Form 10-Q
period 1995-01-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 1995-03-17
CIK 55529

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                   FORM 10-Q


/  X  /      Quarterly Report Pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934

For the quarterly period ended January 31, 1995

/     /      Transition Report Pursuant to Section 13 or 15(d) of
             the Securities Exchange Act of 1934

For the transition period from                 to
                               ---------------    ---------------

Commission file number 0-5286


                        KEWAUNEE SCIENTIFIC CORPORATION
                        -------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                  38-0715562
- -----------------------------------                 ----------------

(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                      Identification No.)

2700 West Front Street
Statesville, North Carolina                               28677
- -----------------------------------                 ----------------
(Address of principal executive offices)                (Zip Code)


                                 (704) 873-7202
                       ------------------------------------
               (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No
                                        ------     ------

As of February 28, 1995, the Registrant had outstanding 2,366,717 shares of Common Stock.

Pages: This report, including exhibits, contains 14 pages numbered sequentially from this cover page.

                          KEWAUNEEE SCIENTIFIC CORPORATION

                                 INDEX TO FORM 10-Q

               FOR THE QUARTERLY PERIOD ENDED January 31, 1995


                                                                           Page
                                                                          Number
                                                                          ------

PART I.   FINANCIAL INFORMATION
- -------------------------------

Item 1.  Financial Statements

         Condensed Statements of Operations -
          Three and nine months ended January 31, 1995 and 1994              3

         Condensed Balance Sheets - January 31, 1995
          and April 30, 1994                                                 4

         Condensed Statements of Cash Flows -
          Nine months ended January 31, 1995 and 1994                        5

         Notes to Condensed Financial Statements                             6

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                8

Review by Independent Accountants                                           11

Independent Accountants' Review Report                                      12


PART II.  OTHER INFORMATION
- ---------------------------

Item 6.  Exhibits and Reports on Form 8-K                                   13


SIGNATURE                                                                   14
- ---------

                          Part 1.  Financial Information



Item 1.  Financial Statements

                          Kewaunee Scientific Corporation
                         Condensed Statements of Operations
                                    (Unaudited)


                                      Three months ended      Nine months ended
                                          January 31,            January 31,
                                      ------------------      -----------------
                                         1995      1994         1995     1994
                                      --------   -------      -------  -------
                                       ($ in thousands, except per share data)
Net sales                              $15,877   $13,843      $47,303  $50,463

Costs of products sold                  13,177    11,632       39,737   40,704
                                       -------   -------      -------   -------
Gross profit                             2,700     2,211        7,566    9,759

Operating expenses                       2,447     2,958        8,661    9,790
                                       -------   -------      -------   -------
Operating earnings (loss)                  253      (747)      (1,095)     (31)

Interest expense                          (168)      (40)        (350)    (229)

Other income, net                           13        21          203       76
                                       -------   -------      -------   -------
Earnings (loss) before income taxes         98      (766)      (1,242)    (184)

Income tax expense (benefit)                28      (153)           -      (37)
                                       -------   -------      -------   -------
Net earnings (loss)                        $70     ($613)     ($1,242)   ($147)
                                       -------   --------     -------   -------

Per share data:
  Earnings (loss) per common share       $0.03    ($0.26)      ($0.52)  ($0.06)

  Average number of common shares
   outstanding (in thousands)            2,367     2,368        2,367    2,368

See accompanying notes to condensed financial statements.

                         Kewaunee Scientific Corporation
                            Condensed Balance Sheets
                                 (Unaudited)

                                                  January 31,     April 30,
                                                     1995            1994
                                                  -----------    -----------
                                                       ($ in thousands)
Assets
- ------
Current assets:
  Cash and cash equivalents                       $   133        $   162
  Short-term investments-restricted                 1,199            805
  Receivables                                      15,841         15,127
  Inventories                                       1,773          1,546
  Prepaid expenses and
   other current assets                             1,462          1,369
                                                  -------        -------
Total current assets                               20,408         19,009
                                                  -------        -------

Property, plant and equipment, at cost             25,346         24,887
Accumulated depreciation                          (14,189)       (12,814)
                                                  -------        -------
Net property, plan and equipment                   11,157         12,073
                                                  -------        -------
Other assets                                          425            484
                                                  -------        --------
                                                  $31,990        $31,566
                                                  -------        -------

Liabilities and Stockholders' Equity
- ------------------------------------
Current liabilities:
  Short-term borrowings (Note D)                  $ 3,337         $ 1,200
  Current portion of long-term debt (Note D)          102             635
  Accounts and notes payable                        6,237           5,144
  Other current liabilities                         3,785           4,935
                                                  --------        --------
Total current liabilities                          13,461          11,914
                                                  --------        --------
Long-term debt (Note D)                             3,243           3,111
                                                  --------        --------
Deferred income taxes and other
  non-current liabilities                           1,274           1,304
                                                  --------        --------
Stockholders' equity:
  Common Stock                                      6,550           6,550
  Additional paid-in-capital                          116             116
  Retained earnings                                 8,855          10,097
  Common stock in treasury, at cost                (1,509)         (1,526)
                                                  --------        --------
Total stockholders' equity                         14,012          15,237
                                                  --------        --------
                                                  $31,990         $31,566
                                                  --------        --------





























































See accompanying notes to condensed financial statements.

                         Kewaunee Scientific Corporation
                        Condensed Statements of Cash Flows
                                 (Unaudited)


                                                      Nine months ended
                                                         January 31,
                                                      -----------------
                                                     1995            1994
                                                  -----------    -----------
                                                        ($ in thousands)
Assets
- ------
Cash flows from operating activities
Net loss                                           ($1,242)          ($147)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
  Depreciation and amortization                      1,433           1,402
  Provision for bad debts                              125              46
  (Increase) decrease in receivables                  (839)          1,632
  Increase in inventories                             (227)             (5)
  Decrease in accounts payable and other
   current liabilities                                 (57)           (704)
  Other, net                                           (47)           (180)
                                                   --------        --------
Net cash provided by (used in)
  operating activities                                (854)          2,404
                                                   --------        --------
Cash flows from investing activities
  Capital expenditures                                (517)           (520)
  Increase in short-term investments                  (394)           (300)
                                                   --------        --------
Net cash used in investing activities                 (911)           (820)
                                                   --------        --------
Cash flows from financing activities
  Net increase (decrease) in short-term
   borrowings                                        2,137            (500)
  Repayment of long-term debt (including
   current maturities)                              (3,401)           (915)
  Proceeds from revolving credit facility
   classified as long-term                           3,000               -
                                                   --------        --------
Net cash provided by (used in) financing
  activities                                         1,736          (1,415)
                                                   --------        ---------
Increase (decrease) in cash and cash
  equivalents                                          (29)            169

Cash and cash equivalents, beginning of period         162             167
                                                   --------        --------

Cash and cash equivalents, end of period              $133            $336
                                                   --------        --------
Supplemental disclosure of cash
  flow information
  Interest paid                                       $292            $205
  Income taxes paid                                    $29             $33

Supplemental disclosure of non-cash investing
  and financing activities
  Assets acquired under capital lease                    -            $162

See accompanying notes to condensed financial statements.

                         Kewaunee Scientific Corporation
                    Notes to Condensed Financial Statements
                                  (unaudited)



A.  Financial Information
- -------------------------

The unaudited interim condensed financial statements of Kewaunee Scientific Corporation (the "Company" or "Kewaunee") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim condensed financial statements should be read in conjunction with the financial statements and notes included in the Company's 1994 Annual Report to Stockholders.

In the opinion of management, the interim condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

B.  Inventories
- ---------------

Inventories consisted of the following (in thousands):

                              January 31, 1995    April 30, 1994
                              ----------------    --------------

Finished products                $  771              $  558
Work-in-process                     363                 498
Raw materials                       639                 490
                                 ------              ------
                                 $1,773              $1,546
                                 ------              ------
                                 ------              ------

C.  Balance Sheet
- -----------------

The Company's April 30, 1994 condensed balance sheet as presented herein is derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

D.  Financing Arrangements
- --------------------------

In January 1995, the Company entered into a credit arrangement with a new lender which allows the Company to borrow the lesser of $8,500,000, or that available under certain eligibility formulas, under a revolving credit facility (the facility). The amount eligible under such formulas was approximately $7.6 million at January 31, 1995, and borrowings outstanding under the facility were $6.3 million at that date. Borrowings under the facility were used to retire the Company's obligations under its Industrial Development Revenue Bonds and repay all amounts outstanding under its bank line of credit.

Under the facility, the Company provides monthly interest payments at a rate of the greater of 8%, or 1% over the lender's prime rate, calculated on the greater of the minimum required loan of $3,000,000 under the facility, or the average of the actual daily loan balance outstanding during each month. The Company's inventories, accounts receivable and plants and equipment are pledged to the lender as collateral securing borrowings under the facility. The facility has a maturity date of January 6, 1997. Due to this maturity date and forecasted cash needs of the Company, $3,000,000 of borrowings outstanding under the facility at January 31, 1995 were classified as long-term debt in the condensed financial statements.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

The Company's 1994 Annual Report to Stockholders contains management's discussion and analysis of financial condition and results of operations at and for the year ended April 30, 1994. The following discussion and analysis describes material changes in the Company's financial condition since April 30, 1994. The analysis of results of operations compares the three months and nine months ended January 31, 1995 with the comparable periods of the prior fiscal year.

Results of Operations
- ---------------------

The Company recorded sales of $15.9 million for the three months ended January 31, 1995, up 14.7% from sales of $13.8 million for the comparable period of the prior year. Sales for the current quarter were favorably affected by increased shipments of end-user products and contract-bid laboratory furniture, partially offset by lower selling prices of contract-bid laboratory furniture. Sales for the nine months ended January 31, 1995 were $47.3 million, down 6.3% from sales of $50.5 million in the comparable period of the prior year. Sales for the current year were unfavorably affected by reduced shipments and lower selling prices of contract-bid laboratory furniture.

The Company's gross profit margins for the three months and nine months ended January 31, 1995 were 17.0 percent and 16.0 percent, respectively, compared with
16.0 percent and 19.3 percent for the comparable periods of the prior fiscal year. The current quarter gross profit margin was favorably affected by increased sales volume, partially offset by lower selling prices of contract-bid laboratory furniture. The gross profit margin for the current year was unfavorably affected by reduced sales volume and lower selling prices of contract-bid laboratory furniture.

Operating expenses for the three months and nine months ended January 31, 1995 were $2.4 million and $8.7 million, or 15.4% and 18.3% of sales, respectively. This compares to operating expenses of $3.0 million and $9.8 million, or 21.4% and 19.4% of sales, respectively, for the comparable periods of the prior fiscal year. The reduction in operating expenses for the current quarter and year are a reflection of cost reduction activities, especially reductions of management and administrative personnel announced in November 1994.

An operating profit of $253,000 was recorded for the three months ended January 31, 1995, and an operating loss of $1.1 million was recorded for the nine months then ended. These compare to operating losses of $747,000 and $31,000, respectively, for the comparable periods of the prior fiscal year.

Other income was $13,000 and $203,000 for the three months and nine months ended January 31, 1995, respectively, compared to other income of $21,000 and $76,000 for the comparable periods of the prior fiscal year. The current year increase in other income was primarily due to cash payments received related to an investment that was written-down in a prior year.

Interest expense was $168,000 and $350,000 for the three months and nine months ended January 31, 1995, respectively, compared to interest expense of $40,000 and $229,000 for the comparable periods of the prior fiscal year. The increase in interest expense for the current quarter and the year resulted from higher levels of debt, higher interest rates, and costs associated with the debt restructuring in the current quarter.

Income tax expense of $28,000 was recorded for the three months ended January 31, 1995, and no tax benefit or expense was recorded for the nine-month period then ended. Income tax benefits of $153,000 and $37,000 were recorded for the three and nine months ended January 31, 1994, respectively. The effective tax rate for each of these periods differs from the related statutory rates due to adjustments to the deferred tax valuation allowance.

Net earnings of $70,000, or 3 cents per share, and net losses of $1,242,000, or 52 cents per share, were recorded for the three months and nine months ended January 31, 1995, respectively. This compares to net losses of $613,000 and $147,000, or 26 cents per share and 6 cents per share, respectively, for the comparable periods of the prior fiscal year.

Liquidity and Capital Resources
- -------------------------------

Historically, the Company's principal sources of liquidity have been funds generated from operations, supplemented as needed by short-term borrowings. The Company believes that these sources will be sufficient to support ongoing business levels.

At January 31, 1995, the Company had working capital of $6.9 million and available borrowings of $1.2 million under the Company's revolving credit facility. At April 30, 1994, the Company had working capital of $7.1 million and available borrowings of $1,950,000 under a bank line of credit. The Company's operations used cash of $854,000 during the nine months ended January 31, 1995, primarily due to an increase in customer receivables. The Company's operations generated cash of $2.4 million during the nine months ended January 31, 1994, primarily due to a decrease in customer receivables.

As discussed in Note D to the condensed financial statements, in January 1995, the Company entered into a credit arrangement with a new lender which allows the Company to borrow the lesser of $8,500,000, or that available under certain eligibility formulas, under a revolving crerdit facility (the facility). The amount eligible under such formulas was approximately $7.6 million at January 31, 1995, and borrowings outstanding under the facility were $6.3 million at that date. Borrowings under the facility were used to retire the Company's obligations under its Industrial Development Revenue Bonds and repay all amounts outstanding under its bank line of credit. The Company's inventories, accounts receivable and plant and equipment are pledged to the lender as collateral securing borrowings under the facility.

The Company used cash of $517,000 for capital expenditures during the nine months ended January 31, 1995, and used cash of $520,000 for such expenditures during the comparable period of the prior fiscal year, in both instances primarily for the purchase of production machinery. The Company does not anticipate an abnormal level of capital expenditures for the remainder of the current fiscal year.

The Company increased its short-term investments by $394,000 during the nine months ended January 31, 1995. Short-term investments are pledged as collateral for letters of credit.

The Company increased its short-term borrowings during the nine months ended January 31, 1995 by $2.1 million. The Company used cash of $3.4 million for principal payments on long-term debt during the nine months ended January 31, 1995, including the retirement of the Company's obligations under its Industrial Development Revenue Bonds. Principal payments of $915,000 were made during the comparable period of the prior fiscal year. Due to the maturity date of the new revolving credit facility and forecasted cash needs of the Company, $3.0 million of the proceeds from the facility were classified as long-term debt in the condensed financial statements at January 31, 1995.

No common stock dividends were paid during the nine months ended January 31, 1995 or the nine months ended January 31, 1994.

                      REVIEW BY INDEPENDENT ACCOUNTANTS

A review of the interim financial information included in this Quarterly Report on Form 10-Q for the three months and nine months ended January 31, 1995 has been performed by Deloitte & Touche LLP, the Company's independent accountants. Their report on the interim financial information follows. There have been no adjustments or disclosures proposed by Deloitte & Touche LLP which have not been reflected in the interim financial information.

INDEPENDENT ACCOUNTANTS' REPORT



To the Board of Directors and Stockholders of Kewaunee Scientific Corporation
Statesville, North Carolina

We have reviewed the accompanying condensed balance sheet of Kewaunee Scientific Corporation as of January 31, 1995, and the related condensed statements of operations for the three-month and nine-month periods ended January 31, 1995 and 1994, and the condensed statements of cash flows for the nine months ended January 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Kewaunee Scientific Corporation as of April 30, 1994, and the related statements of operations and retained earnings and cash flows for the year then ended (not presented herein), and in our report dated June 3, 1994, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of April 30, 1994 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.




DELOITTE & TOUCHE LLP
Charlotte, North Carolina

February 20, 1995

                          PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              There were no exhibits required by Item 601 of Regulation S-K.

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed with the Commission during the three months ended January 31, 1995.

                                  SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 KEWAUNEE SCIENTIFIC CORPORATION
                                                 -------------------------------
                                                           (Registrant)



Date:  March 10, 1995                            By    /s/ Robert M. Cecchini
                                                    ----------------------------
                                                      Robert M. Cecchini
                                                      Vice President of Finance
                                                      Chief Financial Officer