Form 10-K
period 1995-04-30
KEWAUNEE SCIENTIFIC CORP /DE/
filed 1995-07-31
CIK 55529

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K

 ____
/ X /  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- ----
     ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended April 30, 1995 or
                          --------------

 ____
/   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ----
     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ______________ to _______________

Commission file number 0-5286
                       ------

                        KEWAUNEE SCIENTIFIC CORPORATION
                        -------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                             38-0715562
- -------------------------------     ---------------------------------
(State or other jurisdiction of     (IRS Employer Identification No.)
incorporation or organization)

2700 West Front Street
Statesville, North Carolina                      28677-2927
- -------------------------------     ----------------------------------
(Address of principal executive                  (Zip Code)
 offices)

Registrant's telephone number, including area code: (704) 873-7202
                                                    --------------
Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----
Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock $2.50 par value
                         ----------------------------
                               (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes __X__   No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of 464,946 shares of voting stock held by non-affiliates of the Registrant was approximately $1,278,602 based on the last reported sale price of the Registrant's Common Stock on July 7, 1995. (Only shares beneficially owned by directors of the Registrant were excluded as shares held by affiliates. By including or excluding shares owned by anyone, Registrant does not admit for any other purpose that any person is or is not an affiliate of the Registrant.)

As of July 7, 1995, the Registrant had outstanding 2,366,717 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: Those portions of Kewaunee Scientific Corporation's annual report to stockholders for the fiscal year ended April 30, 1995, and of the proxy statement for use in connection with Kewaunee Scientific Corporation's annual meeting of stockholders to be held on August 30, 1995, described in the cross-reference sheet appearing on pages 2 and 3 of this report, are incorporated by reference into Parts I, II and III hereof.

     Table of Contents and Cross-Reference Sheet
     -------------------------------------------

                                                       Page or Reference
                                                       -----------------

PART I....................................                          4

     Item 1.    Business..................                          4

     Item 2.    Properties................                          5

     Item 3.    Legal Proceedings.........                          6

     Item 4.    Submission of Matters to a
                Vote of Security Holders.                           6

     Executive Officers...................                          6

PART II...................................                          7

     Item 5.    Market for Registrant's
                Common Equity and Related
                Stockholder Matters.......             Annual Report, p. 20,*
                                                       "Range of Market Prices,"
                                                       and "Quarterly Financial
                                                       Data"

     Item 6.    Selected Financial Data...             Annual Report,
                                                       pp. 18-19,*
                                                       "Summary of Selected
                                                        Financial Data"

     Item 7.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations               Annual Report, pp. 6-8,*
                                                       "Management's Discussion
                                                       and Analysis"

     Item 8.   Financial Statements and
               Supplementary Data.......               Annual Report, pp.  9-20,*

     Item 9.   Changes in and Disagreements
               with Accountants on Accounting
               and Financial Disclosure..                           7


____________________

* Matters incorporated by reference from Kewaunee Scientific Corporation's annual report to stockholders for the fiscal year ended April 30, 1995 ("Annual Report").


                                              Page or Reference
                                              -----------------
PART III.................................               8
     Item 10.  Directors and Executive
               Officers of the Registrant     Proxy Statement, pp. 1-3,*
                                              "Election of Directors"

     Item 11.  Executive Compensation....     Proxy Statement, pp. 4-5,*
                                              "Executive Compensation,"
                                              pp. 6-7,* "Compensation
                                              Committee Report on Executive
                                              Compensation," and p. 9,*
                                              "Agreements with Certain
                                              Executives"

     Item 12.  Security Ownership of
               Certain Beneficial Owners
               and Management............     Proxy Statement, pp. 10-12,*
                                              "Security Ownership of Directors
                                              and Executive Officers" and
                                              "Security Ownership of Certain
                                              Beneficial Owners"

     Item 13.  Security Relationships
               and Related Transactions..     Proxy Statement, pp. 1-3,*
                                              "Election of Directors"

PART IV..................................               10

     Item 14.  Exhibits, Financial
               Statement Schedules, and
               Reports on Form 8-K.......               10

SIGNATURES...............................               S-1

____________________
* Matters incorporated by reference from the proxy statement of Kewaunee Scientific Corporation for use in connection with its annual meeting of stockholders to be held on August 30, 1995 ("Proxy Statement").

                                    PART  I

Item 1.   Business
- ------------------

          General
          -------

          The principal business of the Registrant is the manufacture and sale of scientific laboratory and technical workstations and equipment for professionals, including wood and metal furniture for use in chemistry, physics, biology and other general science laboratories, and benches for electronic light assembly and testing. Other products for laboratory use include fume hoods and accessories, apparatus benches, work surfaces, sinks and sink assemblies, and glove boxes.

          Scientific laboratory and technical workstations and equipment and related installation accounted for 100 percent of the Registrant's sales in each of the fiscal years ended April 30, 1995, 1994 and 1993.

          The scientific laboratory and technical workstations and equipment produced by the Registrant include general science workstations for use in chemistry, physics and biology laboratories, fume hoods, apparatus benches, work surfaces, sinks and sink assemblies. These products are sold principally to industrial and commercial research laboratories, educational institutions, health-care institutions and governmental entities. The Registrant's products are primarily sold through purchase orders and contracts submitted by customers, through Registrant's commissioned dealers, through a national distributor and through competitive bids submitted by the Registrant. It is common in the scientific laboratory furniture industry for customer orders to require delivery at extended future dates, because the products are frequently to be installed in buildings yet to be constructed. Changes or delays in building construction may cause further delayed delivery dates. Since prices are normally quoted on a firm basis in the industry, the Registrant bears the burden of possible increases in labor and material costs between receipt of an order and delivery of the product.

          The need for working capital and the credit practices of the Registrant are comparable to those of other companies selling similar products in similar markets. Payments for products which the Registrant manufactures and installs are received over longer periods of time and require greater working capital than for manufacturers of most products. In addition, payment terms of some building projects allow for a percentage retention amount which extends the collection period of accounts receivable, thus requiring more working capital.

          The principal raw materials and products manufactured by others used by the Registrant in its products are cold-rolled carbon and stainless steel, hardwood lumber and plywood, paint, chemicals, resins, hardware, plumbing and electrical fittings. Such materials and products are purchased from multiple suppliers and are readily available.

          The Registrant holds various patents and patent rights but does not consider that its success or growth is dependent upon its patents or patent rights. The Registrant's business is not dependent upon licenses, franchises or concessions.

          The Registrant's scientific laboratory and technical workstation and equipment business is neither cyclical nor seasonal, nor is it dependent on any one or a few customers. However, sales to VWR Corporation ("VWR Scientific") represented 17 percent, 13 percent, and 15 percent of the Registrant's total sales, for fiscal years 1995, 1994 and 1993, respectively. VWR Scientific is a distributor of the Registrant's products. In the event that VWR Scientific were not a sales channel, the Registrant would distribute these products through its other sales agents, dealers, and direct sales force or through another outside distributor or distributors.

          The Registrant's sales backlog as of April 30, 1995 was $24.1 million compared to $25.3 million and $27.9 million as of April 30, 1994 and 1993, respectively. In the Registrant's business, planning for purchases frequently commences several years before installation; therefore, increases and decreases in the business activities of the Registrant usually trail the normal economic cycle. It is expected that the amount of the backlog as of the beginning of the fiscal year, together with orders received for current delivery, will be sufficient to permit the Registrant to operate at satisfactory levels during the current year. All but $1.2 million of the backlog as of the beginning of the current fiscal year is scheduled for shipment during the year; however, it may reasonably be expected that delays in shipments will occur because of customer rescheduling or delay in completion of buildings in which the Registrant's products are to be installed. Based on past experience, the Registrant expects that more than 90 percent of its backlog scheduled for shipment in the current fiscal year will be shipped in the current fiscal year.

          Competition
          -----------

          The scientific laboratory and technical workstation and equipment industry is highly competitive. The Registrant believes that the principal competitive factors in the scientific laboratory and technical workstation and equipment industry are price, product performance, and customer service. A substantial portion of the business of the Registrant is based upon competitive public bidding.

          Research and Development
          ------------------------

          The amount spent during the fiscal year ended April 30, 1995 on company-sponsored research and development activities related to new products or services or improvement of existing products or services was $527,647. The amounts spent for similar purposes in the fiscal years ended April 30, 1994 and 1993 were $490,481 and $440,580, respectively. Six professional employees were engaged in such research at April 30, 1995.

          Environmental Compliance
          ------------------------

          In the last three fiscal years, compliance with federal, state or local provisions enacted or adopted regulating the discharge of materials into the environment has had no material effect on the Registrant. There are no material capital expenditures anticipated for such purposes, and no material effect therefrom is anticipated on the earnings or competitive position of the Registrant.

          Employees
          ---------

          The number of persons employed by the Registrant at April 30, 1995 was 575.

Item 2.   Properties
- --------------------

          The Registrant owns and operates three plants in Statesville, North Carolina and one in Lockhart, Texas. The plants are involved in the production of scientific laboratory and technical workstations and equipment.

          The plants in Statesville, North Carolina are located in three separate adjacent buildings which contain manufacturing facilities. Office, engineering and drafting personnel and facilities are located in two of the three buildings. The Registrant's corporate offices are located in the largest building. The plant buildings together comprise approximately 382,000 square feet and are located on approximately 20 acres of land. In addition, the Registrant leases a warehouse of 22,000 square feet in Statesville, North Carolina.

          The plant in Lockhart, Texas is housed in a building of approximately 129,000 square feet located on approximately 30 acres. In addition, a separate 10,000 square foot office building on this site houses certain administrative personnel.

          At April 30, 1995, the Registrant's land and buildings were pledged as collateral securing borrowings and letters of credit outstanding under a revolving credit facility. The Registrant believes its facilities are suitable for their respective uses and are adequate for its current needs.

Item 3.   Legal Proceedings
- ---------------------------

          Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders
- -------------------------------------------------------------

          Not Applicable.

Executive Officers
- ------------------

          Information regarding the executive officers of the Registrant is contained in Part III of this report, Item 10(b), and is incorporated into Part I of this report in reliance on General Instruction G(3) to Form 10-K, by reference.

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related
- -----------------------------------------------------------
          Stockholder Matters
          -------------------

          Incorporated by reference from the Registrant's annual report to stockholders for the fiscal year ended April 30, 1995, page 20, sections entitled "Range of Market Prices" and "Quarterly Financial Data". As of July 7, 1995, the Registrant estimates there were approximately 1,400 stockholders of Kewaunee common shares, of which 439 were stockholders of record.

Item 6.   Selected Financial Data
- ---------------------------------

          Incorporated by reference from the Registrant's annual report to stockholders for the fiscal year ended April 30, 1995, pages 18-19, section entitled "Summary of Selected Financial Data".

Item 7.   Management's Discussion and Analysis of Financial
- -----------------------------------------------------------
          Condition and Results of Operations
          -----------------------------------

          Incorporated by reference from the Registrant's annual report to stockholders for the fiscal year ended April 30, 1995, pages 6-8, section entitled "Management's Discussion and Analysis".

Item 8.   Financial Statements and Supplementary Data
- -----------------------------------------------------

          Incorporated by reference from the Registrant's annual report to stockholders for the fiscal year ended April 30, 1995, pages 9-20.

Item 9.   Changes in and Disagreements with Accountants on
- ----------------------------------------------------------
          Accounting and Financial Disclosure
          -----------------------------------

          Not Applicable.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant
- ------------------------------------------------------------

          (a) Incorporated by reference from the Registrant's proxy statement for use in connection with its annual meeting of stockholders to be held on August 30, 1995, pages 1-3, section entitled "Election of Directors".

          (b) The names and ages of the Registrant's executive officers and their business experience during the past five years are set forth below:


                     Executive Officers of the Registrant
                     ------------------------------------

       Name                Age                       Position
       ----                ---                       --------

Eli Manchester, Jr.         64         President and Chief Executive Officer

Robert M. Cecchini          61         Vice President-Finance; Treasurer;
                                       Secretary; and Chief Financial Officer

T. Ronald Gewin             52         Vice President-Manufacturing

William A. Shumaker         46         Vice President-Sales and Marketing


          Eli Manchester, Jr. was elected a director of the Registrant in November 1990. He was elected President and Chief Executive Officer of the Registrant on July 11, 1990. For eighteen years prior thereto, he was President and Chief Executive Officer of BIW Cables Systems, Inc., a manufacturer of electrical and electronic components.

          Robert M. Cecchini was elected Vice President of Finance, Chief Financial Officer, Secretary and Treasurer in November 1990. Mr. Cecchini joined the Registrant in July 1989 as Corporate Director of Operational Accounting and Costs. Mr. Cecchini has elected to retire, effective July 31, 1995.

          T. Ronald Gewin joined the Registrant in December 1992 as Vice President of Manufacturing. Prior to joining the Registrant, Mr. Gewin was General Manager of a Division of the Grinnell Corporation from 1990 to 1992. He was a Vice President of Manufacturing for a division of White Consolidated Industries from 1987 to 1990.

          William A. Shumaker joined the Registrant in December 1993 as Vice President of Sales and Marketing. Prior to joining the Registrant, Mr. Shumaker was with the St. Charles Companies of St. Charles, Illinois, where he served as Vice President of Sales and Marketing with their Institutional Division from 1989 to 1993, and as National Sales Manager with another division from 1984 to 1988. He held various other sales and customer service positions with The St. Charles Companies from 1969 through 1984.


Item 11.  Executive Compensation
- --------------------------------

          Incorporated by reference from the Registrant's proxy statement for use in connection with its annual meeting of stockholders to be held on August 30, 1995, pages 4-5, section entitled "Executive Compensation," pages 6-7, section entitled "Compensation Committee Report on Executive Compensation," and page 9, section entitled "Agreements with Certain Executives".


Item 12.  Security Ownership of Certain Beneficial Owners
- ---------------------------------------------------------
          and Management
          --------------

          Incorporated by reference from the Registrant's proxy statement for use in connection with its annual meeting of stockholders to be held on August 30, 1995, pages 10-12, sections entitled "Security Ownership of Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners".


Item 13.  Certain Relationships and Related Transactions
- --------------------------------------------------------

          Incorporated by reference from the Registrant's proxy statement for use in connection with its annual meeting of stockholders to be held on August 30, 1995, pages 1-3, section entitled "Election of Directors".

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports
- -------------------------------------------------------------
          on Form 8-K
          -----------

          The following documents are filed or incorporated by reference as part of this report:

                                                             Page or
(a)(1)    Financial Statements                               Reference
          --------------------                               ---------

          Statements of Operations and Retained Earnings -
            Years ended April 30, 1995, 1994 and 1993               9*

          Balance Sheets - April 30, 1995 and 1994                 10*

          Statements of Cash Flows - Years ended
            April 30, 1995, 1994 and 1993                          11*

          Notes to Financial Statements                         12-16*


(a)(2)    Financial Statement Schedule
          ----------------------------

          Independent Auditors' Report -
            Deloitte & Touche LLP                                  11

          Schedule II  - Valuation and Qualifying Accounts         12

          All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.


(a)(3)    Exhibits
          --------

          Exhibits required by Item 601 of Regulation S-K are listed in the
Exhibit Index which is attached hereto at pages S-2 through S-4 and which is incorporated herein by reference.


(b)       Reports on Form 8-K
          -------------------

          No reports on Form 8-K were filed during the fourth quarter of the Registrant's fiscal year ended April 30, 1995.

____________________
* Matters incorporated by reference from the Registrant's annual report to stockholders for the year ended April 30, 1995.

                    [LETTERHEAD OF DELOITTE & TOUCHE LLP]




INDEPENDENT AUDITORS' REPORT



To the Stockholders and Board of Directors
Kewaunee Scientific Corporation
Statesville, North Carolina



We have audited the balance sheets of Kewaunee Scientific Corporation as of April 30, 1995 and 1994, and the related statements of operations, retained earnings, and cash flows for each of the three years in the period ended April 30, 1995; such financial statements are included in your 1995 Annual Report to Stockholders. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Kewaunee Scientific Corporation as of April 30, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



/s/ Deloitte & Touche LLP
June 2, 1995


               [LOGO OF DELOITTE TOUCHE TOHMATSU INTERNATIONAL]

                                                                     Schedule II


                        Kewaunee Scientific Corporation
                       Valuation and Qualifying Accounts
                                ($ in thousands)

                                                            Charged
                                         Balance at        (Credited)                          Balance at
                                         Beginning          to Costs                              End
Description                              of Period        and Expenses       Deductions*       of Period
- -------------                            ----------       ------------       -----------       ----------

Year ended April 30, 1995
   Allowance for doubtful accounts          $628             $ 125              $(129)            $624
                                            ====             ======             ======            ====

Year ended April 30, 1994
   Allowance for doubtful accounts          $800             $ (67)             $(105)            $628
                                            ====             ======             ======            ====

Year ended April 30, 1993
   Allowance for doubtful accounts          $914             $  15              $(129)            $800
                                            ====             ======             ======            ====

* Uncollectible accounts written off, net of recoveries.

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         KEWAUNEE SCIENTIFIC CORPORATION



                         By: /s/ Eli Manchester, Jr.
                             --------------------------------------
                                 Eli Manchester, Jr.
                             President and Chief Executive Officer


Date: July 26, 1995


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

  (i)   Principal Executive Officer                      )
                                                         )
                                                         )
        /s/ Eli Manchester, Jr.                          )
        -------------------------------                  )
        Eli Manchester, Jr., President                   )
        and Chief Executive Officer                      )
                                                         )
  (ii)  Principal Financial and Accounting Officer       )
                                                         )
                                                         )
        /s/ R. M. Cecchini                               )
        -------------------------------                  )
        R. M. Cecchini,                                  )
        Vice President-Finance, Treasurer                )
                                                         )
  (iii) A majority of the Board of Directors:            )  July 26, 1995
                                                         )
                                                         )
/s/ Margaret B. Bruemmer     /s/ Eli Manchester, Jr.     )
- -------------------------    --------------------------  )
Margaret B. Bruemmer         Eli Manchester, Jr.         )
                                                         )
                                                         )
/s/ W. N. Caldwell           /s/ James T. Rhind          )
- -------------------------    --------------------------  )
W. N. Caldwell               James T. Rhind              )
                                                         )
                                                         )
/s/ John C. Campbell, Jr.    /s/ Thomas F. Pyle          )
- -------------------------    --------------------------  )
John C. Campbell, Jr.        Thomas F. Pyle              )
                                                         )
                                                         )
/s/ Kingman Douglass                                     )
- -------------------------                                )
Kingman Douglass                                         )

                        KEWAUNEE SCIENTIFIC CORPORATION

                                 Exhibit Index
                                 -------------

                                                                                                        Page Number
Number        Description of Exhibit                                                                    (or Reference)
- ------        ----------------------                                                                    --------------
   3          Articles of incorporation and by-laws

              3.1    Restated Certificate of incorporation (as amended)                                       (3)

              3.2    By-Laws (as amended as of August 28, 1991)                                               (9)

  10          Material Contracts

              10.2   Kewaunee Scientific Corporation 1982 Incentive Stock Option Plan                         (5)

              10.2A  Amendment dated February 24, 1988 to 1982 Incentive Stock Option Plan                    (6)

              10.7   Amended and Restated Incentive Savings Plan for Salaried Employees of
                     Kewaunee Scientific Corporation                                                         (10)

              10.9   Kewaunee Scientific Corporation Supplemental Retirement Plan                             (4)

              10.12  Employee Stock Ownership Plan of 1985 for Salaried Employees and Hourly
                     Employees of Kewaunee Scientific Corporation                                             (2)

              10.13  Kewaunee Scientific Corporation 1985 Re-Established Retirement Plan for
                     Salaried Employees                                                                       (2)

              10.14  Kewaunee Scientific Corporation 1985 Re-Established Retirement Plan for
                     Hourly Employees                                                                         (2)

              10.15  Employment Agreement dated as of December 11, 1990 between Eli Manchester, Jr.
                      and the Registrant                                                                      (7)

              10.19  Kewaunee Scientific Corporation 1991 Key Employee Stock Option Plan                      (8)

              10.20  Agreement between Kewaunee Scientific Corporation and Coronet Insurance Company,
                     dated July 2, 1991                                                                       (9)

              10.21  Kewaunee Scientific Corporation Executive Deferred Compensation Plan                     (9)

              10.22  Agreement dated as of June 8, 1993 between Robert M. Cecchini and the Registrant        (10)

- ---------------
All footnotes located on page S-4.

                                                                                                        Page Number
Number        Description of Exhibit                                                                    (or Reference)
- ------        ----------------------                                                                    --------------
              10.23  Employment Agreement dated as of December 8, 1992 between T. Ronald Gewin
                     and the Registrant                                                                      (10)

              10.24  Fiscal Year 1996 Incentive Bonus Plan                                                    (1)

              10.25  Employment Agreement dated as of December 7, 1993 between William A. Shumaker
                     and the Registrant                                                                      (12)

              10.26  Kewaunee Scientific Corporation Stock Option Plan for Directors                         (11)

              10.27  Agreement dated as of December 14, 1994 between T. Ronald Gewin
                     and the Registrant                                                                       (1)

               10.28 Accounts Receivable Financing Agreement dated as of January 6, 1995 between the
                     CIT Group/Business Credit, Inc. and the Registrant                                       (1)

              10.29  Accounts Receivable Financing Agreement Supplement Inventory dated as of
                     January 6, 1995 between The CIT Group/Business Credit, Inc. and the Registrant           (1)

              10.30  Security Agreement (Equipment & Machinery) dated as of January 6, 1995 between
                     The CIT Group/Business Credit, Inc. and the Registrant                                   (1)

  13          Annual Report to Stockholders for the fiscal year ended April 30, 1995 (Such Report, except to the extent incorporated herein by reference, is being furnished for the information of the Securities and Exchange Commission only and is not deemed filed
              as a part of this annual report on Form 10-K)                                                   (1)

  27          Financial Data Schedule                                                                         (1)

(All other exhibits are either inapplicable or not required.)

- ---------------
All footnotes located on page S-4.

                                                             Footnotes
                                                             ---------

(1)      Attached to Form 10-K filed with the Securities and Exchange Commission.

(2)      Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on
         Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 1987, and incorporated herein by reference.

(3)      Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on
         Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 1985, and incorporated herein by reference.

(4)      Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on
         Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 1985, and incorporated herein by reference.

(5)      Filed as an exhibit to the Kewaunee Scientific Corporation Proxy Statement dated July 30, 1982, and incorporated herein by reference.

(6)      Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on
         Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 1989, and incorporated herein by reference.

(7)      Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on
         Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 1991, and incorporated herein by reference.

(8)      Filed as an exhibit to the Kewaunee Scientific Corporation Proxy Statement dated July 26, 1991, and incorporated herein by reference.

(9)      Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on
         Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 1992, and incorporated herein by reference.

(10)     Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on
         Form 10-K (Commission File No. 05286) for the fiscal year ended April 30, 1993, and incorporated herein by reference.

(11)     Filed as an exhibit to the Kewaunee Scientific Corporation Proxy Statement dated July 23, 1993, and incorporated herein by reference.

(12)     Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on
         Form 10-K (Commission File No. 05286) for the fiscal year ended April 30, 1994, and incorporated herein by reference.