Form 10-Q
period 1995-07-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 1995-09-14
CIK 55529

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                  FORM 10-Q

/ X /     Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

For the quarterly period ended July 31, 1995


/   /     Transition Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

For the transition period from            to
                               ----------    ------------

Commission file number 0-5286

                      KEWAUNEE SCIENTIFIC CORPORATION
                      --------------------------------
           (Exact name of registrant as specified in its charter)

          Delaware                                  38-0715562
----------------------------                    ------------------
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                 Identification No.)

2700 West Front Street
Statesville, North Carolina                           28677
-----------------------------                   ------------------
(Address of principal executive offices)            (Zip Code)

                              (704) 873-7202
                        ----------------------------
            (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes    X     No
                                                    --------    --------

As of August 31, 1995, the Registrant had outstanding 2,366,717 shares of Common Stock.

Pages: This report, including exhibits, contains 12 pages numbered sequentially from this cover page.

                       KEWAUNEE SCIENTIFIC CORPORATION

                            INDEX TO FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED JULY 31, 1995


                                                             Page Number
                                                             -----------

PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

     Condensed Statements of Operations -
       Three months ended July 31, 1995 and 1994                  3

     Condensed Balance Sheets - July 31, 1995
       and April 30, 1995                                         4

     Condensed Statements of Cash Flows -
       Three months ended July 31, 1995 and 1994                  5

     Notes to Condensed Financial Statements                      6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                      7

Review by Independent Accountants                                 9

Independent Accountants' Review Report                           10


PART II.  OTHER INFORMATION
---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders     11

Item 6.  Exhibits and Reports on Form 8-K                        11


SIGNATURE                                                        12
---------

                      PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

                     Kewaunee Scientific Corporation
                    Condensed Statements of Operations
                 ($ in thousands, except per share data)

                                                  Three months ended
                                                       July 31
                                                  ------------------
                                                  1995         1994
                                                  ----         ----
                                                     (Unaudited)
Net Sales                                        $15,548      $16,383

Costs of products sold                            12,875       13,558
                                                  ------       ------
Gross profit                                       2,673        2,825

Operating expenses                                 2,415        3,040
                                                  ------       ------
Operating earnings (loss)                            258         (215)

Interest expense                                    (204)         (85)

Other income, net                                     16          161
                                                  ------       ------
Earnings (loss) before income taxes                   70         (139)

Income tax expense (benefit)                          --          (28)
                                                  ------       -------
Net earnings (loss)                                  $70        ($111)
                                                  ------       -------

Per share data:
  Earnings (loss) per common share                 $0.03       ($0.05)

Average number of common shares
  outstanding (in thousands)                       2,367        2,367

See accompanying notes to condensed financial statments.

                      Kewaunee Scientific Corporation
                          Condensed Balance Sheets
                            ($ in thousands)

                                               July 31            April 30
                                                1995                1995
                                              ---------          ----------
                                                      (Unaudited)
Assets
------

Current assets:
  Cash                                           $31                   $58
  Short-term investments                         350                   350
  Receivables                                 15,538                15,571
  Inventories                                  1,785                 1,336
  Prepaid expenses and
    other current assets                       1,454                 1,115
                                              ------                ------
Total current assets                          19,158                18,430
                                              ------                ------

Property, plant and equipment, at cost        25,400                25,233
Accumulated depreciation                     (14,508)              (14,113)
                                              ------                ------
Net property, plant and equipment             10,892                11,120
                                              ------                ------
Other assets                                     514                   524
                                              ------                ------
                                             $30,564               $30,074
                                              ------                ------

Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
  Short-term borrowings                       $2,976                $2,239
  Current portion of long-term debt              111                   111
  Accounts payable                             5,724                 5,494
  Other current liabilities                    3,002                 3,858
                                              ------                ------
Total current liabilities                     11,813                11,702
                                              ------                ------
Long-term debt                                 3,179                 3,206
                                              ------                ------
Deferred incomes taxes and other
  non-current liabilities                      1,348                 1,012
                                              ------                ------
Stockholders' equity:
  Common stock                                 6,550                 6,550
  Additional paid-in-capital                     116                   116
  Retained earnings                            9,070                 9,000
  Common stock in treasury, at cost           (1,512)               (1,512)
                                               ------                ------
Total stockholders' equity                    14,224                14,154
                                              ------                ------
                                             $30,564               $30,074
                                              ------                ------

See accompanying notes to condensed financial statements.

                   Kewaunee Scientific Corporation
                 Condensed Statements of Cash Flows
                         ($ in thousands)

                                                       Three months ended
                                                             July 31
                                                       ------------------
                                                       1995          1994
                                                       ----          ----
                                                           (Unaudited)
Cash flows from 0perating activities:
Net earnings (loss)                                     $70         ($111)
Adjustments to reconcile net earnings (loss)
to net cash provided by (used in)
operating activities:
  Depreciation and amortization                         394           474
  Provision for bad debts                                 9            14
  (Increase) decrease in receivables                     24          (325)
  Increase in inventories                              (449)         (449)
  Decrease in accounts payable and
    other current liabilities                          (626)          (54)
  Other, net                                              7          (176)
                                                       -----         -----
Net cash used in operating activities                  (571)         (627)
                                                       -----         -----
Cash flows from investing activities:
  Capital expenditures                                 (166)         (180)
                                                       -----         -----
Net cash used in investing activities                  (166)         (180)
                                                       -----         -----
Cash flows from financing activities:
  Net increase in short-term borrowings                 737         1,000
  Repayment of long-term debt                           (27)         (151)
                                                       -----         -----
Net cash provided by financing activities               710           849
                                                       -----         -----
Increase (decrease) in cash                             (27)           42
Cash, beginning of period                                58           162
                                                       -----         -----
Cash, end of period                                     $31          $204
                                                       -----         -----
Supplemental disclosure:
  Interest paid                                        $166           $64
  Income taxes paid                                     $27           $16

See accompanying notes to condensed financial statements.

                     Kewaunee Scientific Corporation
                 Notes to Condensed Financial Statements
                             (unaudited)

A.  Financial Information
-------------------------

The unaudited interim condensed financial statements of Kewaunee Scientific Corporation (the "Company" or "Kewaunee") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim condensed financial statements should be read in conjunction with the financial statements and notes included in the Company's 1995 Annual Report to Stockholders.

In the opinion of management, the interim condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

B.  Inventories
---------------

Inventories consisted of the following (in thousands):

                              July 31, 1995       April 30, 1995
                              -------------       --------------
Finished products                $  829              $  280
Work in process                     317                 345
Raw materials                       639                 711
                                 ------              ------

                                 $1,785              $1,336
                                 ------              ------

C.  Balance Sheet
-----------------

The Company's April 30, 1995 condensed balance sheet as presented herein is derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

          Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations

The Company's 1995 Annual Report to Stockholders contains management's discussion and analysis of financial condition and results of operations at and for the year ended April 30, 1995. The following discussion and analysis describes material changes in the Company's financial condition since April 30, 1995. The analysis of results of operations compares the three months ended July 31, 1995 with the comparable period of the prior fiscal year.

Results of Operations
---------------------

The Company recorded sales of $15.5 million for the three months ended July 31, 1995, down 5.1% from sales of $16.4 million for the comparable period of the prior year. This lower sales volume was in line with the Company's projections, based on the lower market demand for laboratory furniture and the Company's marketing strategies.

The Company's gross profit margin for the three months ended July 31, 1995 was 17.2%, unchanged from the comparable period of the prior fiscal year.

Operating expenses for the three months ended July 31, 1995 were $2.4 million, down 20.6% from operating expenses of $3.0 million for the comparable period of the prior fiscal year. As a percent of sales, operating expenses for the three months ended July 31, 1995 were 15.5% of sales as compared to 18.6% of sales for the comparable period of the prior fiscal year. The reduction in operating expenses for the current quarter resulted from a variety of actions including, in particular, reductions in management and administrative personnel.

An operating profit of $258,000 was recorded for the three months ended July 31, 1995, as compared to an operating loss of $215,000 recorded in the comparable period of the prior fiscal year.

Interest expense was $204,000 for the three months ended July 31, 1995, compared to $85,000 for the comparable period of the prior fiscal year. The increase in interest expense for the current quarter resulted from higher levels of debt and higher interest rates.

Other income was $16,000 for the three months ended July 31, 1995, compared to $161,000 for the comparable period of the prior fiscal year. Prior year other income exceeded the current year amount primarily due to a cash settlement that was received in the prior year related to an investment that had been previously written-down.

No income tax expense or benefit was recorded for the three months ended July 31, 1995. An income tax benefit of $28,000 was recorded for the three months ended July 31, 1994. The effective tax rate for each of these periods differs from the related statutory rates due to adjustments to the deferred tax valuation allowance.

A net profit of $70,000, or $.03 per share, was reported for the three months ended July 31, 1995, compared to a net loss of $111,000, or $.05 per share, for the comparable period of the prior fiscal year. The reduction in operating expenses during the current quarter more than offset the unfavorable effect of the lower sales volume during the quarter.

Liquidity and Capital Resources
-------------------------------

Historically, the Company's principal sources of liquidity have been funds generated from operations, supplemented as needed by short-term borrowings. The Company believes that these sources will be sufficient to support ongoing business levels, including capital expenditures and debt service requirements.

The Company had working capital of $7.3 million at July 31, 1995, as compared to $6.7 million at April 30, 1995. The ratio of current assets to current liabilities was 1.6-to-1 at July 31, 1995, unchanged from April 30, 1995. The debt-to-equity ratio was .44-to-1 at July 31, 1995, as compared to .39-to-1 at April 30, 1995. The Company had unused credit available in the amount of $1.6 million under a revolving credit facility at July 31, 1995, as compared to unused credit in the amount of $2.1 million at April 30, 1995. The Company had unused credit available under a revolving credit facility in the amount of $1.6 million at July 31, 1995, as compared to unused credit available under this facility of $2.1 million at April 30, 1995.

The Company's operations used cash of $571,000 during the three months ended July 31, 1995, primarily due to payments decreasing accounts payable and accrued expenses and the funding of an increase in inventories. The Company's operations used cash of $627,000 during the three months ended July 31, 1994.

The Company used cash of $166,000 for capital expenditures during the three months ended July 31, 1995, and used cash of $180,000 for such expenditures for the comparable period of the prior fiscal year, in both instances primarily for the purchase of production machinery. The Company does not anticipate an abnormal level of capital expenditures for the remainder of the current fiscal year.

                   REVIEW BY INDEPENDENT ACCOUNTANTS

A review of the interim financial information included in this Quarterly Report on Form 10-Q for the three months ended July 31, 1995 has been performed by Deloitte & Touche LLP, the Company's independent accountants.
 Their report on the interim financial information follows. There have been no adjustments or disclosures proposed by Deloitte & Touche LLP which have not been reflected in the interim financial information.

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Stockholders of Kewaunee Scientific Corporation
Statesville, North Carolina

We have reviewed the accompanying condensed balance sheet of Kewaunee Scientific Corporation as of July 31, 1995, and the related condensed statements of operations and cash flows for the three-month periods ended July 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Kewaunee Scientific Corporation as of April 30, 1995, and the related statements of operations and retained earnings and cash flows for the year then ended (not presented herein); and in our report dated June 2, 1995, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of April 30, 1995 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


Deloitte & Touche LLP
Charlotte, North Carolina

August 16, 1995

                       PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

     (a) The Registrant held its Annual Meeting of Stockholders on August 30, 1995.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          There were no exhibits required by Item 601 of Regulation S-K.

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed with the Commission during the three months ended July 31, 1995.

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


                                   KEWAUNEE SCIENTIFIC CORPORATION
                                   -------------------------------
                                           (Registrant)





Date:  September 13, 1995          By   /s/ D. Michael Parker
                                        ------------------------------
                                        D. Michael Parker
                                        Vice President of Finance
                                        Chief Financial Officer