Form 10-Q/A
period 1995-07-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 1995-11-16
CIK 55529

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                  FORM 10-Q/A

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

Pages: This report, including exhibits, contains 4 pages numbered sequentially from this cover page.

                       KEWAUNEE SCIENTIFIC CORPORATION

                            INDEX TO FORM 10-Q/A

                FOR THE QUARTERLY PERIOD ENDED JULY 31, 1995


                                                             Page Number
                                                             -----------

PART II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits                                                2


SIGNATURE                                                        3
---------

                       PART II.  OTHER INFORMATION


Item 6.  Exhibits

     (a)  Exhibits

          Exhibit 27  Financial Data Schedule

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


                                   KEWAUNEE SCIENTIFIC CORPORATION
                                   -------------------------------
                                           (Registrant)





Date:  November 16, 1995           By   /s/ D. Michael Parker
                                        ------------------------------
                                        D. Michael Parker
                                        Vice President of Finance
                                        Chief Financial Officer