Form 10-Q
period 1995-10-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 1995-12-15
CIK 55529

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549

                              FORM 10-Q


/ X / Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 1995

/   /     Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

For the transition period from ____________ to _____________

Commission file number 0-5286


                  KEWAUNEE SCIENTIFIC CORPORATION

      (Exact name of registrant as specified in its charter)

          Delaware                               38-0715562

(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)               Identification No.)

2700 West Front Street
Statesville, North Carolina                         28677
(Address of principal executive offices)          (Zip Code)

                             (704) 873-7202

          (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X     No _______

As of November 30, 1995, the Registrant had outstanding 2,366,717 shares of Common Stock.

Pages: This report, including exhibits, contains 13 pages numbered sequentially from this cover page.

                 KEWAUNEE SCIENTIFIC CORPORATION

                       INDEX TO FORM 10-Q

         FOR THE QUARTERLY PERIOD ENDED October 31, 1995


                                                                Page
                                                                Number
                                                                ------

PART I.  FINANCIAL INFORMATION
------------------------------

Item 1. Financial Statements

        Condensed Statements of Operations -
        Three and six months ended October 31, 1995 and 1994       3

        Condensed Balance Sheets - October 31, 1995
        and April 30, 1995                                         4

        Condensed Statements of Cash Flows -
        Six months ended October 31, 1995 and 1994                 5

        Notes to Condensed Financial Statements                    6


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                        7

Review by Independent Accountants                                 10

Independent Accountants' Review Report                            11


PART II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K                         12


SIGNATURE                                                         13
---------

              Part 1.  Financial Information

Item 1.  Financial Statements

                         Kewaunee Scientific Corporation
                       Condensed Statements of Operations
                                   (Unaudited)

                       Three Months ended     Six months ended
                           October 31            October 31
                           ----------            ----------
                      1995       1994       1995       1994
                      ----       ----       ----       ----
                       ($ in thousands, except per share data)

Net sales               $15,385    $15,043    $30,933     $31,426

Cost of products         12,389     13,002     25,264      26,560
sold                    -------    -------    -------     -------

Gross profit              2,996      2,041      5,669       4,866

Operating expenses        2,680      3,174      5,095       6,214
                         ------     ------     ------      ------
Operating earnings          316    (1,133)        574     (1,348)
(loss)

Interest expense          (191)       (97)      (395)       (182)

Other income, net            23         29         39         190
                         ------     ------     ------      ------
Earnings (loss)             148    (1,201)        218     (1,340)
before income taxes

Income tax benefit            -          -          -        (28)
                         ------     ------     ------     -------

Net earnings (loss)        $148   ($1,201)       $218    ($1,312)
                        =======   ========     ======    ========

Per share data:           $0.06    ($0.51)      $0.09     ($0.55)
Earnings (loss) per
common share

Average number of         2,367      2,367      2,367       2,367
common shares
outstanding (in
thousands)

See accompanying notes to condensed financial statements.

                      Kewaunee Scientific Corporation
                          Condensed Balance Sheets
                            ($ in thousands)

                                             October 31           April 30
                                                1995                1995
                                              ---------          ----------
                                                      (Unaudited)
Assets
------

Current assets:
  Cash                                            $5                   $58
  Short-term investments                           -                   350
  Receivables                                 14,362                15,571
  Inventories                                  1,701                 1,336
  Prepaid expenses and
    other current assets                       1,326                 1,115
                                              ------                ------
Total current assets                          17,394                18,430
                                              ------                ------

Property, plant and equipment, at cost        26,011                25,233
Accumulated depreciation                     (14,922)              (14,113)
                                              ------                ------
Net property, plant and equipment             11,089                11,120
                                              ------                ------
Other assets                                     507                   524
                                              ------                ------
                                             $28,990               $30,074
                                              ------                ------

Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
  Short-term borrowings                       $1,268                $2,239
  Current portion of long-term debt              178                   111
  Accounts payable                             5,129                 5,494
  Other current liabilities                    3,277                 3,858
                                              ------                ------
Total current liabilities                      9,852                11,702
                                              ------                ------
Long-term debt                                 3,413                 3,206
                                              ------                ------
Deferred incomes taxes and other
  non-current liabilities                      1,353                 1,012
                                              ------                ------
Stockholders' equity:
  Common stock                                 6,550                 6,550
  Additional paid-in-capital                     116                   116
  Retained earnings                            9,218                 9,000
  Common stock in treasury, at cost           (1,512)               (1,512)
                                               ------                ------
Total stockholders' equity                    14,372                14,154
                                              ------                ------
                                             $28,990               $30,074
                                              ------                ------

See accompanying notes to condensed financial statements.

                   Kewaunee Scientific Corporation
                 Condensed Statements of Cash Flows
                         ($ in thousands)

                                                        Six months ended
                                                           October 31
                                                       ------------------
                                                       1995          1994
                                                       ----          ----
                                                           (Unaudited)
Cash flows from operating activities:
Net earnings (loss)                                    $218       ($1,312)
Adjustments to reconcile net earnings (loss)
to net cash provided by (used in)
operating activities:
  Depreciation and amortization                         808           972
  Provision for bad debts                                18            26
  Decrease in receivables                             1,191           169
  Increase in inventories                              (365)       (1,110)
  (Decrease) increase in accounts payable and
    other current liabilities                          (946)        1,020
  Other, net                                            147           (45)
                                                       -----         -----
Net cash provided by (used in)                        1,071          (280)
  operating activities
                                                       -----         -----
Cash flows from investing activities:
  Capital expenditures                                 (439)         (316)
  Decrease (increase) in short-term investments         350           (44)
                                                       -----         -----
Net cash used in investing activities                   (89)         (360)
                                                       -----         -----
Cash flows from financing activities:
  Net (decrease) increase in short-term borrowings     (971)        1,100
  Repayment of long-term debt                           (64)         (311)
                                                       -----         -----
Net cash (used in) provided by financing activities  (1,035)          789
                                                       -----         -----
(Decrease) increase in cash and cash equivalents        (53)          149
Cash and cash equivalents, beginning of period           58           162
                                                       -----         -----
Cash and cash equivalents, end of period                 $5          $311
                                                       -----         -----
Supplemental disclosure of cash flow information
  Interest paid                                        $326          $151
  Income taxes (refunded) paid, net                    ($36)          $26

Supplemental disclosure of non-cash financing
  activities
  Equipment acquired under financing arrangements      $338             -

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

B.  Inventories
---------------

Inventories consisted of the following (in thousands):


                             October 31, 1995     April 30, 1995
                             ----------------     --------------

Finished products                $  438              $  280
Work-in-process                     348                 345
Raw materials                       915                 711
                                 ------              ------

                                 $1,701              $1,336
                                 ------              ------

C.  Balance Sheet
-----------------

The Company's April 30, 1995 condensed balance sheet as presented herein is derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

The Company's 1995 Annual Report to Stockholders contains management's discussion and analysis of financial condition and results of operations at and for the year ended April 30, 1995.
 The following discussion and analysis describes material changes in the Company's financial condition since April 30, 1995. The analysis of results of operations compares the three months and six months ended October 31, 1995 with the comparable periods of the prior fiscal year.

Results of Operations
---------------------

The Company recorded sales of $15.4 million for the three months ended October 31, 1995, up 2.3% from sales of $15.0 million for the comparable period of the prior year. Sales for the six months ended October 31, 1995 were $30.9 million, down 1.6% from sales of $31.4 million in the comparable period of the prior year. The sales volumes for the three months and six months ended October 31, 1995 were in line with the Company's projections, based on current market demand for laboratory furniture and the Company's marketing strategies.

The Company's gross profit margins for the three months and six months ended October 31, 1995 were 19.5 percent and 18.3 percent, respectively, compared with 13.6 percent and 15.5 percent for the comparable periods of the prior fiscal year. Current year gross profit margins were favorably affected by several factors including a more favorable product sales mix, cost improvements implemented since the prior year and changes in the Company's pricing strategies.

Operating expenses for the three months and six months ended October 31, 1995 were $2.7 million and $5.1 million, respectively, compared to $3.2 million and $6.2 million for the comparable periods of the prior fiscal year. As a percent of sales, operating expenses for the three months and six months ended October 31, 1995 were 17.4 percent and 16.5 percent of sales, respectively, compared to 21.1 percent and 19.8 percent of sales for the comparable periods of the prior fiscal year. The reduction in operating expenses for the three months and six months ended October 31, 1995 resulted from a variety of cost improvement actions including, in particular, reductions in management and administrative personnel.

Operating earnings of $316,000 and $574,000 were recorded for the three months and six months ended October 31, 1995, respectively.
This compares to operating losses of $1.1 million and $1.3 million for the comparable periods of the prior fiscal year.

Other income was $23,000 and $39,000 for the three months and six months ended October 31, 1995, respectively, compared to $29,000 and $190,000 for the comparable periods of the prior fiscal year. Prior year other income exceeded the current year amount primarily due to a cash settlement received in the first quarter of the prior year related to an investment that had been written-down.

Interest expense was $191,000 and $395,000 for the three months and six months ended October 31, 1995, respectively, compared to $97,000 and $182,000 for the comparable periods of the prior fiscal year. The increase in interest expense for the current year resulted from higher levels of average debt and higher interest rates.

No income tax expense or benefit was recorded for the three months and six months ended October 31, 1995. An income tax benefit of $28,000 was recorded for the six months ended October 31, 1994, and no tax benefit or expense was recorded for the three-month period then ended. The effective tax rate for each of these periods differs from the related statutory rates due to adjustments to the deferred tax valuation allowance. The deferred tax amounts at the end of the quarter have been substantially reduced by the valuation allowance to reflect the uncertainty to their ultimate recoverability.

Net earnings of $148,000 and $218,000, or 6 cents per share and 9 cents per share, were recorded for the three months and six months ended October 31, 1995, respectively. This compares to net losses of $1.2 million and $1.3 million, or 51 cents per share and 55 cents per share, respectively, for the comparable periods of the prior fiscal year.

Liquidity and Capital Resources
-------------------------------

Historically, the Company's principal sources of liquidity have been funds generated from operations, supplemented as needed by short-term borrowings. The Company believes that these sources will be sufficient to support ongoing business levels, including capital expenditures and debt service requirements.

The Company had working capital of $7.5 million at October 31, 1995, as compared to $6.7 million at April 30, 1995. The ratio of current assets to current liabilities was 1.8-to-1 at October 31, 1995, as compared to 1.6-to-1 at April 30, 1995. The debt-to-equity ratio was .34-to-1 at October 31, 1995, as compared to
 .39-to-1 at April 30, 1995. The Company had unused credit available under a revolving credit facility of $2.7 million at October 31, 1995, as compared to unused credit available under this facility of $2.1 million at April 30, 1995.

The Company's operations generated cash of $1.1 million during the six months ended October 31, 1995, primarily from a decrease in accounts receivable. The Company's operations used cash of $280,000 during the six months ended October 31, 1994, primarily to fund the operating losses for the period and an increase in inventories.

The Company used cash of $439,000 for capital expenditures during the six months ended October 31, 1995, and used cash of $316,000 for such expenditures during the comparable period of the prior fiscal year, in both instances primarily for the purchase of production machinery. The Company does not anticipate an abnormal level of capital expenditures for the remainder of the current fiscal year.

The Company decreased its short-term borrowings during the six months ended October 31, 1995 by $971,000. The Company used cash of $64,000 for scheduled principal payments on long-term debt during the six months ended October 31, 1995, as compared to scheduled principal payments of $311,000 during the comparable period of the prior fiscal year.

No common stock dividends were paid during the six months ended
October 31, 1995 or the six months ended October 31, 1994.

                REVIEW BY INDEPENDENT ACCOUNTANTS


A review of the interim financial information included in this Quarterly Report on Form 10-Q for the three months and six months ended October 31, 1995 has been performed by Deloitte & Touche, the Company's independent accountants. Their report on the interim financial information follows. There have been no adjustments or disclosures proposed by Deloitte & Touche which have not been reflected in the interim financial information.

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Stockholders of Kewaunee Scientific Corporation
Statesville, North Carolina

We have reviewed the accompanying condensed balance sheet of Kewaunee Scientific Corporation as of October 31, 1995, and the related condensed statements of operations for the three-month and six-month periods ended October 31, 1995 and 1994 and the condensed statements of cash flows for the six-month and three-month periods ended October 31, 1995 and 1994.
These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Kewaunee Scientific Corporation as of April 30, 1995, and the related statements of operations and retained earnings and of cash flows for the year then ended (not presented herein); in our report dated June 2, 1995, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of April 30, 1995 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


Deloitte & Touche LLP
Charlotte, North Carolina

November 15, 1995

                   PART II.  OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

             There were no exhibits required by Item 601 of Regulation S-K.

        (b)  Reports on Form 8-K

             No reports on Form 8-K were filed with the Commission during the three months ended October 31, 1995.

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



                                   KEWAUNEE SCIENTIFIC CORPORATION
                                   -------------------------------
                                             (Registrant)




Date:  December 5, 1995            By   /s/ D. Michael Parker
                                        ---------------------
                                        D. Michael Parker
                                        Vice President of Finance
                                        Chief Financial Officer