Form 10-Q
period 1996-01-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 1996-03-18
CIK 55529

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

  X       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
_____     Exchange Act of 1934

For the quarterly period ended January 31, 1996


_____ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to _____________

Commission file number 0-5286

                        KEWAUNEE SCIENTIFIC CORPORATION
                        -------------------------------

            (Exact name of registrant as specified in its charter)

           Delaware                                       38-0715562
-------------------------------                       -------------------

(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

2700 West Front Street
Statesville, North Carolina                                  28677
-------------------------------                       -------------------
(Address of principal executive offices)                  (Zip Code)

                                (704) 873-7202
                         ----------------------------

             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X     No
                                               -------     -------

As of February 29, 1996, the Registrant had outstanding 2,366,717 shares of Common Stock.

Pages: This report, including exhibits, contains 13 pages numbered sequentially from this cover page.

                        KEWAUNEE SCIENTIFIC CORPORATION

                              INDEX TO FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED January 31, 1996

                                                                  Page
                                                                  Number
                                                                  ------

PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

         Condensed Statements of Operations -
         Three and nine months ended January 31, 1996 and 1995       3

         Condensed Balance Sheets - January 31, 1996
          and April 30, 1995                                         4

         Condensed Statements of Cash Flows -
          Nine months ended January 31, 1996 and 1995                5

         Notes to Condensed Financial Statements                     6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         7

Review by Independent Accountants                                   10

Independent Accountants' Review Report                              11


PART II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K                           12


SIGNATURE                                                           13
---------

         Part 1.  Financial Information

Item 1.  Financial Statements

                        Kewaunee Scientific Corporation
                      Condensed Statements of Operations
                                  (Unaudited)

                                                          Three months ended     Nine months ended
                                                               January 31            January 31
                                                          -------------------    ------------------
                                                            1996        1995       1996       1995
                                                          -------     -------    -------    -------
                                                           ($ in thousands, except per share data)

Net sales                                                 $12,719     $15,877    $43,652    $47,303

Cost of products sold                                      10,291      13,177     35,555     39,737
                                                          -------     -------    -------    -------
Gross profit                                                2,428       2,700      8,097      7,566

Operating expenses                                          2,377       2,447      7,472      8,661
                                                          -------     -------    -------    -------
Operating earnings (loss)                                      51         253        625     (1,095)

Interest expense                                             (155)       (168)      (550)      (350)

Other income, net                                             191          13        230        203
                                                          -------     -------    -------    -------
Earnings (loss) before
   income taxes                                                87          98        305      1,242

Income tax expense                                             --          28         --         --

Net earnings (loss)                                       $    87     $    70    $   305    $(1,242)
                                                          =======     =======    =======    =======

Per share data:
 Earnings (loss)
  per common share                                          $0.04       $0.03      $0.13     ($0.52)
Average number of common
 shares outstanding
 (in thousands)                                             2,367       2,367      2,367      2,367

See accompanying notes to condensed financial statements.

                        Kewaunee Scientific Corporation
                           Condensed Balance Sheets
                                  (Unaudited)

                                                            January 31,    April 30,
                                                               1996          1995
                                                            -----------    ---------
                                                                ($ in thousands)
ASSETS
------
Current assets:
    Cash                                                     $     25      $     58
    Short-term investments                                          0           350
    Receivables                                                13,215        15,571
    Inventories                                                 2,155         1,336
    Prepaid expenses and other current assets                   1,316         1,115
                                                             --------      --------
Total current assets                                           16,711        18,430
                                                             --------      --------
Property, plant and equipment, at cost                         26,046        25,233
Accumulated depreciation                                      (15,323)      (14,113)
                                                             --------      --------
Net property, plant and equipment                              10,723        11,120
                                                             --------      --------
Other assets                                                      501           524
                                                             --------      --------
                                                             $ 27,935      $ 30,074
                                                             ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
    Short-term borrowings                                    $  1,243      $  2,239
    Current portion of long-term debt                             178           111
    Accounts payable                                            4,356         5,494
    Other current liabilities                                   3,320         3,858
                                                             --------      --------
Total current liabilities                                       9,097        11,702
                                                             --------      --------
Long-term debt                                                  3,372         3,206
                                                             --------      --------
Deferred income taxes and other non-current liabilities         1,007         1,012
                                                             --------      --------
Stockholders' equity:
    Common stock                                                6,550         6,550
    Additional paid-in-capital                                    116           116
    Retained earnings                                           9,305         9,000
    Common stock in treasury, at cost                          (1,512)       (1,512)
                                                             --------      --------
Total stockholders' equity                                     14,459        14,154
                                                             --------      --------
                                                             $ 27,935      $ 30,074
                                                             ========      ========


See accompanying notes to condensed financial statements.

                        Kewaunee Scientific Corporation
                      Condensed Statements of Cash Flows
                                  (Unaudited)

                                                                       Nine months ended
                                                                           January 31
                                                                       ------------------
                                                                        1996       1995
                                                                       -------    -------
                                                                        ($ in thousands)
Cash flows from operating activities
Net earnings (loss)                                                    $   305    $(1,242)
Adjustments to reconcile net earnings (loss to net
  cash provided by (used in) operating activities:
    Depreciation and amortization                                        1,213      1,433
    Provision for bad debts                                                 45        125
    Decrease (increase) in receivables                                   2,311       (839)
    Increase in inventories                                               (819)      (227)
    Decrease in accounts payable and other current liabilities          (1,676)       (57)
Other, net                                                                (183)       (47)
                                                                       -------    -------
Net cash provided by (used in) operating activities                     (1,196)      (854)
                                                                       -------    -------

Cash flows from investing activities
    Capital expenditures                                                  (478)      (517)
    Decrease (increase) in short-term investments                          350       (394)
                                                                       -------    -------
Net cash used in investing activities                                     (128)      (911)
                                                                       -------    -------

Cash flows from financing activities
    Net (decrease) increase in short-term borrowings                      (996)     2,137
    Repayment of long-term debt including current maturities              (105)    (3,401)
    Proceeds from revolving credit facility classified as long-term         --      3,000
                                                                       -------    -------
Net cash (used in) provided by financing activities                     (1,101)     1,736
                                                                       -------    -------

Decrease in cash                                                           (33)       (29)
Cash at beginning of period                                                 58        162
Cash at end of period                                                  $    25    $   133
                                                                       =======    =======

Supplemental disclosure of cash flow information
    Interest paid                                                      $   471    $   292
    Income taxes paid, net                                             $     4    $    29

Supplemental disclosure of non-cash financing activities
    Equipment acquired under financing arrangements                    $   338         --


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


B.  Inventories
---------------

Inventories consisted of the following (in thousands):

                                January 31, 1996    April 30, 1995
                                ----------------    --------------
        Finished products            $  660             $  280
        Work-in-process                 430                345
        Raw materials                 1,065                711
                                     ------             ------
                                     $2,155             $1,336
                                     ======             ======


C.  Balance Sheet
-----------------

The Company's April 30, 1995 condensed balance sheet as presented herein is derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

The Company's 1995 Annual Report to Stockholders contains management's discussion and analysis of financial condition and results of operations at and for the year ended April 30, 1995. The following discussion and analysis describes material changes in the Company's financial condition since April 30, 1995. The analysis of results of operations compares the three months and nine months ended January 31, 1996 with the comparable periods of the prior fiscal year.


Results of Operations
---------------------

The Company recorded sales of $12.7 million for the three months ended January 31, 1996, down 19.9% from sales of $15.9 million for the comparable period of the prior year. Sales for the nine months ended January 31, 1996 were $43.7 million, down 7.7% from sales of $47.3 million in the comparable period of the prior year. As compared to the prior fiscal year, the majority of the sales declines for the current year occurred in the low-margin contract-bid business. These declines were in line with the Company's projections, based on current market demand for laboratory furniture and the Company's marketing strategies to improve profits through lower sales volumes of contract-bid laboratory furniture.

The Company's gross profit margins for the three months and nine months ended January 31, 1996 were 19.1% and 18.5%, respectively, compared with 17.0% and 16.0% for the comparable periods of the prior fiscal year. Current year gross profit margins were favorably affected by several factors, including a more favorable product sales mix, cost improvements, and changes in the Company's pricing strategies.

Operating expenses for the three months and nine months ended January 31, 1996 were $2.4 million and $7.5 million, or 18.7% and 17.1% of sales, respectively. This compares to operating expenses of $2.4 million and $8.7 million, or 15.4% and 18.3% of sales, respectively, for the comparable periods of the prior fiscal year. The reduction in operating expenses for the nine months of the year as compared to the prior fiscal year resulted from a variety of cost improvement actions including, in particular, the full impact of reductions in management and administrative personnel which occurred late in the second quarter of the prior fiscal year.

Operating earnings of $51,000 and $625,000 were recorded for the three months and nine months ended January 31, 1996. This compares to operating earnings of $253,000 and operating losses of $1.1 million, respectively, for the comparable periods of the prior fiscal year.

Other income was $191,000 and $230,000 for the three months and nine months ended January 31, 1996, respectively, compared to other income of $13,000 and $203,000 for the comparable periods of the prior fiscal year. Other income for the current year included $180,000 of life insurance proceeds received in connection with one of the Company's employee benefit plans. Prior year other income included a cash settlement received in the first quarter of the prior year related to an investment that had been written down.

Interest expense was $155,000 and $550,000 for the three months and nine months ended January 31, 1996, respectively, compared to interest expense of $168,000 and $350,000 for the comparable periods of the prior fiscal year. The decrease in interest expense for the three months ended January 31, 1996 is a result of reduced levels of average debt during the quarter. The increase in interest expense for the nine months ended January 31, 1996 resulted from higher levels of average debt and higher interest rates during the first and second quarters of the current year.

No income tax expense or benefit was recorded for the three months and nine months ended January 31, 1996. Income tax expense of $28,000 was recorded for the three months ended January 31, 1995, and no tax benefit or expense was recorded for the nine-month period then ended. The effective tax rate for each of these periods differs from the related statutory rates due to adjustments to the deferred tax valuation allowance. The deferred tax amounts at January 31, 1996 have been substantially reduced by the valuation allowance to reflect the uncertainty of their ultimate full recoverability.

Net earnings of $87,000 and $305,000, or 4 cents per share, and 13 cents per share, were recorded for the three months and nine months ended January 31, 1996, respectively. This compares to net earnings of $70,000 and net losses of $1,242,000, or 3 cents per share and 52 cents per share, respectively, for the comparable periods of the prior fiscal year.


Liquidity and Capital Resources
-------------------------------

Historically, the Company's principal sources of liquidity have been funds generated from operations, supplemented as needed by short-term borrowings. The Company believes that these sources will be sufficient to support ongoing business levels.

The Company had working capital of $7.6 million at January 31, 1996, as compared to $6.7 million at April 30, 1995. The ratio of current assets to current liabilities was 1.8-to-1 at January 31, 1996 as compared to 1.6-to-1 at April 30, 1995. The debt-to-equity ratio was .33-to-1 at January 31, 1996, as compared to .39-to-1 at April 30, 1995. The Company had unused credit available under a revolving credit facility of $2.3 million at January 31, 1996, as compared to unused credit available under this facility of $2.1 million at April 30, 1995.

The Company's operations generated cash of $1.2 million during the nine months ended January 31, 1996. This increase was primarily attributable to operating earnings and a decrease in customer receivables, offset by decreases in accounts payable and other accrued liabilities. The Company's operations used cash of $854,000 during the nine months ended January 31, 1995, primarily due to an increase in customer receivables.

The Company used cash of $478,000 for capital expenditures during the nine months ended January 31, 1996, and used cash of $517,000 for such expenditures during the comparable period of the prior fiscal year, in both instances primarily for the purchase of production machinery. The Company does not anticipate an abnormal level of capital expenditures for the remainder of the current fiscal year.

The Company decreased its short-term borrowings by $1.0 million during the nine months ended January 31, 1996, using cash provided by operating activities.
The Company increased its short-term borrowings by $2.1 million during the nine months ended January 31, 1995, primarily to fund operating and investing activities. The Company used cash of $105,000 for scheduled principal payments on long-term debt during the nine months ended January 31, 1996. The Company used cash of $3.4 million for principal payments on long-term debt during the nine months ended January 31, 1995, including the retirement of the Company's obligations under its Industrial Development Revenue Bonds.

No cash dividends were paid on the Company's common stock during the nine months ended January 31, 1996 or the nine months ended January 31, 1995. The payment of such dividends in the future will be evaluated by the Company's Board of Directors on a periodic basis giving consideration to the Company's actual and anticipated future operating results.

                       REVIEW BY INDEPENDENT ACCOUNTANTS

A review of the interim financial information included in this Quarterly Report on Form 10-Q for the three months and nine months ended January 31, 1996 has been performed by Deloitte & Touche LLP, the Company's independent accountants. Their report on the interim financial information follows. There have been no adjustments or disclosures proposed by Deloitte & Touche LLP which have not been reflected in the interim financial information.

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Stockholders of
  Kewaunee Scientific Corporation
Statesville, North Carolina


We have reviewed the accompanying condensed balance sheet of Kewaunee Scientific Corporation as of January 31, 1996, and the related condensed statements of operations for the three-month and nine-month periods ended January 31, 1996 and 1995, and the condensed statements of cash flows for the nine months ended January 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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


February 14, 1996

                          PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K


         (a)  Exhibits


                                                            Sequential
              Exhibit                                          Page
              Number               Description                Number
              -------              -----------              ----------

                27           Financial Data Schedule            14

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed with the Commission during the three months ended January 31, 1996.

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


                                        KEWAUNEE SCIENTIFIC CORPORATION
                                        -------------------------------
                                                  (Registrant)



Date:  March 8, 1996                    By  /s/  D. Michael Parker
                                            ---------------------------
                                            D. Michael Parker
                                            Vice President of Finance
                                            Chief Financial Officer