Form 10-K
period 1996-04-30
KEWAUNEE SCIENTIFIC CORP /DE/
filed 1996-07-29
CIK 55529

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K


[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended April 30, 1996 or
                          --------------


[ _ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ______________ to _______________

Commission file number 0-5286
                       ------

                        KEWAUNEE SCIENTIFIC CORPORATION
                        -------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                  38-0715562
- -------------------------------          ---------------------------------
(State or other jurisdiction of          (IRS Employer Identification No.)
incorporation or organization)

2700 West Front Street
Statesville, North Carolina                              28677-2927
- -------------------------------          ---------------------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No ___
                                        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of 1,817,515 shares of voting stock held by non-affiliates of the Registrant was approximately $6,134,113 based on the last reported sale price of the Registrant's Common Stock on July 12, 1996. (Only shares beneficially owned by directors of the Registrant were excluded as shares held by affiliates. By including or excluding shares owned by anyone, Registrant does not admit for any other purpose that any person is or is not an affiliate of the Registrant.)

As of July 12, 1996, the Registrant had outstanding 2,366,717 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: Those portions of Kewaunee Scientific Corporation's annual report to stockholders for the fiscal year ended April 30, 1996, and of the proxy statement for use in connection with Kewaunee Scientific Corporation's annual meeting of stockholders to be held on August 28, 1996, described in the cross-reference sheet appearing on pages 2 and 3 of this report, are incorporated by reference into Parts I, II and III hereof.

           Table of Contents and Cross-Reference Sheet
           -------------------------------------------

                                                     Page or Reference
                                                     -----------------
PART I........................................                   4

     Item 1.   Business.......................                   4

     Item 2.   Properties.....................                   6

     Item 3.   Legal Proceedings..............                   6

     Item 4.   Submission of Matters to a
               Vote of Security Holders.......                   6

     Executive Officers.......................                   6

PART II.......................................                   7

     Item 5.   Market for Registrant's
               Common Equity and Related
               Stockholder Matters............       Annual Report, p. 20,*
                                                     "Range of Market Prices,"
                                                     and "Quarterly Financial
                                                     Data"

     Item 6.   Selected Financial Data........       Annual Report,
                                                     pp. 18-19,*
                                                     "Summary of Selected
                                                     Financial Data"

     Item 7.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations......       Annual Report, pp. 6-7,*
                                                     "Management's Discussion
                                                     and Analysis"

     Item 8.   Financial Statements and
               Supplementary Data.............       Annual Report, pp.  8-20,*

     Item 9.   Changes in and Disagreements
               with Accountants on Accounting
               and Financial Disclosure.......                7


____________________

 * Matters incorporated by reference from Kewaunee Scientific Corporation's annual report to stockholders for the fiscal year ended April 30, 1996 ("Annual Report").

                                                    Page or Reference
                                                    -----------------
PART III......................................                8

     Item 10.  Directors and Executive
               Officers of the Registrant.....      Proxy Statement, pp. 1-4,*
                                                    "Election of Directors"

     Item 11.  Executive Compensation.........      Proxy Statement, p. 5,*
                                                    "Executive Compensation,"
                                                    p. 6,* "Option Grants in
                                                    Last Fiscal Year," p. 6,*
                                                    "Aggregate Option Exercises
                                                    in Last Fiscal Year and
                                                    Option Values at Fiscal
                                                    Year-End," pp. 8-9,*
                                                    "Compensation Committee
                                                    Report on Executive
                                                    Compensation," and p. 14,*
                                                    "Agreements with Certain
                                                    Executives"

     Item 12.  Security Ownership of
               Certain Beneficial Owners
               and Management.................      Proxy Statement, pp. 15-16,*
                                                    "Security Ownership of
                                                    Directors and Executive
                                                    Officers" and "Security
                                                    Ownership of Certain
                                                    Beneficial Owners"

     Item 13.  Certain Relationships and
               Related Transactions...........      Proxy Statement, pp. 1-4,*
                                                    "Election of Directors"

PART IV.......................................               10

     Item 14.  Exhibits, Financial Statement
               Schedules, and Reports on
               Form 8-K.......................               10

SIGNATURES....................................               S-1


____________________

* Matters incorporated by reference from the proxy statement of Kewaunee Scientific Corporation for use in connection with its annual meeting of stockholders to be held on August 28, 1996 ("Proxy Statement").

                                    PART  I

ITEM 1.   BUSINESS
- ------------------

GENERAL

          The principal business of the Registrant is the manufacture and sale of scientific laboratory and technical workstations and equipment for professionals, including wood and steel furniture for use in chemistry, physics, biology and other general science laboratories, and benches for electronic light assembly and testing. Other products for laboratory use include fume hoods and accessories, apparatus benches, worksurfaces, sinks and sink assemblies, and glove boxes.

          Scientific laboratory and technical workstations and equipment and related installation accounted for 100 percent of the Registrant's sales in each of the fiscal years ended April 30, 1996, 1995, and 1994.

          The Registrant's products are sold principally to industrial and commercial research laboratories, educational institutions, health-care institutions and governmental entities. These products are primarily sold through purchase orders and contracts submitted by customers, through the Registrant's commissioned dealers, through a national distributor and through competitive bids submitted by the Registrant. It is common in the scientific laboratory furniture industry for customer orders to require delivery at extended future dates, because the products are frequently to be installed in buildings yet to be constructed. Changes or delays in building construction may cause further delayed delivery dates. Since prices are normally quoted on a firm basis in the industry, the Registrant bears the burden of possible increases in labor and material costs between receipt of an order and delivery of the product.

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

          The Registrant's scientific laboratory and technical workstation and equipment business is neither cyclical nor seasonal, nor is it dependent on any one or a few customers. However, sales to VWR Corporation ("VWR Scientific") represented 14 percent, 17 percent, and 13 percent of the Registrant's total sales, for fiscal years 1996, 1995, and 1994, respectively. VWR Scientific is a distributor of the Registrant's products. In the event that VWR Scientific were not a sales channel, the Registrant would distribute these products through its other sales agents, dealers, and direct sales force or through another outside distributor or distributors.

          The Registrant's sales backlog as of April 30, 1996 was $23.2 million compared to $24.1 million and $25.3 million as of April 30, 1995 and 1994, respectively. In the Registrant's business, planning for purchases frequently commences several years before installation; therefore, increases and decreases in the business activities of the Registrant usually trail the normal economic cycle. It is expected that the amount of the backlog as of the beginning of the fiscal year, together with orders received for current delivery, will be sufficient to permit the Registrant to operate at satisfactory levels during the current year. All but $281,000 of the backlog as of the beginning of the current fiscal year is scheduled for shipment during the year; however, it may reasonably be expected that delays in shipments will occur because of customer rescheduling or delay in completion of buildings in which the Registrant's products are to be installed. Based on past experience, the Registrant expects that more than 90 percent of its backlog scheduled for shipment in the current fiscal year will be shipped in the current fiscal year.

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

RESEARCH AND DEVELOPMENT

          The amount spent during the fiscal year ended April 30, 1996 on company-sponsored research and development activities related to new products or services or improvement of existing products or services was $591,972. The amounts spent for similar purposes in the fiscal years ended April 30, 1995 and 1994 were $527,647 and $490,481, respectively. Six professional employees were engaged in such research at April 30, 1996.

ENVIRONMENTAL COMPLIANCE

          In the last three fiscal years, compliance with federal, state or local provisions enacted or adopted regulating the discharge of materials into the environment has had no material effect on the Registrant. There are no material capital expenditures anticipated for such purposes, and no material effect therefrom is anticipated on the earnings or competitive position of the Registrant.

EMPLOYEES

          The number of persons employed by the Registrant at April 30, 1996 was 499.

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

          At April 30, 1996, the Registrant's land and buildings were pledged as collateral securing borrowings and letters of credit outstanding under a revolving credit facility. The Registrant believes its facilities are suitable for their respective uses and are adequate for its current needs.

ITEM 3.   LEGAL PROCEEDINGS
- ---------------------------

          Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -------------------------------------------------------------

          Not Applicable.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
- -----------------------------------------------------------
          STOCKHOLDER MATTERS
          -------------------

          Incorporated by reference from the Registrant's annual report to stockholders for the fiscal year ended April 30, 1996, page 20, sections entitled "Range of Market Prices" and "Quarterly Financial Data". As of July 12, 1996, the Registrant estimates there were approximately 1,400 stockholders of Kewaunee common shares, of which 407 were stockholders of record.

ITEM 6.   SELECTED FINANCIAL DATA
- ---------------------------------

          Incorporated by reference from the Registrant's annual report to stockholders for the fiscal year ended April 30, 1996, pages 18-19, section entitled "Summary of Selected Financial Data".

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
- -----------------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------

          Incorporated by reference from the Registrant's annual report to stockholders for the fiscal year ended April 30, 1996, pages 6-7, section entitled "Management's Discussion and Analysis".

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- -----------------------------------------------------

          Incorporated by reference from the Registrant's annual report to stockholders for the fiscal year ended April 30, 1996, pages 8-20.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
- ----------------------------------------------------------
          ACCOUNTING AND FINANCIAL DISCLOSURE
          -----------------------------------

          Not Applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- ------------------------------------------------------------

          (a) Incorporated by reference from the Registrant's proxy statement for use in connection with its annual meeting of stockholders to be held on August 28, 1996, pages 1-4, section entitled "Election of Directors".

          (b) The names and ages of the Registrant's executive officers and their business experience during the past five years are set forth below:

                      Executive Officers of the Registrant
                      ------------------------------------

      Name                      Age                Position
      ----                      ---                --------
Eli Manchester, Jr.             65        President and Chief Executive Officer

T. Ronald Gewin                 53        Vice President-Operations Technical
                                          Products Group

D. Michael Parker               44        Vice President-Finance, Chief
                                          Financial Officer, Treasurer and
                                          Secretary

Ronald D. Popiel                54        Vice President-Manufacturing

James J. Rossi                  54        Vice President-Human Resources

William A. Shumaker             47        Vice President-Sales and Marketing

          Eli Manchester, Jr. was elected a director of the Registrant in November 1990. He was elected President and Chief Executive Officer of the Registrant on July 11, 1990.

          T. Ronald Gewin joined the Registrant in December 1992 as Vice President of Manufacturing and has served as Vice President of Operations for the Technical Products Group since January 1996. Prior to joining the Registrant, Mr. Gewin was General Manager of a Division of the Grinnell Corporation from 1990 to 1992.

          D. Michael Parker joined the Registrant in November 1990 as Director of Financial Reporting and Accounting and was promoted to Corporate Controller in November 1991. Mr. Parker has served as Vice President of Finance, Chief Financial Officer, Treasurer and Secretary since August 1995.

          Ronald D. Popiel joined the Registrant in June 1993 as a plant manager and was promoted to Director of Manufacturing in August 1995. Mr. Popiel has served as Vice President of Manufacturing since January 1996. Prior to joining the Registrant, Mr. Popiel was with Arvin Industries where he served as Vice President of Manufacturing from 1977 to 1993.

          James J. Rossi joined the Registrant in March 1984 as Corporate Director of Human Resources and has served as Vice President of Human Resources since January 1996.

          William A. Shumaker joined the Registrant in December 1993 as Vice President of Sales and Marketing. Prior to joining the Registrant, Mr. Shumaker was with the St. Charles Companies of St. Charles, Illinois, where he served as Vice President of Sales and Marketing with their Institutional Division from 1989 to 1993 and held various other sales and customer service positions from 1969 through 1989.

ITEM 11.  EXECUTIVE COMPENSATION
- --------------------------------

          Incorporated by reference from the Registrant's proxy statement for use in connection with its annual meeting of stockholders to be held on August 28, 1996, page 5, section entitled "Executive Compensation," page 6, section entitled "Option Grants in Last Fiscal Year," page 6, section entitled "Aggregate Option Exercises in Last Fiscal Year and Option Values at Fiscal Year-End," pages 8-9, section entitled "Compensation Committee Report on Executive Compensation," and page 14, section entitled "Agreements with Certain Executives".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

          Incorporated by reference from the Registrant's proxy statement for use in connection with its annual meeting of stockholders to be held on August 28, 1996, pages 15-16, sections entitled "Security Ownership of Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners".

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- --------------------------------------------------------

          Incorporated by reference from the Registrant's proxy statement for use in connection with its annual meeting of stockholders to be held on August 28, 1996, pages 1-4, section entitled "Election of Directors".

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

         The following documents are filed or incorporated by reference as part of this report:

                                                                     Page or
(a)(1)    Financial Statements                                      Reference
          --------------------                                      ---------
          Statements of Operations and Retained Earnings -
            Years ended April 30, 1996, 1995, and 1994                     8.

          Balance Sheets - April 30, 1996 and 1995                         9.

          Statements of Cash Flows - Years ended
            April 30, 1996, 1995 and 1994                                 10.

          Notes to Financial Statements                                11-16.

          Report of Independent Auditors                                  17.

(a)(2)    Financial Statement Schedule
          ----------------------------

          Independent Auditors' Report -
            Deloitte & Touche LLP                                         11

          Schedule II  - Valuation and Qualifying Accounts                12

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

(b)       Reports on Form 8-K
          -------------------

          No reports on Form 8-K were filed during the fourth quarter of the Registrant's fiscal year ended April 30, 1996.

____________________

 . Matters incorporated by reference from the Registrant's annual report to stockholders for the year ended April 30, 1996.

INDEPENDENT AUDITORS' REPORT



To the Stockholders and Board of Directors
Kewaunee Scientific Corporation
Statesville, North Carolina


We have audited the balance sheets of Kewaunee Scientific Corporation as of April 30, 1996 and 1995, and the related statements of operations and retained earnings, and of cash flows for each of the three years in the period ended April 30, 1996; such financial statements are included in your 1996 Annual Report to Stockholders. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Kewaunee Scientific Corporation as of April 30, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Deloitte & Touche LLP
May 31, 1996

                                                                     Schedule II



                        Kewaunee Scientific Corporation
                       Valuation and Qualifying Accounts
                               ($ in thousands)



                                             Charged
                                   Balance  (Credited)
                                     at      to Costs                  Balance
                                  Beginning    and                     at End
   Description                    of Period  Expenses   Deductions*   of Period
- ------------------                ---------  --------   ----------    ---------
Year ended April 30, 1996
 Allowance for doubtful accounts    $624      $  186      $(249)        $561
                                    ====      ======      ======        ====


Year ended April 30, 1995
 Allowance for doubtful accounts    $628      $  125      $(129)        $624
                                    ====      ======      ======        ====


Year ended April 30, 1994
 Allowance for doubtful accounts    $800      $  (67)     $(105)        $628
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

                                   KEWAUNEE SCIENTIFIC CORPORATION



                                   By: /s/ Eli Manchester
                                      --------------------------------------
                                      Eli Manchester, Jr.
                                      President and Chief Executive Officer


Date:  July 24, 1996

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 (i)      Principal Executive Officer                       )
                                                            )
           /s/ Eli Manchester, Jr.                          )
          --------------------------------------            )
          Eli Manchester, Jr.                               )
          President and Chief Executive Officer             )
                                                            )
(ii)      Principal Financial and Accounting Officer        )
                                                            )
            /s/ D. Michael Parker                           )
          --------------------------------------            )
          D. Michael Parker                                 )
          Vice President-Finance, Chief Financial Officer   )
          Treasurer and Secretary                           )
                                                            )
(iii)     A majority of the Board of Directors:             ) July 24, 1996
                                                            )
                                                            )
                                                            )
 /s/ Margaret Barr Bruemmer       /s/ Eli Manchester, Jr.   )
- ----------------------------     ------------------------   )
Margaret Barr Bruemmer           Eli Manchester, Jr.        )
                                                            )
                                                            )
 /s/ Wiley N. Caldwell            /s/ James T. Rhind        )
- ----------------------------     ------------------------   )
Wiley N. Caldwell                James T. Rhind             )
                                                            )
                                                            )
 /s/ John C. Campbell, Jr.        /s/ Thomas F. Pyle        )
- ----------------------------     ------------------------   )
John C. Campbell, Jr.            Thomas F. Pyle             )
                                                            )
                                                            )
 /s/ Kingman Douglass                                       )
- ----------------------------                                )
Kingman Douglass                                            )

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


                                      S-2

_________________

All footnotes located on page S-5

                                                             Page Number
Number       Description of Exhibit                          (or Reference)
- ------       ----------------------                          --------------
             10.21   Kewaunee Scientific Corporation
                     Executive Deferred Compensation Plan             (9)

             10.23   Employment Agreement dated as of
                     December 8, 1992 between T. Ronald
                     Gewin and the Registrant                        (10)

             10.25   Employment Agreement dated as of
                     December 7, 1993 between William A.
                     Shumaker and the Registrant                     (12)

             10.26   Kewaunee Scientific Corporation Stock
                     Option                                          (11)
                     Plan for Directors

             10.27   Agreement dated as of December 14, 1994
                     between T. Ronald Gewin and the Registrant      (13)

             10.28   Accounts Receivable Financing Agreement dated
                     as of January 6, 1995 between the CIT Group/
                     Business Credit, Inc. and the Registrant        (13)

             10.29   Accounts Receivable Financing Agreement
                     Supplement Inventory dated as of
                     January 6, 1995 between The CIT Group/
                     Business Credit, Inc. and the Registrant        (13)

             10.30   Security Agreement (Equipment & Machinery)
                     dated as of January 6, 1995 between The
                     CIT Group/Business Credit, Inc. and the
                     Registrant                                      (13)

             10.31   Employment Agreement dated April 22, 1996
                     Between Ronald D. Popiel and the Registrant      (1)

             10.32   Fiscal Year 1997 Incentive Bonus Plan            (1)

             10.33   Trademark and Service Mark Security Agreement
                     Dated October 6, 1995 between The CIT Group/
                     Business Credit, Inc. and the Registrant.        (1)

                                      S-3

__________________

All footnotes located on page S-5

                                                               Page Number
Number       Description of Exhibit                          (or Reference)
- ------       ----------------------                          --------------

             10.34   Amended and Merged Incentive Savings Plan
                     For Salaried and Hourly Employees of
                     Kewaunee Scientific Corporation                  (1)

    13       Annual Report to Stockholders for the fiscal year
             ended April 30, 1996 (Such Report, except to the
             extent incorporated herein by reference, is being
             furnished for the information of the Securities
             and Exchange Commission only and is not deemed filed
             as a part of this annual report on Form 10-K)            (1)


      (All other exhibits are either inapplicable or not required.)

                                      S-4

__________________

All footnotes located on page S-5

                                   Footnotes
                                   ---------

      (1) Appearing only in the manually signed, original Form 10-K filed with the Securities and Exchange Commission.

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

     (10) Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 1993, and incorporated herein by reference.

     (11) Filed as an exhibit to the Kewaunee Scientific Corporation Proxy Statement dated July 23, 1993, and incorporated herein by reference.

     (12) Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 1994, and incorporated herein by reference.

     (13) Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 1995, and incorporated herein by reference.