Form 10-Q
period 1996-07-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 1996-09-12
CIK 55529

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q


[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 1996


[    ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

For the transition period from ____________ to _____________

Commission file number 0-5286


                        KEWAUNEE SCIENTIFIC CORPORATION
                        -------------------------------

            (Exact name of registrant as specified in its charter)

            Delaware                                   38-0715562
          ------------                                 --------------

(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)

2700 West Front Street
Statesville, North Carolina                                 28677
- -----------------------------                        ------------------
(Address of principal executive offices)                  (Zip Code)

                                  (704) 873-7202
                            ----------------------------

             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X     No
                                         ----- -----

As of August 30, 1996, the Registrant had outstanding 2,365,796 shares of Common Stock.

Pages: This report, including exhibits, contains 13 pages numbered sequentially from this cover page.

                        KEWAUNEE SCIENTIFIC CORPORATION

                              INDEX TO FORM 10-Q

                 FOR THE QUARTERLY PERIOD ENDED JULY 31, 1996


                                                                     Page Number
                                                                     -----------

PART I.  FINANCIAL INFORMATION
- ------------------------------

Item 1.  Financial Statements

        Condensed Statements of Operations -
         Three months ended July 31, 1996 and 1995                        3

        Condensed Balance Sheets - July 31, 1996
         and April 30, 1996                                               4

        Condensed Statements of Cash Flows -
         Three months ended July 31, 1996 and 1995                        5

         Notes to Condensed Financial Statements                          6


Item 2.  Management's Discussion and Analysis of Financial
 Condition and Results of Operations                                      7

Review by Independent Accountants                                        10

Independent Accountants' Report                                          11

PART II.  OTHER INFORMATION
- ---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders             12


Item 6.  Exhibits and Reports on Form 8-K                                12



SIGNATURE                                                                13
- ---------

                        Part 1.  Financial Information

Item 1.  Financial Statements


                       Kewaunee  Scientific  Corporation
                     Condensed  Statements  of  Operations
                    ($ in thousands, except per share data)

                                                  Three months ended
                                                        July 31
                                                  --------  --------
                                                    1996      1995
                                                  --------  --------
                                                      (Unaudited)

Net sales                                          $16,280   $15,548

Costs of products sold                              12,989    12,875
                                                  --------  --------

Gross profit                                         3,291     2,673

Operating expenses                                   2,748     2,415
                                                  --------  --------

Operating earnings                                     543       258

Interest expense                                      (134)     (204)

Other income, net                                        4        16
                                                  --------  --------

Earnings before income taxes                           413        70

Income tax benefit                                    (125)        -
                                                  --------  --------

Net earnings                                          $538       $70
                                                  ========  ========

Per share data:
 Earnings per common share                           $0.23     $0.03

Average number of common shares
 outstanding (in thousands)                          2,366     2,367


               See accompanying notes to condensed financial statements.

                       Kewaunee Scientific Corporation
                          Condensed Balance Sheets
                               ($ in thousands)

                                            July 31        April 30
                                             1996            1996
                                         ------------    ------------
                                                 (Unaudited)
Assets
- ------
Current assets:
 Cash                                         $    15         $    16
 Receivables                                   14,275          13,212
 Inventories                                    2,120           1,213
 Prepaid expenses and
  other current assets                          1,473           1,205
                                         ------------    ------------
Total current assets                           17,883          15,646
                                         ------------    ------------
Property, plant and equipment, at cost         26,245          25,840
Accumulated depreciation                      (15,963)        (15,532)
                                         ------------    ------------
Net property, plant and equipment              10,282          10,308
                                         ------------    ------------
Other assets                                      542             550
                                         ------------    ------------
                                              $28,707         $26,504
                                         ============    ============

Liabilities and Stockholders' Equity
- ------------------------------------
Current liabilities:
 Short-term borrowings                        $ 2,609         $ 2,320
 Current portion of long-term debt                180             180
 Accounts payable                               6,217           4,505
 Other current liabilities                      3,430           3,594
                                         ------------    ------------
Total current liabilities                      12,436          10,599
                                         ------------    ------------
Long-term debt                                    285             328
                                         ------------    ------------
Deferred income taxes and other
 non-current liabilities                          937           1,062
                                         ------------    ------------
Stockholders' equity:
 Common stock                                   6,550           6,550
 Additional paid-in-capital                       116             116
 Retained earnings                              9,899           9,361
 Common stock in treasury, at cost             (1,516)         (1,512)
                                         ------------    ------------
Total stockholders' equity                     15,049          14,515
                                         ------------    ------------
                                              $28,707         $26,504
                                         ============    ============

See accompanying notes to condensed financial statements.

                        Kewaunee Scientific Corporation
                      Condensed Statements of Cash Flows
                               ($ in thousands)




                                                  Three months ended
                                                        July 31
                                                  ------------------
                                                    1996      1995
                                                  --------  --------
                                                      (Unaudited)

Cash flows from operating activities:
Net earnings                                          $538       $70
Adjustments to reconcile net earnings to net cash
provided by (used in) operating activities:
 Depreciation and amortization                         432       394
 Provision for bad debts                                26         9
 (Increase) decrease in receivables                 (1,089)       24
 Increase in inventories                              (907)     (449)
 Increase (decrease) in accounts payable
  and other current liabilities                      1,548      (626)
 Other, net                                           (389)        7
                                                  --------  --------
Net cash provided by (used in) operating activitie     159      (571)
                                                  --------  --------
Cash flows from investing activities:
 Capital expenditures                                 (406)     (166)
                                                  --------  --------

Net cash used in investing activities                 (406)     (166)
                                                  --------  --------
Cash flows from financing activities:
 Net increase in short-term borrowings                 289       737
 Repayment of long-term debt                           (43)      (27)
                                                  --------  --------
Net cash provided by financing activities              246       710
                                                  --------  --------
Decrease in cash                                        (1)      (27)
Cash, beginning of period                               16        58
                                                  --------  --------
Cash, end of period                                    $15       $31
                                                  ========  ========

Supplemental disclosure:
 Interest paid                                        $117      $166
 Income taxes paid                                     $31       $27


See accompanying notes to condensed financial statements.

                        Kewaunee Scientific Corporation
                    Notes to Condensed Financial Statements
                                  (unaudited)



A.  Financial Information
- -------------------------

The unaudited interim condensed financial statements of Kewaunee Scientific Corporation (the "Company" or "Kewaunee") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim condensed financial statements should be read in conjunction with the financial statements and notes included in the Company's 1996 Annual Report to Stockholders.

In the opinion of management, the interim condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.


B.  Inventories
- ---------------

Inventories consisted of the following (in thousands):

                     July 31, 1996  April 30, 1996
                     -------------  --------------

Finished products        $  503          $  253
Work in process             343             280
Raw materials             1,274             680
                         ------          ------

                         $2,120          $1,213
                         ======          ======

C.  Balance Sheet
- -----------------

The Company's April 30, 1996 condensed balance sheet as presented herein is derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

          Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations


The Company's 1996 Annual Report to Stockholders contains management's discussion and analysis of financial condition and results of operations at and for the year ended April 30, 1996. The following discussion and analysis describes material changes in the Company's financial condition since April 30, 1996. The analysis of results of operations compares the three months ended July 31, 1996 with the comparable period of the prior fiscal year.

Results of Operations
- ---------------------

The Company recorded sales of $16.3 million for the three months ended July 31, 1996, up 4.7% from sales of $15.5 million for the comparable period of the prior year. This increase was attributable to increased sales of end-user products during the quarter, partially offset by decreased sales of contract-bid laboratory furniture.

The Company's gross profit margin for the three months ended July 31, 1996 was 20.2%, compared to 17.2% for the comparable period of the prior fiscal year. As compared to the first quarter of fiscal year 1996, the gross profit margin was favorably affected by an improved product sales mix and higher selling prices for contract-bid laboratory furniture.

Operating expenses for the three months ended July 31, 1996 were $2.7 million, up 13.8% from operating expenses of $2.4 million for the comparable period of the prior fiscal year. As a percent of sales, operating expenses for the three months ended July 31, 1996 were 16.9% of sales as compared to 15.5% of sales for the comparable period of the prior fiscal year. The increase in operating expenses for the current quarter was primarily attributable to increased sales and marketing expenses, mainly sales commissions associated with the improved product sales mix.

An operating profit of $543,000 was recorded for the three months ended July 31, 1996, as compared to $258,000 recorded in the comparable period of the prior fiscal year.

Interest expense was $134,000 for the three months ended July 31, 1996, compared to $204,000 for the comparable period of the prior fiscal year. The decrease in interest expense for the current quarter resulted from lower levels of average debt, assisted by lower interest rates.

Other income was $4,000 for the three months ended July 31, 1996, compared to $16,000 for the comparable period of the prior fiscal year.

An income tax benefit of $125,000 resulting from an adjustment of the Company's valuation allowance on deferred tax assets was recorded for the three months ended July 31, 1996. No income tax expense or benefit was recorded for the three months ended July 31, 1995. The effective tax rate for each of these periods differs from the related statutory rates due to adjustments to the deferred tax valuation allowance.

A net profit of $538,000, or $.23 per share, was reported for the three months ended July 31, 1996, compared to a net profit of $70,000, or $.03 per share, for the comparable period of the prior fiscal year.


Liquidity and Capital Resources
- -------------------------------

Historically, the Company's principal sources of liquidity have been funds generated from operations, supplemented as needed by short-term borrowings. The Company believes that these sources will be sufficient to support ongoing business levels, including capital expenditures and debt service requirements.

The Company had working capital of $5.4 million at July 31, 1996, as compared to $5.0 million at April 30, 1996. The ratio of current assets to current liabilities was 1.4-to-1 at July 31, 1996, slightly below the April 30, 1996 ratio of 1.5-to-1. The debt-to-equity ratio was .20-to-1 at July 31, 1996, as compared to .19-to-1 at April 30, 1996. The Company had unused credit available under a revolving credit facility in the amount of $4.4 million at July 31, 1996, as compared to unused credit available under this facility of $4.0 million at April 30, 1996.

The Company's operations provided cash of $159,000 during the three months ended July 31, 1996. This increase was primarily attributable to operating earnings and an increase in accounts payable, partially offset by an increase in customer receivables and inventory. The Company's operations used cash of $571,000 during the three months ended July 31, 1995, primarily to reduce accounts payable and accrued expenses and fund an increase in inventories.

The Company used cash of $406,000 for capital expenditures during the three months ended July 31, 1996, and used cash of $166,000 for such expenditures for the comparable period of the prior fiscal year, in both instances primarily for the purchase of production machinery. The Company does not anticipate an abnormal level of capital expenditures for the remainder of the current fiscal year.


Recent Accounting Standards
- ---------------------------

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which will be effective for the Company beginning May 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share in its year-end financial statements.

                       REVIEW BY INDEPENDENT ACCOUNTANTS



A review of the interim financial information included in this Quarterly Report on Form 10-Q for the three months ended July 31, 1996 has been performed by Deloitte & Touche LLP, the Company's independent accountants. Their report on the interim financial information follows. There have been no adjustments or disclosures proposed by Deloitte & Touche LLP which have not been reflected in the interim financial information.

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Stockholders of Kewaunee Scientific Corporation
Statesville, North Carolina

We have reviewed the accompanying condensed balance sheet of Kewaunee Scientific Corporation as of July 31, 1996, and the related condensed statements of operations and cash flows for the three-month periods ended July 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Kewaunee Scientific Corporation as of April 30, 1996, and the related statements of operations and retained earnings and of cash flows for the year then ended (not presented herein); and in our report dated May 31, 1996, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of April 30, 1996 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


Deloitte & Touche LLP

August 15, 1996

                          PART II.  OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders


         The Company's Annual Meeting of Stockholders was held on August 28, 1996. Each of the nominees for director was re-elected. The votes cast for and withheld from each such director were as follows:


                Director                       For         Withheld
                --------                     ---------     --------
                Margaret Barr Bruemmer       1,925,031      19,319
                Wiley N. Caldwell            1,924,881      19,469
                Thomas F. Pyle               1,924,881      19,469

         Also at the Annual Meeting of Stockholders, the stockholders approved a proposal to amend the 1991 Key Employee Stock Option Plan to increase the number of shares of Common Stock authorized for issuance over the term of the plan from 130,000 to 230,000 shares. The proposal received 1,827,183 affirmative votes, 103,030 negative votes and 13,507 abstentions.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Exhibit 27    Financial Data Schedule

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed with the Commission during the three months ended July 31, 1996.

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



                                    KEWAUNEE SCIENTIFIC CORPORATION
                                    -------------------------------
                                            (Registrant)



Date:  September 5, 1996            By  /s/ D. Michael Parker
                                       ---------------------------
                                        D. Michael Parker
                                        Vice President of Finance
                                        Chief Financial Officer