Form 10-Q
period 1996-10-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 1996-12-13
CIK 55529

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 1996

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to _____________

Commission file number 0-5286


                        KEWAUNEE SCIENTIFIC CORPORATION
                        -------------------------------
            (Exact name of registrant as specified in its charter)


                Delaware                                         38-0715562
----------------------------------------                     -------------------
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)

         2700 West Front Street
      Statesville, North Carolina                                   28677
----------------------------------------                     -------------------
(Address of principal executive offices)                         (Zip Code)


                                (704) 873-7202
                         ----------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

As of November 30, 1996, the Registrant had outstanding 2,365,796 shares of Common Stock.

Pages: This report, including exhibits, contains 15 pages numbered sequentially from this cover page.

                        KEWAUNEE SCIENTIFIC CORPORATION

                              INDEX TO FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED October 31, 1996


                                                                           Page
                                                                          Number
                                                                          ------

PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

         Condensed Statements of Income -
            Three and six months ended October 31, 1996 and 1995             3

         Condensed Balance Sheets - October 31, 1996
            and April 30, 1996                                               4

         Condensed Statements of Cash Flows -
            Six months ended October 31, 1996 and 1995                       5

         Notes to Condensed Financial Statements                             6

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              8

Review by Independent Accountants                                           12

Independent Accountants' Review Report                                      13

PART II. OTHER INFORMATION
---------------------------

Item 4.  Submission of matters to a Vote of Security Holders                14

Item 6.  Exhibits and Reports on Form 8-K                                   14

SIGNATURE                                                                   15
---------

                         Part 1. Financial Information


Item 1. Financial Statements


                        Kewaunee Scientific Corporation
                       Condensed  Statements  of  Income
                                  (Unaudited)

                                         Three months ended  Six months ended
                                            October 31          October 31
                                        ------------------  -------------------
                                          1996      1995      1996      1995
                                        --------- --------  --------- ---------
                                        ($ in thousands, except per share data)

Net sales                                 $15,928  $15,385    $32,208   $30,933

Cost of products sold                      12,190   12,389     25,179    25,264
                                          -------  -------    -------   -------
Gross profit                                3,738    2,996      7,029     5,669

Operating expenses                          3,090    2,680      5,838     5,095
                                          -------  -------    -------   -------
Operating profit                              648      316      1,191       574

Interest expense                             (108)    (191)      (243)     (395)

Other income, net                              14       23         19        39
                                          -------  -------    -------   -------
Income before income taxes                    554      148        967       218

Income tax benefit                           (205)       -       (330)        -
                                          -------  -------    -------   -------

Net income                                   $759     $148     $1,297      $218
                                          =======  =======    =======   =======

Per share data:
  Net income per common share               $0.32    $0.06      $0.55     $0.09

  Average number of common shares
  outstanding (in thousands)                2,366    2,367      2,366     2,367

See accompanying notes to condensed financial statements.

                       Kewaunee  Scientific  Corporation
                          Condensed  Balance  Sheets
                               ($ in thousands)


                                                      October 31    April 30
                                                         1996         1996
                                                      ----------    --------
Assets                                                       (Unaudited)
Current assets:
  Cash                                                       $32         $16
  Receivables                                             13,898      13,212
  Inventories                                              2,649       1,213
  Prepaid expenses and
   other current assets                                    1,433       1,205
                                                      ----------    --------
Total current assets                                      18,012      15,646
                                                      ----------    --------

Property, plant and equipment, at cost                    26,619      25,840
Accumulated depreciation                                 (16,388)    (15,532)
                                                      ----------    --------
Net property, plant and equipment                         10,231      10,308
                                                      ----------    --------
Other assets                                                 536         550
                                                      ----------    --------
                                                         $28,779     $26,504
                                                      ==========    ========

Liabilities  and  Stockholders'  Equity
Current liabilities:
  Short-term borrowings                                   $2,246      $2,320
  Current portion of long-term debt                          180         180
  Accounts payable                                         5,118       4,505
  Other current liabilities                                4,399       3,594
                                                      ----------    --------
Total current liabilities                                 11,943      10,599
                                                      ----------    --------

Long-term debt                                               241         328
                                                      ----------    --------
Deferred income taxes and other
   non-current liabilities                                   787       1,062
                                                      ----------    --------
Stockholders' equity:
  Common stock                                             6,550       6,550
  Additional paid-in-capital                                 116         116
  Retained earnings                                       10,658       9,361
  Common stock in treasury, at cost                       (1,516)     (1,512)
                                                      ----------    --------
Total stockholders' equity                                15,808      14,515
                                                      ----------    --------
                                                         $28,779     $26,504
                                                      ==========    ========


See accompanying notes to condensed financial statements.

                        Kewaunee Scientific Corporation
                      Condensed Statements of Cash Flows
                                  (Unaudited)

                                                          Six months ended
                                                             October 31,
                                                          ----------------
                                                            1996    1995
                                                          -------  -------
                                                          ($ in thousands)
Cash flows from operating activities
Net income                                                $ 1,297  $   218
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                               941      808
  Provision for bad debts                                     145       18
  (Increase) decrease in receivables                         (831)   1,191
  Increase in inventories                                  (1,436)    (365)
  Increase (decrease) in accounts payable
   and other current liabilities                            1,418     (946)
  Other, net                                                 (493)     147
                                                          -------  -------

Net cash provided by operating activities                   1,041    1,071
                                                          -------  -------

Cash flows from investing activities
  Capital expenditures                                       (864)    (439)
  Decrease in short-term investments                           --      350
                                                          -------  -------

Net cash used in investing activities                        (864)     (89)
                                                          -------  -------

Cash flows from financing activities
  Net decrease in short-term borrowings                       (74)    (971)
  Repayment of long-term debt                                 (87)     (64)
                                                          -------  -------

Net cash used in financing activities                        (161)  (1,035)
                                                          -------  -------

Increase (decrease) in cash and cash equivalents               16      (53)
Cash and cash equivalents, beginning of period                 16       58
                                                          -------  -------

Cash and cash equivalents, end of period                  $    32  $     5
                                                          =======  =======

Supplemental disclosure of cash flow information
  Interest paid                                           $   214  $   326
  Income taxes paid (refunded), net                       $    33  $   (36)


Supplemental disclosure of non-cash financing
 activities
  Equipment acquired under financing arrangements              --     $338

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

B.  Inventories
---------------

Inventories consisted of the following (in thousands):

                    October 31, 1996     April 30, 1996
                    ----------------     --------------

Finished products        $  737              $  253
Work-in-process             566                 280
Raw materials             1,346                 680
                         ------              ------

                         $2,649              $1,213
                         ======              ======

C.  Balance Sheet
-----------------

The Company's April 30, 1996 condensed balance sheet as presented herein is derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

D.  Financing Arrangements
--------------------------

During the current quarter, the Company amended and renewed its revolving credit facility. The facility allows the Company to borrow the lesser of $8.5 million, or that available under certain eligibility formulas using qualifying receivables and inventories, as defined under the credit arrangement. Under the facility, as amended, the Company makes monthly interest payments at a rate of the greater of 6% or the lender's prime rate (8.25% at October 31, 1996), calculated on the average loan balance outstanding during each month. The Company's receivables and inventories continue to be pledged to the lender as collateral securing borrowings under the facility, but other collateral has been released. The facility extends through January 1999.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


The Company's 1996 Annual Report to Stockholders contains management's discussion and analysis of financial condition and results of operations at and for the year ended April 30, 1996. The following discussion and analysis describes material changes in the Company's financial condition since April 30, 1996. The analysis of results of operations compares the three months and six months ended October 31, 1996 with the comparable periods of the prior fiscal year.

Results of Operations
---------------------

The Company recorded sales of $15.9 million for the three months ended October 31, 1996, up 3.5% from sales of $15.4 million for the comparable period of the prior year. Sales for the six months ended October 31, 1996 were $32.2 million, up 4.1% from sales of $30.9 million in the comparable period of the prior year. The sales increases for the three months and six months ended October 31, 1996 were attributable to increased sales of end-user products, partially offset by decreased sales of contract-bid laboratory furniture.

The Company's gross profit margins for the three months and six months ended October 31, 1996 were 23.5 percent and 21.8 percent, respectively, compared with
19.5 percent and 18.3 percent for the comparable periods of the prior fiscal year. Current year gross profit margins were favorably affected by an improved product sales mix and higher selling prices for contract-bid laboratory furniture.

Operating expenses for the three months and six months ended October 31, 1996 were $3.1 million and $5.8 million, respectively, compared to $2.7 million and $5.1 million for the comparable periods of the prior fiscal year. As a percent of sales, operating expenses for the three months and six months ended October 31, 1996 were 19.4 percent and 18.1 percent of sales, respectively, compared to
17.4 percent and 16.5 percent of sales for the comparable periods of the prior fiscal year. The increases in operating expenses for the three months and six months ended October 31, 1996 were primarily attributable to increased sales and marketing expenses, mainly sales commissions associated with the improved product sales mix.

Operating profits of $648,000 and $1.2 million were recorded for the three months and six months ended October 31, 1996, respectively. This compares to operating profits of $316,000 and $574,000 for the comparable periods of the prior fiscal year. Interest expense was $108,000 and $243,000 for the three months and six months ended October 31, 1996, respectively, compared to $191,000 and $395,000 for the comparable periods of the prior fiscal year. The decreases in interest expense for the current year resulted from lower levels of average debt, assisted by lower interest rates during the second quarter under the new terms of the revolving credit facility.

Other income was $14,000 and $19,000 for the three months and six months ended October 31, 1996, respectively, compared to $23,000 and $39,000 for the comparable periods of the prior fiscal year. Income tax benefits of $205,000 and $330,000, respectively, resulting from adjustments to the Company's valuation allowance on deferred tax assets were recorded for the three months and six months ended October 31, 1996. No income tax expense or benefit was recorded for the three and six months ended October 31, 1995. The effective tax rate for each of these periods differs from the related statutory rates due to adjustments to the deferred tax valuation allowance.

Net income of $759,000 and $1.3 million or 32 cents per share and 55 cents per share, were recorded for the three months and six months ended October 31, 1996, respectively. This compares to net income of $148,000 and $218,000, or 6 cents per share and 9 cents per share, respectively, for the comparable periods of the prior fiscal year.

Lower sales and income are anticipated for the quarter ending January 31, 1997, as compared to the first two quarters, as construction activity typically slows during the winter months. See section titled Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995.

Liquidity and Capital Resources
-------------------------------

Historically, the Company's principal sources of liquidity have been funds generated from operations, supplemented as needed by short-term borrowings. The Company believes that these sources will be sufficient to support ongoing business levels, including capital expenditures and debt service requirements.

The Company had working capital of $6.1 million at October 31, 1996, as compared to $5.0 million at April 30, 1996. The ratio of current assets to current liabilities was 1.5-to-1 at October 31, 1996, unchanged from April 30, 1996.
The debt-to-equity ratio was .17-to-1 at October 31, 1996, as compared to
 .19-to-1 at April 30, 1996. The Company had unused credit available under a revolving credit facility of $5.8 million at October 31, 1996, as compared to unused credit available under this facility of $4.0 million at April 30, 1996.

The Company's operations provided cash of $1.0 million during the six months ended October 31, 1996, primarily from operating income and an increase in accounts payable, partially offset by an increase in customer receivables and inventory. The Company's operations provided cash of $1.1 million during the six months ended October 31, 1995 primarily from a decrease in customer receivables.

As discussed in Note D to the condensed financial statements, in September 1996, the Company amended and renewed its revolving credit facility. The facility allows the Company to borrow the lesser of $8.5 million, or that available under certain eligibility formulas using qualifying receivables and inventories, as defined under the credit arrangement. Under the facility, as amended, the Company makes monthly interest payments at a rate of the greater of 6% or the lender's prime rate, calculated on the average loan balance outstanding during each month. The Company's receivables and inventories continue to be pledged to the lender as collateral securing borrowings under the facility, but other collateral has been released.

The Company used cash of $864,000 for capital expenditures during the six months ended October 31, 1996 and used cash of $439,000 for such expenditures during the comparable period of the prior fiscal year, in both instances primarily for the purchase of production machinery. The Company does not anticipate an abnormal level of capital expenditures for the remainder of the current fiscal year.

The Company decreased its short-term borrowings during the six months ended October 31, 1996 by $74,000. The Company used cash of $87,000 for scheduled principal payments on long-term debt during the six months ended October 31, 1996, as compared to scheduled principal payments of $64,000 during the comparable period of the prior fiscal year.

No common stock dividends were paid during the six months ended October 31, 1996, or the six months ended October 31, 1995.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------

The information included in the Results of Operations section is forward looking and involves risk and uncertainties that could significantly impact results. These factors include, but are not limited to, economic, competitive, governmental, and technological factors affecting the Company's operations, markets, products, services, and prices.

Recent Accounting Standards
---------------------------

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which was effective for the Company beginning May 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share in its year-end financial statements.

                       REVIEW BY INDEPENDENT ACCOUNTANTS


A review of the interim financial information included in this Quarterly Report on Form 10-Q for the three months and six months ended October 31, 1996 has been performed by Deloitte & Touche LLP, the Company's independent accountants.
Their report on the interim financial information follows. There have been no adjustments or disclosures proposed by Deloitte & Touche LLP which have not been reflected in the interim financial information.

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Stockholders of Kewaunee Scientific Corporation
Statesville, North Carolina

We have reviewed the accompanying condensed balance sheet of Kewaunee Scientific Corporation as of October 31, 1996, and the related condensed statements of operations for the three-month and six-month periods ended October 31, 1996 and 1995, and the condensed of cash flows for the six-month period ended October 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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


Deloitte & Touche LLP
December 11, 1996

                                 PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders


         The Company's Annual Meeting of Stockholders was held on August 28, 1996. The results of this meeting are incorporated by reference from the Company's Report on Form 10-Q for the three months ended October 31, 1996.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Exhibit 27    Financial Data Schedule

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed with the Commission during the three months ended October 31, 1996.

                                   SIGNATURE



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                           KEWAUNEE SCIENTIFIC CORPORATION
                                           -------------------------------

                                                     (Registrant)





Date: December 11, 1996                    By   /s/ D. Michael Parker
                                              --------------------------------
                                                D. Michael Parker
                                                Vice President of Finance
                                                Chief Financial Officer