Form 10-Q
period 1997-01-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 1997-03-17
CIK 55529

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

For the quarterly period ended January 31, 1997

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _____________

Commission file number 0-5286


                        KEWAUNEE SCIENTIFIC CORPORATION
                        -------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                               38-0715562
------------------------------                              --------------------

(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)

2700 West Front Street
Statesville, North Carolina                                         28677
------------------------------                              --------------------
(Address of principal executive offices)                         (Zip Code)

                                (704) 873-7202
                        ------------------------------
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

As of February 28, 1997, the Registrant had outstanding 2,365,921 shares of Common Stock.

Pages: This report, including exhibits, contains 16 pages numbered sequentially from this cover page.

                        KEWAUNEE SCIENTIFIC CORPORATION

                              INDEX TO FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED January 31, 1997


                                                                           Page
                                                                          Number
                                                                          ------

PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

         Condensed Statements of Operations -
          Three and nine months ended January 31, 1997 and 1996             3

         Condensed Balance Sheets - January 31, 1997                        4
          and April 30, 1996

         Condensed Statements of Cash Flows -
          Nine months ended January 31, 1997 and 1996                       5

         Notes to Condensed Financial Statements                            6


Item 2.  Management's Discussion and Analysis of Financial                  8
         Condition and Results of Operations

Review by Independent Accountants                                          13

Independent Accountants' Review Report                                     14


PART II.  OTHER INFORMATION
---------------------------

Item 6. Exhibits and Reports on Form 8-K                                   15


SIGNATURE
---------                                                                  16

               Part 1. Financial Information

Item 1. Financial Statements

                        Kewaunee Scientific Corporation
                        Condensed Statements of Income
                                  (Unaudited)


                                        Three months ended     Nine months ended
                                            January 31             January 31
                                        ------------------     -----------------
                                          1997      1996         1997     1996
                                        --------  --------     -------  --------
                                        ($ in thousands, except per share data)

Net sales                               $14,837   $12,719      $47,045  $43,652

Cost of products sold                    11,353    10,291       36,532   35,555
                                        -------   -------      -------  -------
Gross profit                              3,484     2,428       10,513    8,097

Operating expenses                        2,918     2,377        8,756    7,472
                                        -------   -------      -------  -------
Operating profit                            566        51        1,757      625

Interest expense                            (68)     (155)        (311)    (550)

Other income, net                            12       191           31      230
                                        -------   -------      -------  -------
Income before income taxes                  510        87        1,477      305

Income tax benefit                          (35)        -         (365)       -
                                        -------   -------      -------  -------

Net income                                 $545       $87       $1,842     $305
                                        =======   =======      =======  =======

Per share data:
 Net income per common share              $0.23     $0.04        $0.78    $0.13

 Average number of common shares
 outstanding (in thousands)               2,366     2,367        2,366    2,367



See accompanying notes to condensed financial statements.

                        Kewaunee Scientific Corporation
                           Condensed Balance Sheets
                                ($ in thousands)

                                                         January 31     April 30
                                                            1997          1996
                                                         ----------     --------
                                                               (Unaudited)
Assets
------
Current assets:
 Cash                                                        $6            $16
 Receivables                                             12,299         13,212
 Inventories                                              2,698          1,213
 Prepaid expenses and
  other current assets                                    1,283          1,205
                                                        -------        -------
Total current assets                                     16,286         15,646
                                                        -------        -------

Property, plant and equipment, at cost                   27,040         25,840
Accumulated depreciation                                (16,709)       (15,532)
                                                        -------        -------
Net property, plant and equipment                        10,331         10,308
                                                         -------        -------

Other assets                                                529            550
                                                        -------        -------

                                                        $27,146        $26,504
                                                        =======        =======

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
 Short-term borrowings                                   $1,147         $2,320
 Current portion of long-term debt                          180            180
 Accounts payable                                         4,560          4,505
 Other current liabilities                                3,956          3,594
                                                        -------        -------
Total current liabilities                                 9,843         10,599
                                                        -------        -------

Long-term debt                                              287            328
                                                        -------        -------
Deferred income taxes and other
 non-current liabilities                                    758          1,062
                                                        -------        -------

Stockholders' equity:
 Common stock                                             6,550          6,550
 Additional paid-in capital                                 116            116
 Retained earnings                                       11,108          9,361
 Common stock in treasury, at cost                       (1,516)        (1,512)
                                                        -------        -------
Total stockholders' equity                               16,258         14,515
                                                        -------        -------

                                                        $27,146        $26,504
                                                        =======        =======



See accompanying notes to condensed financial statements.

                        Kewaunee Scientific Corporation
                      Condensed Statements of Cash Flows
                                  (Unaudited)

                                                       Nine months ended
                                                           January 31,
                                                      -------------------
                                                        1997       1996
                                                      --------   --------
                                                        ($ in thousands)
Cash flows from operating activities
Net income                                             $1,842      $305
Adjustments to reconcile net income to net
cash provided by operating activities:
 Depreciation and amortization                          1,269     1,213
 Provision for bad debts                                  194        45
 Decrease in receivables                                  719     2,311
 Increase in inventories                               (1,485)     (819)
 Increase (decrease) in accounts payable
  and other current liabilities                           417    (1,676)
 Other, net                                              (365)     (183)
                                                      -------    ------
Net cash provided by operating activities               2,591     1,196
                                                      -------    ------

Cash flows from investing activities
 Capital expenditures                                  (1,292)     (478)
 Decrease in short-term investments                         -       350
                                                      -------    ------
Net cash used in investing activities                  (1,292)     (128)
                                                      -------    ------

Cash flows from financing activities
 Net decrease in short-term borrowings                 (1,173)     (996)
 Repayment of long-term debt                              (41)     (105)
 Dividends paid                                           (95)        -
                                                      -------    ------
Net cash used in financing activities                  (1,309)   (1,101)
                                                      -------    ------

Decrease in cash and cash equivalents                     (10)      (33)

Cash and cash equivalents, beginning of period             16        58
                                                      -------    ------

Cash and cash equivalents, end of period                   $6       $25
                                                      =======    ======

Supplemental disclosure of cash flow information
 Interest paid                                           $275      $471
 Income tax paid                                          $12        $4

Supplemental disclosure of non-cash financing
 activities
 Equipment acquired under financing arrangements            -      $338


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

B.  Inventories
---------------

Inventories consisted of the following (in thousands):


                                  January 31, 1997    April 30, 1996
                                  ----------------    --------------
Finished products                     $  580              $  253
Work-in-process                          742                 280
Raw materials                          1,376                 680
                                      ------              ------
                                      $2,698              $1,213
                                      ======              ======


C.  Balance Sheet
-----------------

The Company's April 30, 1996 condensed balance sheet as presented herein is derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

D.  Financing Arrangements
--------------------------

In September 1996, the Company amended and renewed its revolving credit facility. The facility allows the company to borrow up to the lesser of $8.5 million or the amount available under certain eligibility formulas using qualifying receivables and inventories, as defined under the credit arrangement. Under the facility, the Company makes monthly interest payments at a rate of the greater of 6% or the lender's prime rate (8.25% at January 31, 1997), calculated on the average loan balance outstanding during each month. The Company's receivables and inventories continue to be pledged to the lender as collateral securing borrowings under the facility, but other collateral has been released. The facility extends through January 7, 1999.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


The Company's 1996 Annual Report to Stockholders contains management's discussion and analysis of financial condition and results of operations at and for the year ended April 30, 1996. The following discussion and analysis describes material changes in the Company's financial condition since April 30, 1996. The analysis of results of operations compares the three months and nine months ended January 31, 1997 with the comparable periods of the prior fiscal year.

Results of Operations
---------------------

The Company recorded sales of $14.8 million for the three months ended January 31, 1997, up 16.7% from sales of $12.7 million for the comparable period of the prior year. Sales for the nine months ended January 31, 1997 were $47.0 million, up 7.8% from sales of $43.7 million in the comparable period of the prior year. The sales increases for the three months and nine months ended January 31, 1997 were primarily attributable to increased sales of end user products, partially offset by decreased sales of contract-bid laboratory furniture.

The Company's gross profit margins for the three months and nine months ended January 31, 1997 were 23.5% and 22.3%, respectively, compared with 19.1% and 18.5% for the comparable periods of the prior fiscal year. Current year gross profit margins were favorably affected by an improved product sales mix, higher selling prices, and lower manufacturing costs.

Operating expenses for the three months and nine months ended January 31, 1997 were $2.9 million and $8.8 million, or 19.7% and 18.6% of sales, respectively. This compares to operating expenses of $2.4 million and $7.5 million, or 18.7% and 17.1% of sales, respectively, for the comparable periods of the prior fiscal year. The increases in operating expenses for the three months and nine months ended January 31, 1997 were primarily attributable to increased sales and marketing expenses and expenses associated with incentive compensation programs.

Operating profits of $566,000 and $1,757,000 were recorded for the three months and nine months ended January 31, 1997. This compares to operating profits of $51,000 and $625,000, respectively, for the comparable periods of the prior fiscal year.

Other income was $12,000 and $31,000 for the three months and nine months ended January 31, 1997, respectively, compared to other income of $191,000 and $230,000 for the comparable periods of the prior fiscal year. Other income for each of the prior year periods included $180,000 of life insurance proceeds received in connection with one of the Company's employee benefit plans.

Interest expense was $68,000 and $311,000 for the three months and nine months ended January 31, 1997, respectively, compared to interest expense of $155,000 and $550,000 for the comparable periods of the prior fiscal year. The decreases in interest expense for the current year resulted from lower levels of debt under the Company's revolving credit facility, assisted by lower interest rates paid.

Income tax benefits of $35,000 and $365,000, respectively, resulting from reductions to the Company's valuation allowance on deferred tax assets, were recorded for the three months and nine months ended January 31, 1997. At January 31, 1997, the Company's valuation allowance on deferred tax assets was substantially eliminated, and as a result, income in future periods is expected to result in a more normal income tax expense. No income tax expense or benefit was recorded for the three and nine months ended January 31, 1996. The effective tax rate for each of these periods differs from the related statutory rates due to adjustments to the deferred tax valuation allowance.

Net income for the three months ended January 31, 1997 was $545,000, or 23 cents per share, including an income tax benefit of $35,000. Net income for the nine months ended January 31, 1997 was $1.8 million, or 78 cents per share, including income tax benefits of $365,000. This compares to net income of $87,000 and $305,000, or 4 cents per share and 13 cents per share, respectively, for the comparable periods of the prior fiscal year.

Liquidity and Capital Resources
--------------------------------

Historically, the Company's principal sources of liquidity have been funds generated from operations, supplemented as needed by short-term borrowings. The Company believes that these sources will be sufficient to support ongoing business levels.

The Company had working capital of $6.4 million on January 31, 1997, as compared to $5.0 million at April 30, 1996. The ratio of current assets to current liabilities was 1.7-to-1 at January 31, 1997 as compared to 1.5-to-1 at April 30, 1996. The debt-to-equity ratio was .10-to-1 at January 31, 1997, as compared to .19-to-1 at April 30, 1996. The Company had unused credit available under a revolving credit facility of $6.9 million at January 31, 1997, as compared to unused credit available under this facility of $4.0 million at April 30, 1996.

The Company's operations provided cash of $2.6 million during the nine months ended January 31, 1997, primarily from operating income and a decrease in customer receivables, partially offset by an increase in inventory. The Company's operations generated cash of $1.2 million during the nine months ended January 31, 1996, primarily from operating earnings and a decrease in customer receivables, offset by decreases in accounts payable and other accrued liabilities.

In September 1996, the Company amended and renewed its revolving credit facility. The facility allows the Company to borrow up to the lesser of $8.5 million or the amount available under certain eligibility formulas using qualifying receivables and inventories, as defined under the credit arrangement. Under the facility, the Company makes monthly interest payments at a rate of the greater of 6% or the lender's prime rate, calculated on the average loan balance outstanding during each month. The Company's receivables and inventories continue to be pledged to the lender as collateral securing borrowings under the facility, but the other collateral has been released.

The Company used cash of $1.3 million for capital expenditures during the nine months ended January 31, 1997, and used cash of $478,000 for such expenditures during the comparable period of the prior fiscal year, in both instances primarily for the purchase of production machinery. The Company does not anticipate an abnormal level of capital expenditures for the remainder of the current fiscal year.

The Company decreased its short-term borrowings by $1.2 million and $1.0 million during the nine months ended January 31, 1997, and January 31, 1996, respectively, using cash provided by operating activities. The Company used cash of $41,000 for scheduled principal payments on long-term debt during the nine months ended January 31, 1997. The Company used cash of $105,000 for principal payments on long-term debt during the nine months ended January 31, 1996.

Cash dividends of $95,000 were paid on the Company's common stock during the three months and nine months ended January 31, 1997. No cash dividends were paid during the three months and nine months ended January 31, 1996.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------

Certain information included in the Liquidity and Capital Resources section contains forward-looking statements and involves risks and uncertainties that could significantly impact the results of operations of the Company. These factors include, but are not limited to, general economic, competitive, governmental, and technological factors affecting the Company's operations, markets, products, services, and prices.

Recent Accounting Standards
---------------------------

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which was effective for the Company beginning May 1, 1996. SFAS No. 123 requires expanded disclosure of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect in net income and earnings per share in its year-end financial statements.

                       REVIEW BY INDEPENDENT ACCOUNTANTS

A review of the interim financial information included in this Quarterly Report on Form 10-Q for the three months and nine months ended January 31, 1997 has been performed by Deloitte & Touche LLP, the Company's independent accountants. Their report on the interim financial information follows. There have been no adjustments or disclosures proposed by Deloitte & Touche LLP which have not been reflected in the interim financial information.

                      [DELOITTE & TOUCHE LLP LETTERHEAD]

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of
 Kewaunee Scientific Corporation
Statesville, North Carolina

We have reviewed the accompanying condensed balance sheet of Kewaunee Scientific Corporation (the Company) as of January 31, 1997, and the related condensed statements of operations for the three-month and nine-month periods ended January 31, 1997 and 1996 and the condensed statements of cash flows for the nine-month periods ended January 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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


/s/ Deloitte & Touche LLP

February 13, 1997

                          PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            10.1 Amendment dated September 26, 1996 to the Financing and Security Agreements dated January 6, 1995 between The CIT Group/Business Credit, Inc. and the Registrant.

            27.1  Financial Data Schedule

        (b) Reports on Form 8-K

            No reports on Form 8-K were filed with the Commission during the three months ended January 31, 1997.