Form 10-K
period 1997-04-30
KEWAUNEE SCIENTIFIC CORP /DE/
filed 1997-07-18
CIK 55529

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K

 ____
/ X /  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----   ACT OF 1934

For the fiscal year ended April 30, 1997 or

 ____
/   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----   EXCHANGE ACT OF 1934


For the transition period from  ______________ to _______________

Commission file number 0-5286

                        KEWAUNEE SCIENTIFIC CORPORATION
                        -------------------------------

            (Exact name of registrant as specified in its charter)


           Delaware                                       38-0715562
--------------------------------            -----------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

2700 West Front Street
Statesville, North Carolina                               28677-2927
--------------------------------            -----------------------------------
(Address of principal executive                           (Zip Code)
offices)

Registrant's telephone number, including area code: (704) 873-7202 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock $2.50 par value
                         ----------------------------
                               (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes _X_   No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of 1,816,718 shares of voting stock held by non-affiliates of the Registrant was approximately $13,398,295 based on the last reported sale price of the Registrant's Common Stock on July 11, 1997. (Only shares beneficially owned by directors of the Registrant were excluded as shares held by affiliates. By including or excluding shares owned by anyone, Registrant does not admit for any other purpose that any person is or is not an affiliate of the Registrant.)

As of July 11, 1997, the Registrant had outstanding 2,365,921 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: Those portions of Kewaunee Scientific Corporation's annual report to stockholders for the fiscal year ended April 30, 1997, and of the proxy statement for use in connection with Kewaunee Scientific Corporation's annual meeting of stockholders to be held on August 27, 1997, described in the cross-reference sheet appearing on pages 2 and 3 of this report, are incorporated by reference into Parts I, II and III hereof.

     Table of Contents and Cross-Reference Sheet
     -------------------------------------------

                                                Page or Reference
                                                -----------------

PART I.......................................                 4

     Item 1.  Business.......................                 4

     Item 2.  Properties.....................                 6

     Item 3.  Legal Proceedings..............                 6

     Item 4.  Submission of Matters to a
              Vote of Security Holders.......                 6


PART II......................................                 7

     Item 5.  Market for Registrant's
              Common Equity and Related
              Stockholder Matters............   Annual Report, p. 19,*
                                                "Range of Market Prices,"
                                                and "Quarterly Financial Data"

     Item 6.  Selected Financial Data........   Annual Report, pp. 18,*
                                                "Summary of Selected Financial
                                                Data"

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

-------------------

* Matters incorporated by reference from Kewaunee Scientific Corporation's annual report to stockholders for the fiscal year ended April 30, 1997 ("Annual Report").

                                                Page or Reference
                                                -----------------

PART III.....................................                 8

     Item 10. Directors and Executive
              Officers of the Registrant.....   8 and Proxy Statement, pp. 1-4,*
                                                "Election of Directors"

     Item 11. Executive Compensation.........   Proxy Statement, p. 5,*
                                                "Executive Compensation," p. 6,*
                                                "Option Grants in Last Fiscal
                                                Year," p. 6,* "Aggregate Option
                                                Exercises in Last Fiscal Year
                                                and Option Values at Fiscal Year-
                                                End," pp. 8-9,* "Compensation
                                                Committee Report on Executive
                                                Compensation," and p. 11,*
                                                "Agreements with Certain
                                                Executives"

     Item 12. Security Ownership of
              Certain Beneficial Owners
              and Management.................   Proxy Statement, pp. 12-13,*
                                                "Security Ownership of Directors
                                                and Executive Officers" and
                                                "Security Ownership of Certain
                                                Beneficial Owners"

     Item 13. Certain Relationships and
              Related Transactions...........   Proxy Statement, pp. 1-4,*
                                                "Election of Directors," and p.
                                                11, * "Agreements with Certain
                                                Executives"

PART IV......................................                10

     Item 14. Exhibits, Financial Statement
              Schedules, and Reports on
              Form 8-K.......................                10

SIGNATURES...................................                S-1

--------------------
* Matters incorporated by reference from the proxy statement of Kewaunee Scientific Corporation for use in connection with its annual meeting of stockholders to be held on August 27, 1997 ("Proxy Statement").

                                    PART  I

Item 1.   Business
------------------

General

          The principal business of the Registrant is the manufacture and sale of scientific laboratory products, including wood and steel furniture, fumehoods, worksurfaces, sinks, and other related accessories for use in chemistry, physics, biology and other general science laboratories. The Registrant also manufactures and sells technical products, including workstations, workbenches, steel cabinetry, worksurfaces, and related accessories for computers and light electronic assembly, testing, and storage. These products and equipment and related installation accounted for 100 percent of the Registrant's sales in each of the fiscal years ended April 30, 1997, 1996, and 1995.

          The Registrant's laboratory products are sold principally to industrial and commercial research laboratories, educational institutions, health-care institutions and governmental entities. Technical products are sold principally to manufacturing facilities and end-users of computer and LAN furniture. These products are primarily sold through purchase orders and contracts submitted by customers, through the Registrant's dealers and commissioned agents, through a national distributor and through competitive bids submitted by the Registrant. It is common in the scientific laboratory furniture industry for customer orders to require delivery at extended future dates, because the products are frequently to be installed in buildings yet to be constructed. Changes or delays in building construction may cause further delayed delivery dates. Since prices are normally quoted on a firm basis in the industry, the Registrant bears the burden of possible increases in labor and material costs between receipt of an order and delivery of the product.

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

          The Registrant's scientific laboratory and technical workstation and equipment business is not cyclical; although sales and income are generally lower during the Registrant's third quarter as construction activity slows during the winter months. The Registrant's business is not dependent on any one or a few customers; however, sales to VWR Corporation ("VWR Scientific") represented 14 percent of the Registrant's total sales in fiscal years 1997 and 1996 and 17 percent in fiscal year 1995. VWR Scientific is a distributor of the Registrant's products. In the event that VWR Scientific were not a sales channel, the Registrant would distribute these products through its other sales agents, dealers, and direct sales force or through another outside distributor or distributors.

          The Registrant's sales backlog as of April 30, 1997 was $24.2 million compared to $23.2 million and $24.1 million as of April 30, 1996 and 1995, respectively. It is expected that the amount of the backlog as of the beginning of the fiscal year, together with orders received for current delivery, will be sufficient to permit the Registrant to operate at satisfactory levels during the current year. All but $1.4 million of the backlog as of the beginning of the current fiscal year is scheduled for shipment during the year; however, it may reasonably be expected that delays in shipments will occur because of customer rescheduling or delay in completion of buildings in which the Registrant's products are to be installed. Based on past experience, the Registrant expects that more than 90 percent of its backlog scheduled for shipment in the current fiscal year will be shipped in the current fiscal year.

Competition

          The scientific laboratory and technical workstation and equipment industry is highly competitive. The Registrant believes that the principal competitive factors in the scientific laboratory and technical workstation and equipment industry are price, product performance, and customer service. A significant portion of the business of the Registrant is based upon competitive public bidding.

Research and Development

          The amount spent during the fiscal year ended April 30, 1997 on company-sponsored research and development activities related to new products or services or improvement of existing products or services was $663,996. The amounts spent for similar purposes in the fiscal years ended April 30, 1996 and 1995 were $591,472 and $527,647, respectively. Seven professional employees were engaged in such research at April 30, 1997.

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

Employees

          The number of persons employed by the Registrant at April 30, 1997 was 560.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

          Certain statements included in this report are forward looking and involve risk and uncertainties that could significantly impact results. These factors include, but are not limited to, economic, competitive, governmental, and technological factors affecting the Company's operations, markets, products, services, and prices.

Item 2.   Properties
--------------------

          The Registrant owns and operates three plants in Statesville, North Carolina and one in Lockhart, Texas. The plants are involved in the production of scientific laboratory and technical workstations and equipment.

          The plants in Statesville, North Carolina are located in three separate adjacent buildings which contain manufacturing facilities. Sales and marketing, administration, engineering and drafting personnel and facilities are located in two of the three buildings. The Registrant's corporate offices are located in the largest building. The plant buildings together comprise approximately 382,000 square feet and are located on approximately 20 acres of land. In addition, the Registrant leases a warehouse of 22,000 square feet in Statesville, North Carolina.

          The plant in Lockhart, Texas is housed in a building of approximately 129,000 square feet located on approximately 30 acres. In addition, a separate 10,000 square foot office building on this site houses certain administrative personnel.

          All of the facilities which the Registrant owns are held free and clear of any encumbrances. The Registrant believes its facilities are suitable for their respective uses and are adequate for its current needs.

Item 3.   Legal Proceedings
---------------------------

          Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

          Not Applicable.

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related
-----------------------------------------------------------
          Stockholder Matters
          -------------------

          Incorporated by reference from the Registrant's annual report to stockholders for the fiscal year ended April 30, 1997, page 19, sections entitled "Range of Market Prices" and "Quarterly Financial Data". As of July 11, 1997, the Registrant estimates there were approximately 1,400 stockholders of Kewaunee common shares, of which 392 were stockholders of record.

Item 6.   Selected Financial Data
---------------------------------

          Incorporated by reference from the Registrant's annual report to stockholders for the fiscal year ended April 30, 1997, page 18, section entitled "Summary of Selected Financial Data".

Item 7.   Management's Discussion and Analysis of Financial
-----------------------------------------------------------
          Condition and Results of Operations
          -----------------------------------

          Incorporated by reference from the Registrant's annual report to stockholders for the fiscal year ended April 30, 1997, pages 6-7, section entitled "Management's Discussion and Analysis".

Item 8.   Financial Statements and Supplementary Data
-----------------------------------------------------

          Incorporated by reference from the Registrant's annual report to stockholders for the fiscal year ended April 30, 1997, pages 8-20.

Item 9.   Changes in and Disagreements with Accountants on
----------------------------------------------------------
          Accounting and Financial Disclosure
          -----------------------------------

          Not Applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

          (a) Incorporated by reference from the Registrant's proxy statement for use in connection with its annual meeting of stockholders to be held on August 27, 1997, pages 1-4, section entitled "Election of Directors".

          (b) The names and ages of the Registrant's executive officers and their business experience during the past five years are set forth below:

                     Executive Officers of the Registrant
                     ------------------------------------

        Name              Age                 Position
        ----              ---                 --------

Eli Manchester, Jr.       66      President and Chief Executive Officer

William A. Shumaker       48      Vice President and General Manager-Laboratory
                                  Products Group

T. Ronald Gewin           54      Vice President-Operations Technical Products
                                  Group

D. Michael Parker         45      Vice President-Finance, Chief Financial
                                  Officer, Treasurer and Secretary

James J. Rossi            55      Vice President-Human Resources

Ronald D. Popiel          55      Vice President-Manufacturing (Laboratory
                                  Products Group)

Kurt P. Rindoks           39      Vice President-Engineering and New Product
                                  Development (Laboratory Products Group)

          Eli Manchester, Jr. was elected a director of the Registrant in November 1990. He was elected President and Chief Executive Officer of the Registrant on July 11, 1990.

          William A. Shumaker joined the Registrant in December 1993 as Vice President of Sales and Marketing. Mr. Shumaker has served as Vice President and General Manager of the Laboratory Products Group since February 1997. Prior to joining the Registrant, Mr. Shumaker was with the St. Charles Companies of St. Charles, Illinois, where he served as Vice President of Sales and Marketing with their Institutional Division from 1989 to 1993 and held various other sales and customer service positions from 1969 through 1989.

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

          Kurt P. Rindoks joined the Registrant in July 1985 as an engineer and was promoted to Director of Engineering in July 1989 and to Director of Product Development in May 1992. He has served as Vice President of Engineering and New Product Development since September 1996.

Item 11.  Executive Compensation
--------------------------------

          Incorporated by reference from the Registrant's proxy statement for use in connection with its annual meeting of stockholders to be held on August 27, 1997, page 5, section entitled "Executive Compensation," page 6, section entitled "Option Grants in Last Fiscal Year," page 6, section entitled "Aggregate Option Exercises in Last Fiscal Year and Option Values at Fiscal Year-End," pages 8-9, section entitled "Compensation Committee Report on Executive Compensation," and page 11, section entitled "Agreements with Certain Executives".

Item 12.  Security Ownership of Certain Beneficial Owners
---------------------------------------------------------
          and Management
          --------------

          Incorporated by reference from the Registrant's proxy statement for use in connection with its annual meeting of stockholders to be held on August 27, 1997, pages 12-13, sections entitled "Security Ownership of Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners".

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

          Incorporated by reference from the Registrant's proxy statement for use in connection with its annual meeting of stockholders to be held on August 27, 1997, pages 1-4, section entitled "Election of Directors" and page 11, section entitled "Agreements with Certain Executives."

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports
-------------------------------------------------------------
          on Form 8-K
          -----------

          The following documents are filed or incorporated by reference as part of this report:

                                                              Page or
(a)(1)    Financial Statements                               Reference
          --------------------                               ---------

          Statements of Operations
            Years ended April 30, 1997, 1996, and 1995           8*

          Statements of Retained Earnings
            Years ended April 30, 1997, 1996, and 1995           8*

          Balance Sheets - April 30, 1997 and 1996               9*

          Statements of Cash Flows - Years ended
            April 30, 1997, 1996 and 1995                       10*

          Notes to Financial Statements                      11-16*

          Report of Independent Auditors                        17*


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

(a)(3)    Exhibits
          --------

          Exhibits required by Item 601 of Regulation S-K are listed in the
Exhibit Index which is attached hereto at pages S-2 through S-6 and which is incorporated herein by reference.

(b)       Reports on Form 8-K
          -------------------

          No reports on Form 8-K were filed during the fourth quarter of the Registrant's fiscal year ended April 30, 1997.

--------------------

* Matters incorporated by reference from the Registrant's annual report to stockholders for the year ended April 30, 1997.

INDEPENDENT AUDITORS' REPORT



To the Stockholders and Board of Directors
Kewaunee Scientific Corporation
Statesville, North Carolina



We have audited the balance sheets of Kewaunee Scientific Corporation as of April 30, 1997 and 1996, and the related statements of operations, retained earnings, and of cash flows for each of the three years in the period ended April 30, 1997; such financial statements are included in your 1997 Annual Report to Stockholders. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Kewaunee Scientific Corporation as of April 30, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Deloitte & Touche LLP
Charlotte, North Carolina
June 4, 1997

                                                            Schedule II



                        Kewaunee Scientific Corporation
                       Valuation and Qualifying Accounts
                               ($ in thousands)





                                               Charged
                                    Balance   (Credited)
                                      at       to Costs                 Balance
                                   Beginning     and                     at End
Description                        of Period   Expenses  Deductions*   of Period
-----------                        ---------   --------  -----------   ---------

Year ended April 30, 1997
  Allowance for doubtful accounts     $561       $298       $( 89)        $770
                                      ====       ====       ======        ====

Year ended April 30, 1996
  Allowance for doubtful accounts     $624       $186       $(249)        $561
                                      ====       ====       ======        ====

Year ended April 30, 1995
  Allowance for doubtful accounts     $628       $125       $(129)        $624
                                      ====       ====       ======        ====



* Uncollectible accounts written off, net of recoveries.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         KEWAUNEE SCIENTIFIC CORPORATION

                         By: /s/ Eli Manchester, Jr.
                            ---------------------------------------
                            Eli Manchester, Jr.
                            President and Chief Executive Officer



Date:  July 18, 1997

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

(I)       Principal Executive Officer                            )
                                                                 )
           /s/  Eli Manchester, Jr.                              )
          ------------------------------------------             )
          Eli Manchester, Jr.                                    )
          President and Chief Executive Officer                  )
                                                                 )
(ii)      Principal Financial and Accounting Officer             )
                                                                 )
           /s/ D. Michael Parker                                 )
          ------------------------------------------             )
          D. Michael Parker                                      )
          Vice President-Finance, Chief Financial Officer        )
          Treasurer and Secretary                                )
                                                                 )
(iii)     A majority of the Board of Directors:                  ) July 18, 1997
                                                                 )
                                                                 )
 /s/ Margaret Barr Bruemmer        /s/ Eli Manchester, Jr.       )
----------------------------      ------------------------       )
Margaret Barr Bruemmer            Eli Manchester, Jr.            )
                                                                 )
                                                                 )
 /s/ Wiley N. Caldwell             /s/ James T. Rhind            )
----------------------------      ------------------------       )
Wiley N. Caldwell                 James T. Rhind                 )
                                                                 )
                                                                 )
 /s/ John C. Campbell, Jr.         /s/ Thomas F. Pyle            )
----------------------------      ------------------------       )
John C. Campbell, Jr.             Thomas F. Pyle                 )
                                                                 )
                                                                 )
 /s/ Kingman Douglass                                            )
---------------------------                                      )
Kingman Douglass                                                 )

                        KEWAUNEE SCIENTIFIC CORPORATION

                                 Exhibit Index
                                 -------------

                                                                  Page Number
Number  Description of Exhibit                                    (or Reference)
------  ----------------------                                    --------------

   3    Articles of incorporation and by-laws

        3.1     Restated Certificate of
                incorporation (as amended)                             (3)

        3.2     By-Laws (as amended as of August 28, 1991)             (9)

   10   Material Contracts

        10.9    Kewaunee Scientific Corporation
                Supplemental Retirement Plan                           (4)

        10.12   Employee Stock Ownership Plan of 1985
                for Salaried Employees and Hourly
                Employees of Kewaunee Scientific
                Corporation                                            (2)

        10.13   Kewaunee Scientific Corporation 1985
                Re-Established Retirement Plan for
                Salaried Employees                                     (2)

        10.13A  First Amendment dated June 4, 1996 to the
                Kewaunee Scientific Corporation 1985
                Re-Established Retirement Plan for
                Salaried Employees                                     (1)

        10.13B  Second Amendment dated November 19, 1996 to the
                Kewaunee Scientific Corporation 1985
                Re-Established Retirement Plan for
                Salaried Employees                                     (1)

        10.14   Kewaunee Scientific Corporation 1985
                Re-Established Retirement Plan for
                Hourly Employees                                       (2)

        10.14A  First Amendment dated August 27, 1996 to the
                Kewaunee Scientific Corporation 1985
                Re-Established Retirement Plan for
                Hourly Employees                                       (1)

        10.14B  Second Amendment dated November 19, 1996 to the
                Kewaunee Scientific Corporation 1985
                Re-Established Retirement Plan for
                Hourly Employees                                       (1)

        10.19   Kewaunee Scientific Corporation 1991
                Key Employee Stock Option Plan                         (8)

        10.19A  Amendment dated August 28, 1996 to the
                Key Employee Stock Option Plan                         (15)

        10.21   Kewaunee Scientific Corporation
                Executive Deferred Compensation Plan                   (9)

        10.23   Employment Agreement dated as of December 8, 1992
                between T. Ronald Gewin and the Registrant             (10)

        10.25   Employment Agreement dated as of December 7, 1993
                between William A. Shumaker and the Registrant         (12)

        10.26   Kewaunee Scientific Corporation Stock Option           (11)
                Plan for Directors

        10.27   Agreement dated as of December 14, 1994
                between T. Ronald Gewin and the Registrant             (13)

        10.28   Accounts Receivable Financing Agreement dated
                as of January 6, 1995 between the CIT Group/
                Business Credit, Inc. and the Registrant               (13)

        10.29   Accounts Receivable Financing Agreement
                Supplement Inventory dated as of
                January 6, 1995 between The CIT Group/
                Business Credit, Inc. and the Registrant               (13)

        10.30   Security Agreement (Equipment & Machinery)
                dated as of January 6, 1995 between The
                CIT Group/Business Credit, Inc. and the
                Registrant                                             (13)

        10.31   Employment Agreement dated April 22, 1996
                between Ronald D. Popiel and the Registrant            (14)

        10.32   Fiscal Year 1997 Incentive Bonus Plan                  (14)

        10.34   401(K) Incentive Savings Plan
                for Salaried and Hourly Employees of
                Kewaunee Scientific Corporation                        (14)


        10.35   Amendment dated September 26, 1996 to the
                Financing and Security Agreements dated
                January 6, 1995 between the CIT Group/
                Business Credit, Inc. and the Registrant               (16)

        10.36   Employment Agreement dated September 17, 1996
                between D. Michael Parker and the Registrant           (1)

        10.37   Fiscal Year 1998 Incentive Bonus Plan                  (1)

   13   Annual Report to Stockholders for the fiscal year
        ended April 30, 1997 (Such Report, except to the
        extent incorporated herein by reference, is being
        furnished for the information of the Securities
        and Exchange Commission only and is not deemed filed
        as a part of this annual report on Form 10-K)                  (1)

   27   Financial Data Schedule                                        (1)

(All other exhibits are either inapplicable or not required.)

                                 Footnotes
                                 ---------

(1) Appearing only in the manually signed, original Form 10-K filed with the Securities and Exchange Commission.

(2) Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-
     5286) for the fiscal year ended April 30, 1987, and incorporated herein by reference.

(3) Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-
     5286) for the fiscal year ended April 30, 1985, and incorporated herein by reference.

(4) Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-
     5286) for the fiscal year ended April 30, 1985, and incorporated herein by reference.

(5) Filed as an exhibit to the Kewaunee Scientific Corporation Proxy Statement dated July 30, 1982, and incorporated herein by reference.

(6) Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-
     5286) for the fiscal year ended April 30, 1989, and incorporated herein by reference.

(7) Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-
     5286) for the fiscal year ended April 30, 1991, and incorporated herein by reference.

(8) Filed as an exhibit to the Kewaunee Scientific Corporation Proxy Statement dated July 26, 1991, and incorporated herein by reference.

(9) Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-
     5286) for the fiscal year ended April 30, 1992, and incorporated herein by reference.

(10) Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-
     5286) for the fiscal year ended April 30, 1993, and incorporated herein by reference.

(11) Filed as an exhibit to the Kewaunee Scientific Corporation Proxy Statement dated July 23, 1993, and incorporated herein by reference.

(12) Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-
     5286) for the fiscal year ended April 30, 1994, and incorporated herein by reference.

(13) Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-
     5286) for the fiscal year ended April 30, 1995, and incorporated herein by reference.

(14) Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-
     5286) for the fiscal year ended April 30, 1996, and incorporated herein by reference.

(15) Filed as an exhibit to the Kewaunee Scientific Corporation Proxy Statement dated July 31, 1996, and incorporated herein by reference.

(16) Filed as an exhibit to the Kewaunee Scientific Corporation Form 10-Q for the quarterly period ended January 31, 1997, and incorporated herein by reference.