Form 10-Q
period 1997-07-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 1997-09-11
CIK 55529

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC  20549


                                 FORM 10-Q



   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended July 31, 1997



   [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For the transition period from ____________ to _____________

Commission file number 0-5286



                        KEWAUNEE SCIENTIFIC CORPORATION
                        -------------------------------

            (Exact name of registrant as specified in its charter)



                Delaware                           38-0715562
      ----------------------------               ---------------

    (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)            Identification No.)

         2700 West Front Street
      Statesville, North Carolina                     28677
----------------------------------------       ------------------
(Address of principal executive offices)           (Zip Code)


                                (704) 873-7202
                         ----------------------------



             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X     No
                                         ----        ----
As of August 29, 1997, the Registrant had outstanding 2,372,921 shares of Common Stock.

Pages: This report, excluding exhibits, contains 13 pages numbered sequentially from this cover page.

                        KEWAUNEE SCIENTIFIC CORPORATION



                              INDEX TO FORM 10-Q



                 FOR THE QUARTERLY PERIOD ENDED JULY 31, 1997



                                                                     Page Number
                                                                     -----------



PART I.  FINANCIAL INFORMATION
------------------------------


Item 1. Financial Statements

        Condensed Statements of Operations -
         Three months ended July 31, 1997 and 1996                             3

        Condensed Balance Sheets - July 31, 1997
         and April 30, 1997                                                    4

        Condensed Statements of Cash Flows -
          Three months ended July 31, 1997 and 1996                            5

        Notes to Condensed Financial Statements                                6


Item 2. Management's Discussion and Analysis of Financial

         Condition and Results of Operations                                   7

Review by Independent Accountants                                             10

Independent Accountants' Report                                               11


PART II.  OTHER INFORMATION
---------------------------

Item 4. Submission of Matters to a Vote of Security Holders                   12

Item 6. Exhibits and Reports on Form 8-K                                      12


SIGNATURE                                                                     13
---------

                         Part 1. Financial Information

     Item 1.           Financial Statements

                        Kewaunee Scientific Corporation
                      Condensed Statements of Operations
                     (in thousands, except per share data)

                                             Three months ended

                                                   July 31
                                                   -------
                                             1997           1996
                                             ----           ----
                                                 (Unaudited)
Net sales                                   $17,662        $16,280

Costs of products sold                       13,524         12,989
                                            -------        -------

Gross profit                                  4,138          3,291

Operating expenses                            3,166          2,748
                                            -------        -------

Operating earnings                              972            543

Interest expense                                (52)          (134)

Other income, net                                11              4
                                            -------        -------

Earnings before income taxes                    931            413

Income tax expense (benefit)                    372           (125)
                                            -------        -------

Net earnings                                $   559        $   538
                                            =======        =======

Per share data:
 Earnings per common share                  $  0.24        $  0.23

 Average number of common shares
  outstanding                                 2,366          2,366

           See accompanying notes to condensed financial statements.

                        Kewaunee Scientific Corporation
                           Condensed Balance Sheets
                               ($ in thousands)

                                          July 31    April 30
                                           1997        1996
                                           ----        ----
                                        (Unaudited)
Assets
------
Current assets:
  Cash                                         $30         $6
  Receivables                               14,517     12,864
  Inventories                                2,988      1,946
  Prepaid expenses and
     other current assets                    1,843      1,649
                                          --------   --------
Total current assets                        19,378     16,465
                                          --------   --------

Property, plant and equipment,
at cost                                     26,476     26,431
Accumulated depreciation                   (16,999)   (16,605)
                                          --------   --------
Net property, plant and equipment            9,477      9,826
                                          --------   --------

Other assets                                   689        700
                                          --------   --------

                                          $ 29,544   $ 26,991
                                          ========   ========

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
  Short-term borrowings                   $  1,180          -
  Accounts payable                           6,479      5,136
  Other current liabilities                  3,889      4,324
                                          --------   --------
Total current liabilities                   11,548      9,460
                                          --------   --------

Deferred income taxes and other
  non-current liabilities                      946        945
                                          --------   --------

Stockholders' equity:
  Common stock                               6,550      6,550
  Additional paid-in-capital                   116        116
  Retained earnings                         11,899     11,435
  Common stock in treasury, at cost         (1,515)    (1,515)
                                          --------   --------
Total stockholders' equity                  17,050     16,586
                                          --------   --------
                                          $ 29,544   $ 26,991
                                          ========   ========

           See accompanying notes to condensed financial statements.

                        Kewaunee Scientific Corporation
                      Condensed Statements of Cash Flows
                               ($ in thousands)

                                                      Three months ended
                                                           July 31
                                                           -------
                                                      1997        1996
                                                      ----        ----
                                                        (Unaudited)

Cash flows from operating activities:
------------------------------------
Net earnings                                        $   559      $   538
Adjustments to reconcile net earnings
to net cash provided by (used in)
operating activities:
  Depreciation and amortization                         394          432
  Provision for bad debts                                40           26
  Increase in receivables                            (1,693)      (1,089)
  Increase in inventories                            (1,042)        (907)
  Increase in accounts payable and
    other current liabilities                           908        1,548
  Other, net                                           (182)        (389)
                                                    -------      -------
Net cash provided by (used in)
  operating activities                               (1,016)         159
                                                    -------      -------

Cash flows from investing activities:
------------------------------------
  Capital expenditures                                  (45)        (406)
                                                    -------      -------
Net cash used in investing activities                   (45)        (406)
                                                    -------      -------

Cash flows from financing activities:
------------------------------------
  Net increase in short-term borrowings               1,180          289
  Dividends paid                                        (95)           -
  Repayment of long-term debt                             -          (43)
                                                    -------      -------
Net cash provided by financing
  activities                                          1,085          246
                                                    -------      -------

Increase (decrease) in cash                              24           (1)
---------------------------
Cash, beginning of period                                 6           16
-------------------------                           -------      -------

Cash, end of period                                 $    30      $    15
-------------------                                 =======      =======

Supplemental disclosure:
-----------------------
  Interest paid                                     $    34      $   117
  Income taxes paid                                 $   466      $    31

           See accompanying notes to condensed financial statements.

                        Kewaunee Scientific Corporation
                    Notes to Condensed Financial Statements
                                  (unaudited)

A.  Financial Information
-------------------------

The unaudited interim condensed financial statements of Kewaunee Scientific Corporation (the "Company" or "Kewaunee") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim condensed financial statements should be read in conjunction with the financial statements and notes included in the Company's 1997 Annual Report to Stockholders.

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

In the opinion of management, the interim condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

B.  Inventories
---------------

Inventories consisted of the following (in thousands):



                                      July 31, 1997  April 30, 1997
                                      -------------  --------------

Finished products                        $  679          $  366

Work in process                             627             638
Raw materials                             1,682             942
                                         ------          ------
                                         $2,988          $1,946
                                         ======          ======

C.  Balance Sheet
-----------------

The Company's April 30, 1997 condensed balance sheet as presented herein is derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

                 Item 2.  Management's Discussion and Analysis
               of Financial Condition and Results of Operations

The Company's 1997 Annual Report to Stockholders contains management's discussion and analysis of financial condition and results of operations at and for the year ended April 30, 1997. The following discussion and analysis describes material changes in the Company's financial condition since April 30, 1997. The analysis of results of operations compares the three months ended July 31, 1997 with the comparable period of the prior fiscal year.

Results of Operations
---------------------

The Company recorded sales of $17.7 million for the three months ended July 31, 1997, up 8.5% from sales of $16.3 million for the comparable period of the prior year. This increase was primarily attributable to an improved marketplace for the Company's products.

The Company's gross profit margin for the three months ended July 31, 1997 was 23.4%, compared to 20.2% for the comparable period of the prior fiscal year. As compared to the first quarter of fiscal year 1997, the gross profit margin was favorably affected by an improved product sales mix and improved operating efficiencies.

Operating expenses for the three months ended July 31, 1997 were $3.2 million, up 15.2% from operating expenses of $2.7 million for the comparable period of the prior fiscal year. As a percent of sales, operating expenses for the three months ended July 31, 1997 were 17.9% of sales as compared to 16.9% of sales for the comparable period of the prior fiscal year. The increase in operating expenses for the current quarter was primarily attributable to increased sales and marketing expenses, mainly sales commissions associated with the improved product sales mix.

Operating earnings of $972,000 were recorded for the three months ended July 31, 1997, as compared to $543,000 recorded in the comparable period of the prior fiscal year.

Interest expense was $52,000 for the three months ended July 31, 1997, compared to $134,000 for the comparable period of the prior fiscal year. The decrease in interest expense for the current quarter resulted primarily from lower levels of debt under the Company's revolving credit facility.

Other income was $11,000 for the three months ended July 31, 1997, compared to $4,000 for the comparable period of the prior fiscal year.

Income tax expense of $372,000 was recorded for the three months ended July 31, 1997, as compared to an income tax benefit of $125,000 recorded for the comparable period of the prior fiscal year. The income tax benefit for the comparable period of the prior year was a result of an adjustment of the Company's valuation allowance on deferred tax assets.

A net profit of $559,000, or $.24 per share, was reported for the three months ended July 31, 1997, compared to a net profit of $538,000, or $.23 per share, for the comparable period of the prior fiscal year, as a result of the factors discussed above.

Liquidity and Capital Resources
-------------------------------

Historically, the Company's principal sources of liquidity have been funds generated from operations, supplemented as needed by short-term borrowings. The Company believes that these sources will be sufficient to support ongoing business levels, including capital expenditures.

The Company had working capital of $7.8 million at July 31, 1997, as compared to $7.0 million at April 30, 1997. The ratio of current assets to current liabilities was 1.7-to-1 at July 31, 1997, unchanged from April 30, 1997. The debt-to-equity ratio was .07-to-1 at July 31, 1997. The Company had unused credit available under a revolving credit facility in the amount of $7.1 million at July 31, 1997, as compared to unused credit available under this facility of $8.0 million at April 30, 1997.

The Company's operations used cash of $1.0 million during the three months ended July 31, 1997. This increase was primarily attributable to an increase in customer receivables and inventory, partially offset by operating earnings and a net increase in accounts payable and other current liabilities. The Company's operations provided cash of $159,000 during the three months ended July 31, 1996, primarily from net earnings and an increase in accounts payable and other current liabilities, partially offset by an increase in customer receivables.

During the three months ended July 31, 1997, the Company used cash of $45,000 for the purchase of production equipment, compared to the use of $406,000 for such purchases in the comparable period of the prior fiscal year. In addition, in the three months ended July 31, 1997, the Company entered into operating lease arrangements for production equipment with an aggregate original asset cost of $422,000. The Company does not anticipate an abnormal level of capital expenditures for the remainder of the current fiscal year.

Recent Accounting Standards
---------------------------

The Financial Accounting Standards Board has issued Statement No. 128, "Earnings Per Share," which will be effective during the Company's 1998 fiscal year. SFAS No. 128 will change the method for calculating earnings per share. Had the Company applied SFAS No. 128 for the quarter ended July 31, 1997 and the 1997 fiscal year, the effect on reported earnings per share would not be significant.

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

                       REVIEW BY INDEPENDENT ACCOUNTANTS


A review of the interim financial information included in this Quarterly Report on Form 10-Q for the three months ended July 31, 1997 has been performed by Price Waterhouse LLP, the Company's independent accountants. Their report on the interim financial information follows. There have been no adjustments or disclosures proposed by Price Waterhouse LLP which have not been reflected in the interim financial information.

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Kewaunee Scientific Corporation
Statesville, North Carolina

We have reviewed the accompanying condensed balance sheet of Kewaunee Scientific Corporation as of July 31, 1997, and the related condensed statements of operations and cash flows for the three-month period then ended. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for it to be in conformity with generally accepted accounting principles.

The accompanying condensed statements of operations and cash flows for the three-month period ended July 31, 1996 were reviewed by other independent accountants whose report dated August 15, 1996 stated that, based upon their review, they were not aware of any material modifications that should be made to the financial statements for them to be in conformity with generally accepted accounting principles. The financial statements for the year ended April 30, 1997 were audited by other independent accountants whose report dated June 4, 1997 expressed an unqualified opinion on those statements.

Price Waterhouse LLP
Charlotte, North Carolina

September 9, 1997

                          PART II.  OTHER INFORMATION



Item 4. Submission of Matters to a Vote of Security Holders


        The Company's Annual Meeting of Stockholders was held on August 27, 1997. Each of the nominees for director was re-elected. The votes cast for and withheld from each such director were as follows:


          Director                                For     Withheld
          -------                              ---------  --------
          John C. Campbell, Jr.                1,906,181    11,243
          James T. Rhind                       1,867,981    49,443

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

             Exhibit 27    Financial Data Schedule

        (b)  Reports on Form 8-K

            The Company filed a Current Report on Form 8-K dated August 27, 1997 to reflect (i) the dismissal of Deloitte & Touche LLP as the Company's independent accountants and (ii) the engagement of Price Waterhouse LLP to serve as the Company's independent accountants, all pursuant to Item 4 of Form 8-K.

            In connection with the audits of the two fiscal years ended April 30, 1996 and 1997 and the subsequent interim period, there were no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or audit scope or procedures, which disagreements, if not resolved to their satisfaction, would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

                                   SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    KEWAUNEE SCIENTIFIC CORPORATION
                                    -------------------------------

                                              (Registrant)



Date:  September 5, 1997            By   /s/ D. Michael Parker
                                      -----------------------------
                                        D. Michael Parker
                                        Vice President of Finance
                                        Chief Financial Officer