Form 10-Q
period 1997-10-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 1997-12-11
CIK 55529

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

 _____
|  X  |   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
 -----    Exchange Act of 1934

For the quarterly period ended October 31, 1997

 _____
|_____| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

As of November 30, 1997, the Registrant had outstanding 2,394,546 shares of Common Stock.

Pages: This report, including exhibits, contains 14 pages numbered sequentially from this cover page.

                        KEWAUNEE SCIENTIFIC CORPORATION

                              INDEX TO FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED October 31, 1997

                                                                           Page
                                                                          Number
                                                                          ------

PART I.  FINANCIAL INFORMATION
------------------------------

Item 1. Financial Statements

        Condensed Statements of Operations -
         Three and six months ended October 31, 1997 and 1996                3

        Condensed Balance Sheets - October 31, 1997
         and April 30, 1997                                                  4

        Condensed Statements of Cash Flows -
         Six months ended October 31, 1997 and 1996                          5

        Notes to Condensed Financial Statements                              6


Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 7

Review by Independent Accountants                                           11

Independent Accountants' Report                                             12


PART II.  OTHER INFORMATION
---------------------------

Item 4. Submission of matters to a Vote of Security Holders                 13

Item 6. Exhibits and Reports on Form 8-K                                    13


SIGNATURE                                                                   14
---------

          Part 1.  Financial Information

Item 1. Financial Statements

                        Kewaunee Scientific Corporation
                        Condensed Statements of Income
                                  (Unaudited)

                                 Three months ended    Six months ended
                                     October 31           October 31
                                 ------------------   ------------------
                                   1997      1996       1997      1996
                                 --------  --------   --------  --------
                                 ($ in thousands, except per share data)
Net sales                        $18,442   $15,928    $36,104   $32,208
Cost of products sold             14,489    12,190     28,013    25,179
                                 -------   -------    -------   -------
Gross profit                       3,953     3,738      8,091     7,029
Operating expenses                 3,014     3,090      6,180     5,838
                                 -------   -------    -------   -------
Operating earnings                   939       648      1,911     1,191
Interest expense                     (47)     (108)       (99)     (243)
Other income, net                     11        14         22        19
                                 -------   -------    -------   -------
Earnings before income taxes         903       554      1,834       967
Income tax  expense (benefit)        362      (205)       734      (330)
                                 -------   -------    -------   -------
Net earnings                        $541      $759     $1,100    $1,297
                                 =======   =======    =======   =======

Per share data:
  Earnings per common share        $0.23     $0.32      $0.46     $0.55

  Average number of common shares
   outstanding                     2,376     2,366      2,371     2,366




See accompanying notes to condensed financial statements.

                        Kewaunee Scientific Corporation
                           Condensed Balance Sheets
                               ($ in thousands)


                                                  October 31   April 30
                                                     1997        1997
                                                  ----------   --------
Assets                                            (Unaudited)
Current assets:
  Cash                                                  $8          $6
  Receivables                                       16,710      12,864
  Inventories                                        3,300       1,946
  Prepaid expenses and
   other current assets                              1,584       1,649
                                                   -------     -------
Total current assets                                21,602      16,465
                                                   -------     -------

Property, plant and equipment, at cost              26,755      26,431
Accumulated depreciation                           (17,279)    (16,605)
                                                   -------     -------
Net property, plant and equipment                    9,476       9,826
                                                   -------     -------
Other assets                                           689         700
                                                   -------     -------

                                                   $31,767     $26,991
                                                   =======     =======


Liabilities  and  Stockholders'  Equity
Current liabilities:
  Short-term borrowings                             $1,663           -
  Accounts payable                                   6,777       5,136
  Other current liabilities                          4,840       4,324
                                                   -------     -------
Total current liabilities                           13,280       9,460
                                                   -------     -------

Deferred income taxes and other
   non-current liabilities                             936         945
                                                   -------     -------
Stockholders' equity:
  Common stock                                       6,550       6,550
  Additional paid-in-capital                            99         116
  Retained earnings                                 12,345      11,435
  Common stock in treasury, at cost                 (1,443)     (1,515)
                                                   -------     -------
Total stockholders' equity                          17,551      16,586
                                                   -------     -------

                                                   $31,767     $26,991
                                                   =======     =======

See accompanying notes to condensed financial statements.

                        Kewaunee Scientific Corporation
                      Condensed Statements of Cash Flows
                               ($ in thousands)


                                                           Six months ended
                                                              October 31
                                                           ----------------
                                                            1997      1996
                                                           ------    ------
                                                              (Unaudited)
Cash flows from operating activities:
Net earnings                                               $1,100    $1,297
Adjustments to reconcile net earnings to net cash
provided by (used in) operating activities:
  Depreciation and amortization                               779       941
  Provision for bad debts                                      41       145
  Increase in receivables                                  (3,887)     (831)
  Increase in inventories                                  (1,354)   (1,436)
  Increase in accounts payable and
    other current liabilities                               2,157     1,418
  Other, net                                                   67      (493)
                                                           -------  --------
Net cash provided by (used in) operating activities        (1,097)    1,041
                                                           -------  --------

Cash flows from investing activities:
  Capital expenditures                                       (429)     (864)
                                                           -------  --------
Net cash used in investing activities                        (429)     (864)
                                                           -------  --------
Cash flows from financing activities:
  Net increase in short-term borrowings                     1,663       (74)
  Dividends paid                                             (190)        -
  Proceeds from exercised stock options                        55         -
  Repayment of long-term debt                                   -       (87)
                                                           -------  --------
Net cash provided by financing activities                   1,528      (161)
                                                           -------  --------
Increase (decrease) in cash                                     2        16
Cash, beginning of period                                       6        16
                                                           -------  --------
Cash, end of period                                            $8       $32
                                                           =======  ========

Supplemental disclosure:
  Interest paid                                               $88      $214
  Income taxes paid                                          $833       $33


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

B.  Inventories
---------------

Inventories consisted of the following (in thousands):

                           October 31, 1997  April 30, 1997
                           ----------------  --------------
Finished products                    $  604          $  366
Work-in-process                         797             638
Raw materials                         1,899             942
                                     ------          ------

                                     $3,300          $1,946
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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


The Company's 1997 Annual Report to Stockholders contains management's discussion and analysis of financial condition and results of operations at and for the year ended April 30, 1997. The following discussion and analysis describes material changes in the Company's financial condition since April 30, 1997. The analysis of results of operations compares the three months and six months ended October 31, 1997 with the comparable periods of the prior fiscal year.

Results of Operations
---------------------

The Company recorded sales of $18.4 million for the three months ended October 31, 1997, up 15.8% from sales of $15.9 million for the comparable period of the prior year. Sales of laboratory furniture in The Research Collection recently introduced by the Company contributed significantly to the sales increase for the quarter. Increased sales of epoxy resin worksurfaces, and to a lesser extent, selling price increases, also contributed to the sales improvement.

Sales for the six months ended October 31, 1997 were $36.1 million, up 12.1% from sales of $32.2 million in the comparable period of the prior year. Sales of laboratory furniture in The Research Collection, together with increased sales of technical products and epoxy resin worksurfaces, and to a lesser extent, selling price increases, were the primary contributors to this sales improvement.

The gross profit margin for the quarter ended October 31, 1997 was 21.4 percent of sales, as compared to 23.5 percent of sales in the comparable quarter of the prior year. The gross profit margin in the current quarter was adversely affected by increased labor costs, including overtime costs, associated with expanding production capacity in the quarter. Also, outside purchases of certain component parts normally manufactured by the Company resulted in increased costs. These purchases were necessary due to the significant increase in sales in the current quarter. The gross profit margin for the six months ended October 31, 1997 was 22.4 percent, up from 21.8 percent in the comparable period of the prior year. The increase in the profit margin for the six-month period of the current year was primarily attributable to a more favorable product sales mix and improved operating efficiencies in the first quarter of the current year, partially offset by the increased costs discussed above.

Operating expenses for the quarter ended October 31, 1997 were $3.0 million, or
16.3 percent of sales, as compared to $3.1 million, or 19.4% of sales, in the comparable quarter of the prior year. Operating expenses for the six months ended October 31, 1997 were $6.2 million, or 17.1 percent of sales, as compared to $5.8 million, or 18.1 percent of sales, in the comparable period of the prior year. Operating expenses for the quarter and the six-month period of the current year were favorably impacted by lower depreciation expense in each period of the current year and lower bad debt expense in the current quarter. When compared as a percent of sales, these expenses also benefited from the significant sales growth in the current year, particularly in the current quarter.

Operating profits of $939,000 and $1.9 million were recorded for the three months and six months ended October 31, 1997, respectively. This compares to operating profits of $648,000 and $1.2 million for the comparable periods of the prior year.

Interest expense was $47,000 and $99,000 for the three months and six months ended October 31, 1997, respectively, compared to $108,000 and $243,000 for the comparable periods of the prior year. The decreases in interest expense for the current quarter and year resulted from lower levels of borrowings under the Company's revolving credit facility.

Other income, consisting principally of royalty income, was $11,000 and $22,000 for the three months and six months ended October 31, 1997, respectively, compared to $14,000 and $19,000 for the comparable periods of the prior year.

Income tax expense of $362,000 and $734,000 was recorded for the three months and six months ended October 31, 1997, respectively, as contrasted with income tax benefits of $205,000 and $330,000 recorded for the comparable periods of the prior year. The income tax benefits reported for the comparable periods of the prior year resulted from the reductions in the Company's valuation allowance on deferred tax assets. These reductions occurred as continued profitability and an improved earnings outlook for the Company provided further positive evidence to support a reduction in the valuation allowance.

Net earnings of $541,000 and $1.1 million, or 23 cents per share and 46 cents per share, were recorded for the three months and six months ended October 31, 1997, respectively. This compares to net earnings of $759,000 and $1.3 million, or 32 cents per share and 55 cents per share, respectively, for the comparable periods of the prior year.

Liquidity and Capital Resources
-------------------------------

Historically, the Company's principal sources of liquidity have been funds generated from operations, supplemented as needed by short-term borrowings. The Company believes that these sources will be sufficient to support ongoing business levels, including capital expenditures.

The Company had working capital of $8.3 million at October 31, 1997, as compared to $7.0 million at April 30, 1997. The ratio of current assets to current liabilities was 1.6-to-1 at October 31, 1997, as compared to 1.7-to-1 at April 30, 1997. The debt-to-equity ratio was .09-to-1 at October 31, 1997; the Company had no debt at April 30, 1997. The Company had unused credit available under its revolving credit facility of $6.6 million at October 31, 1997, as compared to unused credit available under this facility of $8.0 million at April 30, 1997.

The Company's operations used cash of $1.1 million during the six months ended October 31, 1997, primarily to support increases in customer receivables and inventory, partially offset by cash provided by operating earnings and a net increase in accounts payable and other current liabilities. The Company's operations provided cash of $1.0 million during the six months ended October 31, 1996 primarily from operating earnings and an increase in accounts payable, partially offset by an increase in customer receivables and inventory.

An increase in short-term borrowings during the six months ended October 31, 1997 provided cash of $1.7 million, while a reduction in these borrowings in the comparable period of the prior year used cash of $74,000. Cash dividends in the amount of $190,000 were paid during the six months ended October 31, 1997. No cash dividends were paid in the comparable period of the prior year.

The Company used cash of $429,000 for capital expenditures during the six months ended October 31, 1997 and used cash of $864,000 for such expenditures during the comparable period of the prior year, in both instances primarily for the purchase of production machinery. In addition, the Company entered into operating lease arrangements for production equipment with an aggregate original asset cost of $549,000 and $80,000 during the six months ended October 31, 1997 and 1996, respectively. These leases provide the Company with certain early cancellation rights, as well as renewal, and purchase options. The Company does not anticipate an abnormal level of cash requirements resulting from capital expenditures for the remainder of the current year.

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

Recent Accounting Standards
---------------------------

The Financial Accounting Standards Board has issued Statement No. 128, "Earnings Per Share." SFAS No. 128 will change the method for calculating earnings per share. Had the Company applied SFAS No. 128 for the three months and six months ended October 31, 1997 and the 1997 year, the effect on reported earnings per share would not be significant. The Company will be required to adopt SFAS 128 beginning in the quarter ending January 31, 1998.

                       REVIEW BY INDEPENDENT ACCOUNTANTS

A review of the interim financial information included in this Quarterly Report on Form 10-Q for the three months and six months ended October 31, 1997 has been performed by Price Waterhouse LLP, the Company's independent accountants. Their report on the interim financial information follows. There have been no adjustments or disclosures proposed by Price Waterhouse LLP which have not been reflected in the interim financial information.

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Kewaunee Scientific Corporation
Statesville, North Carolina

We have reviewed the accompanying condensed balance sheet of Kewaunee Scientific Corporation as of October 31, 1997, and the related condensed statements of operations for the three-month and six-month periods ended October 31, 1997, and the condensed statement of cash flows for the six-month period ended October 31, 1997. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed financial information for it to be in conformity with generally accepted accounting principles.

The accompanying condensed statements of operations and cash flows for the three-month and six-month periods ended October 31, 1996 were reviewed by other independent accountants whose report dated December 11, 1996 stated that, based upon their review, they were not aware of any material modifications that should be made to the financial statements for them to be in conformity with generally accepted accounting principles. The financial statements for the year ended April 30, 1997 were audited by the same independent accountants whose report dated June 4, 1997 expressed an unqualified opinion on those statements.



Price Waterhouse LLP
November 13, 1997

                          PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

        The Company's Annual Meeting of Stockholders was held on August 27, 1997. Information regarding the results of this meeting are incorporated by reference from the Company's Report on Form 10-Q for the three months ended July 31, 1997.


Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits

             Exhibit 27    Financial Data Schedule

        (b)  Reports on Form 8-K

        The Company filed a Current Report on Form 8-K pursuant to Item 4 thereof dated August 27, 1997 to reflect (i) the dismissal of Deloitte & Touche LLP as the Company's independent accountants and (ii) the engagement of Price Waterhouse LLP to serve as the Company's independent accountants.

                                   SIGNATURE



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    KEWAUNEE SCIENTIFIC CORPORATION
                                    -------------------------------

                                              (Registrant)



Date: December 11, 1997             By   /s/ D. Michael Parker
                                       --------------------------------
                                        D. Michael Parker
                                        Vice President of Finance
                                        Chief Financial Officer