Form 10-Q
period 1998-01-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 1998-03-12
CIK 55529

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                   FORM 10-Q

 _____
|  X  |  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
 -----
         Exchange Act of 1934

For the quarterly period ended January 31, 1998

 _____
|_____| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to _____________

Commission file number 0-5286


                        KEWAUNEE SCIENTIFIC CORPORATION
                        -------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                    38-0715562
-------------------------------                        ----------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

2700 West Front Street
Statesville, North Carolina                                 28677
---------------------------                                 -----
(Address of principal executive offices)                 (Zip Code)

                                (704) 873-7202
                                --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X     No _______
                                        -------

As of February 27, 1998, the Registrant had outstanding 2,407,046 shares of Common Stock.

Pages: This report, including exhibits, contains 14 pages numbered sequentially from this cover page.

                        KEWAUNEE SCIENTIFIC CORPORATION

                               INDEX TO FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED January 31, 1998

                                                                       Page
                                                                      Number
                                                                      ------
PART I.  FINANCIAL INFORMATION
------------------------------
Item 1.   Financial Statements

          Condensed Statements of Operations -
           Three and nine months ended January 31, 1998 and 1997           3

          Condensed Balance Sheets - January 31, 1998
           and April 30, 1997                                              4

          Condensed Statements of Cash Flows -
           Nine months ended January 31, 1998 and 1997                     5

          Notes to Condensed Financial Statements                          6


Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             7

Review by Independent Accountants                                         11

Independent Accountants' Report                                           12

PART II.  OTHER INFORMATION
---------------------------

Item 6.   Exhibits and Reports on Form 8-K                                13

SIGNATURE                                                                 14
---------

     Part 1.  Financial Information

Item 1.  Financial Statements

                        Kewaunee Scientific Corporation
                     Condensed  Statements  of  Operations
                                  (Unaudited)

                                Three months ended   Nine months ended
                                     January 31          January 31
                               --------------------  -----------------
                                   1998      1997      1998     1997
                               ----------- --------  -------- --------
                               ($ in thousands, except per share data)
Net sales                         $17,333  $14,837   $53,437  $47,045
Cost of products sold              12,990   11,353    41,003   36,532
                               ----------- --------  -------- --------
Gross profit                        4,343    3,484    12,434   10,513
Operating expenses                  3,345    2,918     9,525    8,756
                               ----------- --------  -------- --------
Operating earnings                    998      566     2,909    1,757
Interest expense                      (37)     (68)     (136)    (311)
Other income, net                      10       12        32       31
                               ----------- --------  -------- --------
Earnings before income taxes          971      510     2,805    1,477
Income tax  expense (benefit)         388      (35)    1,122     (365)
                               ----------- --------  -------- --------

Net earnings                      $   583  $   545   $ 1,683  $ 1,842
                               =========== ========  ======== ========

Net earnings per share
     Basic                        $  0.24  $  0.23   $  0.71  $  0.78
     Diluted                      $  0.23  $  0.22   $  0.68  $  0.77

Average number of common shares
  outstanding (in thousands)
     Basic                          2,395    2,366     2,378    2,366
     Diluted                        2,483    2,424     2,457    2,401

    See accompanying notes to condensed financial statements.

                        Kewaunee Scientific Corporation
                           Condensed Balance Sheets
                               ($ in thousands)

                                         January 31     April 30
                                            1998          1997
                                         ----------     --------
ASSETS                                  (Unaudited)
------
Current assets:
  Cash                                      $     7      $     6
  Receivables                                15,127       12,864
  Inventories                                 4,283        1,946
  Prepaid expenses and
   other current assets                       1,420        1,649
                                         ----------     --------
Total current assets                         20,837       16,465
                                         ----------     --------

Property, plant and equipment, at cost       27,142       26,431
Accumulated depreciation                    (17,615)     (16,605)
                                         ----------     --------
Net property, plant and equipment             9,527        9,826
                                         ----------     --------
Other assets                                    687          700
                                         ----------     --------

                                            $31,051      $26,991
                                         ==========     ========

LIABILITIES  AND  STOCKHOLDERS'  EQUITY
---------------------------------------
Current liabilities:
  Short-term borrowings                     $   572      $     -
  Accounts payable                            5,928        5,136
  Other current liabilities                   5,541        4,324
                                         ----------     --------
Total current liabilities                    12,041        9,460
                                         ----------     --------

Deferred income taxes and other
   non-current liabilities                      936          945
                                         ----------     --------
Stockholders' equity:
  Common stock                                6,550        6,550
  Additional paid-in-capital                     59          116
  Retained earnings                          12,809       11,435
  Common stock in treasury, at cost          (1,344)      (1,515)
                                         ----------     --------
Total stockholders' equity                   18,074       16,586
                                         ----------     --------

                                            $31,051      $26,991
                                         ==========     ========

See accompanying notes to condensed financial statements.

                        Kewaunee Scientific Corporation
                      Condensed Statements of Cash Flows
                               ($ in thousands)

                                                          Nine months ended
                                                                January 31
                                                          ------------------
                                                            1998      1997
                                                          --------  --------
                                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                               $1,683    $1,842
Adjustments to reconcile net earnings to net cash
provided by (used in) operating activities:
  Depreciation and amortization                             1,115     1,269
  Provision for bad debts                                      81       194
  (Increase) decrease in receivables                       (2,344)      719
  Increase in inventories                                  (2,337)   (1,485)
  Increase in accounts payable and
    other current liabilities                               2,009       417
  Other, net                                                  233      (365)
                                                          -------   -------
Net cash provided by operating activities                     440     2,591
                                                          -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                       (816)   (1,292)
                                                          -------   -------
Net cash used in investing activities                        (816)   (1,292)
                                                          -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in short-term borrowings            572    (1,173)
  Dividends paid                                             (309)      (95)
  Proceeds from exercised stock options                       114         -
  Repayment of long-term debt                                   -       (41)
                                                          -------   -------
Net cash provided by (used in) financing activities           377    (1,309)
                                                          -------   -------
INCREASE (DECREASE) IN CASH                                     1       (10)
CASH, BEGINNING OF PERIOD                                       6        16
                                                          -------   -------

CASH, END OF PERIOD                                            $7        $6
                                                          =======   =======

SUPPLEMENTAL DISCLOSURE:
  Interest paid                                              $128      $275
  Income taxes paid                                        $1,145       $12


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

B.  Inventories
---------------

Inventories consisted of the following (in thousands):

                                   January 31, 1998  April 30, 1997
                                   ----------------  --------------
Finished products                      $1,054              $  366
Work-in-process                         1,190                 638
Raw materials                           2,039                 942
                                       ------              ------

                                       $4,283              $1,946
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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


The Company's 1997 Annual Report to Stockholders contains management's discussion and analysis of financial condition and results of operations at and for the year ended April 30, 1997. The following discussion and analysis describes material changes in the Company's financial condition since April 30, 1997. The analysis of results of operations compares the three months and nine months ended January 31, 1998 with the comparable periods of the prior fiscal year.

Results of Operations
---------------------

The Company recorded sales of $17.3 million for the three months ended January 31, 1998, up 16.8% from sales of $14.8 million for the comparable period of the prior year. Sales for the nine months ended January 31, 1998 were $53.4 million, up 13.6% from sales of $47.0 million in the comparable period of the prior year.

The increases in sales for the quarter and nine months ended January 31, 1998 resulted primarily from sales of furniture in the Company's Research Collection introduced late in the previous fiscal year, increased sales of epoxy resin worksurfaces, and selling price increases. Sales for the quarter also benefited from the timing of shipments under several contract orders.

The gross profit margin for the quarter ended January 31, 1998 was 25.1% of sales, as compared to 23.5% of sales in the comparable quarter of the prior year. The improvement in the gross profit margin for the quarter resulted primarily from an improved product sales mix, improved profit margins on contract-bid laboratory furniture sales, and manufacturing efficiencies realized from increased production volumes.

The gross profit margin for the nine months ended January 31, 1998 was 23.3%, up from 22.3% in the comparable period of the prior year. The improvement in the gross profit margin for the nine months ended January 31, 1998 resulted primarily from an improved product sales mix and improved profit margins on contract-bid laboratory furniture sales as discussed above. However, the favorable impact of these items was partially offset by increased costs in the second quarter of the current year. In that quarter, the Company experienced increased labor costs resulting from the expansion of production capacity and incurred higher costs when certain component parts normally manufactured by the Company were purchased until production capacity could be expanded to handle the increased demand.

Operating expenses for the quarter ended January 31, 1998 were $3.3 million, or 19.3% of sales, as compared to $2.9 million, or 19.7% of sales, in the comparable quarter of the prior year. Operating expenses for the nine months ended January 31, 1998 were $9.5 million, or 17.8% of sales, as compared to $8.8 million, or 18.6% of sales, in the comparable period of the prior year. The increases in operating expenses for the quarter and nine months of the current year were primarily attributable to increased sales and marketing costs, including sales commissions associated with the increases in sales. The increases in these costs for the nine months of the current year were partially offset by decreases in depreciation expense and bad debt expense. As a percent of sales, operating expenses for the quarter and nine months of the current year benefited from the current year increases in sales volumes and the reduced depreciation and bad debt expenses.

Operating earnings of $998,000 and $2.9 million were recorded for the three months and nine months ended January 31, 1998, respectively. This compares to operating earnings of $566,000 and $1.8 million for the comparable periods of the prior year.

Interest expense was $37,000 and $136,000 for the three months and nine months ended January 31, 1998, respectively, compared to $68,000 and $311,000 for the comparable periods of the prior year. The decreases in interest expense for the current quarter and nine months of the current year resulted from lower levels of borrowings under the Company's revolving credit facility.

Other income, consisting principally of royalty income, was $10,000 and $32,000 for the three months and nine months ended January 31, 1998, respectively, compared to $12,000 and $31,000 for the comparable periods of the prior year.

Income tax expense of $388,000 and $1.1 million was recorded for the three months and nine months ended January 31, 1998, respectively, as contrasted with income tax benefits of $35,000 and $365,000 recorded for the comparable periods of the prior year. The income tax benefits reported for the comparable periods of the prior year resulted from the reductions in the Company's valuation allowance on deferred tax assets. These reductions occurred as continued profitability and an improved earnings outlook for the Company provided further positive evidence to support a reduction in the valuation allowance.

Net earnings of $583,000 and $1.7 million, or 23 cents per diluted share and 68 cents per diluted share, were recorded for the three months and nine months ended January 31, 1998, respectively. This compares to net earnings of $545,000 and $1.8 million, or 23 cents per diluted share and 77 cents per diluted share, respectively, for the comparable periods of the prior year.

Liquidity and Capital Resources
-------------------------------

Historically, the Company's principal sources of liquidity have been funds generated from operations, supplemented as needed by short-term borrowings. The Company believes that these sources will be sufficient to support ongoing business levels, including capital expenditures.

The Company had working capital of $8.8 million at January 31, 1998, as compared to $7.0 million at April 30, 1997. The ratio of current assets to current liabilities was 1.7-to-1 at January 31, 1998, unchanged from April 30, 1997.
The debt-to-equity ratio was .03-to-1 at January 31, 1998; the Company had no debt at April 30, 1997. The Company had unused credit available under its revolving credit facility of $7.7 million at January 31, 1998, as compared to unused credit available under this facility of $8.0 million at April 30, 1997.

The Company's operations provided cash of $440,000 during the nine months ended January 31, 1998, primarily from operating earnings and an increase in accounts payable and other current liabilities, offset by increases in customer receivables and inventories. The Company's operations provided cash of $2.6 million during the nine months ended January 31, 1997, primarily from operating earnings and a decrease in customer receivables, partially offset by an increase in inventories.

An increase in short-term borrowings during the nine months ended January 31, 1998 provided cash of $572,000, while a reduction in these borrowings in the comparable period of the prior year used cash of $1.2 million. Cash dividends in the amount of $309,000 were paid during the nine months ended January 31, 1998, as compared to dividends paid of $95,000 for the comparable period of the prior year.

The Company used cash of $816,000 for capital expenditures during the nine months ended January 31, 1998 and used cash of $1.3 million for such expenditures during the comparable period of the prior year, in both instances primarily for the purchase of production machinery. In addition, the Company entered into operating lease arrangements for production equipment with an aggregate original asset cost of $549,000 and $80,000 during the nine months ended January 31, 1998 and 1997, respectively. These leases provide the Company with certain early cancellation rights, as well as renewal, and purchase options. The Company does not anticipate an abnormal level of cash requirements resulting from capital expenditures for the remainder of the current year.

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

Recent Accounting Standards
---------------------------

In February 1997, the FASB issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("Statement 128"). Statement 128 is effective for financial statements issued for periods ending after December 15, 1997. Statement 128 establishes standards for computing and presenting earnings per share ("EPS"), simplifies the standards previously found in APB No. 15, "Earnings Per Share," and makes them comparable to International EPS Standards. In January 1998, the Company adopted the provisions of Statement 128. Earnings per share for all prior periods included in this report have been restated to reflect the provisions of this Statement.

                       REVIEW BY INDEPENDENT ACCOUNTANTS

A review of the interim financial information included in this Quarterly Report on Form 10-Q for the three months and nine months ended January 31, 1998 has been performed by Price Waterhouse LLP, the Company's independent accountants. Their report on the interim financial information follows. There have been no adjustments or disclosures proposed by Price Waterhouse LLP which have not been reflected in the interim financial information.

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Kewaunee Scientific Corporation
Statesville, North Carolina

We have reviewed the accompanying condensed balance sheet of Kewaunee Scientific Corporation as of January 31, 1998, and the related condensed statements of operations for the three-month and nine-month periods ended January 31, 1998, and the condensed statement of cash flows for the nine-month period ended January 31, 1998. These financial statements are the responsibility of the Company's management.

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

The accompanying condensed statements of operations and cash flows for the three-month and nine-month periods ended January 31, 1997 were reviewed by other independent accountants whose report dated February 13, 1997 stated that, based upon their review, they were not aware of any material modifications that should be made to the financial statements for them to be in conformity with generally accepted accounting principles. The financial statements for the year ended April 30, 1997 were audited by the same independent accountants whose report dated June 4, 1997 expressed an unqualified opinion on those statements.



Price Waterhouse LLP
Charlotte, North Carolina
February 13, 1998

                          PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            Exhibit 27    Financial Data Schedule

        (b) Reports on Form 8-K

            No reports on Form 8-K were filed with the Commission during the three months ended January 31, 1998.

                                   SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        KEWAUNEE SCIENTIFIC CORPORATION
                                        -------------------------------

                                                 (Registrant)



Date: March 11, 1998                    By   /s/ D. Michael Parker
                                        --------------------------------
                                        D. Michael Parker
                                        Vice President of Finance
                                        Chief Financial Officer