Form 10-K
period 1998-04-30
KEWAUNEE SCIENTIFIC CORP /DE/
filed 1998-07-31
CIK 55529

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K



[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

     ACT OF 1934

For the fiscal year ended April 30, 1998 or
                          --------------


[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

     EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission file number 0-5286
                       ------

                        KEWAUNEE SCIENTIFIC CORPORATION
                        -------------------------------
             (Exact name of registrant as specified in its charter)

      Delaware                                38-0715562
-------------------------------          ---------------
(State or other jurisdiction of          (IRS Employer Identification No.)
incorporation or organization)

2700 West Front Street
Statesville, North Carolina                   28677-2927
---------------------------              ---------------
(Address of principal executive offices)      (Zip Code)


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of 1,813,609 shares of voting stock held by non-affiliates of the Registrant was approximately $23,576,917 based on the last reported sale price of the Registrant's Common Stock on July 10, 1998. (Only shares beneficially owned by directors of the Registrant (excluding shares subject to options) were excluded as shares held by affiliates. By including or excluding shares owned by anyone, the Registrant does not admit for any other purpose that any person is or is not an affiliate of the Registrant.)

As of July 10, 1998, the Registrant had outstanding 2,428,671 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: Those portions of Kewaunee Scientific Corporation's annual report to stockholders for the fiscal year ended April 30, 1998, and of the proxy statement for use in connection with Kewaunee Scientific Corporation's annual meeting of stockholders to be held on August 26, 1998, indicated in this report are incorporated by reference into Parts I, II and III hereof.

     Table of Contents                                                Page or Reference
     -----------------                                                -----------------

PART I
     Item 1.   Business                                                       3

     Item 2.   Properties                                                     5

     Item 3.   Legal Proceedings                                              5

     Item 4.   Submission of Matters to a Vote of Security Holders            5

PART II

     Item 5.   Market for Registrant's Common Equity and Related
               Stockholder Matters                                            6

     Item 6.   Selected Financial Data                                        6

     Item 7.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                      6

     Item 8.   Financial Statements and Supplementary Data                    6

     Item 9.   Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure                                       6

PART III

     Item 10.  Directors and Executive Officers of the Registrant             7

     Item 11.  Executive Compensation                                         8

     Item 12.  Security Ownership of Certain Beneficial Owners
               and Management                                                 8

     Item 13.  Certain Relationships and Related Transactions                 8

PART IV

     Item 14.  Exhibits, Financial Statement Schedules, and Reports on
               Form 8-K                                                       9

SIGNATURES                                                                    S-1

                                    PART  I

ITEM 1.   BUSINESS
------------------

GENERAL

          The principal business of the Registrant is the manufacture and sale of scientific laboratory products, including wood and steel furniture, fumehoods, worksurfaces, sinks and other related accessories for use in chemistry, physics, biology and other general science laboratories. The Registrant also manufactures and sells technical products, including workstations, workbenches, steel cabinetry, worksurfaces and related accessories for computers and light electronic assembly, testing and storage. Sales from these products and revenues from related installation services accounted for 100 percent of the Registrant's sales in each of the fiscal years ended April 30, 1998, 1997 and 1996.

          The Registrant's laboratory products are sold principally to industrial and commercial research laboratories, educational institutions, health-care institutions and governmental entities. Technical products are sold principally to manufacturing facilities and users of computer and networking furniture. These products are primarily sold through purchase orders and contracts submitted by customers, through the Registrant's dealers and commissioned agents, a national distributor and through competitive bids submitted by the Registrant. It is common in the scientific laboratory furniture industry for customer orders to require delivery at extended future dates, because the products are frequently to be installed in buildings yet to be constructed. Changes or delays in building construction may cause further delays in delivery of the orders. Since prices are normally quoted on a firm basis in the industry, the Registrant bears the burden of possible increases in labor and material costs between receipt of an order and delivery of the product.

          The need for working capital and the credit practices of the Registrant are comparable to those of other companies selling similar products in similar markets. Payments for products which the Registrant manufactures and installs are received over longer periods of time and require greater working capital than for manufacturers of many products. In addition, payment terms of some building projects allow for a percentage retention amount which extends the collection period of accounts receivable, thus requiring more working capital.

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

          The Registrant's business is not cyclical, although sales are generally lower during the Registrant's third quarter, as construction activity historically slows during the winter months. The Registrant's business is not dependent on any one or a few customers; however, sales to VWR Scientific Products represented 13 percent of the Registrant's total sales in fiscal years 1998 and 14 percent in fiscal years 1997 and 1996.

          The Registrant's sales backlog as of April 30, 1998 was $24.9 million compared to $24.2 million and $23.2 million as of April 30, 1997 and 1996, respectively. All but $1.8 million of the backlog as of the beginning of the current fiscal year is scheduled for shipment during the year; however, it may reasonably be expected that delays in shipments will occur because of customer rescheduling or delay in completion of buildings in which the Registrant's products are to be installed. Based on past experience, the Registrant expects that more than 90 percent of its backlog scheduled for shipment in the current fiscal year will be shipped in the current fiscal year.

COMPETITION

          The Registrant considers the industries in which it competes to be highly competitive and believes that the principal competitive factors are price, product performance, and customer service. A significant portion of the business of the Registrant is based upon competitive public bidding.

RESEARCH AND DEVELOPMENT

          The amount spent during the fiscal year ended April 30, 1998 on company-sponsored research and development activities related to new products or services or improvement of existing products or services was $822,132. The amounts spent for similar purposes in the fiscal years ended April 30, 1997 and 1996 were $663,996 and $591,472, respectively. Seven professional employees were engaged in such research at April 30, 1998.

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

EMPLOYEES

          The number of persons employed by the Registrant at April 30, 1998 was 619.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

          Certain statements included and referenced in this report, including the Letter to Stockholders, narrative text, captions and Management's Discussion and Analysis of Financial Condition and Results of Operations, constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could significantly impact results or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, economic, competitive, governmental, and technological factors affecting the Company's operations, markets, products, services, and prices. The cautionary statements made pursuant to the Reform Act herein and elsewhere by the Company should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the effective date of the Reform Act. The Company cannot always predict what factors would cause actual results to differ materially from those indicated by the forward-looking statements. In addition, readers are urged to consider statements that include the terms "believes", "belief", "expects", "plans", "objectives", "anticipates", "intends" or the like to be uncertain and forward-looking.

ITEM 2.   PROPERTIES
--------------------

          The Registrant owns and operates three plants in Statesville, North Carolina and one in Lockhart, Texas. The plants are involved in the production of the Registrant's products.

          The plants in Statesville, North Carolina are located in three separate adjacent buildings which contain manufacturing facilities. Sales and marketing, administration, engineering and drafting personnel and facilities are also located in two of the three buildings. The Registrant's corporate offices are located in the largest building. The plant buildings together comprise approximately 382,000 square feet and are located on approximately 20 acres of land. In addition, the Registrant leases a warehouse of 22,000 square feet in Statesville, North Carolina.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

          Not Applicable.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
-----------------------------------------------------------
          STOCKHOLDER MATTERS
          -------------------

          Incorporated by reference from the Registrant's annual report to stockholders for the fiscal year ended April 30, 1998, page 19, sections entitled "Range of Market Prices" and "Quarterly Financial Data". As of July 10, 1998, the Registrant estimates there were approximately 1,500 stockholders of Kewaunee common shares, of which 364 were stockholders of record.

ITEM 6.   SELECTED FINANCIAL DATA
---------------------------------

          Incorporated by reference from the Registrant's annual report to stockholders for the fiscal year ended April 30, 1998, page 18, section entitled "Summary of Selected Financial Data".

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-----------------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------

          Incorporated by reference from the Registrant's annual report to stockholders for the fiscal year ended April 30, 1998, pages 6-7, section entitled "Management's Discussion and Analysis".

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------

          Incorporated by reference from the Registrant's annual report to stockholders for the fiscal year ended April 30, 1998, pages 8-17.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
----------------------------------------------------------
          ACCOUNTING AND FINANCIAL DISCLOSURE
          -----------------------------------

          On August 27, 1997, the Company's Board of Directors, at the recommendation of the Audit Committee of the Board of Directors, engaged the firm of Price Waterhouse LLP as its new independent accountants. Previously, Deloitte & Touche LLP served as the independent accountants for the Company. In connection with the audits of the two fiscal years ended April 30, 1996 and 1997 and the subsequent interim period, there were no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or audit scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

          In accordance with Item 304(a)(1)(v) of Regulation S-K, during the two most recent fiscal years and the subsequent interim period, the Company has not been advised by Deloitte & Touche LLP of any of the reportable events listed in
Item 304(a)(1)(v)(A) through (D) and during such period the Company has not consulted with Price Waterhouse LLP regarding any matter referenced under Item 304(a)(2) of Regulation S-K.

          The audit reports of Deloitte & Touche LLP on the consolidated financial statements of the Company of and for the fiscal years ended April 30, 1996 and 1997 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. Deloitte & Touche LLP has furnished the Company with a letter, addressed to the Securities and Exchange Commission (the "Commission"), stating it agrees with the statements made by the Company in the Company's Current Report on Form 8-K dated August 27, 1997.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

          (a) Incorporated by reference from the Registrant's proxy statement for use in connection with its annual meeting of stockholders to be held on August 26, 1998, pages 1-4, section entitled "Election of Directors".

          (b) The names and ages of the Registrant's executive officers and their business experience during the past five years are set forth below:

                     Executive Officers of the Registrant
                     ------------------------------------

Name                                Age             Position
----                                ---             --------

Eli Manchester, Jr.                  67      President and Chief Executive Officer

William A. Shumaker                  50      Vice President and General Manager-Laboratory Products Group

T. Ronald Gewin                      55      Vice President and General Manager
                                             Technical Products Group

D. Michael Parker                    46      Vice President-Finance,
                                             Chief Financial Officer,
                                             Treasurer and Secretary

James J. Rossi                       56      Vice President-Human Resources

Kurt P. Rindoks                      40      Vice President of Engineering and
                                             General Manager of the Resin
                                                 Materials Division -
                                             Laboratory Products Group

          Eli Manchester, Jr. was elected a director of the Registrant in November 1990. He was elected President and Chief Executive Officer of the Registrant on July 11, 1990.

          William A. Shumaker joined the Registrant in December 1993 as Vice President of Sales and Marketing. Mr. Shumaker has served as Vice President and General Manager of the Laboratory Products Group since February 1998. Prior to joining the Registrant, Mr. Shumaker was with the St. Charles Companies of St. Charles, Illinois, where he served as Vice President of Sales and Marketing with their Institutional Division from 1989 to 1993 and held various other sales and customer service positions from 1969 through 1989.

          T. Ronald Gewin joined the Registrant in December 1992 as Vice President of Manufacturing and has served as Vice President and General Manager of the Technical Products Group since January 1996. Prior to joining the Registrant, Mr. Gewin was General Manager of a Division of the Grinnell Corporation from 1990 to 1992.

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

          Kurt P. Rindoks joined the Registrant in July 1985 as an engineer and was promoted to Director of Engineering in July 1989 and to Director of Product Development in May 1992. He served as Vice President of Engineering and New Product Development for the Laboratory Products Group from September 1996 through April 1998 and has served as Vice President of Engineering and General Manager of the Resin Materials Division for the Laboratory Products Group since May 1998.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

          Incorporated by reference from the Registrant's proxy statement for use in connection with its annual meeting of stockholders to be held on August 26, 1998, pages 5-7, section entitled "Executive Compensation," pages 8-9, section entitled "Compensation Committee Report on Executive Compensation," and page 11, section entitled "Agreements with Certain Executives".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
---------------------------------------------------------
          AND MANAGEMENT
          --------------

          Incorporated by reference from the Registrant's proxy statement for use in connection with its annual meeting of stockholders to be held on August 26, 1998, pages 12-13, sections entitled "Security Ownership of Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners".

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

          Incorporated by reference from the Registrant's proxy statement for use in connection with its annual meeting of stockholders to be held on August 26, 1998, pages 1-4, section entitled "Election of Directors" and page 11, section entitled "Agreements with Certain Executives."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
-------------------------------------------------------------
          ON FORM 8-K
          -----------

          The following documents are filed or incorporated by reference as part of this report:

                                                                  Page or
(a)(1)    Financial Statements                                   Reference
          --------------------                                   ---------
          Statements of Operations
            Years ended April 30, 1998, 1997 and 1996               8*

          Statements of Retained Earnings
            Years ended April 30, 1998, 1997 and 1996               8*

          Balance Sheets - April 30, 1998 and 1997                  9*

          Statements of Cash Flows - Years ended
            April 30, 1998, 1997 and 1996                          10*

          Notes to Financial Statements                            11-16*

          Report of Independent Accountants                        17*

(a)(2)    Financial Statement Schedule
          ----------------------------

          Report of Independent Accountants on Financial
            Statement Schedules                                    10

          Schedule II  - Valuation and Qualifying Accounts         11-12

          All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)(3)    Exhibits
          --------

          Exhibits required by Item 601 of Regulation S-K are listed in the
Exhibit Index which is attached hereto at pages S-2 through S-5 and which is incorporated herein by reference.

(b)       Reports on Form 8-K
          -------------------

          The Company filed a Current Report on Form 8-K dated August 27, 1997 to reflect (i) the dismissal of Deloitte & Touche LLP as the Company's independent accountants and (ii) the engagement of Price Waterhouse LLP to serve as the Company's independent accountants, all pursuant to Item 4 of Form 8-K.


____________________

* Matters incorporated by reference from the Registrant's annual report to stockholders for the year ended April 30, 1998.

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES



To The Board of Directors of Kewaunee Scientific Corporation

Our audit of the financial statements referred to in our report dated June 1, 1998 appearing in the 1998 Annual Report to Shareholders of Kewaunee Scientific Corporation (which report and financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of Page 1 of the Financial Statement Schedule listed in item 14(a)(2) and appearing in this Form 10-K. In our opinion, Page 1 of this Financial Statement Schedule related to fiscal year ended April 30, 1998 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. The information on Page 2 of the Financial Statement Schedule, related to fiscal years ended April 30, 1997 and 1996, appearing in this Form 10-K was audited by other independent accountants whose report dated June 4, 1997 expressed an unqualified opinion thereon.


PRICE WATERHOUSE LLP
Charlotte, North Carolina
June 1, 1998

                                                             Schedule II, Page 1


                        Kewaunee Scientific Corporation
                       Valuation and Qualifying Accounts
                                ($ in thousands)


                                      Charged
                                      Balance    (Credited)
                                        at       to Costs                 Balance
                                     Beginning     and                    at End
Description                          of Period   Expenses    Deductions*  of Period
-----------                           ---------  ----------  ------------  ---------
Year ended April 30, 1998
  Allowance for doubtful accounts      $770       $301         $(415)       $656
                                     =========  =========   ===========   =========



* Uncollectible accounts written off, net of recoveries.

                                                             Schedule II, Page 2


                        Kewaunee Scientific Corporation
                       Valuation and Qualifying Accounts
                               ($ in thousands)


                                      Charged
                                      Balance   (Credited)
                                        at       to Costs                 Balance
                                     Beginning     and                    at End
Description                          of Period   Expenses   Deductions*   of Period
-----------                          ---------  ----------  ------------  ---------
Year ended April 30, 1997
  Allowance for doubtful accounts         $561       $298         $( 89)       $770
                                     =========  =========   ===========   =========

Year ended April 30, 1996
  Allowance for doubtful accounts         $624       $186         $(249)       $561
                                     =========  =========   ===========   =========



* Uncollectible accounts written off, net of recoveries.

                                  SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  KEWAUNEE SCIENTIFIC CORPORATION

                                  By: /s/ Eli Manchester, Jr.
                                     ------------------------
                                     Eli Manchester, Jr.
                                     President and Chief Executive Officer


Date:  July 24, 1998

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 (i)      Principal Executive Officer                            )
                                                                 )
           /s/  Eli Manchester, Jr.                              )
          -------------------------------------                  )
          Eli Manchester, Jr.                                    )
          President and Chief Executive Officer                  )
                                                                 )
 (ii)     Principal Financial and Accounting Officer             )
                                                                 )
           /s/ D. Michael Parker                                 )
          -------------------------------------                  )
          D. Michael Parker                                      )
          Vice President-Finance, Chief  Financial Officer       )
          Treasurer and Secretary                                )
                                                                 )
(iii)     A majority of the Board of Directors:                  ) July 24, 1998
                                                                 )
                                                                 )
 /s/ Margaret Barr Bruemmer            /s/ Eli Manchester, Jr.   )
----------------------------           ------------------------- )
Margaret Barr Bruemmer                 Eli Manchester, Jr.       )
                                                                 )
                                                                 )
 /s/ Wiley N. Caldwell                 /s/ James T. Rhind        )
-------------------------              -------------------       )
Wiley N. Caldwell                      James T. Rhind            )
                                                                 )
                                                                 )
 /s/ John C. Campbell, Jr.             /s/ Thomas F. Pyle        )
----------------------------           -------------------       )
John C. Campbell, Jr.                  Thomas F. Pyle            )
                                                                 )
                                                                 )
 /s/ Kingman Douglass                                            )
---------------------                                            )
Kingman Douglass                                                 )

                        KEWAUNEE SCIENTIFIC CORPORATION

                                 Exhibit Index
                                 -------------

                                                             Page Number
                                                            (or Reference)
                                                            --------------
   3    Articles of incorporation and by-laws

        3.1     Restated Certificate of
                incorporation (as amended)                         (3)

        3.2     By-Laws (as amended as of August 28, 1991)         (6)

   10   Material Contracts

        10.9    Kewaunee Scientific Corporation
                Supplemental Retirement Plan                       (4)

        10.13   Kewaunee Scientific Corporation 1985
                Re-Established Retirement Plan for
                Salaried Employees                                 (2)

        10.13A  First Amendment dated June 4, 1996 to the
                Kewaunee Scientific Corporation 1985
                Re-Established Retirement Plan for
                Salaried Employees                                 (14)

        10.13B  Second Amendment dated November 19, 1996 to the
                Kewaunee Scientific Corporation 1985
                Re-Established Retirement Plan for
                Salaried Employees                                 (14)

        10.14   Kewaunee Scientific Corporation 1985
                Re-Established Retirement Plan for
                Hourly Employees                                   (2)

        10.14A  First Amendment dated August 27, 1996 to the
                Kewaunee Scientific Corporation 1985
                Re-Established Retirement Plan for
                Hourly Employees                                   (14)

        10.14B  Second Amendment dated November 19, 1996 to the
                Kewaunee Scientific Corporation 1985
                Re-Established Retirement Plan for
                Hourly Employees                                   (14)

        10.19   Kewaunee Scientific Corporation 1991
                Key Employee Stock Option Plan                     (5)

___________________
All footnotes located on page S-5

                                                                Page Number
                                                              (or Reference)
                                                              --------------
        10.19A  Amendment dated August 28, 1996 to the
                Key Employee Stock Option Plan                        (12)

        10.21   Kewaunee Scientific Corporation
                Executive Deferred Compensation Plan                  (6)

        10.21A  Second Amendment dated June 17, 1997 to the
                Kewaunee Scientific Corporation Executive
                Deferred Compensation Plan                            (1)

        10.21B  Third Amendment dated June 17, 1997 to the
                Kewaunee Scientific Corporation Executive
                Deferred Compensation Plan                            (1)

        10.23   Employment Agreement dated as of December 8, 1992
                between T. Ronald Gewin and the Registrant            (7)

        10.25   Employment Agreement dated as of December 7, 1993
                between William A. Shumaker and the Registrant        (9)

        10.26   Kewaunee Scientific Corporation Stock Option          (8)
                Plan for Directors

        10.27   Agreement dated as of December 14, 1994
                between T. Ronald Gewin and the Registrant            (10)

        10.28   Accounts Receivable Financing Agreement dated
                as of January 6, 1995 between the CIT Group/
                Business Credit, Inc. and the Registrant              (10)

        10.29   Accounts Receivable Financing Agreement
                Supplement Inventory dated as of
                January 6, 1995 between The CIT Group/
                Business Credit, Inc. and the Registrant              (10)

        10.34   401(K) Incentive Savings Plan
                for Salaried and Hourly Employees of
                Kewaunee Scientific Corporation                       (11)

        10.34A  Amendments (2) dated June 17, 1997 to the 401(k)
                Incentive Savings plan for Salaried and Hourly
                Employees of Kewaunee Scientific Corporation          (1)

        10.35   Amendment dated September 26, 1996 to the
                Financing and Security Agreements dated
                January 6, 1995 between the CIT Group/
                Business Credit, Inc. and the Registrant              (13)

___________________
All footnotes located on page S-5

                                                                   Page Number
                                                                 (or Reference)
                                                                 --------------
        10.36    Agreement dated September 17, 1996
                 between D. Michael Parker and the Registrant         (14)

        10.37    Fiscal Year 1999 Incentive Bonus Plan                (1)

   13   Annual Report to Stockholders for the fiscal year
        ended April 30, 1998 (Such Report, except to the
        extent incorporated herein by reference, is being
        furnished for the information of the Securities
        and Exchange Commission only and is not deemed filed
        as a part of this annual report on Form 10-K)                 (1)

   27   Financial Data Schedule                                       (1)


(All other exhibits are either inapplicable or not required.)


________________
All footnotes located on page S-5

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

(11) Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 1996, and incorporated herein by reference.

(12) Filed as an exhibit to the Kewaunee Scientific Corporation Proxy Statement dated July 31, 1996, and incorporated herein by reference.

(13) Filed as an exhibit to the Kewaunee Scientific Corporation Form 10-Q for the quarterly period ended January 31, 1997, and incorporated herein by reference.

(14) Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 1997, and incorporated herein by reference.

___________________
All footnotes located on page S-5