Form 10-Q
period 1998-07-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 1998-09-11
CIK 55529

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

 _____
|  X  |  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
 -----   Exchange Act of 1934

For the quarterly period ended July 31, 1998

 _____
|_____| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to _____________

Commission file number 0-5286


                        KEWAUNEE SCIENTIFIC CORPORATION
                        -------------------------------

             (Exact name of registrant as specified in its charter)

           Delaware                                              38-0715562
--------------------------------------------------------------------------------

(State or other jurisdiction of                                (I.R.S.Employer
 incorporation or organization)                              Identification No.)

2700 West Front Street
Statesville, North Carolina                                         28677
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

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

As of August 28, 1998, the Registrant had outstanding 2,428,796 shares of Common Stock.

Pages: This report, excluding exhibits, contains 14 pages numbered sequentially from this cover page.

                        KEWAUNEE SCIENTIFIC CORPORATION

                               INDEX TO FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1998

                                                                     Page Number
                                                                     -----------

PART I.  FINANCIAL INFORMATION
------------------------------

Item 1. Financial Statements

        Condensed Statements of Operations -
         Three months ended July 31, 1998 and 1997                         3

        Condensed Balance Sheets - July 31, 1998
         and April 30, 1998                                                4

        Condensed Statements of Cash Flows -
          Three months ended July 31, 1998 and 1997                        5

        Notes to Condensed Financial Statements                            6


Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               7

Review by Independent Accountants                                         11

Report by Independent Accountants                                         12


PART II.  OTHER INFORMATION
---------------------------

Item 4. Submission of Matters to a Vote of
           Security Holders                                               13

Item 6. Exhibits and Reports on Form 8-K                                  13


SIGNATURE                                                                 14
---------

                         Part 1. Financial Information

Item 1. Financial Statements


                        Kewaunee Scientific Corporation
                       Condensed Statements of Operations
                                  (Unaudited)
                     (in thousands, except per share data)

                                            Three months ended
                                                 July 31
                                      ------------------------------
                                       1998                   1997
                                      -------                -------
Net sales                             $19,624                $17,662

Costs of products sold                 15,202                 13,524
                                      -------                -------

Gross profit                            4,422                  4,138

Operating expenses                      3,123                  3,166
                                      -------                -------

Operating earnings                      1,299                    972

Interest expense                          (12)                   (52)

Other income (expense), net               (10)                    11
                                      -------                -------

Earnings before income taxes            1,277                    931

Income tax expense                        511                    372
                                      -------                -------

Net earnings                             $766                   $559
                                      =======                =======

Net earnings per share
      Basic                             $0.32                  $0.24
      Diluted                           $0.31                  $0.23

Average number of common shares
outstanding (in thousands)
      Basic                             2,423                  2,366
      Diluted                           2,458                  2,406

           See accompanying notes to condensed financial statements.

                        Kewaunee Scientific Corporation
                            Condensed Balance Sheets
                                ($ in thousands)

                                                     July 31          April 30
                                                      1998              1998
                                                     -------          --------
Assets                                             (Unaudited)
------
Current assets:
  Cash and cash equivalents                             $471           $1,809
  Receivables                                         14,480           13,819
  Inventories                                          3,160            3,710
  Deferred income taxes                                1,240            1,240
  Prepaid expenses and other current assets              559              275
                                                     -------          -------
Total current assets                                  19,910           20,853
                                                     -------          -------
Property, plant and equipment, at cost                28,168           27,063
Accumulated depreciation                             (17,471)         (17,029)
                                                     -------          -------
Net property, plant and equipment                     10,697           10,034
                                                     -------          -------
Other assets                                           1,054              979
                                                     -------          -------
Total Assets                                         $31,661          $31,866
                                                     =======          =======

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
  Accounts payable                                     6,715            6,209
  Employee compensation and amounts withheld           1,398            2,439
  Other current liabilities                            2,280            2,639
                                                     -------          -------
Total current liabilities                             10,393           11,287
                                                     -------          -------

Deferred income taxes                                    809              809
Accrued employee benefit plan costs                      733              731
                                                     -------          -------
Total Liabilities                                     11,935           12,827
                                                     -------          -------

Stockholders' equity:
  Common stock                                         6,550            6,550
  Additional paid-in-capital                             104              144
  Retained earnings                                   14,213           13,568
  Common stock in treasury, at cost                   (1,141)          (1,223)
                                                     -------          -------
Total stockholders' equity                            19,726           19,039
                                                     -------          -------
Total Liabilities and Stockholders' Equity           $31,661          $31,866
                                                     =======          =======

           See accompanying notes to condensed financial statements.

                        Kewaunee Scientific Corporation
                       Condensed Statements of Cash Flows
                                  (Unaudited)
                                ($ in thousands)

                                                           Three months ended
                                                                July 31
                                                          ---------------------
                                                           1998           1997
                                                          ------         ------
Cash flows from operating activities:
Net earnings                                                $766           $559
Adjustments to reconcile net earnings to net cash
used in operating activities:
  Depreciation and amortization                              456            394
  Provision for bad debts                                     49             40
  Increase in receivables                                   (710)        (1,693)
  (Increase) decrease in inventories                         550         (1,042)
Increase (decrease) in accounts payable and
    other current liabilities                               (894)           908
  Other, net                                                (358)          (182)
                                                          ------         ------
Net cash used in operating activities                       (141)        (1,016)
                                                          ------         ------

Cash flows from investing activities:
  Capital expenditures                                    (1,118)           (42)
                                                          ------         ------
Net cash used in investing activities                     (1,118)           (45)
                                                          ------         ------

Cash flows from financing activities:
  Net increase in short-term borrowings                       --          1,180
  Dividends paid                                            (121)           (95)
  Proceeds from exercise of stock options                     42             --
                                                          ------         ------
Net cash (used in) provided by financing activities          (79)         1,085
                                                          ------         ------

Increase (decrease) in cash and cash equivalents          (1,338)            24

Cash and cash equivalents, beginning of period             1,809              6
                                                          ------         ------

Cash and cash equivalents, end of period                    $471            $30
                                                          ======         ======
Supplemental disclosure:
  Interest paid                                              $10            $34
  Income taxes paid                                         $840           $466

           See accompanying notes to condensed financial statements.

                        Kewaunee Scientific Corporation
                    Notes to Condensed Financial Statements
                                  (unaudited)

A.  Financial Information
-------------------------

The unaudited interim condensed financial statements of Kewaunee Scientific Corporation (the "Company" or "Kewaunee") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim condensed financial statements should be read in conjunction with the financial statements and notes included in the Company's 1998 Annual Report to Stockholders.

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


B.  Inventories
---------------

Inventories consisted of the following (in thousands):

                          July 31, 1998    April 30,1998
                          ------------------------------
Finished products             $  522          $1,020
Work in process                1,120           1,106
Raw materials                  1,518           1,674
                              ------          ------
                              $3,160          $3,710
                              ======          ======

C.  Balance Sheet
-----------------

The Company's April 30, 1998 condensed balance sheet as presented herein is derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

                 Item 2.  Management's Discussion and Analysis
                of Financial Condition and Results of Operations


The Company's 1998 Annual Report to Stockholders contains management's discussion and analysis of financial condition and results of operations at and for the year ended April 30, 1998. The following discussion and analysis describes material changes in the Company's financial condition since April 30, 1998. The analysis of results of operations compares the three months ended July 31, 1998 with the comparable period of the prior fiscal year.


Results of Operations
---------------------

The Company recorded sales of $19.6 million for the three months ended July 31, 1998, up 11.1% from sales of $17.7 million for the comparable period of the prior year. The sales increase for the current quarter resulted primarily from increased unit sales of steel and wood laboratory furniture, partially offset by lower sales of technical products.

The Company's gross profit margin for the three months ended July 31, 1998 was 22.5%, compared to 23.4% for the comparable period of the prior fiscal year. The decrease in the gross profit margin for the quarter resulted primarily from differences in the product sales mix for the two periods.

Operating expenses for the three months ended July 31, 1998 were $3.1 million, down from operating expenses of $3.2 million for the comparable period of the prior fiscal year. As a percent of sales, operating expenses for the three months ended July 31, 1998 were 15.9% of sales as compared to 17.9% of sales for the comparable period of the prior fiscal year. The decrease in operating expenses as a percent of sales for the quarter was primarily attributable to significantly lower sales commissions paid. The lower commissions resulted from differences in the product sales mix for the two periods and an increase during the current quarter of sales made directly to the Company's dealers for resale.

Operating earnings of $1.3 million were recorded for the three months ended July 31, 1998, as compared to $972,000 recorded in the comparable period of the prior fiscal year.

Interest expense was $12,000 for the three months ended July 31, 1998, compared to $52,000 for the comparable period of the prior fiscal year. The decrease in interest expense for the current quarter resulted primarily from lower levels of debt under the Company's revolving credit facility.

Other expenses were $10,000 for the three months ended July 31, 1998, compared to other income of $11,000 for the comparable period of the prior fiscal year.

Income tax expense of $511,000 was recorded for the three months ended July 31, 1998, as compared to an income tax expense of $372,000 recorded for the comparable period of the prior fiscal year. The effective tax rate was approximately 40% for each of the periods.

Net earnings of $766,000, or $.31 per diluted share, was recorded for the three months ended July 31, 1998, compared to net earnings of $559,000, or $.23 per diluted share, for the comparable period of the prior fiscal year, as a result of the factors discussed above.


Liquidity and Capital Resources
-------------------------------

Historically, the Company's principal sources of liquidity have been funds generated from operations, supplemented as needed by short-term borrowings. The Company believes that these sources will be sufficient to support ongoing business levels, including capital expenditures through the current fiscal year.

The Company had working capital of $9.5 million at July 31, 1998, as compared to $9.6 million at April 30, 1998. The ratio of current assets to current liabilities was 1.9-to-1 at July 31, 1998, as compared to 1.8-to-1 at April 30, 1998. The Company had no outstanding borrowings under its revolving credit facility at July 31, 1998 and at April 30, 1998.

The Company's operations used cash of $141,000 during the three months ended July 31, 1998. This usage was primarily attributable to an increase in customer receivables and a decrease in accounts payable, offset by operating earnings and a decrease in inventory. The Company's operations used cash of $1.0 million during the three months ended July 31, 1997, primarily for an increase in customer receivables and inventories.

During the three months ended July 31, 1998, the Company used cash of $1.1 million for the purchase of production equipment, compared to the use of $45,000 for such purchases in the comparable period of the prior fiscal year. In the three months ended July 31, 1997, the Company entered into operating lease arrangements for production equipment with an aggregate original asset cost of $422,000. The Company does not anticipate an abnormal level of capital expenditures for the remainder of the current fiscal year.


Year 2000
---------

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. In the event that the Company's internal systems or one or more significant suppliers or customers fail to achieve Year 2000 compliance, the Company's business and profitability could be adversely affected.

The Company has completed an inventory and preliminary assessment of its computer systems and application software and has determined that its main business applications are Year 2000 compliant. Teams have been established to implement plans to address Year 2000 issues for all other aspects of the Company's business, including upgrading or replacing non-compliant software and investigating the Year 2000 capabilities of suppliers, customers and other external entities. The Company does not yet have a formal contingency plan with respect to suppliers, customers and other external entities, but will develop a plan if determined necessary. A target date of April 30, 1999 has been set for establishing compliance and developing any necessary contingency plans. At this time, the Company can not estimate a worst case Year 2000 scenario, but is continuing to analyze the issue.

The Company has not incurred, nor does it expect to incur, significant costs in addressing Year 2000 issues, as the Company's main business applications are Year 2000 compliant. Any such costs, including internal staff costs and costs to write-off unamortized hardware and software that may need to be replaced, will generally be expensed as incurred. The Company does not expect Year 2000 costs to materially affect its profitability or financial position.


Recent Accounting Standards
---------------------------

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement will be adopted as required during the Company's 1999 fiscal year. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company has not completed its evaluation of the effects that SFAS No. 131 will have on its financial reporting and disclosures.


Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------

Certain statements in this report constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could significantly impact results or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, economic, competitive, governmental, and technological factors affecting the Company's operations, markets, products, services, and prices. The cautionary statements made pursuant to the Reform Act herein and elsewhere by the Company should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the effective date of the Reform Act. The Company cannot always predict what factors would cause actual results to differ materially from those indicated by the forward-looking statements. In addition, readers are urged to consider statements that include the terms "believes", "belief", "expects", "plans", "objectives", "anticipates", "intends" or the like to be uncertain and forward-looking.

                       REVIEW BY INDEPENDENT ACCOUNTANTS


A review of the interim financial information included in this Quarterly Report on Form 10-Q for the three months ended July 31, 1998 has been performed by PricewaterhouseCoopers LLP, the Company's independent accountants. Their report on the interim financial information follows. There have been no adjustments or disclosures proposed by PricewaterhouseCoopers LLP which have not been reflected in the interim financial information.

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Kewaunee Scientific Corporation
Statesville, North Carolina

We have reviewed the accompanying condensed balance sheet of Kewaunee Scientific Corporation as of July 31, 1998, and the related condensed statements of operations and of cash flows for the three-month period then ended. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial information for it to be in conformity with generally accepted accounting principles.

We previously audited in accordance with generally accepted auditing standards, the balance sheet as of April 30, 1998 and the related statements of income, of retained earnings, and of cash flows for the year then ended (not presented herein), and in our report dated June 1, 1998 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of April 30, 1998, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



PricewaterhouseCoopers LLP
Charlotte, North Carolina

August 14, 1998

                          PART II.  OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders


        The Company's Annual Meeting of Stockholders was held on August 26, 1998. Each of the nominees for Class III directors was re-elected. The votes cast for and withheld from each such director were as follows:

            Director                        For     Withheld
            --------                     ---------  --------
            Kingman Douglass             2,094,611    3,918
            Eli Manchester, Jr.          2,094,811    3,718

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            Exhibit 27    Financial Data Schedule

        (b) Reports on Form 8-K

            No reports on Form 8-K were filed with the Commission during the three months ended July 31, 1998.

                                   SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    KEWAUNEE SCIENTIFIC CORPORATION
                                    -------------------------------

                                              (Registrant)



Date:  September 9, 1998            By   /s/ D. Michael Parker
                                       ---------------------------
                                        D. Michael Parker
                                        Vice President of Finance
                                        Chief Financial Officer