Form 10-Q
period 1998-10-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 1998-12-14
CIK 55529

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 1998

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                   to
                               -----------------    -----------------

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

As of December 04, 1998, the Registrant had outstanding 2,436,296 shares of Common Stock.

Pages: This report, including exhibits, contains 14 pages numbered sequentially from this cover page.

                        KEWAUNEE SCIENTIFIC CORPORATION

                              INDEX TO FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED October 31, 1998

                                                                           Page
                                                                          Number
                                                                          ------
PART I.  FINANCIAL INFORMATION
------------------------------

Item 1. Financial Statements

        Condensed Statements of Operations -
         Three and six months ended October 31, 1998 and 1997                  3

        Condensed Balance Sheets - October 31, 1998
         and April 30, 1998                                                    4

        Condensed Statements of Cash Flows -
         Six months ended October 31, 1998 and 1997                            5

        Notes to Condensed Financial Statements                                6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                    7

Review by Independent Accountants                                             11

Independent Accountants' Report                                               12

PART II. OTHER INFORMATION
--------------------------

Item 4. Submission of Matters to a Vote of Security Holders                   13

Item 6. Exhibits and Reports on Form 8-K                                      13

SIGNATURE                                                                     14
---------

                         Part 1. Financial Information

Item 1. Financial Statements

                        Kewaunee Scientific Corporation
                      Condensed Statements of Operations
                                  (Unaudited)

                                       Three months ended     Six months ended
                                           October 31            October 31
                                           ----------            ----------
                                        1998        1997       1998      1997
                                        ----        ----       ----      ----
                                       ($ in thousands; except per share data)

Net sales                              $19,253     $18,442    $38,877   $36,104

Cost of products sold                   15,229      14,489     30,431    28,013
                                       -------     -------    -------   -------

Gross profit                             4,024       3,953      8,446     8,091

Operating expenses                       2,985       3,014      6,108     6,180
                                       -------     -------    -------   -------

Operating earnings                       1,039         939      2,338     1,911

Interest expense                           (14)        (47)       (26)      (99)

Other income (expense), net                (18)         11        (28)       22
                                       -------     -------    -------   -------

Earnings before income taxes             1,007         903      2,284     1,834

Income tax expense (benefit)               402         362        913       734
                                       -------     -------    -------   -------

Net earnings                           $   605     $   541    $ 1,371   $ 1,100
                                       =======     =======    =======   =======

Net earnings per share-
    Basic                                $0.25       $0.23      $0.56     $0.46
    Diluted                              $0.25       $0.22      $0.56     $0.45

Average number of common
shares outstanding (in thousands)-
    Basic                                2,434       2,376      2,429     2,371
    Diluted                              2,466       2,436      2,462     2,421

           See accompanying notes to condensed financial statements.

                        Kewaunee Scientific Corporation
                           Condensed Balance Sheets
                               ($ in thousands)

                                                    October 31         April 30
                                                       1998              1998
                                                       ----              ----
                                                    (Unaudited)
Assets
------
Currents assets:
  Cash and cash equivalents                           $    120         $  1,809
  Receivables                                           15,395           13,819
  Inventories                                            3,584            3,710
  Deferred income taxes                                  1,240            1,240
  Prepaid expenses and other current assets                470              275
                                                      --------         --------
Total current assets                                    20,809           20,853
                                                      --------         --------

Property, plant and equipment, at cost                  28,992           27,063
Accumulated depreciation                               (17,944)         (17,029)
                                                      --------         --------
Net property, plant and equipment                       11,048           10,034
                                                      --------         --------
Other assets                                             1,067              979
                                                      --------         --------

Total Assets                                          $ 32,924         $ 31,866
                                                      ========         ========

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
  Accounts payable                                       7,201            6,209
  Employee compensation and amounts withheld             1,469            2,439
  Other current liabilities                              2,472            2,639
                                                      --------         --------
Total current liabilities                               11,142           11,287
                                                      --------         --------

Deferred income taxes                                      809              809
Accured employee benefit plan costs                        736              731
                                                      --------         --------
Total Liabilities                                       12,687           12,827
                                                      --------         --------

Stockholders' equity:
  Common stock                                           6,550            6,550
  Additional paid-in-capital                                86              144
  Retained earnings                                     14,696           13,568
  Common stock in treasury, at cost                     (1,095)          (1,223)
                                                      --------         --------
Total stockholders' equity                              20,237           19,039
                                                      --------         --------

Total Liabilities and Stockholders' Equity            $ 32,924         $ 31,866
                                                      ========         ========

           See accompanying notes to condensed financial statements.

                        Kewaunee Scientific Corporation
                      Condensed Statements of Cash Flows
                                  (Unaudited)
                               ($ in thousands)

                                                           Six months ended
                                                              October 31
                                                              ----------
                                                          1998            1997
                                                          ----            ----
Cash flows from operating activities:
Net earnings                                            $ 1,371         $ 1,100
Adjustments to reconcile net earnings to net
cash provided by (used in) operating activities:
  Depreciation and amortization                             926             779
  Provision for bad debts                                    96              41
  Increase in receivables                                (1,672)         (3,887)
  (Increase) decrease in inventories                        126          (1,354)
  Increase (decrease) in accounts payable
    and other current liabilities                          (145)          2,157
  Other, net                                               (280)             67
                                                        -------         -------
Net cash provided by (used in) operating activities         422          (1,097)
                                                        -------         -------

Cash flows from investing activities:
  Capital expenditures                                   (1,938)           (429)
                                                        -------         -------
Net cash used in investing activities                    (1,938)           (429)
                                                        -------         -------

Cash flows from financing activities:
  Net increase in short-term borrowings                      --           1,663
  Dividends paid                                           (243)           (190)
  Proceeds from exercise of stock options                   (70)             55
                                                        -------         -------
Net cash (used in) provided by financing activities        (173)          1,528
                                                        -------         -------

Increase (decrease) in cash and cash equivalents         (1,689)              2
                                                        -------         -------

Cash and cash equivalents, beginning of period            1,809               6
                                                        -------         -------

Cash and cash equivalents, end of period                $   120         $     8
                                                        =======         =======

Supplemental disclosure:
  Interest paid                                         $    25         $    88
  Income taxes paid                                     $ 1,356         $   833

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

B.  Inventories
---------------

Inventories consisted of the following (in thousands):

                           October 31, 1998             April 30, 1998
                           ----------------             --------------
Finished products               $  598                      $1,020
Work-in-process                  1,035                       1,016
Raw materials                    1,951                       1,674
                                ------                      ------

                                $3,584                      $3,710
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

          Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


The Company's 1998 Annual Report to Stockholders contains management's discussion and analysis of financial condition and results of operations at and for the year ended April 30, 1998. The following discussion and analysis describes material changes in the Company's financial condition since April 30, 1998. The analysis of results of operations compares the three months and six months ended October 31, 1998 with the comparable periods of the prior fiscal year.

Results of Operations
---------------------

The Company recorded sales of $19.3 million for the three months ended October 31, 1998, up 4.4% from sales of $18.4 million for the comparable period of the prior year. Sales for the six months ended October 31, 1998 were $38.9 million, up 7.7% from sales of $36.1 million in the comparable period of the prior year.

The increases in sales for the quarter and six months ended October 31, 1998 resulted primarily from increased unit sales of steel and wood laboratory furniture, partially offset by lower sales of technical products.

The gross profit margin for the quarter ended October 31, 1998 was 20.9% of sales, as compared to 21.4% of sales in the comparable quarter of the prior year. The gross profit margin for the six months ended October 31, 1998 was 21.7% as compared to 22.4% in the comparable period of the prior year. The decreases in the gross profit margins in the current year resulted primarily from start-up and other costs associated with the Company's new product lines.

Operating expenses for the quarter ended October 31, 1998 were $3.0 million, or 15.5% of sales, as compared to $3.0 million, or 16.3% of sales, in the comparable quarter of the prior year. Operating expenses for the six months ended October 31, 1998 were $6.1 million, or 15.7% of sales, as compared to $6.2 million, or 17.1% of sales, in the comparable period of the prior year. The decreases in operating expenses as a percent of sales in the current year were primarily attributable to a lower mix of commissionable sales, and to a lesser extent, relatively flat levels of general and administrative expenses.

Operating earnings of $1.0 million and $2.3 million were recorded for the three months and six months ended October 31, 1998, respectively. This compares to operating earnings of $939,000 and $1.9 million for the comparable periods of the prior year.

Interest expense was $14,000 and $26,000 for the three months and six months ended October 31, 1998, respectively, compared to $47,000 and $99,000 for the comparable periods of the prior year. The decreases in interest expense in the current year resulted primarily from lower levels of debt under the Company's revolving credit facility.

Other expenses were $18,000 and $28,000 for the three months and six months ended October 31, 1998, respectively, compared to other income of $11,000 and $22,000 for the comparable periods of the prior year.

Income tax expense of $402,000 and $913,000 was recorded for the three months and six months ended October 31, 1998, respectively, as compared to income tax expense of $362,000 and $734,000 recorded for the comparable periods of the prior year. The effective tax rate was approximately 40% for each of the periods in the current year and the prior year.

Net earnings of $605,000 and $1.4 million, or $.25 per diluted share and $.56 per diluted share, were recorded for the three months and six months ended October 31, 1998, respectively. This compares to net earnings of $541,000 and $1.1 million, or $.22 per diluted share and $.45 per diluted share, respectively, for the comparable periods of the prior year.

Liquidity and Capital Resources
-------------------------------

Historically, the Company's principal sources of liquidity have been funds generated from operations, supplemented as needed by short-term borrowings. The Company believes that these sources will be sufficient to support ongoing business levels, including capital expenditures.

The Company had working capital of $9.7 million at October 31, 1998, as compared to $9.6 million at April 30, 1998. The ratio of current assets to current liabilities was 1.9-to-1 at October 31, 1998 as compared to 1.8-to-1 at April 30, 1998. Although the Company has borrowings outstanding from time-to-time based on its working capital needs, the Company did not have any outstanding borrowings under its revolving credit facility at October 31, 1998 or at April 30, 1998.

The Company's operations provided cash of $422,000 during the six months ended October 31, 1998, primarily from operating earnings, partially offset by an increase in customer receivables. The Company's operations used cash of $1.1 million during the six months ended October 31, 1997, primarily to support increases in customer receivables and inventory, partially offset by cash provided by operating earnings and a net increase in accounts payable and other current liabilities.

The Company used cash of $1.9 million for capital expenditures during the six months ended October 31, 1998 and used cash of $429,000 for such expenditures during the comparable period of the prior year, in both instances primarily for the purchase of production machinery. The Company entered into operating lease arrangements for production equipment with an aggregate original asset cost of $549,000 during the six months ended October 31, 1997. These leases provide the Company with certain early cancellation rights, as well as renewal, and purchase options.

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

The Company has completed an inventory and preliminary assessment of its computer systems and application software and has determined that its main business applications are Year 2000 compliant. Teams have been established to implement plans to address Year 2000 issues for all other aspects of the Company's business, including upgrading or replacing non-compliant software and investigating the Year 2000 compliance of suppliers, customers and other external entities. The Company does not yet have a formal contingency plan with respect to suppliers, customers and other external entities, but will develop a plan if determined necessary. A target date of April 30, 1999 has been set for establishing compliance and developing any necessary contingency plans. Accordingly, the Company has not yet determined the extent of the consequences, if any, to the Company should a major supplier or customer fail to become Year 2000 compliant and if contingency procedures should need to be employed.

The Company has not incurred, nor does it expect to incur, significant costs in addressing Year 2000 issues, as the Company's main business applications are Year 2000 compliant. Any such costs, including internal staff costs and costs to write-off unamortized hardware and software that may need to be replaced, will generally be expensed as incurred. Although the Company is presently not aware of any material exposures or contingencies related to the Year 2000 compliance efforts of its significant vendors and business partners, if a significant vendor or business partner should be non-compliant there can be no assurance such an event will not have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows.

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

REVIEW BY INDEPENDENT ACCOUNTANTS

A review of the interim financial information included in this Quarterly Report on Form 10-Q for the three months and six months ended October 31, 1998 has been performed by PricewaterhouseCoopers LLP, the Company's independent accountants. Their report on the interim financial information follows. There have been no adjustments or disclosures proposed by PricewaterhouseCoopers LLP which have not been reflected in the interim financial information.

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Kewaunee Scientific Corporation
Statesville, North Carolina

We have reviewed the accompanying condensed balance sheet of Kewaunee Scientific Corporation as of October 31, 1998, and the related condensed statements of operations for the three month and six month periods ended October 31, 1998, and the condensed statement of cash flows for the six-month period ended October 31, 1998. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with generally accepted auditing standards, the balance sheets as of April 30, 1998 and the related statements of income, of retained earnings, and of cash flows for the year then ended (not presented herein), and in our report dated June 1, 1998 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of April 30, 1998, is fairly stated in all material respects in relation to the balance sheet from which it was derived.


PricewaterhouseCoopers LLP
Charlotte, North Carolina
November 12, 1998

                          PART II. OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of Stockholders was held on August 26, 1998. Information regarding the results of this meeting are incorporated by reference from the Company's Report on Form 10-Q for the three months ended July 31, 1998.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit 27  Financial Data Schedule

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed with the Commission during the three months ended October 31, 1998.

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


                                                 KEWAUNEE SCIENTIFIC CORPORATION
                                                 -------------------------------

                                                          (Registrant)


Date: December 11, 1998                          By /s/ D. Michael Parker
                                                    -------------------------
                                                    D. Michael Parker
                                                    Vice President of Finance
                                                    Chief Financial Officer