Form 10-Q
period 1999-01-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 1999-03-17
CIK 55529

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 1999


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

As of February 26, 1999, the Registrant had outstanding 2,436,296 shares of Common Stock.

Pages: This report, including exhibits, contains 16 pages numbered sequentially from this cover page.

                        KEWAUNEE SCIENTIFIC CORPORATION

                               INDEX TO FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED January 31, 1999

                                                                        Page
                                                                       Number
                                                                       ------

PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

              Condensed Statements of Operations -
               Three and nine months ended January 31, 1999 and 1998      3

              Condensed Balance Sheets - January 31, 1999
               and April 30, 1998                                         4

              Condensed Statements of Cash Flows -
                Nine months ended January 31, 1999 and 1998               5

              Notes to Condensed Financial Statements                     6


Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             8

Review of Independent Accountants                                        13

Report of Independent Accountants                                        14

PART II.  OTHER INFORMATION
---------------------------

Item 6. Exhibits and Reports on Form 8-K                                 15


SIGNATURE                                                                16
---------

         Part 1.  Financial Information

Item 1.  Financial Statements

                         Kewaunee Scientific Corporation
                         Condensed Statements of Operations
                                 (Unaudited)

                                                         Three months ended         Nine Months Ended
                                                             January 31                January 31
                                                        ----------------------    --------------------
                                                            1999        1998        1999         1998
                                                        ----------    --------    --------    --------
                                                           ($ in thousands, except per share data)
         Net sales                                        $ 18,404    $ 17,333    $ 57,281    $ 53,437
         Cost of products sold                              14,302      12,990      44,733      41,003
                                                        ----------    --------    --------    --------
         Gross profit                                        4,102       4,343      12,548      12,434
         Operating expenses                                  3,000       3,345       9,108       9,525
                                                        ----------    --------    --------    --------
         Operating earnings                                  1,102         998       3,440       2,909
         Interest expense                                      (37)        (37)        (63)       (136)
         Other income (expense), net                            (5)         10         (33)         32
                                                        ----------    --------    --------    --------
         Earnings before income taxes                        1,060         971       3,344       2,805
         Income tax expense                                    425         388       1,338       1,122
                                                        ----------    --------    --------    --------
         Net earnings                                     $    635    $    583    $  2,006    $  1,683
                                                        ==========    ========    ========    ========
         Net earnings per share-
            Basic                                            $0.26       $0.24       $0.83    $   0.71
            Diluted                                          $0.26       $0.23       $0.81    $   0.68

           Average number of common shares
            outstanding (in thousands)-
            Basic                                            2,436       2,395       2,431       2,378
            Diluted                                          2,467       2,483       2,464       2,457


         See accompanying notes to condensed financial statements.

                        Kewaunee Scientific Corporation
                           Condensed Balance Sheets
                               ($ in thousands)

                                                   January 31   April 30
                                                      1999        1998
                                                   -----------  ---------
Assets                                             (Unaudited)
------
Current assets:
  Cash and cash equivalents                        $      500   $   1,809
  Receivables                                          16,456      13,819
  Inventories                                           3,580       3,710
  Deferred income taxes                                 1,240       1,240
  Prepaid expenses and other current assets               466         275
                                                   ----------   ---------
Total current assets                                   22,242      20,853
                                                   ----------   ---------

Property, plant and equipment, at cost                 29,988      27,063
Accumulated depreciation                              (18,245)    (17,029)
                                                   ----------   ---------
Net property, plant and equipment                      11,743      10,034
                                                   ----------   ---------
Other assets                                            1,041         979
                                                   ----------   ---------

Total Assets                                       $   35,026   $  31,866
                                                   ==========   =========

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
  Short-term borrowings                                 2,422           0
  Accounts payable                                      5,850       6,209
  Employee compensation and amounts withheld            1,733       2,439
  Other current liabilities                             2,745       2,639
                                                   ----------   ---------
Total current liabilities                              12,750      11,287
                                                   ----------   ---------

Deferred income taxes                                     809         809
Accrued employee benefit plan costs                       741         731
                                                   ----------   ---------
Total Liabilities                                      14,300      12,827
                                                   ----------   ---------


Stockholders' equity:
  Common stock                                          6,550       6,550
  Additional paid-in-capital                               86         144
  Retained earnings                                    15,185      13,568
  Common stock in treasury, at cost                    (1,095)     (1,223)
                                                   ----------   ---------
Total stockholders' equity                             20,726      19,039
                                                   ----------   ---------

Total Liabilities and Stockholders' Equity         $   35,026   $  31,866
                                                   ==========   =========

See accompanying notes to condensed financial statements.

                        Kewaunee Scientific Corporation
                      Condensed Statements of Cash Flows
                                  (Unaudited)
                               ($ in thousands)



                                                           Nine months ended
                                                              January 31
                                                           -----------------
                                                            1999      1998
                                                           -------   -------
Cash flows from operating activities:
Net earnings                                               $ 2,006   $ 1,683
Adjustments to reconcile net earnings to net cash
provided by (used in) operating activities:
  Depreciation and amortization                              1,262     1,115
  Provision for bad debts                                      107        81
  Increase in receivables                                  (2,744)   (2,344)
  (Increase) decrease in inventories                           130   (2,337)
  Increase (decrease) in accounts payable and
    other current liabilities                                (959)     2,009
  Other, net                                                 (245)       233
                                                           --------   --------
Net cash provided by (used in) operating activities          (443)       440
                                                           --------   --------

Cash flows from investing activities:
  Capital expenditures                                     (2,969)     (816)
                                                           --------   --------
Net cash used in investing activities                      (2,969)     (816)
                                                           --------   --------
Cash flows from financing activities:
  Net increase in short-term borrowings                      2,422       572
  Dividends paid                                             (389)     (309)
  Proceeds from exercise of stock options                       70       114
                                                           --------   --------
Net cash provided by financing activities                    2,103       377
                                                            -------   --------

Increase (decrease) in cash and cash equivalents           (1,309)         1

Cash and cash equivalents, beginning of period               1,809         6
                                                           --------   --------
Cash and cash equivalents, end of period                   $   500   $     7
                                                           ========   ========
Supplemental disclosure:
  Interest paid                                                $49      $128
  Income taxes paid                                         $1,732    $1,145

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

B.  Inventories
---------------

Inventories consisted of the following (in thousands):

                          January 31, 1999  April 30, 1998
                          ----------------  --------------
Finished products              $  629          $1,020
Work-in-process                 1,145           1,016
Raw materials                   1,806           1,674
                               ------          ------

                               $3,580          $3,710
                               ======          ======

C.  Financing Arrangements
--------------------------

On January 6, 1999, the Company entered into a new credit facility, replacing the Company's previous $8.5 million two-year secured revolving credit facility with another lender which expired on that date. The new facility allows the Company to borrow up to $3 million under a two-year unsecured revolving credit component and up to $5 million under a seven-year equipment loan component. All advances under the equipment loan component must be made during the first two years of the agreement and must be secured by qualifying machinery and equipment.

The Company provides monthly interest payments under both components of the facility calculated at the lower of (1) the LIBOR Market Index Rate plus 1.75%, or (2) the lender's Prime Rate minus .75%. Beginning in the third year of the equipment loan, monthly principal payments will be required in sixty equal installments. The equipment loan includes financial covenants with respect to the Company's tangible net worth, funds flow coverage, current ratio, and ratio of liabilities to tangible net worth.

At January 31, 1999, advances of $2.4 million were outstanding under the revolving credit loan. No advances were outstanding under the equipment loan.

          Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


The Company's 1998 Annual Report to Stockholders contains management's discussion and analysis of financial condition and results of operations at and for the year ended April 30, 1998. The following discussion and analysis describes material changes in the Company's financial condition since April 30, 1998. The analysis of results of operations compares the three months and nine months ended January 31, 1999 with the comparable periods of the prior fiscal year.

Results of Operations
---------------------

The Company recorded sales of $18.4 million for the three months ended January 31, 1999, up 6.2% from sales of $17.3 million for the comparable period of the prior year. Sales for the nine months ended January 31, 1999 were $57.3 million, up 7.2% from sales of $53.4 million in the comparable period of the prior year.

The sales improvements over the prior year periods resulted primarily from increased unit sales of laboratory furniture, as continued strong demand for these products more than offset the impact of a weaker technical furniture marketplace during the current year periods.

The gross profit margin for the quarter ended January 31, 1999 was 22.3% of sales, as compared to 25.1% of sales in the comparable quarter of the prior year. The gross profit margin for the nine months ended January 31, 1999 was 21.9%, as compared to 23.3% in the comparable period of the prior year. The decreases in the gross profit margins in the current year resulted primarily from continuing start-up and other costs associated with the Company's new product lines, particularly in the second quarter of the current year, and to a lesser extent, in the third quarter of the current year.

Operating expenses for the quarter ended January 31, 1999 were $3.0 million, or 16.3% of sales, as compared to $3.3 million, or 19.3% of sales, in the comparable quarter of the prior year. Operating expenses for the nine months ended January 31, 1999 were $9.1 million, or 15.9% of sales, as compared to $9.5 million, or 17.8% of sales, in the comparable period of the prior year. The decreases in operating expenses in the current year were primarily attributable to reduced sales commissions, resulting from lower commissionable sales, and lower administrative expenses.

Operating earnings of $1.1 million and $3.4 million were recorded for the three months and nine months ended January 31, 1999, respectively. This compares to operating earnings of $1.0 million and $2.9 million for the comparable periods of the prior year.

Interest expense was $37,000 and $63,000 for the three months and nine months ended January 31, 1999, respectively, compared to $37,000 and $136,000 for the comparable periods of the prior year. The decreases in interest expense for the current year resulted primarily from lower levels of borrowings under the Company's revolving credit facility.

Other expenses were $5,000 and $33,000 for the three months and nine months ended January 31, 1999, respectively, compared to other income of $10,000 and $32,000 for the comparable periods of the prior year.

Income tax expense of $425,000 and $1.3 million was recorded for the three months and nine months ended January 31, 1999, respectively, compared to income tax expense of $388,000 and $1.1 million recorded for the comparable periods of the prior year. The effective tax rate was approximately 40% for each of the periods in the current year and the prior year.

Net earnings of $635,000 and $2.0 million, or $.26 cents per diluted share and $.81 cents per diluted share, were recorded for the three months and nine months ended January 31, 1999, respectively. This compares to net earnings of $583,000 and $1.7 million, or $.23 cents per diluted share and $.68 cents per diluted share, respectively, for the comparable periods of the prior year.

Liquidity and Capital Resources

Historically, the Company's principal sources of liquidity have been funds generated from operations, supplemented as needed by short-term borrowings. The Company's new credit facility, which is more fully described in the notes to the condensed financial statements, is available to support short-term needs, as well as longer-term financing for machinery and other capital needs. The Company believes that these sources will be sufficient to support ongoing working capital needs.

The Company had working capital of $9.5 million at January 31, 1999, as compared to $9.6 million at April 30, 1998. The ratio of current assets to current liabilities was 1.74-to-1 at January 31, 1999, as compared to 1.85-to-1 at April 30, 1998. The debt-to-equity ratio was .12-to-1 at January 31, 1999; the Company had no debt at April 30, 1998. At January 31, 1999, the Company had outstanding borrowings of $2.4 million under the revolving credit component of its new credit facility.

The Company's operations used cash of $443,000 during the nine months ended January 31, 1999, primarily to support increases in customer receivables and reductions in accounts payable and other current liabilities. The Company's operations provided cash of $440,000 during the nine months ended January 31, 1998, primarily from operating earnings and an increase in accounts payable and other current liabilities, offset by increases in customer receivables and inventories.

The Company used cash of $3.0 million for capital expenditures during the nine months ended January 31, 1999 and used cash of $816,000 for such expenditures during the comparable period of the prior year, in both instances primarily for the purchase of production machinery. The increase in capital expenditures for the current year is part of a strategy to invest heavily in computerized machinery at the Company's Statesville operations to improve manufacturing efficiencies and reduce costs.

An increase in short-term borrowings during the nine months ended January 31, 1999 provided cash of $2.4 million, as compared to an increase of $572,000 in these borrowings in the comparable period of the prior year. Cash dividends in the amount of $389,000 were paid during the nine months ended January 31, 1999, as compared to dividends paid of $309,000 for the comparable period of the prior year.

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

The Company has completed an inventory and assessment of its computer systems and application software and has determined that its main business applications are Year 2000 compliant. An action plan is well underway to address Year 2000 issues for smaller applications and all other aspects of the Company's business. Actions include upgrading or replacing non-compliant software and monitoring the Year 2000 compliance of suppliers, customers and other external entities. The Company is on schedule to meet its internal target date of April 30, 1999 for establishing compliance.

The Company has not yet determined the extent of the consequences, if any, to the Company should one or more of its significant suppliers or business partners fail to become Year 2000 compliant, and, accordingly, has not determined if any contingency plan with respect to these entities is needed. The Company is presently not aware of any material exposures or contingencies related to the Year 2000 compliance efforts of its significant suppliers and business partners. However, if a significant supplier or business partner should be non-compliant, there can be no assurance that such an event will not have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows.

The Company has not incurred, nor does it expect to incur, significant costs in addressing Year 2000 issues.

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

Recent Accounting Standards
---------------------------

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement will be adopted as required at the end of the Company's 1999 fiscal year. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company has not completed its evaluation of the effects that SFAS No. 131 will have on its financial reporting and disclosures.

                       REVIEW OF INDEPENDENT ACCOUNTANTS

A review of the interim financial information included in this Quarterly Report on Form 10-Q for the three months and nine months ended January 31, 1999 has been performed by PricewaterhouseCoopers LLP, the Company's independent accountants. Their report on the interim financial information follows. There have been no adjustments proposed by PricewaterhouseCoopers LLP which have not been reflected in the interim financial information.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Kewaunee Scientific Corporation
Statesville, North Carolina

We have reviewed the accompanying condensed balance sheet of Kewaunee Scientific Corporation as of January 31, 1999, and the related condensed statements of operations for the three-month and nine-month periods ended January 31, 1999, and the condensed statement of cash flows for the nine-month period ended January 31, 1999. These financial statements are the responsibility of the Company's management.

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



PricewaterhouseCoopers LLP
Charlotte, North Carolina
February 12, 1999

                          PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            Exhibit 27    Financial Data Schedule

        (b) Reports on Form 8-K

            No reports on Form 8-K were filed with the Commission during the three months ended January 31, 1999.

                                   SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    KEWAUNEE SCIENTIFIC CORPORATION
                                    -------------------------------

                                             (Registrant)



Date: March 11, 1999                      By   /s/ D. Michael Parker
                                             --------------------------------
                                              D. Michael Parker
                                              Vice President of Finance
                                              Chief Financial Officer