Form 10-K
period 1999-04-30
KEWAUNEE SCIENTIFIC CORP /DE/
filed 1999-07-28
CIK 55529

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 1999 or
                          --------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission file number 0-5286
                       ------

                        KEWAUNEE SCIENTIFIC CORPORATION
                        -------------------------------
            (Exact name of registrant as specified in its charter)

    Delaware                                           38-0715562
    --------                                           ----------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

2700 West Front Street
Statesville, North Carolina                            28677-2927
---------------------------                            ----------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of 1,816,984 shares of voting stock held by non-affiliates of the Registrant was approximately $18,851,209 based on the last reported sale price of the Registrant's Common Stock on July 9, 1999. (Only shares beneficially owned by directors of the Registrant (excluding shares subject to options) were excluded as shares held by affiliates. By including or excluding shares owned by anyone, the Registrant does not admit for any other purpose that any person is or is not an affiliate of the Registrant.)

As of July 9, 1999, the Registrant had outstanding 2,447,046 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: Those portions of Kewaunee Scientific Corporation's annual report to stockholders for the fiscal year ended April 30, 1999, and of the proxy statement for use in connection with Kewaunee Scientific Corporation's annual meeting of stockholders to be held on August 25, 1999, indicated in this report are incorporated by reference into Parts I, II and III hereof.

     Table of Contents                                      Page or Reference
     -----------------                                      -----------------
PART I

     Item 1.  Business                                              3

     Item 2.  Properties                                            5

     Item 3.  Legal Proceedings                                     5

     Item 4.  Submission of Matters to a Vote of Security
              Holders                                               5


PART II

     Item 5.  Market for Registrant's Common Equity and
              Related Stockholder Matters                           6

     Item 6.  Selected Financial Data                               6

     Item 7.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations         6

     Item 7A. Quantitative and Qualitative Disclosures About
              Market Risk                                           6

     Item 8.  Financial Statements and Supplementary Data           6

     Item 9.  Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure                6


PART III

     Item 10. Directors and Executive Officers of the
              Registrant                                            7

     Item 11. Executive Compensation                                8

     Item 12. Security Ownership of Certain Beneficial
              Owners and Management                                 8

     Item 13. Certain Relationships and Related
              Transactions                                          8


PART IV

     Item 14. Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K                                   9

SIGNATURES                                                         S-1

                                    PART I

Item 1.  Business
-----------------

General

          The principal business of the Registrant is the design, manufacture and installation of scientific and technical furniture. These products are primarily sold through purchase orders and contracts submitted by customers, through the Registrant's dealers and commissioned agents, a national distributor, and through competitive bids submitted by the Registrant.

          The Company's operations are classified into two business segments: laboratory products and technical products. The laboratory products segment principally designs, manufactures, and installs steel and wood laboratory furniture, worksurfaces, and fume hoods. Laboratory products are sold principally to industrial and commercial research laboratories, educational institutions, health-care institutions, and governmental entities. The technical products segment principally manufactures and sells technical furniture including workstations, workbenches, computer enclosures, and related accessories to support local area computer networks and for the storage and assembly of computers and light electronics. Technical products are sold principally to manufacturing facilities and users of computer and networking furniture.

          It is common in the laboratory furniture industry for customer orders to require delivery at extended future dates, because the products are frequently to be installed in buildings yet to be constructed. Changes or delays in building construction may cause delays in delivery of the orders. Since prices are normally quoted on a firm basis in the industry, the Registrant bears the burden of possible increases in labor and material costs between receipt of an order and delivery of the product.

          The need for working capital and the credit practices of the Registrant are comparable to those of other companies selling similar products in similar markets. Payments for the Registrant's laboratory products are received over longer periods of time than payments for many other types of manufactured products, thus requiring increased working capital. In addition, payment terms associated with certain projects provide for a retention amount until completion of the project, thus also increasing required working capital.

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

          The Registrant's business is not cyclical, although sales are sometimes lower during the Registrant's third quarter because of slower construction activity in certain areas of the country during the winter months. The Registrant's business is not dependent on any one or a few customers; however, sales to VWR Scientific Products represented 12 percent, 13 percent, and 14 percent of the Registrant's total sales in fiscal years 1999, 1998 and 1997, respectively.

          The Registrant's sales order backlog at April 30, 1999 was $27.0 million, up from $24.9 million and $24.2 million at April 30, 1998 and 1997, respectively. All but $1.2 million of the backlog at April 30, 1999 was scheduled for shipment during fiscal year 2000; however, it may reasonably be expected that delays in shipments will occur because of customer rescheduling or delay in completion of projects which involve the installation of the Registrant's products. Based on past experience, the Registrant expects that more than 90 percent of its backlog scheduled for shipment in fiscal year 2000 will be shipped during that year.

Competition

          The Registrant considers the industries in which it competes to be highly competitive and believes that the principal competitive factors are price, product performance, and customer service. A significant portion of the business of the Registrant is based upon competitive public bidding.

Research and Development

          The amount spent during the fiscal year ended April 30, 1999 on company-sponsored research and development activities related to new products or services or improvement of existing products or services was $773,816. The amounts spent for similar purposes in the fiscal years ended April 30, 1998 and 1997 were $822,132 and $663,996, respectively. Seven professional employees were engaged in such research at April 30, 1999.

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

Employees

          The number of persons employed by the Registrant at April 30, 1999 was 643.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

          Certain statements included and referenced in this report, including the Letter to Stockholders, narrative text, captions and Management's Discussion and Analysis of Financial Condition and Results of Operations, constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could significantly impact results or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, economic, competitive, governmental, and technological factors, including year 2000 compliance activities of the Company and third parties, affecting the Company's operations, markets, products, services, and prices. The cautionary statements made pursuant to the Reform Act herein and elsewhere by the Company should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the effective date of the Reform Act. The Company cannot always predict what factors would cause actual results to differ materially from those indicated by the forward-looking statements. In addition, readers are urged to consider statements that include the terms "believes," "belief," "expects," "plans," "objectives," "anticipates," "intends" or the like to be uncertain and forward-looking.

Item 2.  Properties
-------------------

          The Registrant owns and operates three plants in Statesville, North Carolina and one in Lockhart, Texas. The plants are involved in the production of the Registrant's products.

          The plants in Statesville, North Carolina are located in three separate adjacent buildings which contain manufacturing facilities. Sales and marketing, administration, engineering and drafting personnel and facilities are also located in two of the three buildings. The Registrant's corporate offices are located in the largest building. The plant buildings together comprise approximately 382,000 square feet and are located on approximately 20 acres of land. In addition, the Registrant leases warehouse space of 41,000 square feet in Statesville, North Carolina.

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

Item 3.  Legal Proceedings
--------------------------

          From time to time, the Registrant is involved in certain disputes and litigation relating to claims arising out of its operations in the ordinary course of business. Further, the Registrant periodically is subject to government audits and inspections. The Registrant believes that any such matters presently pending will not, individually or in the aggregate, have a material adverse effect on the Registrant's results of operations or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

          Not Applicable.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related
----------------------------------------------------------
          Stockholder Matters
          -------------------

          Incorporated by reference from the Registrant's annual report to stockholders for the fiscal year ended April 30, 1999, page 19, sections entitled "Range of Market Prices" and "Quarterly Financial Data". As of July 9, 1999, the Registrant estimates there were approximately 1,300 stockholders of Kewaunee common shares, of which 349 were stockholders of record.

Item 6.  Selected Financial Data
--------------------------------

          Incorporated by reference from the Registrant's annual report to stockholders for the fiscal year ended April 30, 1999, page 18, section entitled "Summary of Selected Financial Data."

Item 7.  Management's Discussion and Analysis of Financial
----------------------------------------------------------
          Condition and Results of Operations
          -----------------------------------

          Incorporated by reference from the Registrant's annual report to stockholders for the fiscal year ended April 30, 1999, pages 6-7, section entitled "Management's Discussion and Analysis".

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

          The Registrant is exposed to market risk in the area of interest rates. This exposure is directly related to the Registrant's credit facility which is priced on a floating rate basis. At April 30, 1999, advances of $939,000 were outstanding under the revolving credit portion of the credit facility. Based on this balance and the Registrant's expected use of the credit facility, the Registrant believes that its exposure to market risk is not material. The Registrant has not historically used interest rate swaps or other derivative financial instruments for the purpose of hedging fluctuations in interest rates on its floating rate debt.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

          Incorporated by reference from the Registrant's annual report to stockholders for the fiscal year ended April 30, 1999, pages 8-17.

Item 9.  Changes in and Disagreements with Accountants on
---------------------------------------------------------
          Accounting and Financial Disclosure
          -----------------------------------

          Not Applicable.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

          (a) Incorporated by reference from the Registrant's proxy statement for use in connection with its annual meeting of stockholders to be held on August 25, 1999, pages 1-4, section entitled "Election of Directors".

          (b) The names and ages of the Registrant's executive officers and their business experience during the past five years are set forth below:

                     Executive Officers of the Registrant
                     ------------------------------------

  Name                        Age                 Position
  ----                        ---                 --------

Eli Manchester, Jr.           68         President and Chief Executive Officer

William A. Shumaker           51         Executive Vice President and Chief
                                         Operating Officer

T. Ronald Gewin               56         Vice President and General Manager
                                         Technical Products Group

D. Michael Parker             47         Vice President-Finance,
                                         Chief Financial Officer,
                                         Treasurer and Secretary

James J. Rossi                57         Vice President-Human Resources

Kurt P. Rindoks               41         Vice President of Engineering and
                                         General Manager of the Resin Materials
                                         Division - Laboratory Products Group

          Eli Manchester, Jr. was elected a director of the Registrant in November 1990. He was elected President and Chief Executive Officer of the Registrant on July 11, 1990.

          William A. Shumaker joined the Registrant in December 1993 as Vice President of Sales and Marketing. Mr. Shumaker served as Vice President and General Manager of the Laboratory Products Group from February 1998 to August 1998 and has served as Executive Vice President and Chief Operating Officer since September 1998. Prior to joining the Registrant, Mr. Shumaker was with the St. Charles Companies of St. Charles, Illinois, where he served as Vice President of Sales and Marketing with their Institutional Division from 1989 to 1993 and held various other sales and customer service positions from 1969 through 1989.

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

Item 11. Executive Compensation
-------------------------------

          Incorporated by reference from the Registrant's proxy statement for use in connection with its annual meeting of stockholders to be held on August 25, 1999, pages 5-7, section entitled "Executive Compensation," pages 8-9, section entitled "Compensation Committee Report on Executive Compensation," and page 11, section entitled "Agreements with Certain Executives."

Item 12. Security Ownership of Certain Beneficial Owners
--------------------------------------------------------
          and Management
          --------------

          Incorporated by reference from the Registrant's proxy statement for use in connection with its annual meeting of stockholders to be held on August 25, 1999, pages 12-13, sections entitled "Security Ownership of Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners."

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

          Incorporated by reference from the Registrant's proxy statement for use in connection with its annual meeting of stockholders to be held on August 25, 1999, pages 1-4, section entitled "Election of Directors" and page 11, section entitled "Agreements with Certain Executives.

                                   "PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports
------------------------------------------------------------
          on Form 8-K
          -----------

          The following documents are filed or incorporated by reference as part of this report:

                                                              Page or
(a)(1)    Financial Statements                              Reference
          --------------------                              ---------

          Statements of Operations
           Years ended April 30, 1999, 1998 and 1997            8*

          Statements of Stockholders' Equity
           Years ended April 30, 1999, 1998 and 1997            8*

          Balance Sheets - April 30, 1999 and 1998              9*

          Statements of Cash Flows - Years ended
           April 30, 1999, 1998 and 1997                       10*

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

(b)       Reports on Form 8-K
          -------------------

          No reports on Form 8-K were filed during the Registrant's fiscal year ended April 30, 1999.



____________________

* Matters incorporated by reference to the page numbers shown in the Registrant's annual report to stockholders for the year ended April 30, 1999.

      REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES



To the Stockholders and Board of Directors of Kewaunee Scientific Corporation:

Our audits of the financial statements referred to in our report dated June 3, 1999 appearing in the 1999 Annual Report to Shareholders of Kewaunee Scientific Corporation (which report and financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of Page 1 of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, Page 1 of this Financial Statement Schedule related to fiscal years ended April 30, 1999 and 1998 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. The information on Page 2 of the Financial Statement Schedule, related to fiscal year ended April 30, 1997, appearing in this Form 10-K was audited by other independent accountants whose report dated June 4, 1997 expressed an unqualified opinion thereon.


PRICEWATERHOUSECOOPERS LLP
Charlotte, North Carolina
June 3, 1999

                                                             Schedule II, Page 1


                        Kewaunee Scientific Corporation
                       Valuation and Qualifying Accounts
                               ($ in thousands)

                                                  Charged
                                      Balance   (Credited)
                                        at       to Costs                  Balance
                                     Beginning     and                     at End
          Description                of Period   Expenses   Deductions*   of Period
          -----------                ---------   --------   -----------   ---------
Year ended April 30, 1999
  Allowance for doubtful accounts       $656       $ 16        $(285)       $387
                                     =========   ========   ===========   =========

Year ended April 30, 1998
  Allowance for doubtful accounts       $770       $301        $(415)       $656
                                     =========   ========   ===========   =========



* Uncollectible accounts written off, net of recoveries.

                                                             Schedule II, Page 2


                        Kewaunee Scientific Corporation
                       Valuation and Qualifying Accounts
                               ($ in thousands)

                                                  Charged
                                      Balance   (Credited)
                                        at       to Costs                  Balance
                                     Beginning     and                     at End
          Description                of Period   Expenses   Deductions*   of Period
          -----------                ---------   --------   -----------   ---------
Year ended April 30, 1997
  Allowance for doubtful accounts       $561       $298        $( 89)       $770
                                     =========   ========   ===========   =========


* Uncollectible accounts written off, net of recoveries.

                                  SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           KEWAUNEE SCIENTIFIC CORPORATION

                           By:/s/ Eli Manchester, Jr.
                              ---------------------------------------
                             Eli Manchester, Jr.
                             President and Chief Executive Officer


Date: July 28, 1999

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

(i)       Principal Executive Officer                                                         )
                                                                                              )

          /s/  Eli Manchester, Jr.                                                            )
          ---------------------
          Eli Manchester, Jr.                                                                 )
          President and Chief Executive Officer                                               )
                                                                                              )
 (ii)     Principal Financial and Accounting Officer                                          )
                                                                                              )
          /s/ D. Michael Parker                                                               )
          ---------------------
          D. Michael Parker                                                                   )
          Vice President-Finance, Chief  Financial Officer                                    )
          Treasurer and Secretary                                                             )
                                                                                              )
(iii)     A majority of the Board of Directors:                                               ) July 28, 1999
                                                                                              )
                                                                                              )
 /s/ Margaret Barr Bruemmer                       /s/ Eli Manchester, Jr.                     )
---------------------------                       -----------------------
Margaret Barr Bruemmer                            Eli Manchester, Jr.                         )
                                                                                              )
                                                                                              )
 /s/ Wiley N. Caldwell                            /s/ James T. Rhind                          )
---------------------------                       -----------------------
Wiley N. Caldwell                                 James T. Rhind                              )
                                                                                              )
                                                                                              )
 /s/ John C. Campbell, Jr.                        /s/ Thomas F. Pyle                          )
---------------------------                       -----------------------
John C. Campbell, Jr.                             Thomas F. Pyle                              )
                                                                                              )
                                                                                              )
 /s/ Kingman Douglass                                                                         )
---------------------
Kingman Douglass                                                                              )

                        KEWAUNEE SCIENTIFIC CORPORATION

                                 Exhibit Index
                                 -------------
                                                              Page Number
                                                              (or Reference)
                                                              --------------

   3    Articles of incorporation and by-laws

        3.1    Restated Certificate of
               incorporation (as amended)                          (3)

        3.2    By-Laws (as amended as of August 28, 1991)          (6)

   10   Material Contracts

        10.9   Kewaunee Scientific Corporation
               Supplemental Retirement Plan                        (4)

        10.13  Kewaunee Scientific Corporation 1985
               Re-Established Retirement Plan for
               Salaried Employees                                  (2)

        10.13A First Amendment dated June 4, 1996 to the
               Kewaunee Scientific Corporation 1985
               Re-Established Retirement Plan for
               Salaried Employees                                  (13)

        10.13B Second Amendment dated November 19, 1996 to the
               Kewaunee Scientific Corporation 1985
               Re-Established Retirement Plan for
               Salaried Employees                                  (13)

        10.14  Kewaunee Scientific Corporation 1985
               Re-Established Retirement Plan for
               Hourly Employees                                    (2)

        10.14A First Amendment dated August 27, 1996 to the
               Kewaunee Scientific Corporation 1985
               Re-Established Retirement Plan for
               Hourly Employees                                    (13)

        10.14B Second Amendment dated November 19, 1996 to the
               Kewaunee Scientific Corporation 1985
               Re-Established Retirement Plan for
               Hourly Employees                                    (13)

        10.19  Kewaunee Scientific Corporation 1991
               Key Employee Stock Option Plan                      (5)

_____________________
All footnotes located on page S-5

                                                                Page Number
                                                                (or Reference)
                                                                --------------

        10.19A First Amendment dated August 28, 1996 to the
               Kewaunee Scientific Corporation
               Key Employee Stock Option Plan                          (12)

        10.19B Second Amendment dated August 26, 1998 to the
               Kewaunee Scientific Corporation
               Key Employee Stock Option Plan                          (1)

        10.21  Kewaunee Scientific Corporation
               Executive Deferred Compensation Plan                    (6)

        10.21A Second Amendment dated June 17, 1997 to the
               Kewaunee Scientific Corporation Executive
               Deferred Compensation Plan                              (14)

        10.21B Third Amendment dated June 17, 1997 to the
               Kewaunee Scientific Corporation Executive
               Deferred Compensation Plan                              (14)

        10.21C Fourth Amendment dated December 1, 1998 to the
               Kewaunee Scientific Corporation Executive
               Deferred Compensation Plan                              (1)

        10.23  Employment Agreement dated as of December 8, 1992
               between T. Ronald Gewin and the Registrant              (7)

        10.25  Employment Agreement dated as of December 7, 1993
               between William A. Shumaker and the Registrant          (9)

        10.26  Kewaunee Scientific Corporation Stock Option            (8)
               Plan for Directors

        10.27  Agreement dated as of December 14, 1994
               between T. Ronald Gewin and the Registrant              (10)

        10.34  401(K) Incentive Savings Plan
               for Salaried and Hourly Employees of
               Kewaunee Scientific Corporation                         (11)

        10.34A Amendments (2) dated June 17, 1997 to the 401(k)
               Incentive Savings plan for Salaried and Hourly
               Employees of Kewaunee Scientific Corporation            (14)

                                      S-3
_____________________
All footnotes located on page S-5

                                                                Page Number
                                                                (or Reference)
                                                                --------------

        10.36    Agreement dated September 17, 1996
                 between D. Michael Parker and the Registrant         (13)

        10.37    Fiscal Year 2000 Incentive Bonus Plan                (1)

   13   Annual Report to Stockholders for the fiscal year
        ended April 30, 1999 (Such Report, except to the
        extent incorporated herein by reference, is being
        furnished for the information of the Securities
        and Exchange Commission only and is not deemed filed
        as a part of this annual report on Form 10-K)                 (1)

   27   Financial Data Schedule                                       (1)


(All other exhibits are either inapplicable or not required.)

                                      S-4
_____________________
All footnotes located on page S-5

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

(13) Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-
     5286) for the fiscal year ended April 30, 1997, and incorporated herein by reference.

(14) Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-
     5286) for the fiscal year ended April 30, 1998, and incorporated herein by reference.