Form 10-Q
period 1999-07-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 1999-09-13
CIK 55529

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q



 -----
|  X  |   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
 -----
          Exchange Act of 1934

For the quarterly period ended July 31, 1999

 -----
|     |   Transition Report Pursuant to Section 13 or 15(d) of the Securities
 -----    Exchange Act of 1934

For the transition period from ____________ to _____________

Commission file number 0-5286


                        KEWAUNEE SCIENTIFIC CORPORATION
                        -------------------------------

             (Exact name of registrant as specified in its charter)

            Delaware                                 38-0715562
-------------------------------------------------------------------------

(State or other jurisdiction of                  (I.R.S.Employer
 incorporation or organization)                Identification No.)

2700 West Front Street
Statesville, North Carolina                               28677
-------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

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

As of August 27, 1999, the Registrant had outstanding 2,447,046 shares of Common Stock.

Pages: This report, excluding exhibits, contains 15 pages numbered sequentially from this cover page.

                        KEWAUNEE SCIENTIFIC CORPORATION

                               INDEX TO FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1999


Number                                                        Page
------                                                        ----

PART I.  FINANCIAL INFORMATION
------------------------------

Item 1. Financial Statements

         Condensed Statements of Operations -
          Three months ended July 31, 1999 and 1998               3

        Condensed Balance Sheets - July 31, 1999
          and April 30, 1999                                      4

        Condensed Statements of Cash Flows -
          Three months ended July 31, 1999 and 1998               5

        Notes to Condensed Financial Statements                   6


Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                      8

Review by Independent Accountants                                12

Report by Independent Accountants                                13


PART II.  OTHER INFORMATION
---------------------------

Item 4. Submission of Matters to a Vote of Security Holders      14

Item 6. Exhibits and Reports on Form 8-K                         14


SIGNATURE                                                        15
---------

               Part 1.  Financial Information

Item 1.  Financial Statements


                       Kewaunee  Scientific  Corporation
                     Condensed  Statements  of  Operations
                                  (Unaudited)
                     (in thousands, except per share data)



                                           Three months ended
                                                July 31
                                          -------------------
                                            1999       1998
                                          -------------------
     Net sales                            $20,065     $19,624

     Costs of products sold                15,435      15,202
                                          -------     -------
     Gross profit                           4,630       4,422

     Operating expenses                     3,269       3,123
                                          -------     -------
     Operating earnings                     1,361       1,299

     Interest expense                         (39)        (12)

     Other income (expense), net              148         (10)
                                          -------     -------
     Earnings before income taxes           1,470       1,277

     Income tax expense                       566         511
                                          -------     -------
     Net earnings                            $904        $766
                                          =======     =======
     Net earnings per share
           Basic                            $0.37       $0.32
           Diluted                          $0.37       $0.31

     Average number of common shares
       outstanding (in thousands)
           Basic                            2,444       2,423
           Diluted                          2,469       2,458


     See accompanying notes to condensed financial statements.

                       Kewaunee  Scientific  Corporation
                          Condensed  Balance  Sheets
                               ($ in thousands)


                                                   July 31       April 30
                                                     1999          1999
                                                  --------        ---------
Assets                                               (Unaudited)
------
Current assets:
  Cash and cash equivalents                            $8              $8
  Receivables                                      18,247          17,231
  Inventories                                       3,504           2,940
  Deferred income taxes                             1,026           1,026
  Prepaid expenses and other current assets           646             626
                                                ---------       ---------
Total current assets                               23,431          21,831
                                                ---------       ---------

Property, plant and equipment, at cost             30,795          30,302
Accumulated depreciation                          (18,647)        (18,177)
                                                ---------       ---------
Net property, plant and equipment                  12,148          12,125
                                                ---------       ---------
Other assets                                        2,143           2,079
                                                ---------       ---------
Total Assets                                      $37,722         $36,035
                                                =========       =========

Liabilities  and  Stockholders'  Equity
---------------------------------------
Current liabilities:
  Short-term borrowings                             2,249             939
  Accounts payable                                  6,331           6,566
  Employee compensation and amounts withheld        1,594           1,973
  Other accrued expenses                            2,394           2,194
                                                ---------       ---------
Total current liabilities                          12,568          11,672
                                                ---------       ---------

Deferred income taxes                               1,074           1,074
Accrued employee benefit plan costs                 1,257           1,257
                                                ---------       ---------
Total Liabilities                                  14,899          14,003
                                                ---------       ---------

Stockholders' equity:
  Common stock                                      6,550           6,550
  Additional paid-in-capital                          117             148
  Retained earnings                                17,187          16,429
  Common stock in treasury, at cost                (1,031)         (1,095)
                                                ---------       ---------
Total stockholders' equity                         22,823          22,032
                                                ---------       ---------
Total Liabilities and Stockholders' Equity        $37,722         $36,035
                                                =========       =========

See accompanying notes to condensed financial statements.

                        Kewaunee Scientific Corporation
                      Condensed Statements of Cash Flows
                                  (Unaudited)
                               ($ in thousands )



                                                                     Three months ended
                                                                          July 31
                                                                   ----------  ----------
                                                                      1999        1998
                                                                   ----------   ---------
Cash flows from operating activities:
Net earnings                                                             $904        $766
Adjustments to reconcile net earnings to net cash
used in operating activities:
  Depreciation                                                             502        456
  Provision for bad debts                                                   32         49
  Increase in receivables                                               (1,048)      (710)
  (Increase) decrease in inventories                                      (564)       550
  Decrease in accounts payable and
    other current liabilities                                             (414)      (894)
  Other, net                                                               (84)      (358)
                                                                    ----------  ---------
Net cash used in operating activities                                     (672)      (141)
                                                                    ----------  ---------
Cash flows from investing activities:
  Capital expenditures                                                    (525)    (1,118)
                                                                    ---------   ---------

Net cash used in investing activities                                     (525)    (1,118)
                                                                    ----------  ---------
Cash flows from financing activities:
  Net increase in short-term borrowings                                  1,310          0
  Dividends paid                                                          (146)      (121)
  Proceeds from exercise of stock options                                   33         42
                                                                    ----------  ---------
Net cash (used in) provided by financing activities                      1,197        (79)
                                                                    ----------  ---------
Increase (decrease) in cash and cash equivalents                             0     (1,338)
Cash and cash equivalents, beginning of period                               8      1,809
                                                                    ----------  ---------
Cash and cash equivalents, end of period                                    $8       $471
                                                                    ==========  =========
Supplemental disclosure:
  Interest paid                                                            $33        $10
  Income taxes paid                                                        $40       $840

See accompanying notes to condensed financial statements.

                        Kewaunee Scientific Corporation
                    Notes to Condensed Financial Statements
                                  (unaudited)

A.  Financial Information


The unaudited interim condensed financial statements of Kewaunee Scientific Corporation (the "Company" or "Kewaunee") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim condensed financial statements should be read in conjunction with the financial statements and notes included in the Company's 1999 Annual Report to Stockholders.

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


B.  Inventories
---------------

Inventories consisted of the following (in thousands):



                             July 31, 1999   April 30,1999
                             -------------   -------------

                  Finished products      $  716               $  594

Work in process                             977                  911
Raw materials                             1,811                1,435
                                         ------               ------
                                         $3,504               $2,940
                                         ======               ======

C.  Balance Sheet
-----------------

The Company's April 30, 1999 condensed balance sheet as presented herein is derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

D. Segment Information
----------------------

The following table shows net sales and profits by business segment for three months ended July 31, 1999 and 1998.


                           Laboratory        Technical
                            Products    Products      Corporate     Total
                           ----------   --------      ----------   -------

Three months ended
July 31, 1999
------------------------

Revenues from
 external customers          $16,384     $3,681          --        $20,065
Intersegment revenues             --         63         (63)            --
Segment profit                 1,103        337          30          1,470

Three months ended
July 31, 1998
------------------

Revenues from
 external customers          $17,306     $2,318          --        $19,624
Intersegment revenues             --        106        (106)            --
Segment profit                 1,281        201        (205)         1,277

                 Item 2.  Management's Discussion and Analysis

               of Financial Condition and Results of Operations


The Company's 1999 Annual Report to Stockholders contains management's discussion and analysis of financial condition and results of operations at and for the year ended April 30, 1999. The following discussion and analysis describes material changes in the Company's financial condition since April 30, 1999. The analysis of results of operations compares the three months ended July 31, 1999 with the comparable period of the prior fiscal year.


Results of Operations
---------------------

The Company recorded sales of $20.1 million for the three months ended July 31, 1999, up 2.2% from sales of $19.6 million for the comparable period of the prior year. The sales increase for the current quarter resulted primarily from increased sales of technical products, partially offset by lower sales of laboratory products.

The Company's gross profit margin for the three months ended July 31, 1999 was 23.1%, compared to 22.5% for the comparable period of the prior fiscal year. The increase in the gross profit margin for the quarter resulted primarily from differences in the product sales mix for the two periods.

Operating expenses for the three months ended July 31, 1999 were $3.3 million, up from operating expenses of $3.1 million for the comparable period of the prior fiscal year. As a percent of sales, operating expenses for the three months ended July 31, 1999 were 16.3% of sales as compared to 15.9% of sales for the comparable period of the prior fiscal year. The increase in operating expenses for the quarter was primarily attributable to increased sales commissions resulting from the change in the product sales mix.

Operating earnings of $1.4 million were recorded for the three months ended July 31, 1999, as compared to $1.3 million recorded in the comparable period of the prior fiscal year.

Interest expense was $39,000 for the three months ended July 31, 1999, compared to $12,000 for the comparable period of the prior fiscal year. The increase in interest expense for the current quarter resulted primarily from higher levels of debt under the Company's revolving credit facility.

Other income was $148,000 for the three months ended July 31, 1999, compared to other expense of $10,000 for the comparable period of the prior fiscal year. Other income of $140,000 was recorded in the current quarter resulting from a litigation settlement with certain suppliers for overcharges in earlier years.

Income tax expense of $566,000 was recorded for the three months ended July 31, 1999, as compared to an income tax expense of $511,000 recorded for the comparable period of the prior fiscal year. The effective tax rate was 38.5% for the period ended July 31, 1999 and 40% for the period ended July 31, 1998.

Net earnings of $904,000, or $.37 per diluted share, was recorded for the three months ended July 31, 1999, compared to net earnings of $766,000, or $.31 per diluted share, for the comparable period of the prior fiscal year, as a result of the factors discussed above.


Liquidity and Capital Resources
-------------------------------

Historically, the Company's principal sources of liquidity have been funds generated from operations, supplemented as needed by short-term borrowings. The Company believes that these sources will be sufficient to support ongoing business levels, including capital expenditures through the current fiscal year.

The Company had working capital of $10.9 million at July 31, 1999, as compared to $10.2 million at April 30, 1999. The ratio of current assets to current liabilities was 1.86-to-1 at July 31, 1999, as compared to 1.87-to-1 at April 30, 1999. At July 31, 1999, advances of $2,249,000 were outstanding under the revolving credit loan. No advances were outstanding under the equipment loan component of the credit facility.

The Company's operations used cash of $672,000 during the three months ended July 31, 1999. This usage was primarily attributable to increases in customer receivables and inventory and a decrease in accounts payable, partially offset by operating earnings. The Company's operations used cash of $141,000 during the three months ended July 31, 1998, primarily to support an increase in customer receivables.

During the three months ended July 31, 1999, the Company used cash of $525,000 for capital expenditures, primarily production equipment, compared to the use of $1.1 million for such expenditures in the comparable period of the prior fiscal year.

Year 2000
---------

The scope of the Company's Y2K readiness effort has included: (1) evaluating information technology such as hardware and software; (2) investigating other systems or embedded technology contained in various manufacturing, environmental and safety systems, and facilities; (3) assessing the readiness of key third parties, including suppliers and utility vendors; and (4) determining the need for contingency plans, and developing such plans if considered appropriate.

The Company established project teams to address the Y2K issue. Through the efforts of the individuals on these teams, key components in both information technology systems and in non-IT systems were inventoried and assessed for compliance, and plans were implemented for any required system modifications or replacements. The Company's major business systems were Y2K compliant as of April 30, 1999. Remediation and testing activities are substantially completed and are scheduled to be fully completed by September 30, 1999.

The Company is in contact with suppliers and other third parties to assure no interruption occurs concerning Y2K compliance issues. Inquiries were made to all suppliers, with the highest priority placed on suppliers that are critical to the business. For those suppliers that were either determined to be critical to the business or those that were not considered to be making sufficient progress in becoming Y2K compliant in a timely manner, the Company is currently assessing various potential risks and whether contingency plans are appropriate.

While the Company does not anticipate a major interruption of its business activities because of the Y2K issue, the greatest exposure to risk will most likely be associated with a supplier rather than due to an internal failure. Although actions described above have been performed to address third party issues, the Company is not able to require compliance actions by such parties, and the Company is not in a position to identify or avoid all possible scenarios. The Company's assessment of whether contingency plans are necessary will continue through calendar year 1999 as the Company learns more about the preparation and vulnerabilities of third parties. If considered necessary, such plans will be put in place prior to December 30, 1999. Due to the large number of variables involved, the Company cannot provide an estimate of potential damages related to possible Y2K failures. The Company's expenditures related to Y2K compliance are expected to be less than $100,000, and substantially all of the expenditures were made in fiscal year 1999 and reflected in the financial statements for that year.

Safe Harbor Statement under the Private Securities
--------------------------------------------------
Litigation Reform Act of 1995
-----------------------------

Certain statements in this report constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could significantly impact results or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, economic, competitive, governmental, and technological factors affecting the Company's operations, markets, products, including Year 2000 compliance activities of the Company and third parties, services, and prices. The cautionary statements made pursuant to the Reform Act herein and elsewhere by the Company should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the effective date of the Reform Act. The Company cannot always predict what factors would cause actual results to differ materially from those indicated by the forward-looking statements. In addition, readers are urged to consider statements that include the terms "believes", "belief", "expects", "plans", "objectives", "anticipates", "intends" or the like to be uncertain and forward-looking.

                       REVIEW BY INDEPENDENT ACCOUNTANTS


A review of the interim financial information included in this Quarterly Report on Form 10-Q for the three months ended July 31, 1999 has been performed by PricewaterhouseCoopers LLP, the Company's independent accountants. Their report on the interim financial information follows.

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Kewaunee Scientific Corporation
Statesville, North Carolina

We have reviewed the accompanying condensed balance sheet of Kewaunee Scientific Corporation as of July 31, 1999, and the related condensed statements of operations and of cash flows for the three-month period then ended. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with generally accepted auditing standards, the balance sheet as of April 30, 1999 and the related statements of operations, of stockholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated June 3, 1999 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of April 30, 1999, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



PricewaterhouseCoopers LLP
Charlotte, North Carolina

August 13, 1999

                          PART II.  OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders


        The Company's Annual Meeting of Stockholders was held on August 25, 1999. Each of the nominees for Class I directors was re-elected. The votes cast for and withheld from each such director were as follows:


            Director                       For       Withheld
            -------                     ---------    --------
            Margaret Barr Bruemmer      2,192,887     11,065
            Wiley N. Caldwell           2,190,837     13,115
            Thomas F. Pyle              2,188,887     15,065


Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            Exhibit 27    Financial Data Schedule

        (b) Reports on Form 8-K

            No reports on Form 8-K were filed with the Commission during the three months ended July 31, 1999.

                                   SIGNATURE


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                KEWAUNEE SCIENTIFIC CORPORATION
                                -------------------------------

                                            (Registrant)



Date:  September 10, 1999       By   /s/ D. Michael Parker
                                   --------------------------------
                                    D. Michael Parker
                                    Vice President of Finance
                                    Chief Financial Officer