Form 10-Q
period 1999-10-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 1999-12-14
CIK 55529

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 1999

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to _____________

Commission file number 0-5286


                        KEWAUNEE SCIENTIFIC CORPORATION
                        -------------------------------

            (Exact name of registrant as specified in its charter)

           Delaware                                38-0715562
-----------------------------------------------------------------
(State or other jurisdiction of                 (I.R.S.Employer
incorporation or organization)                Identification No.)

         2700 West Front Street
       Statesville, North Carolina                       28677
-----------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

                                (704) 873-7202
                            ----------------------

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

As of December 13, 1999, the Registrant had outstanding 2,466,171 shares of Common Stock.

Pages: This report, excluding exhibits, contains 15 pages numbered sequentially from this cover page.

                        KEWAUNEE SCIENTIFIC CORPORATION

                               INDEX TO FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1999


                                                            Page Number
                                                            -----------

PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.   Financial Statements

          Condensed Statements of Operations -
           Three months and six months
           ended October 31, 1999 and 1998                       3

          Condensed Balance Sheets - October 31, 1999
           and April 30, 1999                                    4

          Condensed Statements of Cash Flows -
           Six months ended October 31, 1999 and 1998            5

          Notes to Condensed Financial Statements                6


Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                   8

Review by Independent Accountants                               12

Report by Independent Accountants                               13

PART II.  OTHER INFORMATION
---------------------------

Item 4. Submission of Matters to a Vote of Security Holders     14

Item 6. Exhibits and Reports on Form 8-K                        14


SIGNATURE                                                       15
---------

                         Part 1.  Financial Information

Item 1.  Financial Statements

                        Kewaunee Scientific Corporation

                       Condensed Statements of Operations

                                  (Unaudited)

                                        Three months ended     Six months ended
                                            October 31            October 31
                                            ----------            ----------
                                         1999        1998       1999       1998
                                         ----        ----       ----       ----
                                        ($ in thousands; except per share data)
Net sales                               $19,551     $19,253    $39,616   $38,877
Cost of products sold                    15,206      15,229     30,641    30,431
                                        -------     -------    -------   -------
Gross profit                              4,345       4,024      8,975     8,446
Operating expenses                        3,183       2,985      6,452     6,108
                                        -------     -------    -------   -------
Operating earnings                        1,162       1,039      2,523     2,338
Interest expense                            (52)        (14)       (91)      (26)
Other income (expense), net                  94         (18)       242       (28)
                                        -------     -------    -------   -------
Earnings before income taxes              1,204       1,007      2,674     2,284
Income tax expense (benefit)                464         402      1,030       913
                                        -------     -------    -------   -------
Net earnings                            $   740     $   605    $ 1,644   $ 1,371
                                        =======     =======    =======   =======
Net earnings per share-
     Basic                                $0.30       $0.25      $0.67     $0.56
     Diluted                              $0.30       $0.25      $0.66     $0.56
Average number of common
shares outstanding (in thousands)-
     Basic                                2,450       2,434      2,447     2,429
     Diluted                              2,473       2,466      2,471     2,462

           See accompanying notes to condensed financial statements.

                        Kewaunee Scientific Corporation
                            Condensed Balance Sheets
                                ($ in thousands)

                                               October 31   April 30
                                                  1999        1999
                                                  ----        ----
                                                    (Unaudited)
Assets
------
Currents assets:
 Cash and cash equivalents                       $     11   $      8
 Receivables                                       17,001     17,231
 Inventories                                        3,274      2,940
 Deferred income taxes                              1,026      1,026
 Prepaid expenses and other current assets            584        626
                                                 --------   --------
Total current assets                               21,896     21,831
                                                 --------   --------

Property, plant and equipment, at cost             32,090     30,302
Accumulated depreciation                          (19,149)   (18,177)
                                                 --------   --------
Net property, plant and equipment                  12,941     12,125
                                                 --------   --------
Other assets                                        2,331      2,079
                                                 --------   --------

Total Assets                                     $ 37,168   $ 36,035
                                                 ========   ========

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
 Short-term borrowings                           $  2,121   $    939
 Accounts payable                                   5,271      6,566
 Employee compensation and amounts withheld         1,349      1,973
 Other current liabilities                          2,643      2,194
                                                 --------   --------
Total current liabilities                          11,384     11,672
                                                 --------   --------

Deferred income taxes                               1,074      1,074
Accrued employee benefit plan costs                 1,257      1,257
                                                 --------   --------
Total Liabilities                                  13,715     14,003
                                                 --------   --------

Stockholders' equity:
 Common stock                                       6,550      6,550
 Additional paid-in-capital                            92        148
 Retained earnings                                 17,779     16,429
 Common stock in treasury, at cost                   (968)    (1,095)
                                                 --------   --------
Total stockholders' equity                         23,453     22,032
                                                 --------   --------

Total Liabilities and Stockholders' Equity       $ 37,168   $ 36,035
                                                 ========   ========

           See accompanying notes to condensed financial statements.

                        Kewaunee Scientific Corporation

                      Condensed Statements of Cash Flows

                                  (Unaudited)

                               ($ in thousands)


                                                        Six months ended
                                                           October 31
                                                           ----------
                                                          1999      1998
                                                       -------   -------
Cash flows from operating activities:
Net earnings                                           $ 1,644   $ 1,371
Adjustments to reconcile net earnings to net
cash provided by operating activities:
  Depreciation and amortization                          1,005       926
  Provision for bad debts                                   64        96
  (Increase) decrease in receivables                       166    (1,672)
  (Increase) decrease in inventories                      (334)      126
  Increase (decrease) in accounts payable
   and other current liabilities                        (1,471)     (145)
  Other, net                                              (210)     (280)
                                                       -------   -------
Net cash provided by operating activities                  864       422
                                                       -------   -------

Cash flows from investing activities:
  Capital expenditures                                  (1,822)   (1,938)
                                                       -------   -------
Net cash used in investing activities                   (1,822)   (1,938)
                                                       -------   -------

Cash flows from financing activities:
  Net increase in short-term borrowings                  1,182         0
  Dividends paid                                          (293)     (243)
 Proceeds from exercise of stock options                    72       (70)
                                                       -------   -------
Net cash (used in) provided by financing activities        961      (173)
                                                       -------   -------

Increase (decrease) in cash and cash equivalents             3    (1,689)

Cash and cash equivalents, beginning of period               8     1,809
                                                       -------   -------

Cash and cash equivalents, end of period               $    11   $   120
                                                       =======   =======

Supplemental disclosure:
  Interest paid                                        $    85   $    25
  Income taxes paid                                    $   538   $ 1,356

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


B.  Inventories
---------------

Inventories consisted of the following (in thousands):

                              Oct. 31, 1999           April 30, 1999
                              -------------           --------------
Finished products                 $  668                  $  594
Work in process                      919                     911
Raw materials                      1,687                   1,435
                                  ------                  ------
                                  $3,274                  $2,940
                                  ======                  ======

C.  Balance Sheet
-----------------

The Company's April 30, 1999 condensed balance sheet as presented herein is derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

D.  Segment Information
-----------------------

The following table shows net sales and profits by business segment for three months and six months ended October 31, 1999 and 1998.

                         Laboratory  Technical
                          Products   Products   Corporate    Total
                          --------   --------   ---------    -----
Three months ended
October 31, 1999
----------------

Revenues from
 external customers        $16,038     $3,513       --      $19,551
Intersegment revenues           --        113     (113)          --
Segment profit                 978        279      (53)       1,204

Three months ended
October 31, 1998
----------------

Revenues from
 external customers        $17,036     $2,217       --      $19,253
Intersegment revenues           --        170     (170)          --
Segment profit                 801        109       97        1,007


Six months ended
October 31, 1999
----------------

Revenues from
 external customers        $32,422     $7,194       --      $39,616
Intersegment revenues           --        176     (176)          --
Segment profit               2,081        616      (23)       2,674

Six months ended
October 31, 1998
----------------

Revenues from
 external customers        $34,342     $4,535       --      $38,877
Intersegment revenues           --        276     (276)          --
Segment profit               2,082        310     (108)       2,284

                 Item 2.  Management's Discussion and Analysis
               of Financial Condition and Results of Operations


The Company's 1999 Annual Report to Stockholders contains management's discussion and analysis of financial condition and results of operations at and for the year ended April 30, 1999. The following discussion and analysis describes material changes in the Company's financial condition since April 30, 1999. The analysis of results of operations compares the three months and six months ended October 31, 1999 with the comparable periods of the prior fiscal year.

Results of Operations
---------------------

The Company recorded sales of $19.6 million for the three months ended October 31, 1999, up 1.5% from sales of $19.3 million for the comparable period of the prior year. Sales for the six months ended October 31, 1999 were $39.6 million, up 1.9% from sales of $38.9 million in the comparable period of the prior year.

The increase in sales for the quarter and six months ended October 31, 1999 resulted primarily from increased unit sales of wood laboratory furniture and technical products, partially offset by lower sales of steel laboratory furniture.

The gross profit margin for the quarter ended October 31, 1999 was 22.2% of sales, as compared to 20.9% of sales in the comparable quarter of the prior year. The gross profit margin for the six months ended October 31, 1999 was 22.7%, as compared to 21.7% in the comparable period of the prior year. The increase in the gross profit margins for the quarter and six months resulted primarily from differences in the product sales mix for the two periods.

Operating expenses for the quarter ended October 31, 1999 were $3.2 million, or 16.3% of sales, as compared to $3.0 million, or 15.5% of sales, in the comparable quarter of the prior year. Operating expenses for the six months ended October 31, 1999 were $6.5 million, or 16.3% of sales, as compared to $6.1 million, or 15.7% of sales, in the comparable period of the prior year. The increase in operating expenses for the quarter and six months was primarily attributable to increased sales commissions resulting from the change in the product sales mix.

Operating earnings of $1.2 million and $2.5 million were recorded for the three months and six months ended October 31, 1999, respectively. This compares to operating earnings of $1.0 million and $2.3 million for the comparable periods of the prior year.

Interest expense was $52,000 and $91,000 for the three months and six months ended October 31, 1999, respectively, compared to $14,000 and $26,000 for the comparable periods of the prior year. The increase in interest expense in the current year resulted primarily from higher levels of debt under the Company's revolving credit facility.

Other income was $94,000 and $242,000 for the three months and six months ended October 31, 1999, respectively, compared to other expenses of $18,000 and $28,000 for the comparable periods of the prior year. Other income of $85,000 and $225,000 for the three months and six months of the current year, respectively, was recorded resulting from collections associated with litigation settlements with certain suppliers for overcharges in earlier years. No significant additional collections are expected in this matter.

Income tax expense of $464,000 and $1,030,000 was recorded for the three months and six months ended October 31, 1999, respectively, as compared to income tax expense of $402,000 and $913,000 recorded for the comparable periods of the prior year. The effective tax rate was approximately 38.5% for the three and six months ended October 31, 1999 and 40% for the three and six months period ended October 31, 1998.

Net earnings of $740,000 and $1.6 million, or $.30 per diluted share and $.66 per diluted share, were recorded for the three months and six months ended October 31, 1999, respectively. This compares to net earnings of $605,000 and $1.4 million, or $.25 per diluted share and $.56 per diluted share, respectively, for the comparable periods of the prior year.


Liquidity and Capital Resources
-------------------------------

Historically, the Company's principal sources of liquidity have been funds generated from operations, supplemented as needed by short-term borrowings. The Company believes that these sources will be sufficient to support ongoing business levels, including capital expenditures through the current fiscal year.

The Company had working capital of $10.5 million at October 31, 1999, as compared to $10.2 million at April 30, 1999. The ratio of current assets to current liabilities was 1.92-to-1 at October 31, 1999, as compared to 1.87-to-1 at April 30, 1999. At October 31, 1999, advances of $2,121,000 were outstanding under the Company's revolving credit facility. No advances were outstanding under the Company's equipment loan component of the credit facility.

The Company's operations provided cash of $864,000 during the six months ended October 31, 1999, primarily from operating earnings, partially offset by a decrease in accounts payable and other current liabilities. The Company's operations provided cash of $422,000 during the six months ended October 31, 1998, primarily from operating earnings, partially offset by an increase in customer receivables.

During the six months ended October 31, 1999, the Company used cash of $1,822,000 for capital expenditures, primarily production equipment, compared to the use of $1,938,000 for capital expenditures in the comparable period of the prior fiscal year.

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

The Company established project teams to address the Y2K issue. Through the efforts of the individuals on these teams, key components in both information technology systems and in non-IT systems were inventoried and assessed for compliance, and plans were implemented for any required system modifications or replacements. The Company's major business systems were Y2K compliant as of April 30, 1999. Testing and required modifications for all other business systems were complete as of November 15, 1999.

The Company has been in contact with suppliers and other third parties to assure no interruption occurs concerning Y2K compliance issues. Inquiries were made to all suppliers, with the highest priority placed on suppliers that are critical to the business. For those suppliers that were either determined to be critical to the business or those that were not considered to be making sufficient progress in becoming Y2K compliant in a timely manner, the Company has developed a contingency plan involving alternative suppliers that have stated that they are Y2K compliant.

While the Company does not anticipate a major interruption of its business activities because of the Y2K issue, the greatest exposure to risk will most likely be associated with a supplier rather than due to an internal failure. Although actions described above have been performed to address third party issues, the Company is not able to require compliance actions by such parties, and the Company is not in a position to identify or avoid all possible scenarios. Due to the large number of variables involved, the Company cannot provide an estimate of potential damages related to possible Y2K failures. The Company's expenditures related to Y2K compliance have been less than $100,000, and substantially all of the expenditures were made in fiscal year 1999 and reflected in the financial statements for that year.

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

                       REVIEW BY INDEPENDENT ACCOUNTANTS

A review of the interim financial information included in this Quarterly Report on Form 10-Q for the three months and six months ended October 31, 1999 has been performed by PricewaterhouseCoopers LLP, the Company's independent accountants. Their report on the interim financial information follows.

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Kewaunee Scientific Corporation
Statesville, North Carolina

We have reviewed the accompanying condensed balance sheet of Kewaunee Scientific Corporation as of October 31, 1999, and the related statements of operations for each of the three-month and six-month periods ended October 31, 1999 and 1998 and the statements of cash flows for the six-month periods ended October 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with generally accepted accounting principles.

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

November 10, 1999

                          PART II.  OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

          The Company's Annual Meeting of Stockholders was held on August 25, 1999. Information regarding the results of this meeting are incorporated by reference from the Company's Report on Form 10-Q for the three months ended July 31, 1999.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               3.1 Amendment dated August 26, 1999 to the Bylaws of Kewaunee Scientific Corporation.

               27   Financial Data Schedule

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed with the Commission during the three months ended October 31, 1999.

                                   SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    KEWAUNEE SCIENTIFIC CORPORATION
                                    -------------------------------

                                             (Registrant)



Date:  December 13, 1999            By  /s/ D. Michael Parker
                                      -------------------------
                                      D. Michael Parker
                                      Vice President of Finance
                                      Chief Financial Officer