Form 10-Q
period 2000-01-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2000-03-14
CIK 55529

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

 -----
|  X  |     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
 -----      Exchange Act of 1934

                           For the quarterly period ended January 31, 2000

 -----
|_____| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to _____________

Commission file number 0-5286

                         KEWAUNEE SCIENTIFIC CORPORATION

             (Exact name of registrant as specified in its charter)

          Delaware                                      38-0715562
--------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S.Employer
 incorporation or organization)                     Identification No.)

2700 West Front Street
Statesville, North Carolina                                28677
--------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

                                (704) 873-7202
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---
As of March 10, 2000, the Registrant had outstanding 2,465,871 shares of Common Stock.

Pages: This report, excluding exhibits, contains 15 pages numbered sequentially from this cover page.

                         KEWAUNEE SCIENTIFIC CORPORATION

                               INDEX TO FORM 10-Q

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2000

                                                                                         Page
                                                                                        Number
                                                                                        ------
PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.        Financial Statements

               Condensed Statements of Operations -
                Three months and nine months
                ended January 31, 2000 and 1999                                            3

               Condensed Balance Sheets - January 31, 2000
                and April 30, 1999                                                         4

               Condensed Statements of Cash Flows -
                Nine months ended January 31, 2000 and 1999                                5

               Notes to Condensed Financial Statements                                     6

Item 2.        Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                        8

Review by Independent Accountants                                                         12

Report by Independent Accountants                                                         13

PART II.  OTHER INFORMATION
---------------------------

Item 6.        Exhibits and Reports on Form 8-K                                           14


SIGNATURE                                                                                 15

                          Part 1. Financial Information

         Item 1.  Financial Statements

                         Kewaunee Scientific Corporation
                       Condensed Statements of Operations
                                   (UNAUDITED)

                                                         Three months ended                  Nine Months ended
                                                             January 31                         January 31
                                                             ----------                         ----------
                                                        2000              1999             2000            1999
                                                        ----              ----             ----            ----
                                                               ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales                                             $ 16,945         $ 18,404         $ 56,561         $ 57,281
Cost of products sold                                   12,768           14,302           43,408           44,733
                                                      --------         --------         --------         --------

Gross profit                                             4,177            4,102           13,153           12,548
Operating expenses                                       3,070            3,000            9,522            9,108
                                                      --------         --------         --------         --------

Operating earnings                                      1,107            1,102            3,631            3,440
Interest expense                                          (32)             (37)            (123)             (63)
Other income (expense), net                                24               (5)             266              (33)
                                                     --------         --------         --------         --------

Earnings before income taxes                            1,099            1,060            3,774            3,344
Income tax expense                                        220              425            1,250            1,338
                                                     --------         --------         --------         --------

Net earnings                                        $    879         $    635         $  2,524         $  2,006
                                                    ========         ========         ========         ========

Net earnings per share-
   Basic                                            $   0.36         $   0.26         $   1.03         $   0.83
   Diluted                                              0.35             0.26             1.02             0.81

  Average number of common shares
   outstanding (in thousands)-
   Basic                                               2,464            2,436            2,453            2,431
   Diluted                                             2,482            2,467            2,475            2,464

          SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

                         Kewaunee Scientific Corporation
                            Condensed Balance Sheets
                                ($ IN THOUSANDS)

                                                                          January 31                April 30
                                                                             2000                     1999
                                                                         -----------                --------
                                                                         (Unaudited)
ASSETS
------
Current assets:
  Cash and cash equivalents                                                $      8         $      8
  Receivables                                                                14,731           17,231
  Inventories                                                                 3,498            2,940
  Deferred income taxes                                                       1,026            1,026
  Prepaid expenses and other current assets                                     518              626
                                                                           --------         --------
Total current assets                                                         19,781           21,831
                                                                           --------         --------

Property, plant and equipment, at cost                                       32,931           30,302
Accumulated depreciation                                                    (19,632)         (18,177)
                                                                           --------         --------
Net property, plant and equipment                                            13,299           12,125
                                                                           --------         --------
Other assets                                                                  2,329            2,079
                                                                           --------         --------

Total Assets                                                               $ 35,409         $ 36,035
                                                                           ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Short-term borrowings                                                   $    458         $    939
  Accounts payable                                                           4,776            6,566
  Employee compensation and amounts                                          1,643            1,973
         withheld

  Other current liabilities                                                  1,998            2,194
                                                                          --------         --------
Total current liabilities                                                    8,875           11,672
                                                                          --------         --------

Deferred income taxes                                                        1,074            1,074
Accrued employee benefit plan costs                                          1,257            1,257
Total Liabilities                                                           11,206           14,003
                                                                          --------         --------

Stockholders' equity:
  Common stock                                                              6,550            6,550
  Additional paid-in-capital                                                   83              148
  Retained earnings                                                        18,487           16,429
  Common stock in treasury, at cost                                          (917)          (1,095)
                                                                         --------         --------
Total stockholders' equity                                                 24,203           22,032
                                                                         --------         --------

Total Liabilities and Stockholders' Equity                                 35,409           36,035
                                                                         ========         ========



            SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

                         Kewaunee Scientific Corporation
                       Condensed Statements of Cash Flows
                                   (Unaudited)
                                ($ IN THOUSANDS)

                                                                                       Nine months ended
                                                                                          January 31
                                                                                          ----------
                                                                                   2000                 1999
                                                                                   ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                                    $ 2,524         $ 2,006
Adjustments to reconcile net earnings to net cash
provided by (used in) operating activities:
  Depreciation and amortization                                                   1,496           1,262
  Provision for bad debts                                                            72             107
  (Increase) decrease in receivables                                              2,428          (2,744)
  (Increase) decrease in inventories                                               (558)            130
  Decrease in accounts payable and
    other current liabilities                                                    (2,316)           (959)
  Other, net                                                                       (143)           (245)
                                                                                -------         -------

Net cash provided by (used in) operating activities                               3,503            (443)
                                                                                -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                           (2,670)         (2,969)
                                                                                -------         -------

Net cash used in investing activities                                            (2,670)         (2,969)
                                                                                -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in short-term                                           (481)          2,422
         borrowings
  Dividends paid                                                                  (466)           (389)
  Proceeds from exercise of stock options                                          114              70
                                                                               -------         -------

Net cash provided by (used in) financing activities                               (833)          2,103
                                                                               -------         -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     0          (1,309)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       8           1,809
                                                                               -------         -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $     8         $   500
                                                                               =======         =======

SUPPLEMENTAL DISCLOSURE:
  Interest paid                                                                $   134         $    49
  Income taxes paid                                                            $   739         $ 1,732

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

B.  Inventories
---------------

Inventories consisted of the following (in thousands):

                                               Jan. 31, 2000           April 30,1999
                                               -------------           -------------
Finished products                                    $  575               $  594

Work in process                                         968                  911
Raw materials                                         1,955                1,435
                                                     ------               ------
                                                     $3,498               $2,940
                                                     ======               ======

C.  Balance Sheet
-----------------

The Company's April 30, 1999 condensed balance sheet as presented herein is derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

D.       Segment Information
----------------------------

The following table shows net sales and profits by business segment for three months and nine months ended January 31, 2000 and 1999.

                           Laboratory     Technical
                            Products      Products         Corporate       Total
                           ----------     ---------        ---------       -----
Three months ended
January 31, 2000
------------------

Revenues from
 external customers          $14,926        $ 2,019            $--         $16,945
Intersegment revenues             --             85            (85)             --
Segment profit                 1,204            194           (299)          1,099


Three months ended
January 31, 1999
------------------

Revenues from
 external customers          $15,826        $ 2,578            $--         $18,404
Intersegment revenues             --             90            (90)             --
Segment profit                 1,142            111           (193)          1,060


Nine months ended
January 31, 2000
-----------------

Revenues from
 external customers          $47,349        $ 9,212            $--         $56,561
Intersegment revenues             --            262           (262)             --
Segment profit                 3,286            810           (322)          3,774


Nine months ended
January 31, 1999
-----------------

Revenues from
 external customers          $50,168        $ 7,113            $--         $57,281
Intersegment revenues             --            366           (366)             --
Segment profit                 3,224            421           (301)          3,344

                  Item 2.  Management's Discussion and Analysis

                of Financial Condition and Results of Operations

The Company's 1999 Annual Report to Stockholders contains management's discussion and analysis of financial condition and results of operations at and for the year ended April 30, 1999. The following discussion and analysis describes material changes in the Company's financial condition since April 30, 1999. The analysis of results of operations compares the three months and nine months ended January 31, 2000 with the comparable periods of the prior fiscal year.

Results of Operations
---------------------

The Company recorded sales of $16.9 million for the three months ended January 31, 2000, down 7.9% from sales of $18.4 million for the comparable period of the prior year. Sales for the nine months ended January 31, 2000 were $56.6 million, down 1.3% from sales of $57.3 million in the comparable period of the prior year.

The lower sales for the quarter reflect a softer industrial research market for laboratory products, as well as the impact of customer delays in placing orders for technical furniture products until after the beginning of the calendar year due to Y2K concerns. The softer industrial research market was also the primary factor in the lower sales for the nine months ended January 31, 2000.

The gross profit margin for the quarter ended January 31, 2000 was 24.7% of sales, as compared to 22.3% of sales in the comparable quarter of the prior year. The gross profit margin for the nine months ended January 31, 2000 was 23.3%, as compared to 21.9% in the comparable period of the prior year. The increase in the gross profit margins for the quarter was a result of improved manufacturing efficiencies and reduced manufacturing costs provided by the Company's capital investments at its Statesville location.

Operating expenses for the quarter ended January 31, 2000 were $3.1 million, or 18.1% of sales, as compared to $3.0 million, or 16.3% of sales, in the comparable quarter of the prior year. Operating expenses for the nine months ended January 31, 2000 were $9.5 million, or 16.8% of sales, as compared to $9.1 million, or 15.9% of sales, in the comparable period of the prior year. The increase in operating expenses for the quarter and nine months was primarily attributable to increased compensation and other employee costs.

Operating earnings of $1.1 million and $3.6 million were recorded for the three months and nine months ended January 31, 2000, respectively. This compares to operating earnings of $1.1 million and $3.4 million for the comparable periods of the prior year.

Interest expense was $32,000 and $123,000 for the three months and nine months ended January 31, 2000, respectively, compared to $37,000 and $63,000 for the comparable periods of the prior year. The increase in interest expense in the current year resulted primarily from higher levels of debt under the Company's revolving credit facility.

Other income was $24,000 and $266,000 for the three months and nine months ended January 31, 2000, respectively, compared to other expenses of $5,000 and $33,000 for the comparable periods of the prior year. Other income of $19,000 and $244,000 for the three months and nine months of the current year, respectively, was recorded resulting from collections associated with litigation settlements with certain suppliers for overcharges in earlier years. No significant additional collections are expected in this matter.

Income tax expense of $220,000 and $1,250,000 was recorded for the three months and nine months ended January 31, 2000, respectively, as compared to income tax expense of $425,000 and $1,338,000 recorded for the comparable periods of the prior year. The effective tax rate was approximately 20% for the three months ended January 31, 2000 and 33.1% for the nine months ended January 31, 2000. The effective tax rate was 40% for the three and nine months ended January 31, 1999. The lower effective tax rate for the current quarter is a result of tax credits available due to the Company's increased research and development expenditures and increased purchases of new manufacturing machinery at the Statesville location. The Company is continuing to quantify earned tax credits, and anticipates that additional credits will favorably affect the Company's effective tax rate for the fourth quarter of the current year, with a return to a normal tax rate thereafter.

Net earnings of $879,000 and $2.5 million, or $.35 per diluted share and $1.02 per diluted share, were recorded for the three months and nine months ended January 31, 2000, respectively. This compares to net earnings of $635,000 and $2.0 million, or $.26 per diluted share and $.81 per diluted share, respectively, for the comparable periods of the prior year.

Liquidity and Capital Resources
-------------------------------

Historically, the Company's principal sources of liquidity have been funds generated from operations, supplemented as needed by short-term borrowings. The Company believes that these sources will be sufficient to support ongoing business levels, including capital expenditures through the current fiscal year.

The Company had working capital of $10.9 million at January 31, 2000, as compared to $10.2 million at April 30, 1999. The ratio of current assets to current liabilities was 2.23-to-1 at January 31, 2000, as compared to 1.87-to-1 at April 30, 1999. At January 31, 2000, advances of $458,000 were outstanding under the Company's revolving credit facility, as compared to advances of $939,000 outstanding at April 30, 1999. No advances were outstanding under the Company's equipment loan component of the credit facility at January 31, 2000 or April 30, 1999.

The Company's operations provided cash of $3,503,000 during the nine months ended January 31, 2000, primarily from operating earnings and a reduction in accounts receivable, partially offset by a decrease in accounts payable. The Company's operations used cash of $443,000 during the nine months ended January 31, 1999, primarily to support increases in customer receivables and reductions in accounts payable and other current liabilities.

During the nine months ended January 31, 2000, the Company used cash of $2,670,000 for capital expenditures, primarily production equipment, compared to the use of $2,969,000 for capital expenditures in the comparable period of the prior year.

Year 2000
---------

As of the date of this Form 10-Q, the Company believes it has resolved the potential impact of the year 2000 issue on its processing of date-sensitive information in its operation and control systems. The Company, to date, has not experienced any negative effects due to Y2K problems, either internally or with its customers or vendors. The Company's expenditures related to Y2K compliance have been less than $100,000, and substantially all of these expenditures were expensed in fiscal year 2000.

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

                        REVIEW BY INDEPENDENT ACCOUNTANTS

A review of the interim financial information included in this Quarterly Report on Form 10-Q for the three months and nine months ended January 31, 2000 has been performed by PricewaterhouseCoopers LLP, the Company's independent accountants. Their report on the interim financial information follows.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Kewaunee Scientific Corporation
Statesville, North Carolina

We have reviewed the accompanying condensed balance sheet of Kewaunee Scientific Corporation as of January 31, 2000, and the related statements of operations for each of the three-month and nine-month periods ended January 31, 2000 and 1999 and the statements of cash flows for the nine-month periods ended January 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

PricewaterhouseCoopers LLP
Charlotte, North Carolina

February 11, 2000

                           PART II. OTHER INFORMATION

Item 5.        Other Information

               William A. Shumaker, President and Chief Operating Officer of the Company, was elected a director of the Company on February 23, 2000.

Item 6.        Exhibits and Reports on Form 8-K

               (a)    Exhibits

                      10.38      Agreement dated as of November 12, 1999
                                 between William A. Shumaker and the Registrant.
                      10.39      Agreement dated as of November 12, 1999
                                 between D. Michael Parker and the Registrant.
                      10.40      Agreement dated as of November 12, 1999 between
                                 James J. Rossi and the Registrant.
                      10.41      Agreement dated as of January 20, 2000 between
                                 Kurt P. Rindoks and the Registrant.

                      27         Financial Data Schedule

               (b)    Reports on Form 8-K

                      No reports on Form 8-K were filed with the Commission during the three months ended January 31, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        KEWAUNEE SCIENTIFIC CORPORATION
                                        -------------------------------

                                                 (Registrant)



Date:  March 13, 2000                   By   /s/ D. Michael Parker
                                             --------------------------------
                                             D. Michael Parker
                                             Vice President of Finance
                                             Chief Financial Officer