Form 10-K405
period 2000-04-30
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2000-07-20
CIK 55529

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2000 or
                          --------------

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X      No _____
                                        -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of 1,799,309 shares of voting stock held by non-affiliates of the Registrant was approximately $23,391,017 based on the last reported sale price of the Registrant's Common Stock on July 7, 2000. (Only shares beneficially owned by directors of the Registrant (excluding shares subject to options) were excluded as shares held by affiliates. By including or excluding shares owned by anyone, the Registrant does not admit for any other purpose that any person is or is not an affiliate of the Registrant.)

As of July 7, 2000, the Registrant had outstanding 2,465,871 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: Those portions of Kewaunee Scientific Corporation's annual report to stockholders for the fiscal year ended April 30, 2000, and of the proxy statement for use in connection with Kewaunee Scientific Corporation's annual meeting of stockholders to be held on August 23, 2000, indicated in this report are incorporated by reference into Parts I, II and III hereof.

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

     Item 5.   Market for Registrant' Common Equity and
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

          The Company's operations are classified into two business segments: laboratory products and technical products. The laboratory products segment principally designs, manufactures, and installs steel and wood laboratory furniture, worksurfaces, and fume hoods. Laboratory products are sold principally to pharmaceutical, biotechnology, industrial, chemical and commercial research laboratories, educational institutions, health care institutions, and governmental entities. The technical products segment principally manufactures and sells technical furniture including network storage systems, workstations, workbenches, computer enclosures, and related accessories. Technical products are sold principally to manufacturing facilities and users of computer and networking furniture.

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

          The Registrant's business is not cyclical, although sales are sometimes lower during the Registrant's third quarter because of slower construction activity in certain areas of the country during the winter months. The Registrant's business is not dependent on any one or a few customers; however, sales to VWR Scientific Products represented 11 percent, 12 percent, and 13 percent of the Registrant's total sales in fiscal years 2000, 1999 and 1998, respectively.

          The Registrant's sales order backlog at April 30, 2000 was $31.5 million, up from $27.0 million and $24.9 million at April 30, 1999 and 1998, respectively. All but $1.6 million of the backlog at April 30, 2000 was scheduled for shipment during fiscal year 2001; however, it may reasonably be expected that delays in shipments will occur because of customer rescheduling or delay in completion of projects which involve the installation of the Registrant's products. Based on past experience, the Registrant expects that more than 90 percent of its backlog scheduled for shipment in fiscal year 2001 will be shipped during that year.

Competition

          The Registrant considers the industries in which it competes to be highly competitive and believes that the principal competitive factors are price, product performance, and customer service. A significant portion of the business of the Registrant is based upon competitive public bidding.

Research and Development

          The amount spent during the fiscal year ended April 30, 2000 on company-sponsored research and development activities related to new products or services or improvement of existing products or services was $783,046. The amounts spent for similar purposes in the fiscal years ended April 30, 1999 and 1998 were $773,816 and $822,132, respectively.

Environmental Compliance

          In the last three fiscal years, compliance with federal, state or local provisions enacted or adopted regulating the discharge of materials into the environment has had no material effect on the Registrant. There is no material capital expenditures anticipated for such purposes, and no material effect therefrom is anticipated on the earnings or competitive position of the Registrant.

Employees

          The number of persons employed by the Registrant at April 30, 2000 was 606.

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

          The plants in Statesville, North Carolina are located in three separate adjacent buildings, which contain manufacturing facilities. Sales and marketing, administration, engineering and drafting personnel and facilities are also located in each of the three buildings. The Registrant's corporate offices are located in the largest building. The plant buildings together comprise approximately 382,000 square feet and are located on approximately 20 acres of land. In addition, the Registrant leases warehouse space of 71,000 square feet in Statesville, North Carolina.

          The plant in Lockhart, Texas is housed in a building of approximately 129,000 square feet located on approximately 30 acres. In addition, a separate 10,000 square foot office building on this site houses certain administrative personnel.

          All of the facilities, which the Registrant owns, are held free and clear of any encumbrances. The Registrant believes its facilities are suitable for their respective uses and are adequate for its current needs.

Item 3.   Legal Proceedings
---------------------------

          Form time to time, the Registrant is involved in certain disputes and litigation relating to claims arising out of its operations in the ordinary course of business. Further, the Registrant periodically is subject to government audits and inspections. The Registrant believes that any such matters presently pending will not, individually or in the aggregate, have a material adverse effect on the Registrant's results of operations or financial condition.

Item 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

          Not Applicable.

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters
-------------------------------------------------------------------------------

          Incorporated by reference from the Registrant's annual report to stockholders for the fiscal year ended April 30, 2000, page 22, sections entitled "Range of Market Prices" and "Quarterly Financial Data". As of July 7, 2000, the Registrant estimates there were approximately 1,300 stockholders of Kewaunee common shares, of which 334 were stockholders of record.

Item 6.   Selected Financial Data
---------------------------------

          Incorporated by reference from the Registrant's annual report to stockholders for the fiscal year ended April 30, 2000, page 21, section entitled "Summary of Selected Financial Data."

Item 7.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
          Results of Operations
          ---------------------

          Incorporated by reference from the Registrant's annual report to stockholders for the fiscal year ended April 30, 2000, pages 8-9, section entitled "Management's Discussion and Analysis".

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

          The Registrant is exposed to market risk in the area of interest rates. This exposure is directly related to the Registrant's credit facility, which is priced on a floating rate basis. At April 30, 2000, advances of $2,555,000 were outstanding under the revolving credit portion of the credit facility. Based on this balance and the Registrant's expected use of the credit facility, the Registrant believes that its exposure to market risk is not material. The Registrant has not historically used interest rate swaps or other derivative financial instruments for the purpose of hedging fluctuations in interest rates on its floating rate debt.

Item 8.   Financial Statements and Supplementary Data
-----------------------------------------------------

          Incorporated by reference from the Registrant's annual report to stockholders for the fiscal year ended April 30, 2000, pages 10-20.

Item 9.   Changes in and Disagreements with Accountants on Accounting and
-------------------------------------------------------------------------
          Financial Disclosure
          --------------------

          Not Applicable.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

          (a) Incorporated by reference from the Registrant's proxy statement for use in connection with its annual meeting of stockholders to be held on August 23, 2000, pages 1-4, section entitled "Election of Directors".

          (b) The names and ages of the Registrant's executive officers and their business experience during the past five years are set forth below:

                     Executive Officers of the Registrant
                     ------------------------------------

     Name                       Age               Position
     ----                       ---               --------

Eli Manchester, Jr.             69        Chairman and Chief Executive Officer

William A. Shumaker             52        President and Chief Operating Officer

D. Michael Parker               48        Vice President-Finance,
                                          Chief Financial Officer,
                                          Treasurer and Secretary

James J. Rossi                  58        Vice President-Human Resources

Kurt P. Rindoks                 42        Vice President of Engineering and
                                          General Manager of the Resin
                                          Materials Division - Laboratory
                                          Products Group

          Eli Manchester, Jr. was elected a director of the Registrant in November 1990. He was elected President and Chief Executive Officer of the Registrant on July 11, 1990. In August 1999 he was elected Chairman, retaining the position of Chief Executive Officer.

          William A. Shumaker was elected a director of the Registrant February 2000 and President of the Registrant in August 1999. He has served as the Chief Operating Officer since August 1998 when he was also elected as Executive Vice President. Mr. Shumaker served as Vice President and General Manager of the Laboratory Products Group from February 1998 to August 1998. He joined the Registrant in December 1993 as Vice President of Sales and Marketing.

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

          Kurt P. Rindoks joined the Registrant in July 1985 as an engineer and was promoted to Director of Engineering in July 1999 and to Director of Product Development in May 1992. He served as Vice President of Engineering and New Product Development for the Laboratory Products Group from September 1996 through April 1998 and has served as Vice President of Engineering and General Manager of the Resin Materials Division for the Laboratory Products Group since May 1998.

Item 11.  Executive Compensation
--------------------------------

          Incorporated by reference from the Registrant's proxy statement for use in connection with its annual meeting of stockholders to be held on August 23, 2000, pages 5-7, section entitled "Executive Compensation," pages 8-9, section entitled "Compensation Committee Report on Executive Compensation," and page 11, section entitled "Agreements with Certain Executives."

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

          Incorporated by reference from the Registrant's proxy statement for use in connection with its annual meeting of stockholders to be held on August 23, 2000, pages 12-13, sections entitled "Security Ownership of Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners."

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

          Incorporated by reference from the Registrant's proxy statement for use in connection with its annual meeting of stockholders to be held on August 23, 2000, pages 1-4, section entitled "Election of Directors" and page 11, section entitled "Agreements with Certain Executives."

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

          The following documents are filed or incorporated by reference as part of this report:

                                                                  Page or
(a)(1)    Financial Statements                                   Reference
          --------------------                                   ---------

          Statements of Operations
           Years ended April 30, 2000, 1999 and 1998               10*

          Statements of Stockholders' Equity
           Years ended April 30, 2000, 1999 and 1998               10*

           Balance Sheets - April 30, 2000 and 1999                11*

          Statements of Cash Flows - Years ended
           April 30, 2000, 1999 and 1998                           12*

          Notes to Financial Statements                           13-19*

          Report of Independent Accountants                        20*

(a)(2)    Financial Statement Schedule
          ----------------------------

          Report of Independent Accountants on Financial
           Statement Schedules                                     10

          Schedule II - Valuation and Qualifying Accounts          11

          All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)(3)    Exhibits
          --------

          Exhibits required by Item 601 of Regulation S-K are listed in the
          Exhibit Index, which is attached hereto at pages S-2 through S-6 and which is incorporated herein by reference.

(b)       Reports on Form 8-K
          -------------------

          No reports on Form 8-K were filed during the Registrant's fiscal year ended April 30, 2000.

______________

* Matters incorporated by reference to the page numbers shown in the Registrant's annual report to stockholders for the year ended April 30, 2000.

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES


To the Stockholders and Board of Directors of Kewaunee Scientific Corporation

Our audits of the financial statements referred to in our report dated May 31, 2000 appearing in the 2000 Annual Report to Shareholders of Kewaunee Scientific Corporation (which report and financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of Page 1 of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, Page 1 of this Financial Statement Schedule related to fiscal years ended April 30, 2000, 1999 and 1998 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.



PRICEWATERHOUSECOOPERS LLP
Charlotte, North Carolina
May 31, 2000

                                                             Schedule II, Page 1


                        Kewaunee Scientific Corporation
                       Valuation and Qualifying Accounts
                               ($ in thousands)

                                     Balance at
                                     Beginning    Bad Debt                 Balance at
          Description                of Period    Expense    Deductions*  End of Period
          -----------                ---------    -------    ----------   -------------
Year ended April 30, 2000
  Allowance for doubtful accounts      $387        $123        $ (20)         $490
                                       ====        ====        =====          ====
Year ended April 30, 1999
  Allowance for doubtful accounts      $656        $ 16        $(285)         $387
                                       ====        ====        =====          ====
Year ended April 30, 1998
  Allowance for doubtful accounts      $770        $301        $(415)         $656
                                       ====        ====        =====          ====

*    Uncollectible accounts written off, net of recoveries.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         KEWAUNEE SCIENTIFIC CORPORATION

                         By: /s/ Eli Manchester, Jr.
                            -------------------------
                             Eli Manchester, Jr.
                             Chairman and Chief Executive Officer

Date: July 20, 2000

          Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

(i)       Principal Executive Officer                                             )
                                                                                  )
          /s/ Eli Manchester, Jr.                                                 )
          -------------------------------------
          Eli Manchester, Jr.                                                     )
          Chairman and Chief Executive Officer                                    )
                                                                                  )
(ii)      Principal Financial and accounting Officer                              )
                                                                                  )
          /s/ D. Michael Parker                                                   )
          -------------------------------------
          D. Michael Parker                                                       )
          Vice President-Finance, Chief Financial Officer                         )
          Treasurer and Secretary                                                 )
                                                                                  )
(iii)     A majority of the Board of Directors:                                   ) July 20, 2000
                                                                                  )
                                                                                  )
 /s/ Margaret Barr Bruemmer                       /s/ Eli Manchester, Jr.         )
-----------------------------------               --------------------------------
Margaret Barr Bruemmer                            Eli Manchester, Jr.             )
                                                                                  )
                                                                                  )
 /s/ Wiley N. Caldwell                            /s/ James T. Rhind              )
-----------------------------------               --------------------------------
Wiley N. Caldwell                                 James T. Rhind                  )
                                                                                  )
                                                                                  )
 /s/ John C. Campbell, Jr.                        /s/ Thomas F. Pyle              )
-----------------------------------               --------------------------------
John C. Campbell, Jr.                             Thomas F. Pyle                  )
                                                                                  )
                                                                                  )
/s/ Kingman Douglass                              /s/ William A. Shumaker         )
-----------------------------------               --------------------------------
Kingman Douglass                                  William A. Shumaker             )

                        KEWAUNEE SCIENTIFIC CORPORATION

                                 Exhibit Index
                                 -------------

                                                                     Page Number
                                                                  (or Reference)
                                                                  --------------

     3    Articles of incorporation and by-laws

          3.1    Restated Certificate of
                 incorporation (as amended)                             (3)

          3.2    By-Laws (as amended as of August 28, 1991)             (6)

          3.3    Amendment dated August 26, 1999 to the Bylaws of
                 Kewaunee Scientific Corporation                       (14)

     10   Material Contracts

          10.9   Kewaunee Scientific Corporation
                 Supplemental Retirement Plan                           (4)

          10.13  Kewaunee Scientific Corporation 1985
                 Re-Established Retirement Plan for
                 Salaried Employees                                     (2)

          10.13A First Amendment dated June 4, 1996 to the
                 Kewaunee Scientific Corporation 1985
                 Re-Established Retirement Plan for
                 Salaried Employees                                    (11)

          10.13B Second Amendment dated November 19, 1996 to the
                 Kewaunee Scientific Corporation 1985
                 Re-Established Retirement Plan for
                 Salaried Employees                                    (11)

          10.14  Kewaunee Scientific Corporation 1985
                 Re-Established Retirement Plan for
                 Hourly Employees                                       (2)

          10.14A First Amendment dated August 27, 1996 to the
                 Kewaunee Scientific Corporation 1985
                 Re-Established Retirement Plan for
                 Hourly Employees                                      (11)

          10.14B Second Amendment dated November 19, 1996 to the
                 Kewaunee Scientific Corporation 1985
                 Re-Established Retirement Plan for
                 Hourly Employees                                      (11)

                                                                     Page Number
                                                                  (or Reference)
                                                                  --------------

          10.19   Kewaunee Scientific Corporation 1991
                  Key Employee Stock Option Plan                         (5)

          10.19A  First Amendment dated August 28, 1996 to the
                  Kewaunee Scientific Corporation
                  Key Employee Stock Option Plan                        (10)

          10.19B  Second Amendment dated August 26, 1998 to the
                  Kewaunee Scientific Corporation
                  Key Employee Stock Option Plan                        (13)

          10.21   Kewaunee Scientific Corporation
                  Executive Deferred Compensation Plan                   (6)

          10.21A  Second Amendment dated June 17, 1997 to the
                  Kewaunee Scientific Corporation Executive
                  Deferred Compensation Plan                            (12)

          10.21B  Third Amendment dated June 17, 1997 to the
                  Kewaunee Scientific Corporation Executive
                  Deferred Compensation Plan                            (12)

          10.21C  Fourth Amendment dated December 1, 1998 to the
                  Kewaunee Scientific Corporation Executive
                  Deferred Compensation Plan                            (13)

          10.25   Employment Agreement dated as of December 7, 1993
                  between William A. Shumaker and the Registrant         (8)

          10.26   Kewaunee Scientific Corporation
                  Stock Option Plan for Directors                        (7)

          10.34   401(K) Incentive Savings Plan
                  for Salaried and Hourly Employees of
                  Kewaunee Scientific Corporation                        (9)

          10.34A  Amendments (2) dated June 17, 1997 to the 401(K)
                  Incentive Savings plan for Salaried and Hourly
                  Employees of Kewaunee Scientific Corporation          (12)

                                                                          Page Number
                                                                        (or Reference)
                                                                         ------------
          10.36  Agreement dated September 17, 1996
                 between D. Michael Parker and the Registrant                    (11)

          10.38  Change of Control agreement dated as of November 12, 1999
                 between William A. Shumaker and the Registrant.                 (15)

          10.39  Change of Control agreement dated as of November 12, 1999
                 between D. Michael Parker and the Registrant.                   (15)

          10.40  Change of Control agreement dated as of November 12, 1999
                 between James J. Rossi and the Registrant.                      (15)

          10.41  Change of Control agreement dated as of January 20, 2000
                 between Kurt P. Rindoks and the Registrant.                     (15)

          10.42  Kewaunee Scientific Corporation
                 Pension Equalization Plan                                        (1)

          10.42A First Amendment dated May 27, 1999 to the
                 Kewaunee Scientific Corporation
                 Pension Equalization Plan                                        (1)

          10.43  Fiscal Year 2001 Incentive Bonus Plan                            (1)

     13   Annual Reports to Stockholders for the fiscal year ended April 30,
          2000 (Such Report, except to the extent incorporated herein by reference, is being furnished for the information of the Securities and Exchange Commission only and is not deemed filed as a part of this
          annual report on Form 10-K)                                             (1)

     27   Financial Data Schedule                                                 (1)

(All other exhibits are either inapplicable or not required.)

                                   Footnotes

(1)  Filed with this Form 10-K with the Securities and Exchange Commission.

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

(7) Filed as an exhibit to the Kewaunee Scientific Corporation Proxy Statement dated July 23, 1993, and incorporated herein by reference.

(8) Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 1994, and incorporated herein by reference.

(9) Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 1996, and incorporated herein by reference.

(10) Filed as an exhibit to the Kewaunee Scientific Corporation Proxy Statement dated July 31, 1996, and incorporated herein by reference.

(11) Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 1997, and incorporated herein by reference.

(12) Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 1998, and incorporated herein by reference.

(13) Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 1999, and incorporated herein by reference.

(14) Filed as an exhibit to the Kewaunee Scientific Corporation Quarterly Report to the Securities and Exchange Commission on Form 10-Q (Commission File No. 0-5286) for the quarterly period ended October 31, 1999, and incorporated herein by reference.

(15) Filed as an exhibit to the Kewaunee Scientific Corporation Quarterly Report to the Securities and Exchange Commission on Form 10-Q (Commission File No. 0-5286) for the quarterly period ended January 31, 2000, and incorporated herein by reference.