Form 10-K405/A
period 2000-04-30
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2000-08-09
CIK 55529

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2000 or
                          --------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 0-5286
                       ------

                        KEWAUNEE SCIENTIFIC CORPORATION
                        -------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                        38-0715562
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

2700 West Front Street
Statesville, North Carolina                               28677-2927
-------------------------------                ---------------------------------
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

As of July 7, 2000, the Registrant had outstanding 2,465,871 shares of Common Stock.

                         Kewaunee Scientific Corporation


                           Form 10-K/A Annual Report
                   For the Fiscal Year Ended April 30, 2000

          This amendment on Form 10-K/A to the Company's Form 10-K for the fiscal year ended April 30, 2000 solely includes a new Exhibit 13.1 which corrects, replaces and supersedes page 22 of the Company's Annual Report to Stockholders which was previously filed as Exhibit 13 to the Company's Form 10-K. The corrected page 22 of the Annual Report to Stockholders merely corrects the historical high and low prices of the Company's Common Stock for fiscal year 2000.


                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         KEWAUNEE SCIENTIFIC CORPORATION



                         By:   /s/ Eli Manchester, Jr.
                            ------------------------------------
                            Eli Manchester, Jr.
                            Chairman and Chief Executive Officer

Date: August 4, 2000

                        KEWAUNEE SCIENTIFIC CORPORATION

                                 Exhibit Index
                                 -------------

                                                                    Page Number
                                                                  (or Reference)
                                                                  --------------
13.1   Page 22 of the Annual Report to Stockholders for the
       fiscal year ended April 30, 2000