Form 10-Q
period 2000-07-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2000-09-15
CIK 55529

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2000


[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to _____________


Commission file number 0-5286


                        KEWAUNEE SCIENTIFIC CORPORATION
                        -------------------------------

             (Exact name of registrant as specified in its charter)

                Delaware                                     38-0715562
     ----------------------------                            ----------

    (State or other jurisdiction of                       (I.R.S.Employer
    incorporation or organization)                        Identification No.)


        2700 West Front Street
     Statesville, North Carolina                                 28677
     -----------------------------                               -----
(Address of principal executive offices)                       (Zip Code)


                                (704) 873-7202
                                --------------

             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No _______
                                        -----

As of August 31, 2000, the Registrant had outstanding 2,465,871 shares of Common Stock.

Pages: This report, excluding exhibits, contains 14 pages numbered sequentially from this cover page.

                        KEWAUNEE SCIENTIFIC CORPORATION

                              INDEX TO FORM 10-Q

                 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2000

                                                                                               Page Number
                                                                                               -----------
PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.       Financial Statements

              Condensed Statements of Operations -
               Three months ended July 31, 2000 and 1999                                             3

              Condensed Balance Sheets - July 31, 2000
               and April 30, 2000                                                                    4

              Condensed Statements of Cash Flows -
                Three months ended July 31, 2000 and 1999                                            5

              Notes to Condensed Financial Statements                                                6


Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations                                          8

Review by Independent Accountants                                                                   11

Report of Independent Accountants                                                                   12

PART II.  OTHER INFORMATION
---------------------------

Item 4.       Submission of Matters to a Vote of Security
              Holders                                                                               13

Item 6.       Exhibits and Reports on Form 8-K                                                      13


SIGNATURE                                                                                           14
---------

$$/FOLIO=(FORMAT=""a"",STARTING_FOLIO=3,POS=BOTTOM,QUAD=CENTER)

                         Part 1.  Financial Information

Item 1.  Financial Statements

                        Kewaunee Scientific Corporation
                       Condensed Statements of Operations

                                  (Unaudited)


                                                  Three months ended July
                                           -------------------------------------
                                                2000                        1999
                                             -------                     --------
                                             (in thousands, except per share data)

Net sales                                   $19,370                       $20,065
Costs of products sold                       15,692                        15,435
                                            -------                       -------
Gross profit                                  3,678                         4,630
Operating expenses                            3,281                         3,269
                                            -------                       -------
Operating earnings                              397                         1,361
Interest expense                                (47)                          (39)
Other (expense) income, net                     (15)                          148
                                            -------                       -------
Earnings before income taxes                    335                         1,470
Income tax expense                              121                           566
                                            -------                       -------
Net earnings                                $   214                       $   904
                                            =======                       =======
Net earnings per share
  Basic                                       $0.09                         $0.37
  Diluted                                     $0.09                         $0.37
Average number of common shares
 outstanding (in thousands)
  Basic                                       2,466                         2,444
  Diluted                                     2,491                         2,469


           See accompanying notes to condensed financial statements.

                        Kewaunee Scientific Corporation
                           Condensed Balance Sheets
                                (in thousands)

                                                                      July 31                          April 30
                                                                        2000                             2000
                                                                      --------                         --------
Assets                                                              (Unaudited)
Current assets:
  Cash and cash equivalents                                           $      8                         $      9
  Receivables, less allowance                                           16,604                           17,993
  Inventories                                                            4,927                            3,499
  Deferred income taxes                                                  1,151                            1,151
  Prepaid expenses and other current assets                                592                              380
                                                                      --------                         --------
Total current assets                                                    23,282                           23,032
                                                                      --------                         --------

Property, plant and equipment, at cost                                  34,152                           33,242
Accumulated depreciation                                               (20,304)                         (19,736)
                                                                      --------                         --------
Net property, plant and equipment                                       13,848                           13,506
                                                                      --------                         --------
Other assets                                                             2,769                            2,778
                                                                      --------                         --------

Total Assets                                                          $ 39,899                         $ 39,316
                                                                      ========                         ========

Liabilities  and  Stockholders'  Equity
Current liabilities:
  Short-term borrowings                                               $  2,981                         $  2,555
  Accounts payable                                                       5,853                            5,412
  Employee compensation and amounts withheld                             1,404                            1,352
  Other accrued expenses                                                 1,875                            2,241
                                                                      --------                         --------
Total current liabilities                                               12,113                           11,560
                                                                      --------                         --------

Deferred income taxes                                                      944                              944
Accrued employee benefit plan costs                                      1,665                            1,677
Total Liabilities                                                       14,722                           14,181
                                                                      --------                         --------

Stockholders' equity:
  Common stock                                                           6,550                            6,550
  Additional paid-in-capital                                               154                              154
  Retained earnings                                                     19,393                           19,351
  Common stock in treasury, at cost                                       (920)                            (920)
                                                                      --------                         --------
Total stockholders' equity                                              25,177                           25,135
                                                                      --------                         --------

Total Liabilities and Stockholders' Equity                              39,899                           39,316
                                                                      ========                         ========

           See accompanying notes to condensed financial statements.

                        Kewaunee Scientific Corporation
                      Condensed Statements of Cash Flows
                                  (Unaudited)
                     (in thousands, except per share data)

                                                      Three months ended July
                                                      -----------------------
                                                        2000            1999
                                                      -------         -------
Cash flows from operating activities:

Net earnings                                           $   214        $   904

Adjustments to reconcile net earnings to net cash
used in operating activities:
  Depreciation                                             562            502
  Provision for bad debts                                   33             32
  Decrease (increase) in receivables                     1,356         (1,048)
  Decrease (increase) in inventories                    (1,428)          (564)
  Increase (decrease) in accounts payable and
    other current liabilities                              127           (414)
  Other, net                                              (212)            84
                                                       -------        -------
Net cash provided by (used in) operating activities        652           (672)
                                                       -------        -------
Cash flows from investing activities:

  Capital Expenditures                                    (907)          (525)
                                                       -------        -------
Net cash used in investing activities                     (907)          (525)
                                                       -------        -------

Cash flows from financing activities:
  Net increase in short-term borrowings                    426          1,310
  Dividends paid                                          (172)          (146)
  Proceeds from exercise of stock options                    -             33
                                                       -------        -------

Net cash provided by financing activities                  254          1,197
                                                       -------        -------

Decrease in cash and cash equivalents                       (1)             0

Cash and cash equivalents, beginning of period               9              8
                                                       -------        -------

Cash and cash equivalents, end of period               $     8        $     8
                                                       =======        =======

           See accompanying notes to condensed financial statements.

                        Kewaunee Scientific Corporation
                    Notes to Condensed Financial Statements
                                  (unaudited)

A.  Financial Information
    ---------------------

The unaudited interim condensed financial statements of Kewaunee Scientific Corporation (the "Company" or "Kewaunee") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These interim condensed financial statements should be read in conjunction with the financial statements and notes included in the Company's 2000 Annual Report to Stockholders.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

In the opinion of management, the interim condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.


B.  Inventories
    -----------

Inventories consisted of the following (in thousands):


                         July 31, 2000  April 30,2000
                         -------------  -------------

Finished products           $1,117         $  673
Work in process              1,333            932
Raw materials                2,477          1,894
                            ------         ------
                            $4,927         $3,499
                            ======         ======

C.  Balance Sheet
    -------------

The Company's April 30, 2000 condensed balance sheet as presented herein is derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

D. Segment Information
   -------------------

The following table shows net sales and profits by business segment for three months ended July 31, 2000 and 1999.

                                          Laboratory         Technical
                                           Products          Products           Corporate          Total
                                           --------          --------           ---------          -----
Three months ended July 31, 2000
                   -------------
Revenues from
external customers                         $14,259             $5,111               --             $19,370
Intersegment revenues                           --                114             (114)                 --
Segment profit (loss)                         (193)               684             (156)                335


Three months ended
July 31, 1999
-------------
Revenues from
external customers                         $16,384             $3,681               --             $20,065
Intersegment revenues                           --                 63              (63)                 --
Segment profit                               1,103                337               30               1,470

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company's 2000 Annual Report to Stockholders contains management's discussion and analysis of financial condition and results of operations at and for the year ended April 30, 2000. The following discussion and analysis describes material changes in the Company's financial condition since April 30, 2000. The analysis of results of operations compares the three months ended July 31, 2000 with the comparable period of the prior fiscal year.

Results of Operations
---------------------

The Company recorded sales of $19.4 million for the three months ended July 31, 2000, down 3.5% from sales of $20.1 million for the comparable period of the prior year. The sales decrease for the current quarter resulted primarily from decreased sales of laboratory products, partially offset by increased sales of technical products. The lower sales of laboratory products during the quarter reflect a continuing softness in the industrial research market, including a slowdown in new laboratory construction projects. Sales of laboratory products were also adversely affected by several unexpected production problems in the Company's Statesville facility, which delayed the manufacturing and completion of several orders until after the end of the quarter.

The Company's gross profit margin for the three months ended July 31, 2000 was 19.0%, compared to 23.1% for the comparable period of the prior year. The decrease in the gross profit margin for the quarter resulted primarily from differences in the product sales mix for the two periods, and to a lesser extent, from increased employee medical costs.

Operating expenses for the three months ended July 31, 2000 were $3.3 million, relatively unchanged from the comparable period of the prior year. As a percent of sales, operating expenses for the three months ended July 31, 2000 were 16.9% of sales, as compared to 16.3% of sales for the comparable period of the prior year. The increase in operating expenses as a percent of sales was primarily attributable to increased sales commissions resulting from the change in the product sales mix, partially offset by a decrease in administrative expenses.

Operating earnings of $397,000 were recorded for the three months ended July 31, 2000, as compared to $1.4 million recorded in the comparable period of the prior year.

Interest expense was $47,000 for the three months ended July 31, 2000, compared to $39,000 for the comparable period of the prior year. The increase in interest expense for the current quarter resulted primarily from higher levels of debt under the Company's revolving credit facility.

Other expense was $15,000 for the three months ended July 31, 2000, compared to other income of $148,000 for the comparable period of the prior year. Other income of $140,000 was recorded in the comparable period of the prior year resulting from a litigation settlement with certain suppliers.

Income tax expense of $121,000 was recorded for the three months ended July 31, 2000, as compared to an income tax expense of $566,000 recorded for the comparable period of the prior year. The effective tax rate was 36.0% for the period ended July 31, 2000 and 38.5% for the period ended July 31, 1999. The lower effective tax rate reflects the impact of expected tax credits during the current year.

Net earnings of $214,000, or $.09 per diluted share, was recorded for the three months ended July 31, 2000, compared to net earnings of $904,000, or $.37 per diluted share, for the comparable period of the prior fiscal year, as a result of the factors discussed above.

Liquidity and Capital Resources
-------------------------------

Historically, the Company's principal sources of liquidity have been funds generated from operations, supplemented as needed by short-term borrowings. The Company believes that these sources, combined with financing available under the equipment loan component of the Company's credit facility, will be sufficient to support ongoing business levels, including capital expenditures through the current fiscal year.

The Company had working capital of $11.2 million at July 31, 2000, as compared to $11.5 million at April 30, 2000. The ratio of current assets to current liabilities was 1.92-to-1 at July 31, 2000, as compared to 1.99-to-1 at April 30, 2000. At July 31, 2000, advances of $2,481,000 were outstanding under the Company's revolving credit loan, and advances of $500,000 were outstanding under the equipment loan component of the credit facility.

The Company's operations provided cash of $652,000 during the three months ended July 31, 2000. The cash provided was primarily attributable to operating earnings, reduced by the net impact of a decrease in customer receivables and an increase in inventory. The Company's operations used cash of $672,000 during the three months ended July 31, 1999, primarily to support an increase in customer receivables and inventory.

During the three months ended July 31, 2000, the Company used cash of $907,000 for capital expenditures, primarily production equipment, compared to the use of $525,000 for such expenditures in the comparable period of the prior year.

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

                       REVIEW BY INDEPENDENT ACCOUNTANTS
                       ---------------------------------

A review of the interim financial information included in this Quarterly Report on Form 10-Q for the three months ended July 31, 2000 has been performed by PricewaterhouseCoopers LLP, the Company's independent accountants. Their report on the interim financial information follows.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Kewaunee Scientific Corporation
Statesville, North Carolina

We have reviewed the accompanying condensed balance sheet of Kewaunee Scientific Corporation as of July 31, 2000, and the related condensed statements of operations and of cash flows for the three-month period then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial information for it to be in conformity with generally accepted accounting principles.

We previously audited in accordance with auditing standards generally accepted in the United States, the balance sheet as of April 30, 2000 and the related statements of operations, of stockholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated May 31, 2000 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of April 30, 2000, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

PricewaterhouseCoopers LLP
Charlotte, North Carolina
August 14, 2000

                          PART II.  OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders


        The Company's Annual Meeting of Stockholders was held on August 23, 2000. Each of the nominees for Class II directors was re-elected. The votes cast for and withheld from each such director were as follows:


               Director                 For            Withheld
               --------                 ---            --------
            John C. Campbell, Jr.    2,128,222         149,205
            James T. Rhind           2,099,022         178,405
            William A. Shumaker      2,116,778         160,649


        Also, at the Annual Meeting of Stockholders, the stockholders approved the 2000 Key Employee Stock Option Plan. The proposal received 1,997,888 affirmative votes, 277,161 negative votes and 1,936 abstentions.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            Exhibit 27    Financial Data Schedule

        (b) Reports on Form 8-K

            No reports on Form 8-K were filed with the Commission during the three months ended July 31, 2000.

                                   SIGNATURE
                                   ---------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                KEWAUNEE SCIENTIFIC CORPORATION
                                -------------------------------
                                        (Registrant)



Date:  September 8, 2000              By /s/ D. Michael Parker
                                         ----------------------------------
                                             D. Michael Parker
                                             Senior Vice President,Finance
                                             Chief Financial Officer