Form 10-Q
period 2000-10-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2000-12-14
CIK 55529

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q



 _____
|  X  |  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
 _____
          Exchange Act of 1934

For the quarterly period ended October 31, 2000

 _____
|_____|  Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

For the transition period from ____________ to _____________

Commission file number 0-5286


                        KEWAUNEE SCIENTIFIC CORPORATION
                        -------------------------------

             (Exact name of registrant as specified in its charter)

               Delaware                            38-0715562
     --------------------------------------------------------

(State or other jurisdiction of               (I.R.S.Employer
incorporation or organization)                 Identification No.)

2700 West Front Street
Statesville, North Carolina                            28677
------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

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

As of December 8, 2000, the Registrant had outstanding 2,465,871 shares of Common Stock.

Pages: This report, excluding exhibits, contains 14 pages numbered sequentially from this cover page.

                        KEWAUNEE SCIENTIFIC CORPORATION

                               INDEX TO FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2000


                                                            Page Number
                                                            -----------
PART I.  FINANCIAL INFORMATION
------------------------------

Item 1. Financial Statements

        Condensed Statements of Operations -
          Three months and six months
          ended October 31, 2000 and 1999                          3

        Condensed Balance Sheets - October 31, 2000
          and April 30, 2000                                       4

        Condensed Statements of Cash Flows -
          Six months ended October 31, 2000 and 1999               5

        Notes to Condensed Financial Statements                    6

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                      8

Review by Independent Accountants                                 11

Report by Independent Accountants                                 12

PART II.  OTHER INFORMATION
---------------------------

Item 4. Submission of Matters to a Vote of Security Holders       13

Item 6. Exhibits and Reports on Form 8-K                          13

SIGNATURE                                                         14
---------

                         Part 1. Financial Information

Item 1. Financial Statements

                        Kewaunee Scientific Corporation
                      Condensed Statements of Operations
                                  (Unaudited)

                                       Three months ended     Six months ended
                                           October 31            October 31
                                       ------------------     -----------------
                                         2000      1999         2000     1999
                                       -------    -------     -------   -------
                                        ($ in thousands, except per share data)
Net sales                              $21,416    $19,551     $40,786   $39,616

Cost of products sold                   17,100     15,206      32,792    30,641
                                       -------    -------     -------   -------
Gross profit                             4,316      4,345       7,994     8,975

Operating expenses                       3,018      3,183       6,299     6,452
                                       -------    -------     -------   -------
Operating earnings                       1,298      1,162       1,695     2,523

Interest expense                           (85)       (52)       (132)      (91)

Other income (expense), net                  8         94          (7)      242
                                       -------    -------     -------   -------
Earnings before income taxes             1,221      1,204       1,556     2,674

Income tax expense                         439        464         560     1,030
                                       -------    -------     -------   -------

Net earnings                           $   782    $   740     $   996   $ 1,644
                                       -------    -------     -------   -------

Net earnings per share-
 Basic                                 $  0.32    $  0.30     $  0.40   $  0.67
 Diluted                               $  0.31    $  0.30     $  0.40   $  0.66

 Average number of common shares
 outstanding (in thousands)-
 Basic                                   2,466      2,450       2,466     2,447
 Diluted                                 2,491      2,473       2,491     2,471

See accompanying notes to condensed financial statements.

                        Kewaunee Scientific Corporation
                           Condensed Balance Sheets
                               ($ in thousands)

                                                      October 31    April 30
                                                         2000         2000
                                                      ----------   ----------
                                                      (Unaudited)
Assets
------
Current assets:
 Cash and cash equivalents                            $        1   $        9
 Receivables, less allowances                             18,181       17,993
 Inventories                                               4,532        3,499
 Deferred income taxes                                     1,151        1,151
 Prepaid expenses and other current assets                   669          380
                                                      ----------   ----------
Total current assets                                      24,534       23,032
                                                      ----------   ----------

Property, plant and equipment, at cost                    34,913       33,242
Accumulated depreciation                                 (20,841)     (19,736)
                                                      ----------   ----------
Net property, plant and equipment                         14,072       13,506
                                                      ----------   ----------

Other assets                                               2,768        2,778
                                                      ----------   ----------

Total Assets                                          $   41,374   $   39,316
                                                      ==========   ==========

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
 Short-term borrowings                                $    3,659   $    2,555
 Accounts payable                                          5,927        5,412
 Employee compensation and amounts withheld                1,232        1,352
 Other current liabilities                                 2,159        2,241
                                                      ----------   ----------
Total current liabilities                                 12,977       11,560
                                                      ----------   ----------

Deferred income taxes                                        944          944
Accrued employee benefit plan costs                        1,667        1,677
                                                      ----------   ----------
Total Liabilities                                         15,588       14,181
                                                      ----------   ----------

Stockholders' equity:
 Common stock                                              6,550        6,550
 Additional paid-in-capital                                  154          154
 Retained earnings                                        20,002       19,351
 Common stock in treasury, at cost                          (920)        (920)
                                                      ----------   ----------
Total stockholders' equity                                25,786       25,135
                                                      ----------   ----------

Total Liabilities and Stockholders' Equity            $   41,374   $   39,316
                                                      ==========   ==========

See accompanying notes to condensed financial statements.

                        Kewaunee Scientific Corporation
                      Condensed Statements of Cash Flows
                                  (Unaudited)
                               ($ in thousands)

                                                        Six months ended
                                                             October 31
                                                       -------------------
                                                         2000       1999
                                                       --------   --------
Cash flows from operating activities:
Net earnings                                           $    996   $  1,644
Adjustments to reconcile net earnings to net cash
provided by operating activities:
 Depreciation                                               944      1,005
 Provision for bad debts                                     42         64
 (Increase) decrease in receivables                        (230)       166
 (Increase) decrease in inventories                      (1,033)      (334)
 Increase (decrease) in accounts payable and
  other current liabilities                                 313     (1,471)
 Other, net                                                (286)      (210)
                                                       --------   --------
Net cash provided by operating activities                   746        864
                                                       --------   --------
Cash flows from investing activities:
 Capital expenditures                                    (1,513)    (1,822)

Net cash used in investing activities                    (1,513)    (1,822)
                                                       --------   --------

Cash flows from financing activities:
 Net increase in short-term borrowings                    1,104      1,182
 Dividends paid                                            (345)      (293)
 Proceeds from exercise of stock options                      -         72
                                                       --------   --------
Net cash provided by financing activities                   759        961
                                                       --------   --------
(Decrease) increase in cash and cash equivalents             (8)         3

Cash and cash equivalents, beginning of period                9          8
                                                       ========   ========

Cash and cash equivalents, end of period               $      1   $     11
                                                       ========   ========

See accompanying notes to condensed financial statements.

                        Kewaunee Scientific Corporation
                    Notes to Condensed Financial Statements
                                  (unaudited)

A.  Financial Information
-------------------------

The unaudited interim condensed financial statements of Kewaunee Scientific Corporation (the "Company" or "Kewaunee") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These interim condensed financial statements should be read in conjunction with the financial statements and notes included in the Company's 2000 Annual Report to Stockholders.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

In the opinion of management, the interim condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

B.  New Accounting Pronouncements
---------------------------------

On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). The effective date of FAS 133 has been deferred by FAS 137. FAS 133 is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 and requires that all derivative instruments be recorded on the balance sheet at their fair value. The Company is currently evaluating the effect of adopting FAS 133.

C.  Inventories
---------------

Inventories consisted of the following (in thousands):

                                 Oct. 31, 2000   April 30,2000
                                 -------------   -------------
Finished products                   $1,041          $  673
Work in process                      1,337             932
Raw materials                        2,154           1,894
                                    ------          ------
                                    $4,532          $3,499
                                    ======          ======

D.  Balance Sheet
-----------------

The Company's April 30, 2000 condensed balance sheet as presented herein is derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

E. Segment Information
----------------------

The following table shows net sales and profits by business segment for three months and six months ended October 31, 2000 and 1999.

                                       Laboratory   Technical
                                        Products    Products    Corporate    Total
                                       ----------   ---------   ---------   -------
Three months ended October 31, 2000
-----------------------------------

Revenues from external customers        $17,532      $3,884         --      $21,416
Intersegment revenues                        --          70        (70)          --
Segment profit                            1,052         345       (176)       1,221


Three months ended October 31, 1999
-----------------------------------

Revenues from external customers        $16,038      $3,513         --      $19,551
Intersegment revenues                        --         113       (113)          --
Segment profit                              978         279       ( 53)       1,204


Six months ended October 31, 2000
---------------------------------

Revenues from external customers        $31,791      $8,995         --      $40,786
Intersegment revenues                        --         184       (184)          --
Segment profit                              859       1,029       (332)       1,556

Six months ended October 31, 1999
---------------------------------

Revenues from external customers        $32,422      $7,194         --      $39,616
Intersegment revenues                        --         176       (176)          --
Segment profit                            2,081         616       ( 23)       2,674

                 Item 2.  Management's Discussion and Analysis
                of Financial Condition and Results of Operations


The Company's 2000 Annual Report to Stockholders contains management's discussion and analysis of financial condition and results of operations at and for the year ended April 30, 2000. The following discussion and analysis describes material changes in the Company's financial condition since April 30, 2000. The analysis of results of operations compares the three months and six months ended October 31, 2000 with the comparable periods of the prior fiscal year.


Results of Operations
---------------------

The Company recorded sales of $21.4 million for the three months ended October 31, 2000, up 9.5% from sales of $19.6 million for the comparable period of the prior year. Sales for the six months ended October 31, 2000 were $40.8 million, up 3.0% from sales of $39.6 million in the comparable period of the prior year.

The increase in sales for the current quarter and six months ended October 31, 2000 resulted primarily from continued strong demand for the Company's technical products and an improved industrial research market for laboratory products in the current quarter.

The gross profit margin for the three months ended October 31, 2000 was 20.2% of sales, as compared to 22.2% of sales in the comparable quarter of the prior year. The gross profit margin for the six months ended October 31, 2000 was 19.6%, as compared to 22.7% in the comparable period of the prior year. The decrease in the gross profit margins for the three months and six months resulted primarily from continuing pricing pressures experienced in the markets for the Company's laboratory products and differences in the product sales mix for the periods.

Operating expenses for the three months ended October 31, 2000 were $3.0 million, or 14.1% of sales, as compared to $3.2 million, or 16.3% of sales, in the comparable period of the prior year. Operating expenses for the six months ended October 31, 2000 were $6.3 million, or 15.4% of sales, as compared to $6.5 million, or 16.3% of sales, in the comparable period of the prior year. The decrease in operating expenses for the three months and six months was primarily attributable to decreased administration and marketing expenses.

Operating earnings of $1.2 million and $1.6 million were recorded for the three months and six months ended October 31, 2000, respectively. This compares to operating earnings of $1.2 million and $2.5 million for the comparable periods of the prior year.

Interest expense was $85,000 and $132,000 for the three months and six months ended October 31, 2000, respectively, compared to $52,000 and $91,000 for the comparable periods of the prior year. The increase in interest expense in the current year resulted primarily from higher levels of debt under the Company's revolving credit facility.

Other income was $8,000 in the three months ended October 31, 2000 and other expenses of $7,000 for the six months ended October 31, 2000, compared to other expenses of $94,000 and $242,000 for the comparable periods of the prior year. Other income of $85,000 and $225,000 for the three months and six months was recorded in the comparable period of the prior year resulting from a litigation settlement with certain suppliers.

Income tax expense of $439,000 and $560,000 was recorded for the three months and six months ended October 31, 2000, respectively, as compared to income tax expense of $464,000 and $1,030,000 recorded for the comparable periods of the prior year. The effective tax rate was approximately 36.0% for the three and six months ended October 31, 2000 and 38.5% for the three and six months period ended October 31, 1999. The lower effective tax rate reflects the impact of expected tax credits during the current year.

Net earnings of $782,000 and $996,000, or $.31 per diluted share and $.40 per diluted share, were recorded for the three months and six months ended October 31, 2000, respectively. This compares to net earnings of $740,000 and $1.6 million, or $.30 per diluted share and $.66 per diluted share, respectively, for the comparable periods of the prior year.


Liquidity and Capital Resources
-------------------------------

Historically, the Company's principal sources of liquidity have been funds generated from operations, supplemented as needed by short-term borrowings. The Company believes that these sources, combined with financing available under the equipment loan components of the Company's credit facility, will be sufficient to support ongoing business levels, including capital expenditures through the current fiscal year.

The Company had working capital of $11.6 million at October 31, 2000, as compared to $11.5 million at April 30, 2000. The ratio of current assets to current liabilities was 1.89-to-1 at October 31, 2000, as compared to 1.99-to-1 at April 30, 2000. At October 31, 2000, advances of $1,659,000 were outstanding under the Company's revolving credit facility and advances of $2,000,000 were outstanding under the Company's equipment loan component of the credit facility.

The Company's operations provided cash of $746,000 during the six months ended October 31, 2000, primarily from operating earnings, partially offset by an increase in customer receivables and inventories and a decrease in accounts payable. The Company's operations provided cash of $864,000 during six months ended October 31, 1999, primarily from operating earnings, partially offset by a decrease in accounts payable and other current liabilities.

During the six months ended October 31, 2000, the Company used cash of $1,513,000 for capital expenditures, primarily production equipment, compared to the use of $1,822,000 for such expenditures in the comparable period of the prior fiscal year.


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

                       REVIEW BY INDEPENDENT ACCOUNTANTS


A review of the interim financial information included in this Quarterly Report on Form 10-Q for the three months and six months ended October 31, 2000 has been performed by PricewaterhouseCoopers LLP, the Company's independent accountants. Their report on the interim financial information follows.

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Kewaunee Scientific Corporation
Statesville, North Carolina

We have reviewed the accompanying condensed balance sheet of Kewaunee Scientific Corporation as of October 31, 2000, and the related condensed statements of operations and of cash flows for the three and six month periods then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with auditing standards generally accepted in the United States of America, the balance sheet as of April 30, 2000 and the related statements of operations, of stockholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated May 31, 2000 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of April 30, 2000, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



PricewaterhouseCoopers LLP
Charlotte, North Carolina

November 20, 2000

                          PART II.  OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders


        The Company's Annual Meeting of Stockholders was held on August 23, 2000. Information regarding the results of this meeting are incorporated by reference from the Company's Report on Form 10-Q for the three months ended July 31, 2000.



Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            3.1 Amendment dated August 26, 2000 to the Bylaws of Kewaunee Scientific Corporation.

            27   Financial Data Schedule

        (b) Reports on Form 8-K

            No reports on Form 8-K were filed with the Commission during the three months ended October 31, 2000.

                                   SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    KEWAUNEE SCIENTIFIC CORPORATION
                                    -------------------------------

                                              (Registrant)



Date:  December 14, 2000            By   /s/ D. Michael Parker
                                       -----------------------
                                       D. Michael Parker
                                       Senior Vice President,Finance
                                       Chief Financial Officer