Form 10-Q
period 2001-01-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2001-03-13
CIK 55529

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

 -----
|  X  |    Quarterly Report Pursuant to Section 13 or 15(d)
 -----     of the Securities Exchange Act of 1934


For the quarterly period ended January 31, 2001

 -----
|_____| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to _____________

Commission file number 0-5286


                         KEWAUNEE SCIENTIFIC CORPORATION

             (Exact name of registrant as specified in its charter)

          Delaware                                        38-0715562
----------------------------------------------------------------------

(State or other jurisdiction of                        (I.R.S.Employer
 incorporation or organization)                     Identification No.)

2700 West Front Street

Statesville, North Carolina                                  28677
-------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

                                 (704) 873-7202
                           --------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    X  No _______
                                       ----

As of March 9, 2001, the Registrant had outstanding 2,465,871 shares of Common Stock.

Pages: This report, excluding exhibits, contains 15 pages numbered sequentially from this cover page.

                         KEWAUNEE SCIENTIFIC CORPORATION

                               INDEX TO FORM 10-Q

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2001


                                                                           Page Number
                                                                           -----------

PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.        Financial Statements

               Condensed Statements of Operations -
                Three months and nine months
                ended January 31, 2001 and 2000                                  3

               Condensed Balance Sheets - January 31, 2001
                and April 30, 2000                                               4

               Condensed Statements of Cash Flows -
                Nine months ended January 31, 2001 and 2000                      5

               Notes to Condensed Financial Statements                           6


Item 2.        Management's Discussion and Analysis of Financial

                Condition and Results of Operations                              8

Review by Independent Accountants                                               12

Report by Independent Accountants                                               13


PART II.  OTHER INFORMATION
---------------------------

Item 6.        Exhibits and Reports on Form 8-K                                 14


SIGNATURE                                                                       15
---------

                          Part 1. Financial Information

Item 1. Financial Statements

                         Kewaunee Scientific Corporation
                       Condensed Statements of Operations
                                   (Unaudited)


                                       Three months ended      Nine months ended
                                          January 31              January 31
                                      --------------------    --------------------
                                        2001        2000        2001        2000
                                      --------    --------    --------    --------
                                         ($ in thousands, except per share data)

Net sales                             $ 17,632    $ 16,945    $ 58,418    $ 56,561
Cost of products sold                   14,627      12,768      47,419      43,408
                                      --------    --------    --------    --------

Gross profit                             3,005       4,177      10,999      13,153
Operating expenses                       2,923       3,070       9,222       9,522
                                      --------    --------    --------    --------

Operating earnings                          82       1,107       1,777       3,631
Interest expense                           (64)        (32)       (196)       (123)
Other income (expense), net               (327)         24        (334)        266
                                      --------    --------    --------    --------

Earnings (loss) before income taxes       (309)      1,099       1,247       3,774
Income tax expense (benefit)              (111)        220         449       1,250
                                      --------    --------    --------    --------

Net earnings (loss)                   ($   198)   $    879    $    798    $  2,524
                                      ========    ========    ========    ========

Net earnings (loss)  per share-
  Basic                               ($  0.08)   $   0.36    $   0.32    $   1.03
  Diluted                             ($  0.08)   $   0.35    $   0.32    $   1.02

Average number of common shares
  outstanding (in thousands)-
  Basic                                  2,466       2,464       2,466       2,453
  Diluted                                2,466       2,482       2,492       2,475




         See accompanying notes to condensed financial statements.

                         Kewaunee Scientific Corporation
                            Condensed Balance Sheets
                                ($ in thousands)

                                                                           January 31        April 30
                                                                              2001             2000
                                                                          -------------    -------------
Assets                                                                     (Unaudited)
------
Current assets:
  Cash and cash equivalents                                                     $     8          $     9
  Receivables, less allowances                                                   15,776           17,993
  Inventories                                                                     4,136            3,499
  Deferred income taxes                                                           1,151            1,151
  Prepaid expenses and other current assets                                         425              380
                                                                          -------------    -------------
Total current assets                                                             21,496           23,032
                                                                          -------------    -------------

Property, plant and equipment, at cost                                           34,695           33,242
Accumulated depreciation                                                        (21,342)         (19,736)
                                                                          -------------    -------------
Net property, plant and equipment                                                13,353           13,506
                                                                          -------------    -------------
Other assets                                                                      2,828            2,778
                                                                          -------------    -------------

Total Assets                                                                    $37,677          $39,316
                                                                          =============    =============


Liabilities  and  Stockholders'  Equity
Current liabilities:
  Short-term borrowings                                                          $2,142           $2,555
  Accounts payable                                                                4,567            5,412
  Employee compensation and amounts withheld                                      1,449            1,352
  Other current liabilities                                                       1,486            2,241
                                                                          -------------    -------------
Total current liabilities                                                         9,644           11,560
                                                                          -------------    -------------


Deferred income taxes                                                               944              944
Accrued employee benefit plan costs                                               1,673            1,677
                                                                          -------------    -------------
Total Liabilities                                                                12,261           14,181
                                                                          -------------    -------------

Stockholders' equity:
  Common stock                                                                    6,550            6,550
  Additional paid-in-capital                                                        154              154
  Retained earnings                                                              19,632           19,351
  Common stock in treasury, at cost                                                (920)            (920)
                                                                          -------------    -------------
Total stockholders' equity                                                       25,416           25,135
                                                                          -------------    -------------

Total Liabilities and Stockholders' Equity                                      $37,677          $39,316
                                                                          =============    =============



See accompanying notes to condensed financial statements.

                         Kewaunee Scientific Corporation
                       Condensed Statements of Cash Flows
                                   (Unaudited)
                                ($ in thousands )


                                                                Nine months ended
                                                                    January 31
                                                          ------------------------------
                                                               2001             2000
                                                          -------------    -------------
Cash flows from operating activities:
Net earnings                                                    $   798          $ 2,524
Adjustments to reconcile net earnings to net cash
provided by operating activities:
  Depreciation                                                    1,619            1,496
  Provision for bad debts                                            70               72
  Decrease in receivables                                         2,147            2,428
  Increase in inventories                                          (637)            (558)
  Decrease in accounts payable and
    other current liabilities                                    (1,503)          (2,316)
  Other, net                                                        (95)            (143)
                                                          -------------    -------------

Net cash provided by operating activities                         2,399            3,503
                                                          -------------    -------------

Cash flows from investing activities:
  Capital expenditures                                           (1,469)          (2,670)
                                                          -------------    -------------

Net cash used in investing activities                            (1,469)          (2,670)
                                                          -------------    -------------

Cash flows from financing activities:
  Net decrease in short-term borrowings                            (413)            (481)
  Dividends paid                                                   (518)            (466)
  Proceeds from exercise of stock options                             -              114
                                                          -------------    -------------


Net cash used in financing activities                              (931)            (833)
                                                          -------------    -------------

Decrease in cash and cash equivalents                                (1)               -

Cash and cash equivalents, beginning of period                        9                8
                                                          -------------    -------------

Cash and cash equivalents, end of period                        $     8          $     8
                                                          =============    =============






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

B.  New Accounting Pronouncements
---------------------------------

On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement as amended by SFAS No. 137 and SFAS No. 138 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company expects that the adoption of SFAS No. 133 will not have a material effect on its financial condition or results of operations.

C.  Inventories
---------------

Inventories consisted of the following (in thousands):

                                  Jan. 31, 2001             April 30,2000
                                  -------------             -------------
Finished products                      $  851                    $  673
Work in process                         1,119                       932
Raw materials                           2,166                     1,894
                                        -----                     -----
                                       $4,136                    $3,499
                                       ======                    ======

D.  Balance Sheet
-----------------

The Company's April 30, 2000 condensed balance sheet as presented herein is derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

E.  Segment Information
-----------------------

The following table shows net sales and earnings (loss) before income taxes by business segment for three months and nine months ended January 31, 2001 and 2000 (in thousands):

                                 Laboratory   Technical
                                 Products     Products    Corporate      Total
                                 -----------  ---------   ---------      -----
Three months ended
January 31, 2001
----------------

Revenues from
 external customers              $ 14,365     $  3,267    $     --     $ 17,632
Intersegment revenues                  --           52         (52)          --
Earnings (loss)
 before income taxes                  (53)         222        (478)        (309)

Three months ended
January 31, 2000
----------------

Revenues from
 external customers              $ 14,926     $  2,019    $     --     $ 16,945
Intersegment revenues                  --           85         (85)          --
Earnings (loss)
 before income taxes                1,204          194        (299)       1,099

Nine months ended
January 31, 2001
----------------

Revenues from
 external customers              $ 46,156     $ 12,262    $     --     $ 58,418
Intersegment revenues                  --          236        (236)          --
Earnings (loss)
 before income taxes                  806        1,251        (810)       1,247

Nine months ended
January 31, 2000
----------------

Revenues from
 external customers              $ 47,349     $  9,212    $     --     $ 56,561
Intersegment revenues                  --          262        (262)          --
Earnings (loss)
 before income taxes                3,286          810        (322)       3,774

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

The Company's 2000 Annual Report to Stockholders contains management's discussion and analysis of financial condition and results of operations at and for the year ended April 30, 2000. The following discussion and analysis describes material changes in the Company's financial condition since April 30, 2000. The analysis of results of operations compares the three months and nine months ended January 31, 2001 with the comparable periods of the prior fiscal year.

Results of Operations
---------------------

The Company recorded sales of $17.6 million for the three months ended January 31, 2001, up 4.1% from sales of $16.9 million for the comparable period of the prior year. Sales for the nine months ended January 31, 2001 were $58.4 million, up 3.3% from sales of $56.6 million in the comparable period of the prior year.

The increase in sales for the current quarter and nine months ended January 31, 2001 resulted principally from continued strong demand for the Company's technical products, partially offset by lower sales of laboratory products.

The gross profit margin for the quarter ended January 31, 2001 was 17.0% of sales, as compared to 24.7% of sales in the comparable quarter of the prior year. The gross profit margin for the nine months ended January 31, 2001 was 18.8%, as compared to 23.3% in the comparable period of the prior year. The lower gross profit margins experienced during the current year resulted primarily from lower selling prices of laboratory products, an unfavorable mix between higher margin industrial research projects and lower margin educational projects, and a significant increase in healthcare costs. Prices in the educational laboratory market were pressured further during the year as companies pursued this business due to the continuing weakness in the industrial research market.

Operating expenses for the quarter ended January 31, 2001 were $2.9 million, or 16.6% of sales, as compared to $3.1 million, or 18.1% of sales, in the comparable quarter of the prior year. Operating expenses for the nine months ended January 31, 2001 were $9.2 million, or 15.8% of sales, as compared to $9.5 million, or 16.8% of sales, in the comparable period of the prior year. The decrease in operating expenses for the quarter and nine months reflect the impact of a series of actions to reduce selling and administrative costs during the year.

Operating earnings of $82,000 and $1.8 million were recorded for the three months and nine months ended January 31, 2001, respectively. This compares to operating earnings of $1.1 million and $3.6 million for the comparable periods of the prior year.

Interest expense was $64,000 and $196,000 for the three months and nine months ended January 31, 2001, respectively, compared to $32,000 and $123,000 for the similar periods of the prior year. The increase in interest expense in the current year resulted primarily from higher levels of debt under the Company's revolving credit facility.

Combined other income and expense resulted in an expense of $327,000 and $334,000 for the three months and nine months ended January 31, 2001, respectively, compared to income of $24,000 and $266,000 for the comparable periods of the prior year. Other expense for the three and nine month periods of the current year include a charge of $391,000 associated with a dispute between the Company and a general contractor on a construction project completed in 1990. The charge was based on an arbitrator's decision during the current quarter regarding the dispute.

An income tax benefit of $111,000 and an expense of $449,000 were recorded for the three months and nine months ended January 31, 2001, respectively, as compared to income tax expense of $220,000 and $1,250,000 recorded for the comparable periods of the prior year. The effective tax rate was approximately 36% for the three and nine months ended January 31, 2001. The effective tax rate was 20% for the three months ended January 31, 2000 and 33.1% for the nine months ended January 31, 2000. The lower effective tax rates for the periods of the prior year were the result of tax credits available due to the high levels of research and development expenditures and purchases of new manufacturing machinery during the year.

A net loss of $198,000, or $.08 per diluted share, was recorded for the three months ended January 31, 2001. Excluding the charge associated with the construction project dispute, net earnings for the current quarter were $52,000, or $.02 per diluted share. Net earnings for the third quarter of the prior year were $879,000, or $.35 per diluted share. Net earnings of $798,000, or $.32 per diluted share, were recorded for the nine months ended January 31, 2001. Excluding the charge associated with the construction project dispute, net earnings for the nine months were $1,048,000, or $.42 per diluted share. Net earnings for the comparable period of the prior year were $2,524,000, or $1.02 per diluted share.

Liquidity and Capital Resources
-------------------------------

Historically, the Company's principal sources of liquidity have been funds generated from operations, supplemented as needed by short-term borrowings. The Company believes that these sources will be sufficient to support ongoing business levels, including capital expenditures.

The Company had working capital of $11.9 million at January 31, 2001, as compared to $11.5 million at April 30, 2000. The ratio of current assets to current liabilities was 2.23-to-1 at January 31, 2001, as compared to 1.99-to-1 at April 30, 2000. At January 31, 2001, advances of $642,000 were outstanding under the Company's revolving credit facility, and advances of $1,500,000 were outstanding under the Company's equipment loan component of the credit facility. During the quarter, the Company's unsecured revolving credit arrangement with its bank was extended for two years, and the maximum amount of advances available under the arrangement was increased to $6 million from $3 million.

The Company's operations provided cash of $2.4 million during the nine months ended January 31, 2001, primarily from earnings and a reduction in accounts receivable, partially offset by a decrease in accounts payable and other current liabilities. The Company's operations provided cash of $3.5 million during the nine months ended January 31, 2000, primarily from earnings and a reduction in accounts receivable, partially offset by a decrease in accounts payable and other current liabilities.

During the nine months ended January 31, 2001, the Company used cash of $1.5 million for capital expenditures, primarily production equipment, compared to the use of $2.7 million for capital expenditures in the comparable period of the prior year.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------

Certain statements in this report constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could significantly impact results or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, economic, competitive, governmental, and technological factors affecting the Company's operations, markets, products, services, and prices. The cautionary statements made pursuant to the Reform Act herein and elsewhere by the Company should not be construed as exhaustive.

          The Company cannot always predict what factors would cause actual results to differ materially from those indicated by the forward-looking statements. In addition, readers are urged to consider statements that include the terms "believes", "belief", "expects", "plans", "objectives", "anticipates", "intends" or the like to be uncertain and forward-looking.

                        REVIEW BY INDEPENDENT ACCOUNTANTS

A review of the interim financial information included in this Quarterly Report on Form 10-Q for the three months and nine months ended January 31, 2001 has been performed by PricewaterhouseCoopers LLP, the Company's independent accountants. Their report on the interim financial information follows.

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Kewaunee Scientific Corporation
Statesville, North Carolina

We have reviewed the accompanying condensed balance sheet of Kewaunee Scientific Corporation as of January 31, 2001, and the related condensed statements of operations and of cash flows for the three and nine month periods then ended. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim condensed financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

February 16, 2001

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               10.1 First Amendment to Loan Documents and Amended and Restated Revolving Credit Note dated as of November 30, 2000 between the Registrant and First Union National Bank.

               10.2 Second Amendment to Loan Documents dated as of November 30, 2000 between the Registrant and First Union National Bank.

         (b)   Reports on Form 8-K

               No reports on Form 8-K were filed with the Commission during the three months ended January 31, 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               KEWAUNEE SCIENTIFIC CORPORATION
                                               -------------------------------

                                                         (Registrant)





Date:  March 12, 2001                          By   /s/ D. Michael Parker
                                                  ------------------------------
                                                  D. Michael Parker
                                                  Senior Vice President Finance
                                                  Chief Financial Officer