Form 10-K405
period 2001-04-30
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2001-07-20
CIK 55529

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended April 30, 2001 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 0-5286

                        KEWAUNEE SCIENTIFIC CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                  38-0715562
(State or other jurisdiction of          (IRS Employer Identification No.)
incorporation or organization)

        2700 West Front Street
      Statesville, North Carolina                    28677-2927
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (704) 873-7202

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock $2.50 par value
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  [X]   No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of 1,782,742 shares of voting stock held by non-affiliates of the Registrant was approximately $16,953,876 based on the last reported sale price of the Registrant's Common Stock on July 6, 2001. (Only shares beneficially owned by directors of the Registrant (excluding shares subject to options) were excluded as shares held by affiliates. By including or excluding shares owned by anyone, the Registrant does not admit for any other purpose that any person is or is not an affiliate of the Registrant.)

As of July 6, 2001, the Registrant had outstanding 2,470,246 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: Those portions of Kewaunee Scientific Corporation's annual report to stockholders for the fiscal year ended April 30, 2001, and of the proxy statement for use in connection with Kewaunee Scientific Corporation's annual meeting of stockholders to be held on August 22, 2001, indicated in this report are incorporated by reference into Parts I, II and III hereof.

      Table of Contents                                                    Page or Reference
    --------------------                                                   -----------------
PART I
     Item 1.   Business                                                            3
     Item 2.   Properties                                                          4
     Item 3.   Legal Proceedings                                                   5
     Item 4.   Submission of Matters to a Vote of Security Holders                 5
PART II
     Item 5.   Market for Registrant's Common Equity and Related
               Stockholder Matters                                                 6
     Item 6.   Selected Financial Data                                             6
     Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                 6
     Item 7A.  Quantitative and Qualitative Disclosures About Market Risk          6
     Item 8.   Financial Statements and Supplementary Data                         6
     Item 9.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                                 6
PART III
     Item 10.  Directors and Executive Officers of the Registrant                  7
     Item 11.  Executive Compensation                                              8
     Item 12.  Security Ownership of Certain Beneficial Owners
               and Management                                                      8
     Item 13.  Certain Relationships and Related Transactions                      8
PART IV
     Item 14.  Exhibits, Financial Statement Schedules, and Reports on
               Form 8-K                                                            9
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

          The Registrant's business is not cyclical, although sales are sometimes lower during the Registrant's third quarter because of slower construction activity in certain areas of the country during the winter months. The Registrant's business is not dependent on any one or a few customers; however, sales to VWR Scientific Products represented 13 percent, 11 percent, and 12 percent of the Registrant's total sales in fiscal years 2001, 2000 and 1999, respectively.

          The Registrant's sales order backlog at April 30, 2001 was $35.5 million, up from $31.5 million and $27.0 million at April 30, 2000 and 1999, respectively. All but $1.0 million of the backlog at April 30, 2001 was scheduled for shipment during fiscal year 2002; however, it may reasonably be expected that delays in shipments will occur because of customer rescheduling or delay in completion of projects which involve the installation of the Registrant's products. Based on past experience, the Registrant expects that more than 90 percent of its backlog scheduled for shipment in fiscal year 2002 will be shipped during that year.

COMPETITION

          The Registrant considers the industries in which it competes to be highly competitive and believes that the principal competitive factors are price, product performance, and customer service. A significant portion of the business of the Registrant is based upon competitive public bidding.

RESEARCH AND DEVELOPMENT

          The amount spent during the fiscal year ended April 30, 2001 on company-sponsored research and development activities related to new products or services or improvement of existing products or services was $742,860. The amounts spent for similar purposes in the fiscal years ended April 30, 2000 and 1999 were $783,046 and $773,816, respectively.

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

EMPLOYEES

          The number of persons employed by the Registrant at April 30, 2001 was 593.

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

          The plants in Statesville, North Carolina are located in three separate adjacent buildings, which contain manufacturing facilities. Sales and marketing, administration, engineering and drafting personnel and facilities are also located in each of the three buildings. The Registrant's corporate offices are located in the largest building. The plant buildings together comprise approximately 382,000 square feet and are located on approximately 20 acres of land. In addition, the Registrant leases warehouse space of 93,400 square feet in Statesville, North Carolina.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not Applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          Incorporated by reference from the Registrant's annual report to stockholders for the fiscal year ended April 30, 2001, page 22, sections entitled "Range of Market Prices" and "Quarterly Financial Data". As of July 6, 2001, the Registrant estimates there were approximately 1,150 stockholders of the Registrant's common shares, of which 322 were stockholders of record.

ITEM 6.  SELECTED FINANCIAL DATA

          Incorporated by reference from the Registrant's annual report to stockholders for the fiscal year ended April 30, 2001, page 21, section entitled "Summary of Selected Financial Data."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Incorporated by reference from the Registrant's annual report to stockholders for the fiscal year ended April 30, 2001, pages 8-9, section entitled "Management's Discussion and Analysis".

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Registrant is exposed to market risk in the area of interest rates. This exposure is associated with amounts outstanding under a bank note, certain lease obligations for production machinery, and any future advances under the revolving credit loan, all of which are priced on a floating rate basis. The Registrant belies that this exposure to market risk is not material. The Registrant has not historically used interest rate swaps or other derivative financial instruments for the purpose of hedging fluctuations in interest rates on its floating rate debt.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Incorporated by reference from the Registrant's annual report to stockholders for the fiscal year ended April 30, 2001, pages 10-20.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

          Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          (a) Incorporated by reference from the Registrant's proxy statement for use in connection with its annual meeting of stockholders to be held on August 22, 2001, pages 1-4, section entitled "Election of Directors".

          (b) The names and ages of the Registrant's executive officers and their business experience during the past five years are set forth below:

                      Executive Officers of the Registrant

            Name                Age                 Position
            ----                ---                 --------
William A. Shumaker              53   President and Chief Executive Officer

D. Michael Parker                49   Senior Vice President, Finance, Chief
                                      Financial Officer, Treasurer and Secretary

Roger L. Eggena                  60   Vice President, Manufacturing

James J. Rossi                   59   Vice President, Human Resources

Kurt P. Rindoks                  43   Vice President, Engineering, General
                                      Manager Resin Materials Division

Kenneth E. Sparks                38   Vice President, General Manager Technical
                                      Furniture Group

          William A. Shumaker has served as President of the Registrant since August 1999 and Chief Executive Officer since September 2000. He was elected a director of the Registrant in February 2000. He served as the Chief Operating Officer from August 1998, when he was also elected as Executive Vice President, until September 2000. Mr. Shumaker served as Vice President and General Manager of the Laboratory Products Group from February 1998 to August 1998. He joined the Registrant in December 1993 as Vice President of Sales and Marketing.

          D. Michael Parker joined the Registrant in November 1990 as Director of Financial Reporting and Accounting and was promoted to Corporate Controller in November 1991. Mr. Parker has served as Chief Financial Officer, Treasurer and Secretary since August 1995. He was elected Vice President of Finance in August 1995 and Senior Vice President of Finance in August 2000.

          Roger L. Eggena joined the Registrant in August 1997 as a plant manager and was promoted to Director of Manufacturing in January 1998. He was elected a Vice President of the Registrant in August 2000. Prior to joining the Registrant, Mr. Eggena was Vice President of Manufacturing with MDT Corporation from 1992 to 1996 and a consultant with Phillips Resource Group from 1996 to 1997.

          James J. Rossi joined the Registrant in March 1984 as Corporate Director of Human Resources and has served as Vice President of Human Resources since January 1996.

          Kurt P. Rindoks joined the Registrant in July 1985 as an engineer and was promoted to Director of Engineering in July 1999 and to Director of Product Development in May 1992. He served as Vice President of Engineering and New Product Development from September 1996 through April 1998 and has served as Vice President of Engineering, General Manager of the Resin Materials Division since May 1998.

          Kenneth E. Sparks joined the Registrant in December 1997 as Director of Sales and Marketing of the Technical Furniture Group and was named General Manager of the Technical Furniture Group in August 1999. He was elected a Vice President in February 2001. Prior to joining the Registrant, Mr. Sparks was Vice President of Customer Satisfaction with AllSteel, Inc. from 1996 to 1997 and held various leadership positions in sales and marketing with The HON Company from 1986 to 1996.

ITEM 11.  EXECUTIVE COMPENSATION

          Incorporated by reference from the Registrant's proxy statement for use in connection with its annual meeting of stockholders to be held on August 22, 2001, pages 5-7, section entitled "Executive Compensation," pages 8-9, section entitled "Compensation Committee Report on Executive Compensation," and page 12, section entitled "Agreements with Certain Executives."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Incorporated by reference from the Registrant's proxy statement for use in connection with its annual meeting of stockholders to be held on August 22, 2001, pages 13-14, sections entitled "Security Ownership of Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Incorporated by reference from the Registrant's proxy statement for use in connection with its annual meeting of stockholders to be held on August 22, 2001, pages 1-4, section entitled "Election of Directors" and page 12, section entitled "Agreements with Certain Executives."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          The following documents are filed or incorporated by reference as part of this report:

                                                            Page or
(a)(1)  Financial Statements                               Reference
        --------------------                               ---------

        Statements of Operations
        Years ended April 30, 2001, 2000 and 1999             10*

        Statements of Stockholders' Equity
        Years ended April 30, 2001, 2000 and 1999             10*

        Balance Sheets - April 30, 2001 and 2000              11*

        Statements of Cash Flows - Years ended
        April 30, 2001, 2000 and 1999                         12*

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

(b)     Reports on Form 8-K
        -------------------

        No reports on Form 8-K were filed during the Registrant's
        fiscal year ended April 30, 2001.
______________________
* Matters incorporated by reference to the page numbers shown in the Registrant's annual report to stockholders for the year ended April 30, 2001.

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES


To the Stockholders and Board of Directors of Kewaunee Scientific Corporation

Our audits of the financial statements referred to in our report dated June 1, 2001 appearing in the 2001 Annual Report to Shareholders of Kewaunee Scientific Corporation (which report and financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, Page 1 of this Financial Statement Schedule related to fiscal years ended April 30, 2001, 2000 and 1999 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.



PRICEWATERHOUSECOOPERS LLP

Charlotte, North Carolina
June 1, 2001

                                                             Schedule II, Page 1

                        Kewaunee Scientific Corporation
                       Valuation and Qualifying Accounts
                                ($ in thousands)



                                               Balance at
                                               Beginning             Bad Debt                                 Balance at
              Description                      of Period             Expense             Deductions*         End of Period
              -----------                      ----------            ---------           -----------         -------------
Year ended April 30, 2001
  Allowance for doubtful accounts                 $490                 $144                $(245)                $389
                                                  ====                 ====                =====                 ====
Year ended April 30, 2000
  Allowance for doubtful accounts                 $387                 $123                $ (20)                $490
                                                  ====                 ====                =====                 ====
Year ended April 30, 1999
  Allowance for doubtful accounts                 $656                 $ 16                $(285)                $387
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

                                 KEWAUNEE SCIENTIFIC CORPORATION

                                 By: /s/ William A. Shumaker
                                     --------------------------
                                     William A. Shumaker
                                     President and Chief Executive Officer

Date:  July 18, 2001

          Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

(i)       Principal Executive Officer

          /s/  William A. Shumaker                                                   )
          ------------------------------------------                                 )
          William A. Shumaker                                                        )
          President and Chief Executive Officer                                      )
                                                                                     )
(ii)      Principal Financial and Accounting Officer                                 )
                                                                                     )
          /s/ D. Michael Parker                                                      )
          -------------------------------------------                                )
          D. Michael Parker                                                          )
          Senior Vice President-Finance                                              )
          Chief Financial Officer                                                    )
          Treasurer and Secretary                                                    )
                                                                                     )
(iii)     A majority of the Board of Directors:                                      ) July 18, 2001
                                                                                     )
                                                                                     )
 /s/ Margaret Barr Bruemmer                  /s/ Silas Keehn                         )
---------------------------                  ------------------------------          )
Margaret Barr Bruemmer                       Silas Keehn                             )
                                                                                     )
                                                                                     )
 /s/ Wiley N. Caldwell                       /s/ Eli Manchester, Jr.                 )
---------------------------                  ------------------------------          )
Wiley N. Caldwell                            Eli Manchester, Jr.                     )
                                                                                     )
                                                                                     )
 /s/ John C. Campbell, Jr.                   /s/ James T. Rhind                      )
---------------------------                  ------------------------------          )
John C. Campbell, Jr.                        James T. Rhind                          )
                                                                                     )
                                                                                     )
/s/ Kingman Douglass                         /s/ William A. Shumaker                 )
---------------------------                  ------------------------------          )
Kingman Douglass                             William A. Shumaker                     )

                        KEWAUNEE SCIENTIFIC CORPORATION

                                 Exhibit Index

                                                                   Page Number
                                                                  (or Reference)
                                                                  --------------

     3    Articles of incorporation and by-laws

          3.1     Restated Certificate of
                  incorporation (as amended)                             (3)

          3.2     By-Laws (as amended as of August 28, 1991)             (6)

          3.3     Amendment dated August 26, 1999 to the Bylaws of
                  Kewaunee Scientific Corporation                       (13)

          3.4     Amendment dated August 26, 2000 to the Bylaws of
                  Kewaunee Scientific Corporation                       (17)

    10    Material Contracts

          10.9    Kewaunee Scientific Corporation
                  Supplemental Retirement Plan                           (4)

          10.13   Kewaunee Scientific Corporation 1985
                  Re-Established Retirement Plan for
                  Salaried Employees                                     (2)

          10.13A  First Amendment dated June 4, 1996 to the
                  Kewaunee Scientific Corporation 1985
                  Re-Established Retirement Plan for
                  Salaried Employees                                    (10)

          10.13B  Second Amendment dated November 19, 1996 to the
                  Kewaunee Scientific Corporation 1985
                  Re-Established Retirement Plan for
                  Salaried Employees                                    (10)

          10.14   Kewaunee Scientific Corporation 1985
                  Re-Established Retirement Plan for
                  Hourly Employees                                       (2)

          10.14A  First Amendment dated August 27, 1996 to the
                  Kewaunee Scientific Corporation 1985
                  Re-Established Retirement Plan for
                  Hourly Employees                                      (10)

          10.14B  Second Amendment dated November 19, 1996 to the
                  Kewaunee Scientific Corporation 1985
                  Re-Established Retirement Plan for
                  Hourly Employees                                      (10)

                                                                    Page Number
                                                                  (or Reference)
                                                                  --------------

          10.19   Kewaunee Scientific Corporation 1991
                  Key Employee Stock Option Plan                         (5)

          10.19A  First Amendment dated August 28, 1996 to the
                  Kewaunee Scientific Corporation
                  Key Employee Stock Option Plan                         (9)

          10.19B  Second Amendment dated August 26, 1998 to the
                  Kewaunee Scientific Corporation
                  Key Employee Stock Option Plan                        (12)

          10.21   Kewaunee Scientific Corporation
                  Executive Deferred Compensation Plan                   (6)

          10.21A  Second Amendment dated June 17, 1997 to the
                  Kewaunee Scientific Corporation Executive
                  Deferred Compensation Plan                            (11)

          10.21B  Third Amendment dated June 17, 1997 to the
                  Kewaunee Scientific Corporation Executive
                  Deferred Compensation Plan                            (11)

          10.21C  Fourth Amendment dated December 1, 1998 to the
                  Kewaunee Scientific Corporation Executive
                  Deferred Compensation Plan                            (12)

          10.26   Kewaunee Scientific Corporation
                  Stock Option Plan for Directors                        (7)

          10.34   401(K) Incentive Savings Plan
                  for Salaried and Hourly Employees of
                  Kewaunee Scientific Corporation                        (8)

          10.34A  Amendments (2) dated June 17, 1997 to the 401(K)
                  Incentive Savings plan for Salaried and Hourly
                  Employees of Kewaunee Scientific Corporation          (11)

                                                                   Page Number
                                                                  (or Reference
                                                                  -------------

          10.38   Change of Control agreement dated as of
                  November 12, 1999 between William A. Shumaker
                  and the Registrant.                                  (14)

          10.39   Change of Control agreement dated as of
                  November 12, 1999 between D. Michael Parker
                  and the Registrant.                                  (14)

          10.40   Change of Control agreement dated as of
                  November 12, 1999 between James J. Rossi
                  and the Registrant.                                  (14)

          10.41   Change of Control agreement dated as of
                  January 20, 2000 between Kurt P. Rindoks
                  and the Registrant.                                  (14)

          10.42   Kewaunee Scientific Corporation
                  Pension Equalization Plan                            (15)

          10.42A  First Amendment dated May 27, 1999 to the
                  Kewaunee Scientific Corporation
                  Pension Equalization Plan                            (15)

          10.43   Letter Agreement dated as of July 18, 1997
                  between Roger L. Eggena and the Registrant            (1)

          10.44   Letter Agreement dated as of November 10, 1997
                  between Kenneth E. Sparks and the Registrant          (1)

          10.45   Kewaunee Scientific Corporation 2000 Key Employee
                  Stock Option Plan                                    (16)

          10.46   Fiscal Year 2002 Incentive Bonus Plan                 (1)

     13   Annual Reports to Stockholders for the fiscal year
          ended April 30, 2001 (Such Report, except to the
          extent incorporated herein by reference, is being
          furnished for the information of the Securities
          and Exchange Commission only and is not deemed filed
          as a part of this annual report on Form 10-K)                 (1)

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

(9) Filed as an exhibit to the Kewaunee Scientific Corporation Proxy Statement dated July 31, 1996, and incorporated herein by reference.

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

(13) Filed as an exhibit to the Kewaunee Scientific Corporation Quarterly Report to the Securities and Exchange Commission on Form 10-Q (Commission File No. 0-5286) for the quarterly period ended October 31, 1999, and incorporated herein by reference.

(14) Filed as an exhibit to the Kewaunee Scientific Corporation Quarterly Report to the Securities and Exchange Commission on Form 10-Q (Commission File No. 0-5286) for the quarterly period ended January 31, 2000, and incorporated herein by reference.

(15) Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 2000, and incorporated herein by reference.

(16) Filed as an exhibit to the Kewaunee Scientific Corporation Proxy Statement dated July 20, 2000 and incorporated herein by reference.

(17) Filed as an exhibit to the Kewaunee Scientific Corporation Quarterly Report to the Securities and Exchange Commission on Form 10-Q (Commission File No. 0-5286) for the quarterly period ended October 31, 2000, and incorporated herein by reference.