Form 10-Q
period 2001-07-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2001-09-13
CIK 55529

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q



 -----
|  X  |  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
 -----   Exchange Act of 1934

For the quarterly period ended July 31, 2001

 -----
|     |  Transition Report Pursuant to Section 13 or 15(d) of the Securities
 -----   Exchange Act of 1934

For the transition period from ____________ to _____________

Commission file number 0-5286


                        KEWAUNEE SCIENTIFIC CORPORATION
                        -------------------------------

             (Exact name of registrant as specified in its charter)

            Delaware                               38-0715562
--------------------------------------------------------------------
 (State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                Identification No.)

2700 West Front Street
Statesville, North Carolina                            28677
--------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

                                (704) 873-7202
                         ----------------------------

              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X     No
                                        ------      -------

As of August 31, 2001, the Registrant had outstanding 2,470,246 shares of Common Stock.

Pages: This report, excluding exhibits, contains 14 pages numbered sequentially from this cover page.

                        KEWAUNEE SCIENTIFIC CORPORATION

                               INDEX TO FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2001






                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION
------------------------------

Item 1. Financial Statements

        Condensed Statements of Operations -
         Three months ended July 31, 2001 and 2000                            3

        Condensed Balance Sheets - July 31, 2001
         and April 30, 2001                                                   4

        Condensed Statements of Cash Flows -
         Three months ended July 31, 2001 and 2000                            5

        Notes to Condensed Financial Statements                               6


Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  8

Review by Independent Accountants                                            11

Report of Independent Accountants                                            12


PART II.  OTHER INFORMATION
---------------------------

Item 4. Submission of Matters to a Vote of Security
         Holders                                                             13

Item 6. Exhibits and Reports on Form 8-K                                     13


SIGNATURE                                                                    14
---------

                        Part 1.  Financial Information

Item 1.  Financial Statements


                       Kewaunee  Scientific  Corporation
                     Condensed  Statements  of  Operations
                                  (Unaudited)
                     (in thousands, except per share data)





                                     Three months ended
                                          July 31
                                   ----------------------
                                      2001        2000
                                   ----------  ----------


Net sales                            $19,740     $19,370
Costs of products sold                16,533      15,692
                                   ----------  ----------

Gross profit                           3,207       3,678
Operating expenses                     2,752       3,281
                                   ----------  ----------

Operating earnings                       455         397
Interest expense                         (60)        (47)
Other income (expense)                    63         (15)
                                   ----------  ----------

Earnings before income taxes             458         335
Income tax expense                       165         121
                                   ----------  ----------

Net earnings                            $293        $214
                                    =========   =========

Net earnings per share
      Basic                            $0.12       $0.09
      Diluted                          $0.12       $0.09

Average number of common shares
   outstanding (in thousands)
      Basic                            2,472       2,466
      Diluted                          2,486       2,491





See accompanying notes to condensed financial statements.

                       Kewaunee  Scientific  Corporation
                          Condensed  Balance  Sheets
                                (in thousands)

                                                   July 31         April 30
                                                     2001            2001
                                                -------------   -------------
Assets                                           (Unaudited)
Current assets:
 Cash and cash equivalents                           $    349        $    488
 Receivables, less allowance                           17,585          17,629
 Inventories                                            5,330           4,370
 Deferred income taxes                                    915             915
 Prepaid income taxes                                     215             758
 Prepaid expenses and other current assets                857             498
                                                -------------   -------------
Total current assets                                   25,251          24,658
                                                -------------   -------------

Property, plant and equipment, at cost                 35,066          34,744
Accumulated depreciation                              (22,349)        (21,825)
                                                -------------   -------------
Net property, plant and equipment                      12,717          12,919
                                                -------------   -------------
Other assets                                            2,977           3,292
                                                -------------   -------------

Total Assets                                         $ 40,945        $ 40,869
                                                =============   =============


Liabilities  and  Stockholders'  Equity
Current liabilities:
 Short-term borrowings                               $    200        $     -
 Current portion of long-term debt                        620             620
 Accounts payable                                       5,245           5,334
 Employee compensation and amounts withheld             1,373           1,446
 Deferred Revenue                                         639           1,024
 Other accrued expenses                                 1,848           1,549
                                                -------------   -------------
Total current liabilities                               9,925           9,973
                                                -------------   -------------


Long-term debt                                          2,222           2,377
Deferred income taxes                                   1,063           1,063
Accrued employee benefit plan costs                     1,696           1,695
Other long-term liabilities                               187               -
                                                -------------   -------------
Total Liabilities                                      15,093          15,108
                                                -------------   -------------

Stockholders' equity:
 Common stock                                           6,550           6,550
 Additional paid-in-capital                               150             150
 Retained earnings                                     20,058          19,938
 Common stock in treasury, at cost                       (906)           (877)
                                                -------------   -------------
Total stockholders' equity                             25,852          25,761
                                                -------------   -------------

Total Liabilities and Stockholders' Equity           $ 40,945        $ 40,869
                                                =============   =============



See accompanying notes to condensed financial statements.

                        Kewaunee Scientific Corporation
                      Condensed Statements of Cash Flows
                                  (Unaudited)
                                (in thousands)


                                                       Three months ended
                                                           July 31
                                                       ------------------
                                                         2001     2000
                                                       -------- --------
Cash flows from operating activities:
Net earnings                                           $  293   $   214
Adjustments to reconcile net earnings to net cash
used in operating activities:
 Depreciation                                             524       562
 Provision for bad debts                                   33        33
 Decrease in prepaid income taxes                         543         -
 Decrease in receivables                                   11     1,356
 Increase in inventories                                 (960)   (1,428)
 Increase in accounts payable and
  other current liabilities                               137       127
 Other, net                                              (241)     (212)
                                                       ------   -------
Net cash provided by operating activities                 340       652
                                                       ------   -------
Cash flows from investing activities:
 Capital expenditures                                    (322)     (907)
                                                       ------   -------


Net cash used in investing activities                    (322)     (907)
                                                       ------   -------

Cash flows from financing activities:
 Payments on long-term debt                              (155)        -
 Increase in short-term borrowings                        200       426
 Dividends paid                                          (173)     (172)
 Purchase of treasury stock                               (29)        -
                                                       ------   -------
Net cash (used in) provided by financing activities      (157)      254
                                                       ------   -------
Decrease in cash and cash equivalents                    (139)       (1)

Cash and cash equivalents, beginning of period            488         9
                                                       ------   -------

Cash and cash equivalents, end of period               $  349   $     8
                                                       ======   =======



See accompanying notes to condensed financial statements.

                        Kewaunee Scientific Corporation
                    Notes to Condensed Financial Statements
                                  (unaudited)

A.  Financial Information
-------------------------

The unaudited interim condensed financial statements of Kewaunee Scientific Corporation (the "Company" or "Kewaunee") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These interim condensed financial statements should be read in conjunction with the financial statements and notes included in the Company's 2001 Annual Report to Stockholders.

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


B.  Inventories
---------------

Inventories consisted of the following (in thousands):

                        July 31, 2001  April 30, 2001
                        -------------  --------------
Finished products           $1,459         $1,023
Work in process              1,532          1,455
Raw materials                2,339          1,892
                            ------         ------
                            $5,330         $4,370
                            ======         ======

C.  Balance Sheet
-----------------

The Company's April 30, 2001 condensed balance sheet as presented herein is derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

D.  Segment Information
-----------------------

The following table shows net sales and profits by business segment for three months ended July 31, 2001 and 2000.

                              Laboratory    Technical
                              Products      Products    Corporate    Total
                              ----------    --------    ---------    -----

Three months ended
July 31, 2001
-------------

Revenues from
 external customers           $17,844         $1,896      --        $19,740
Intersegment revenues              --             --      --             --
Segment profit                    825           (184)   (183)           458


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

                 Item 2.  Management's Discussion and Analysis
                of Financial Condition and Results of Operations


The Company's 2001 Annual Report to Stockholders contains management's discussion and analysis of financial condition and results of operations at and for the year ended April 30, 2001. The following discussion and analysis describes material changes in the Company's financial condition since April 30, 2001. The analysis of results of operations compares the three months ended July 31, 2001 with the comparable period of the prior fiscal year.


Results of Operations
---------------------

The Company recorded sales of $19.7 million for the three months ended July 31, 2001, up 1.9% from sales of $19.4 million for the comparable period of the prior year. Sales of laboratory products increased 25.1% during the quarter over the same period last year, as the industrial research market for these products continued to improve. Sales of technical products, which are sold primarily to customers in the high-tech industry, declined 62.9% during the quarter from the same period last year, as the slowdown in high-tech capital spending reduced demand for these products.

The Company's gross profit margin for the three months ended July 31, 2001 was 16.2%, compared to 19.0% for the comparable period of the prior year. The decrease in the gross profit margin for the quarter resulted primarily from differences in the product sales mix, as sales of laboratory products increased during the quarter, while sales of technical products, which typically have higher profit margins, declined.

Operating expenses for the three months ended July 31, 2001 were $2.8 million, compared to $3.3 million for the comparable period of the prior year. As a percent of sales, operating expenses for the three months ended July 31, 2001 were 13.9% of sales, as compared to 16.9% of sales for the comparable period of the prior year. The decrease in operating expenses resulted primarily from lower sales commissions attributable to a change in product sales mix and lower marketing and administrative expenses.

Operating earnings of $455,000 were recorded for the three months ended July 31, 2001, as compared to $397,000 recorded in the comparable period of the prior year.

Interest expense was $60,000 for the three months ended July 31, 2001, compared to $47,000 for the comparable period of the prior year. The increase in interest expense for the current quarter resulted primarily from increased bank borrowings during the quarter, partially offset by lower interest rates.

Other income was $63,000 for the three months ended July 31, 2001, compared to other expense of $15,000 for the comparable period of the prior year.

Income tax expense of $165,000 was recorded for the three months ended July 31, 2001, as compared to an income tax expense of $121,000 recorded for the comparable period of the prior year. The effective tax rate was 36.0% for each of these periods.

Net earnings of $293,000, or $.12 per diluted share, was recorded for the three months ended July 31, 2001, compared to net earnings of $214,000, or $.09 per diluted share, for the comparable period of the prior year, as a result of the factors discussed above.


Liquidity and Capital Resources
-------------------------------

Historically, the Company's principal sources of liquidity have been funds generated from operations, supplemented as needed by the Company's credit facility. The Company believes that these sources will be sufficient to support ongoing business levels, including capital expenditures through the current fiscal year.

The Company had working capital of $15.3 million at July 31, 2001, as compared to $14.7 million at April 30, 2001. The ratio of current assets to current liabilities was 2.5-to-1 at July 31, 2001, unchanged from April 30, 2001. At July 31, 2001, advances of $200,000 were outstanding under the Company's $6.0 million revolving credit loan.

The Company's operations provided cash of $340,000 during the three months ended July 31, 2001. The cash provided was primarily attributable to operating earnings before depreciation and a reduction in prepaid income taxes, reduced by cash requirements associated with increased inventory levels. The Company's operations provided cash of $652,000 during the three months ended July 31, 2000, primarily attributable to operating earnings before depreciation, reduced by the net impact of cash requirements associated with reduced customer receivable balances and increased inventory levels.

During the three months ended July 31, 2001, the Company used cash of $322,000 for capital expenditures, primarily production equipment, compared to the use of $907,000 for such expenditures in the comparable period of the prior year.


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

                       REVIEW BY INDEPENDENT ACCOUNTANTS


A review of the interim financial information included in this Quarterly Report on Form 10-Q for the three months ended July 31, 2001 has been performed by PricewaterhouseCoopers LLP, the Company's independent accountants. Their report on the interim financial information follows.

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Kewaunee Scientific Corporation
Statesville, North Carolina


We have reviewed the accompanying condensed balance sheet of Kewaunee Scientific Corporation as of July 31, 2001, and the related statements of operations for the three-month period ended July 31, 2001 and the condensed statement of cash flows for the three-month period ended July 31, 2001. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the balance sheet as of April 30, 2001, and the related statements of operations, of stockholder's equity, and of cash flows for the year then ended (not presented herein), and in our report dated June 1, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of April 30, 2001 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



PricewaterhouseCoopers LLP
Charlotte, North Carolina
August 15, 2001

                          PART II.  OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders


        The Company's Annual Meeting of Stockholders was held on August 22, 2001. Each of the nominees for Class III directors was re-elected. The votes cast for and withheld from each such director were as follows:


          Director                              For     Withheld
          --------                           ---------  --------
          Kingman Douglass                   2,025,840   120,094
          Eli Manchester, Jr.                2,081,826    64,108


Item 6. Exhibits and Reports on Form 8-K

          (a)  Reports on Form 8-K

          No reports on Form 8-K were filed with the Commission during the three months ended July 31, 2001.

                                   SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    KEWAUNEE SCIENTIFIC CORPORATION
                                    -------------------------------

                                         (Registrant)



Date:  September 13, 2001           By   /s/ D. Michael Parker
                                       --------------------------------
                                       D. Michael Parker
                                       Senior Vice President, Finance
                                       Chief Financial Officer