Form 10-Q
period 2001-10-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2001-12-14
CIK 55529

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2001


[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to _________________

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

                                 (704) 873-7202
                  ---------------------------------------------

              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No _______
                                       ---

As of December 10, 2001, the Registrant had outstanding 2,463,996 shares of Common Stock.

Pages: This report, excluding exhibits, contains 14 pages numbered sequentially from this cover page.

                         KEWAUNEE SCIENTIFIC CORPORATION

                               INDEX TO FORM 10-Q

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2001

                                                                   Page Number
                                                                   -----------
PART I.  FINANCIAL INFORMATION
-----------------------------

Item 1. Financial Statements

        Condensed Statements of Operations -
         Three months and six months
         ended October 31, 2001 and 2000                                3

        Condensed Balance Sheets - October 31, 2001
         and April 30, 2001                                             4

        Condensed Statements of Cash Flows -
         Six months ended October 31, 2001 and 2000                     5

        Notes to Condensed Financial Statements                         6


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                   8

Review by Independent Accountants                                      11

Report by Independent Accountants                                      12


PART II. OTHER INFORMATION
--------------------------

Item 4. Submission of Matters to a Vote of
        Security Holders                                               13

Item 6. Exhibits and Reports on Form 8-K                               13

SIGNATURE                                                              14
---------

                Part 1. Financial Information

Item 1. Financial Statements

                         Kewaunee Scientific Corporation
                       Condensed Statements of Operations
                                   (Unaudited)

                                                   Three months ended              Six months ended
                                                       October 31                      October 31
                                              ---------------------------     --------------------------
                                                 2001            2000             2001           2000
                                              ---------       -----------     ----------      ----------
                                                       ($ in thousands, except per share data)
Net sales                                     $  22,525       $  21,416       $  42,265       $  40,786
Cost of products sold                            18,591          17,100          35,124          32,792
                                              ---------       ---------       ---------       ---------
Gross profit                                      3,934           4,316           7,141           7,994
Operating expenses                                2,858           3,018           5,610           6,299
                                              ---------       ---------       ---------       ---------
Operating earnings                                1,076           1,298           1,531           1,695
Interest expense                                    (59)            (85)           (119)           (132)
Other (expense) income                              (25)              8              38              (7)
                                              ---------       ---------       ---------       ---------
Earnings before income taxes                        992           1,221           1,450           1,556
Income tax  expense                                 354             439             519             560
                                              ---------       ---------       ---------       ---------

Net earnings                                  $     638       $     782       $     931       $     996
                                              =========       =========       =========       =========
Net earnings per share-
   Basic                                      $    0.26       $    0.32       $    0.38       $    0.40
   Diluted                                    $    0.26       $    0.31       $    0.38       $    0.40

Weighted average number of common shares
   outstanding (in thousands)-
   Basic                                          2,470           2,466           2,471           2,466
   Diluted                                        2,481           2,491           2,483           2,491

          See accompanying notes to condensed financial statements.

                         Kewaunee Scientific Corporation
                            Condensed Balance Sheets
                                 (in thousands)

                                                            October 31      April 30
                                                              2001            2001
                                                           -----------      --------
Assets                                                     (Unaudited)
------
Current assets:
  Cash and cash equivalents                                 $    409        $    488
  Receivables, less allowance                                 21,065          17,629
  Inventories                                                  5,042           4,370
  Deferred income taxes                                          915             915
  Prepaid income taxes                                             -             758
  Prepaid expenses and other current assets                      835             498
                                                            --------        --------
Total current assets                                          28,266          24,658
                                                            --------        --------
Property, plant and equipment, at cost                        35,773          34,744
Accumulated depreciation                                     (22,867)        (21,825)
                                                            --------        --------
Net property, plant and equipment                             12,906          12,919
                                                            --------        --------
Other assets                                                   2,955           3,292
                                                            --------        --------
Total Assets                                                $ 44,127        $ 40,869
                                                            ========        ========

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
  Short-term borrowings                                     $  1,714        $      -
  Current portion of long-term debt                              620             620
  Accounts payable                                             6,145           5,334
  Employee compensation and amounts withheld                   1,357           1,446
  Deferred Revenue                                             1,019           1,024
  Other accrued expenses                                       2,016           1,549
                                                            --------        --------
Total current liabilities                                     12,871           9,973
                                                            --------        --------

Long-term debt                                                 2,067           2,377
Deferred income taxes                                          1,070           1,063
Accrued employee benefit plan costs                            1,696           1,695
Other long-term liabilities                                      175               -
                                                            --------        --------
Total Liabilities                                             17,879          15,108
                                                            --------        --------

Stockholders' equity:
  Common stock                                                 6,550           6,550
  Additional paid-in-capital                                     137             150
  Retained earnings                                           20,522          19,938
  Common stock in treasury, at cost                             (961)           (877)
                                                            --------        --------
Total stockholders' equity                                    26,248          25,761
                                                            --------        --------

Total Liabilities and Stockholders' Equity                  $ 44,127        $ 40,869
                                                            ========        ========


See accompanying notes to condensed financial statements.

                         Kewaunee Scientific Corporation
                       Condensed Statements of Cash Flows
                                   (Unaudited)
                                ($ in thousands )

                                                                   Six months ended
                                                                      October 31
                                                               ---------------------
                                                                  2001          2000
                                                               -------      --------
Cash flows from operating activities:
Net earnings                                                   $   931      $    996
Adjustments to reconcile net earnings to net cash
provided by operating activities:
  Depreciation                                                   1,042           944
  Provision for bad debts                                           63            42
  Decrease in prepaid income taxes                                 758             -
  Increase in receivables                                       (3,499)         (230)
  Increase in inventories                                         (672)       (1,033)
  Increase in accounts payable and
    other current liabilities                                    1,189           313
  Other, net                                                       177          (286)
                                                               -------      --------
Net cash (used) provided by operating activities                   (11)          746
                                                               -------      --------

Cash flows from investing activities:
  Capital expenditures                                          (1,029)       (1,513)
                                                               -------      --------
Net cash used in investing activities                           (1,029)       (1,513)
                                                               -------      --------
Cash flows from financing activities:
  Payments on long-term debt                                      (310)            -
  Net increase in short-term borrowings                          1,714         1,104
  Dividends paid                                                  (346)         (345)
  Proceeds from exercise of stock options                            9             -
  Purchase of Treasury Stock                                      (106)            -
                                                               -------      --------
Net cash provided by financing activities                          961           759
                                                               -------      --------
(Decrease) increase in cash and cash equivalents                   (79)           (8)

Cash and cash equivalents, beginning of period                     488             9
                                                               -------      --------

Cash and cash equivalents, end of period                       $   409      $      1
                                                               =======      ========


See accompanying notes to condensed financial statements.

                         Kewaunee Scientific Corporation
                     Notes to Condensed Financial Statements
                                   (unaudited)


A.   Financial Information
--------------------------

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

B.   Inventories
----------------

Inventories consisted of the following (in thousands):

                             Oct. 31, 2001                April 30,2001
                             -------------                -------------

Finished products               $1,465                        $1,023
Work in process                  1,282                         1,455
Raw materials                    2,295                         1,892
                                ------                        ------
                                $5,042                        $4,370
                                ======                        ======

C.   Balance Sheet
     -------------

The Company's April 30, 2001 condensed balance sheet as presented herein is derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

D.  Segment Information
-----------------------

The following table shows net sales and profits by business segment for three months and six months ended October 31, 2001 and 2000.

                               Laboratory      Technical
                                Products       Products      Corporate         Total
                                --------       --------      ---------         -----
Three months ended
October 31, 2001
----------------

Revenues from
 external customers              $20,951         $1,574          --           $22,525
Intersegment revenue                 347             --        (347)               --
Segment profit                     1,260            (90)       (178)              992

Three months ended
October 31, 2000
----------------

Revenues from
 external customers              $17,532         $3,884          --           $21,416
Intersegment revenues                 --             70         (70)               --
Segment profit                     1,052            345        (176)            1,221

Six months ended
October 31, 2001
----------------

Revenues from
 external customers              $38,795         $3,470          --           $42,265
Intersegment revenues                451             --        (451)               --
Segment profit                     2,085           (274)       (361)            1,450

Six months ended
October 31, 2000
----------------

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

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

The Company's 2001 Annual Report to Stockholders contains management's discussion and analysis of financial condition and results of operations at and for the year ended April 30, 2001. The following discussion and analysis describes material changes in the Company's financial condition since April 30, 2001. The analysis of results of operations compares the three months and six months ended October 31, 2001 with the comparable periods of the prior fiscal year.

Results of Operations
---------------------

The Company recorded sales of $22.5 million for the three months ended October 31, 2001, up 5.2% from sales of $21.4 million for the comparable period of the prior year. Sales for the six months ended October 31, 2001 were $42.3 million, up 3.6% from sales of $40.8 million in the comparable period of the prior year.

Sales of laboratory products increased 19.5% and 22.0% during the three months and six months ended October 31, 2001, respectively over the same periods last year, reflecting the continuing improvement in the industrial research market and a healthy education market. Sales of technical products declined 59.5% and 61.4% during the three months and six months ended October 21, 2001, respectively, from the same periods last year, as the slowdown in high-tech capital spending reduced demand for these products.

The gross profit margin for the three months ended October 31, 2001 was 17.5% of sales, as compared to 20.2% of sales in the comparable quarter of the prior year. The gross profit margin for the six months ended October 31, 2001 was 16.9%, as compared to 19.6% in the comparable period of the prior year. The decrease in the gross profit margins for the three months and six months resulted primarily from differences in product sales mix, as sales of laboratory products increased, while sales of technical products, which typically have higher profit margins, declined. Additionally, gross profit margins were adversely affected by an unfavorable product sales mix within the laboratory products segment.

Operating expenses for the three months ended October 31, 2001 were $2.9 million, or 12.7% of sales, as compared to $3.0 million, or 14.1% of sales, in the comparable period of the prior year. Operating expenses for the six months ended October 31, 2001 were $5.6 million, or 13.3% of sales, as compared to $6.3 million, or 15.4% of sales, in the comparable period of the prior year. The decrease in operating expenses for the three months and six months was primarily attributable to lower marketing expenses, as well as lower general and administrative expenses.

Operating earnings of $1.0 million and $1.5 million were recorded for the three months and six months ended October 31, 2001, respectively. This compares to operating earnings of $1.3 million and $1.7 million for the comparable periods of the prior year.

Interest expense was $59,000 and $119,000 for the three months and six months ended October 31, 2001, respectively, compared to $85,000 and $132,000 for the comparable periods of the prior year. The decrease in interest expense for the current quarter and year resulted from lower interest rates in the current year, partially offset by increased bank borrowings during the current year.

Other expenses were $25,000 in the three months ended October 31, 2001 and other income of $38,000 for the six months ended October 31, 2001, compared to other income of $8,000 and other expense of $7,000 for the comparable periods of the prior year.

Income tax expense of $354,000 and $519,000 was recorded for the three months and six months ended October 31, 2001, respectively, as compared to income tax expense of $439,000 and $560,000 recorded for the comparable periods of the prior year. The effective tax rate was approximately 35.7% and 35.8% for the three and six months ended October 31, 2001 and 36.0% for the three and six months period ended October 31, 2000.

Net earnings of $638,000 and $931,000, or $.26 per diluted share and $.38 per diluted share, were recorded for the three months and six months ended October 31, 2001, respectively. This compares to net earnings of $782,000 and $996,000, or $.31 per diluted share and $.40 per diluted share, respectively, for the comparable periods of the prior year.


Liquidity and Capital Resources
-------------------------------

Historically, the Company's principal sources of liquidity have been funds generated from operations, supplemented as needed by short-term borrowings. The Company believes that these sources, will be sufficient to support ongoing business levels, including capital expenditures through the current fiscal year.

The Company had working capital of $15.4 million at October 31, 2001, as compared to $14.7 million at April 30, 2001. The ratio of current assets to current liabilities was 2.2-to-1 at October

31, 2001, as compared to 2.5-to-1 at April 30, 2001. At October 31, 2001, advances of $1,714,000 were outstanding under the Company's $6.0 million revolving credit loan.

The Company's operations used cash of $11,000 during the six months ended October 31, 2001. The net cash used was required to support increases in customer receivables and inventories, offset by funds provided through operating earnings and an increase in accounts payable. The Company's operations provided cash of $746,000 during six months ended October 31, 2000, primarily from operating earnings, partially offset by funds required to support increases in customer receivables and inventories.

During the six months ended October 31, 2001, the Company used cash of $1,029,000 for capital expenditures, primarily production equipment, compared to the use of $1,513,000 for such expenditures in the comparable period of the prior fiscal year.


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

                        REVIEW BY INDEPENDENT ACCOUNTANTS


A review of the interim financial information included in this Quarterly Report on Form 10-Q for the three months and six months ended October 31, 2001 has been performed by PricewaterhouseCoopers LLP, the Company's independent accountants. Their report on the interim financial information follows.

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Kewaunee Scientific Corporation
Statesville, North Carolina

We have reviewed the accompanying condensed balance sheet of Kewaunee Scientific Corporation as of October 31, 2001 and April 30, 2001, and the related condensed statements of operations for each of the three and six-month periods ended October 31, 2001 and October 31, 2000 and the condensed statement of cash flows for the six-month periods ended October 31, 2001 and October 31, 2000. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed interim financial information for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with auditing standards generally accepted in the United States of America, the balance sheet as of April 30, 2001, and the related statements of operations, of stockholder's equity, and of cash flows for the year then ended (not presented herein), and in our report dated June 1, 2001 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of April 30, 2001 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

PricewaterhouseCoopers LLP
Charlotte, North Carolina

November 19, 2001

                           PART II. OTHER INFORMATION


Item 4.    Submission of Matters to a Vote of Security Holders

           The Company's Annual Meeting of Stockholders was held on August 22, 2001. Information regarding the results of this meeting are incorporated by reference from the Company's Report on Form 10-Q for the three months ended July 31, 2001.

Item 6.    Exhibits and Reports on Form 8-K

         (a) Reports on Form 8-K

             No reports on Form 8-K were filed with the Commission during the three months ended October 31, 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        KEWAUNEE SCIENTIFIC CORPORATION
                                        -------------------------------

                                                   (Registrant)



Date:  December 12, 2001                By   /s/ D. Michael Parker
                                           -----------------------
                                           D. Michael Parker
                                           Senior Vice President,Finance
                                           Chief Financial Officer