Form 10-Q
period 2002-01-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2002-03-18
CIK 55529

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2002

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to _____________

Commission file number 0-5286

                         KEWAUNEE SCIENTIFIC CORPORATION
                         -------------------------------

             (Exact name of registrant as specified in its charter)

          Delaware                                              38-0715562
-------------------------------------------------------------------------------

(State or other jurisdiction of                               (I.R.S.Employer
 incorporation or organization)                             Identification No.)

2700 West Front Street
Statesville, North Carolina                                       28677
-------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

                                 (704) 873-7202
                             ------------------

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

As of March 8, 2002, the Registrant had outstanding 2,468,996 shares of Common Stock.

Pages: This report, excluding exhibits, contains 14 pages numbered sequentially from this cover page.

                         KEWAUNEE SCIENTIFIC CORPORATION

                               INDEX TO FORM 10-Q

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2002

                                                                     Page Number
                                                                     -----------

PART I.  FINANCIAL INFORMATION
------------------------------

Item 1. Financial Statements

        Condensed Statements of Operations -
         Three months and nine months
         ended January 31, 2002 and 2001                                       3

        Condensed Balance Sheets - January 31, 2002
         and April 30, 2001                                                    4

        Condensed Statements of Cash Flows -
         Nine months ended January 31, 2002 and 2001                           5

        Notes to Condensed Financial Statements                                6

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                   8

Review by Independent Accountants                                             11

Report by Independent Accountants                                             12

PART II.  OTHER INFORMATION
---------------------------

Item 6.        Exhibits and Reports on Form 8-K                               13

SIGNATURE                                                                     14
---------

                          Part 1. Financial Information

Item 1.  Financial Statements

                         Kewaunee Scientific Corporation
                       Condensed Statements of Operations
                                   (Unaudited)

                                             Three months ended              Nine months ended
                                                 January 31                     January 31
                                         ---------------------------    ---------------------------
                                            2002          2001             2002           2001
                                         ------------  ------------    -------------  -------------
                                                         ($ in thousands, except per share data)

Net sales                                    $20,798       $17,632          $63,063        $58,418
Cost of products sold                         17,113        14,627           52,237         47,419
                                         ------------  ------------    -------------  -------------

Gross profit                                   3,685         3,005           10,826         10,999
Operating expenses                             3,081         2,923            8,691          9,222
                                         ------------  ------------    -------------  -------------

Operating earnings                               604            82            2,135          1,777
Interest expense                                 (50)          (64)            (169)          (196)
Other (expense) income, net                       (6)         (327)              32           (334)
                                         ------------  ------------    -------------  -------------

Earnings (loss) before income taxes              548          (309)           1,998          1,247
Income tax expense (benefit)                     132          (111)             651            449
                                         ------------  ------------    -------------  -------------

Net earnings (loss)                          $   416         ($198)         $ 1,347        $   798
                                         ============  ============    =============  =============

Net earnings (loss)  per share-
   Basic                                     $  0.17        ($0.08)         $  0.55        $  0.32
   Diluted                                   $  0.17        ($0.08)         $  0.54        $  0.32

Weighted average number of common shares
   outstanding (in thousands)-
   Basic                                       2,464         2,466            2,468          2,466
   Diluted                                     2,474         2,466            2,480          2,492

See accompanying notes to condensed financial statements.

                         Kewaunee Scientific Corporation
                            Condensed Balance Sheets
                                 (in thousands)

                                                                 January 31            April 30
                                                                    2002                 2001
                                                              -----------------    ----------------
Assets                                                           (Unaudited)
------
Current assets:
  Cash and cash equivalents                                             $   361             $   488
  Receivables, less allowance                                            20,152              17,629
  Inventories                                                             4,772               4,370
  Deferred income taxes                                                     915                 915
  Prepaid income taxes                                                       41                 758
  Prepaid expenses and other current assets                                 808                 498
                                                              -----------------    ----------------
Total current assets                                                     27,049              24,658
                                                              -----------------    ----------------

Property, plant and equipment, at cost                                   36,091              34,744
Accumulated depreciation                                                (23,414)            (21,825)
                                                              -----------------    ----------------
Net property, plant and equipment                                        12,677              12,919
                                                              -----------------    ----------------
Other assets                                                              2,952               3,292
                                                              -----------------    ----------------

Total Assets                                                            $42,678             $40,869
                                                              =================    ================


Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
  Short-term borrowings                                                 $ 1,471             $     -
  Current portion of long-term debt                                         681                 620
  Accounts payable                                                        5,549               5,334
  Employee compensation and amounts withheld                              1,695               1,446
  Deferred Revenue                                                          593               1,024
  Other accrued expenses                                                  1,151               1,549
                                                              -----------------    ----------------
Total current liabilities                                                11,140               9,973
                                                              -----------------    ----------------


Long-term debt                                                            2,100               2,377
Deferred income taxes                                                     1,070               1,063
Accrued employee benefit plan costs                                       1,695               1,695
Other long-term liabilities                                                 181                   -
                                                              -----------------    ----------------
Total Liabilities                                                        16,186              15,108
                                                              -----------------    ----------------

Stockholders' equity:
  Common stock                                                            6,550               6,550
  Additional paid-in-capital                                                137                 150
  Retained earnings                                                      20,766              19,938
  Common stock in treasury, at cost                                        (961)               (877)
                                                              -----------------    ----------------
Total stockholders' equity                                               26,492              25,761
                                                              -----------------    ----------------

Total Liabilities and Stockholders' Equity                              $42,678             $40,869
                                                              =================    ================


See accompanying notes to condensed financial statements.

                         Kewaunee Scientific Corporation
                       Condensed Statements of Cash Flows
                                   (Unaudited)
                                ($ in thousands)


                                                                     Nine months ended
                                                                         January 31
                                                                ----------------------------
                                                                       2002             2001
                                                                -----------     ------------
Cash flows from operating activities:
Net earnings                                                         $1,347          $   798
Adjustments to reconcile net earnings to net cash
provided by operating activities:
  Depreciation                                                        1,589            1,619
  Provision for bad debts                                                94               70
  Decrease in prepaid income taxes                                      717                -
  (Increase) decrease in receivables                                 (2,617)           2,147
  Increase in inventories                                              (402)            (637)
  Increase (decrease) in accounts payable and
    other current liabilities                                            67           (1,503)
  Other, net                                                           (214)             (95)
                                                                -----------     ------------

Net cash provided by operating activities                               581            2,399
                                                                -----------     ------------

Cash flows from investing activities:
  Capital expenditures                                               (1,347)          (1,469)
                                                                -----------     ------------

Net cash used in investing activities                                (1,347)          (1,469)
                                                                -----------     ------------

Cash flows from financing activities:
  Proceeds from Long-Term Debt                                          250                -
  Payments on long-term debt                                           (466)               -
  Net increase (decrease) in short-term borrowings                    1,471             (413)
  Dividends paid                                                       (519)            (518)
  Proceeds from exercise of stock options                                 9                -
  Purchase of Treasury Stock                                           (106)               -
                                                                -----------     ------------

Net cash provided (used) by financing activities                        639             (931)
                                                                -----------     ------------
(Decrease) increase in cash and cash equivalents                       (127)              (1)

Cash and cash equivalents, beginning of period                          488                9
                                                                -----------     ------------

Cash and cash equivalents, end of period                             $  361           $    8
                                                                ===========     ============

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

B.  Inventories
---------------

Inventories consisted of the following (in thousands):

                                         Jan. 31, 2002    April 30,2001
                                         -------------    -------------

Finished products                           $1,113            $1,023
Work in process                              1,696             1,455
Raw materials                                1,963             1,892
                                            ------            ------
                                            $4,772            $4,370
                                            ======            ======

C.  Balance Sheet
-----------------

The Company's April 30, 2001 condensed balance sheet as presented herein is derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles, in the United States of America.

D.   Segment Information
------------------------

The following table shows net sales and earnings (loss) before income taxes by business segment for three months and nine months ended January 31, 2002 and 2001 (in thousands):

                         Laboratory     Technical
                         Products       Products     Corporate     Total
                         --------       --------     ---------     -----
Three months ended
January 31, 2002
----------------

Revenues from
 external customers      $ 19,377       $  1,421     $    --       $ 20,798
Intersegment revenues         237             --        (237)            --
Earnings (loss)
 before income taxes          896           (142)       (206)           548

Three months ended
January 31, 2001
----------------

Revenues from
 external customers      $ 14,365       $  3,267     $    --       $ 17,632
Intersegment revenues          --             52         (52)            --
Earnings (loss)
 before income taxes          (53)           222        (478)          (309)


Nine months ended
January 31, 2002
----------------

Revenues from
 external customers      $ 58,172       $  4,891     $    --       $ 63,063
Intersegment revenues         688             --        (688)            --
Earnings (loss)
 before income taxes        2,981           (416)       (567)         1,998

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

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

The Company's 2001 Annual Report to Stockholders contains management's discussion and analysis of financial condition and results of operations at and for the year ended April 30, 2001. The following discussion and analysis describes material changes in the Company's financial condition since April 30, 2001. The analysis of results of operations compares the three months and nine months ended January 31, 2002 with the comparable periods of the prior fiscal year.

Results of Operations
---------------------

The Company recorded sales of $20.8 million for the three months ended January 31, 2002, up 18.0% from sales of $17.6 million for the comparable period of the prior year. Sales for the nine months ended January 31, 2002 were $63.1 million, up 8.0% from sales of $58.4 million in the comparable period of the prior year.

Sales of laboratory products increased 34.9% and 26.0% during the three months and nine months ended January 31, 2002, respectively, over the same periods last year, reflecting the continuing strong industrial research market and healthy education markets. Sales of technical products declined 56.5% and 60.9% during the three months and nine months ended January 31, 2002, respectively, over the same periods last year, as the high-tech sector of the economy remained depressed.

The gross profit margin for the quarter ended January 31, 2002 was 17.7% of sales, as compared to 17.0% of sales in the comparable quarter of the prior year. The gross profit margin for the nine months ended January 31, 2002 was 17.2%, as compared to 18.8% in the comparable period of the prior year. The improved gross profit margins experienced during the current quarter resulted primarily from an improved sales product mix of laboratory products, which more than offset the unfavorable impact of lower sales of technical products, which typically have higher profit margins. The lower gross profit margins experienced during the nine months resulted primarily from an unfavorable product sales mix between the two business segments.

Operating expenses for the current quarter ended January 31, 2002 were $3.1 million, or 14.8% of sales, as compared to $2.9 million, or 16.6% of sales, in the comparable quarter of the prior year. Operating expenses for the nine months ended January 31, 2002 were $8.7 million, or 13.8% of sales, as compared to $9.2 million, or 15.8% of sales, in the comparable period of the prior year. The increase in operating expenses for the current quarter reflect an increase in general and administrative costs. The decrease in operating expenses for the nine months was primarily attributable to lower commission expenses resulting from the decline in sales of technical products, partially offset by higher commission expenses resulting from the increase in sales of laboratory products.

Operating earnings of $604,000 and $2.1 million were recorded for the three months and nine months ended January 31, 2002, respectively. This compares to operating earnings of $82,000 and $1.8 million for the comparable periods of the prior year.

Interest expense was $50,000 and $169,000 for the three months and nine months ended January 31, 2002, respectively, compared to $64,000 and $196,000 for the similar periods of the prior year. The decrease in interest expense in the current quarter and nine months resulted primarily from lower interest rates during the current year.

Other expense was $6,000 for the three months ended January 31, 2002, and other income of $32,000 for nine months ended January 31, 2002, compared to other expense of $327,000 and $334,000 for comparable periods for prior year, respectively. Other expense for the three and nine month periods of the prior year include a charge of $391,000 associated with the resolution of a dispute between the Company and a general contractor.

An income tax expense of $132,000 and $651,000 was recorded for the three months and nine months ended January 31, 2002, respectively, as compared to income tax benefit of $111,000 and an expense of $449,000 recorded for the comparable periods of the prior year. The effective tax rate was approximately 24.1% for the three months and 32.6% for the nine months ended January 31, 2002. The effective tax rate was 36% for the three and nine months ended January 31, 2001. The lower effective tax rate for the three and nine month periods of the current year reflect the impact of state income tax credits earned by the Company from investments in certain qualifying machinery and equipment.

Net earnings of $416,000 and $1,347,000, or $.17 per diluted share and $.54 per diluted share, were recorded for the three and nine months ended January 31, 2002. This compares to a net loss of $198,000, or $.08 per diluted share, and net earnings of $798,000, or $.32 per diluted share, respectively, for comparable periods of the prior year.

Liquidity and Capital Resources
-------------------------------

Historically, the Company's principal sources of liquidity have been funds generated from operations, supplemented as needed by short-term borrowings. The Company believes that these sources will be sufficient to support ongoing business levels, including capital expenditures through the current fiscal year.

The Company had working capital of $15.9 million at January 31, 2002, as compared to $14.7 million at April 30, 2001. The ratio of current assets to current liabilities was 2.4-to-1 at January 31, 2002, as compared to 2.5-to-1 at April 30, 2001. At January 31, 2002, advances of $1,471,000 were outstanding under the Company's $6.0 million revolving credit loan.

The Company's operations provided cash of $581,000 during the nine months ended January 31, 2002, primarily from earnings, partially offset by an increase in accounts receivable. The Company's operations provided cash of $2.4 million during the nine months ended January 31, 2001, primarily from earnings and a reduction in accounts receivable, partially offset by a decrease in accounts payable and other current liabilities.

During the nine months ended January 31, 2002, the Company used cash of $1.3 million for capital expenditures, primarily production equipment, compared to the use of $1.5 million for capital expenditures in the comparable period of the prior year.

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

                        REVIEW BY INDEPENDENT ACCOUNTANTS


A review of the interim financial information included in this Quarterly Report on Form 10-Q for the three months and nine months ended January 31, 2002 has been performed by PricewaterhouseCoopers LLP, the Company's independent accountants. Their report on the interim financial information follows.

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Kewaunee Scientific Corporation
Statesville, North Carolina


We have reviewed the accompanying condensed balance sheet of Kewaunee Scientific Corporation as of January 31, 2002 and April 30, 2001, and the related condensed statements of operations for each of the three and nine-month periods ended January 31, 2002 and January 31, 2001 and the condensed statement of cash flows for the nine-month periods ended January 31, 2002 and January 31, 2001. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim condensed financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with auditing standards generally accepted in the United States of America, the balance sheet as of April 30, 2001 and the related statements of operations, of stockholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated June 1, 2001 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of April 30, 2001, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


PricewaterhouseCoopers LLP
Charlotte, North Carolina

February 14, 2002

                           PART II. OTHER INFORMATION



Item 6.    Exhibits and Reports on Form 8-K

         (a)    Reports on Form 8-K

                No reports on Form 8-K were filed with the Commission during the three months ended January 31, 2002.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          KEWAUNEE SCIENTIFIC CORPORATION
                                          -------------------------------

                                                    (Registrant)





Date:  March 15, 2002                     By   /s/ D. Michael Parker
                                             --------------------------------
                                             D. Michael Parker
                                             Senior Vice President Finance
                                             Chief Financial Officer