Form 10-K
period 2002-04-30
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2002-07-17
CIK 55529

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended April 30, 2002 or
                          --------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 0-5286
                       ------

                         KEWAUNEE SCIENTIFIC CORPORATION
                         -------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                        38-0715562
---------------------------------            ----------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

2700 West Front Street
Statesville, North Carolina                               28677-2927
---------------------------------            ----------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code: (704) 873-7202 Securities registered pursuant to Section 12(b) of the Act: None
                                                           ------
Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock $2.50 par value
                          ----------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No____
                                      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of 1,779,542 shares of voting stock held by non-affiliates of the Registrant was approximately $18,756,373 based on the last reported sale price of the Registrant's Common Stock on July 2, 2002. (Only shares beneficially owned by directors of the Registrant (excluding shares subject to options) were excluded as shares held by affiliates. By including or excluding shares owned by anyone, the Registrant does not admit for any other purpose that any person is or is not an affiliate of the Registrant.)

As of July 5, 2002, the Registrant had outstanding 2,469,996 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: Those portions of Kewaunee Scientific Corporation's annual report to stockholders for the fiscal year ended April 30, 2002, and of the proxy statement for use in connection with Kewaunee Scientific Corporation's annual meeting of stockholders to be held on August 28, 2002, indicated in this report are incorporated by reference into Parts I, II and III hereof.

         Table of Contents                                                   Page or Reference
         -----------------                                                   -----------------
PART I

         Item 1.  Business                                                          3

         Item 2.  Properties                                                        4

         Item 3.  Legal Proceedings                                                 5

         Item 4.  Submission of Matters to a Vote of Security Holders               5

PART II

         Item 5.  Market for Registrant's Common Equity and Related
                  Stockholder Matters                                               6

         Item 6.  Selected Financial Data                                           6

         Item 7.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                               6

         Item 7A. Quantitative and Qualitative Disclosures About Market Risk        6

         Item 8.  Financial Statements and Supplementary Data                       6

         Item 9.  Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                               6

PART III

         Item 10. Directors and Executive Officers of the Registrant                7

         Item 11. Executive Compensation                                            8

         Item 12. Security Ownership of Certain Beneficial Owners
                  and Management                                                    8

         Item 13. Certain Relationships and Related Transactions                    8

PART IV

         Item 14. Exhibits, Financial Statement Schedules, and Reports on
                  Form 8-K                                                          9

SIGNATURES                                                                         12

EXHIBIT INDEX                                                                      13

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

                  The Company's operations are classified into two business segments: laboratory products and technical products. The laboratory products segment principally designs, manufactures, and installs steel and wood laboratory furniture, worksurfaces, and fume hoods. Laboratory products are sold principally to pharmaceutical, biotechnology, industrial, chemical and commercial research laboratories, educational institutions, health care institutions, and governmental entities. The technical products segment principally manufactures and sells technical furniture including network storage systems, workstations, workbenches, computer enclosures, and related accessories. Technical products are sold principally to manufacturing facilities and users of computer and networking furniture. Financial information pertaining to each of the Registrant's business segments is presented in Note 9, "Segment Information," at page 25 of the Registrant's annual report to stockholders for the year ended April 30, 2002, which Note is incorporated herein by reference.

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

                  The Registrant's business is not cyclical, although sales are sometimes lower during the Registrant's third quarter because of slower construction activity in certain areas of the country during the winter months. The Registrant's business is not dependent on any one or a few customers; however, sales to VWR International represented 12 percent, 13 percent, and 11 percent of the Registrant's total sales in fiscal years 2002, 2001 and 2000, respectively.

                  The Registrant's sales order backlog at April 30, 2002 was $34.2 million, down from $35.5 million at April 30, 2001 and up from $31.5 million at April 30, 2000. All but $1.5 million of the backlog at April 30, 2002 was scheduled for shipment during fiscal year 2003; however, it may reasonably be expected that delays in shipments will occur because of customer rescheduling or delay in completion of projects which involve the installation of the Registrant's products. Based on past experience, the Registrant expects that more than 90 percent of its backlog scheduled for shipment in fiscal year 2003 will be shipped during that year.

Competition

                  The Registrant considers the industries in which it competes to be highly competitive and believes that the principal competitive factors are price, product performance, and customer service. A significant portion of the business of the Registrant is based upon competitive public bidding.

Research and Development

                  The amount spent during the fiscal year ended April 30, 2002 on company-sponsored research and development activities related to new products or services or improvement of existing products or services was $618,273. The amounts spent for similar purposes in the fiscal years ended April 30, 2001 and 2000 were $742,860 and $783,046, respectively.

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

Employees

                  The number of persons employed by the Registrant at April 30, 2002 was 609.

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

                  The plants in Statesville, North Carolina are located in three separate adjacent buildings, which contain manufacturing facilities and warehouse space. Sales and marketing, administration, engineering and drafting personnel and facilities are also located in each of the three buildings. The Registrant's corporate offices are located in the largest building. The plant buildings together comprise approximately 382,000 square feet and are located on approximately 20 acres of land. In addition, at April 30, 2002, the Registrant leased multiple warehouse facilities totaling 62,000 square feet in

Statesville, North Carolina. The Registrant has entered into an agreement to lease a 100,000 square foot warehouse facility in Statesville once construction of such facility is completed. The new facility is expected to be completed in late calendar year 2002 and will replace the warehouse facilities leased by the Registrant at April 30, 2002.

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

ITEM 3.  LEGAL PROCEEDINGS

       The Company is involved in a legal dispute with Bernards Bros. Inc., a former customer of the Company. The dispute is the subject of lengthy arbitration proceedings completed in December 2000. The arbitration was the result of a claim for unpaid contract amounts owed to the Registrant by Bernards Bros. Inc. and a counter-claim by Bernards Bros. Inc. against the Registrant for breach of contract, claiming that the Company unreasonably delayed Bernards Bros. Inc.'s project. In fiscal year 2001, the Company recorded a charge of $391,000, including an estimated liability of $134,000 for final settlement of the matter, based on its interpretation of the Arbitrator's award. In fiscal year 2002, pursuant to a Petition to Confirm Arbitration Award in Los Angeles Superior Court, a judgment was issued against the Company in this matter for approximately $1.3 million. The Company believes that the judgment entered by the trial court is inconsistent with the Arbitrator's award, and the Company intends to vigorously contest such judgment. The Company has filed an appeal with the Court of Appeals of the State of California (Bernards Bros. v. Kewaunee Scientific, et. al. Appellate Case No. B 152623) regarding this judgment. If appeal efforts are unsuccessful, the Company could be liable up to the amount of the judgment.

       From time to time, the Registrant is involved in certain other disputes and litigation relating to claims arising out of its operations in the ordinary course of business. Further, the Registrant periodically is subject to government audits and inspections. The Registrant believes that any such matters presently pending will not, individually or in the aggregate, have a material adverse effect on the Registrant's results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Not Applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

           Incorporated by reference from the Registrant's annual report to stockholders for the fiscal year ended April 30, 2002, page 28, sections entitled "Range of Market Prices" and "Quarterly Financial Data". As of July 5, 2002, the Registrant estimates there were approximately 1,020 stockholders of the Registrant's common shares, of which 289 were stockholders of record.

ITEM 6.  SELECTED FINANCIAL DATA

           Incorporated by reference from the Registrant's annual report to stockholders for the fiscal year ended April 30, 2002, page 27, section entitled "Summary of Selected Financial Data."

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

           Incorporated by reference from the Registrant's annual report to stockholders for the fiscal year ended April 30, 2002, pages 10-13, section entitled "Management's Discussion and Analysis."

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           The Registrant is exposed to market risk in the area of interest rates. This exposure is associated with amounts outstanding under a bank note, certain lease obligations for production machinery, and any future advances under the revolving credit loan, all of which are priced on a floating rate basis. The Registrant believes that this exposure to market risk is not material. The Registrant entered into an interest swap agreement in fiscal year 2002, whereby $1.5 million of the outstanding principal amount of the bank note effectively converts to a fixed rate of 6.37%, beginning May 1, 2002. The notional amount of this interest rate hedge is reduced in the same proportion as the principal balance of the bank note over the remaining term of the bank note.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           Incorporated by reference from the Registrant's annual report to stockholders for the fiscal year ended April 30, 2002, pages 14-26.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

           Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           (a) Incorporated by reference from the Registrant's proxy statement for use in connection with its annual meeting of stockholders to be held on August 28, 2002, pages 1-4, section entitled "Election of Directors".

           (b) The names and ages of the Registrant's executive officers and their business experience during the past five years are set forth below:

                      Executive Officers of the Registrant

      Name                          Age                                  Position
      ----                          ---                                  --------
William A. Shumaker                  54                   President and Chief Executive Officer

D. Michael Parker                    50                   Senior Vice President, Finance,
                                                          Chief Financial Officer,
                                                          Treasurer and Secretary

Roger L. Eggena                      61                   Vice President, Manufacturing

James J. Rossi                       60                   Vice President, Human Resources

Kurt P. Rindoks                      44                   Vice President, Engineering
                                                          and Product Development


Kenneth E. Sparks                    39                   Vice President,
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

           Kurt P. Rindoks joined the Registrant in July 1985 as an engineer and was promoted to Director of Engineering in July 1999 and to Director of Product Development in May 1992. He has served as Vice President of Engineering and Product Development since September 1996. Additionally, from May 1998 through October 2001, he served as General Manager of the Company's Resin Materials Division.

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

ITEM 11. EXECUTIVE COMPENSATION

           Incorporated by reference from the Registrant's proxy statement for use in connection with its annual meeting of stockholders to be held on August 28, 2002, pages 5-7, section entitled "Executive Compensation," pages 8-9, section entitled "Compensation Committee Report on Executive Compensation," and page 12, section entitled "Agreements with Certain Executives."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

           Information regarding the security ownership of certain beneficial owners and management is incorporated by reference from the Registrant's proxy statement for use in connection with its annual meeting of stockholders to be held on August 28, 2002, pages 13-14, sections entitled "Security Ownership of Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners."

           The following table sets forth certain information as of April 30, 2002 with respect to compensation plans under which our equity securities are authorized for issuance:


                                           Number of               Weighted average         Number of securities
                                       securities to be            exercise price of       remaining available for
                                          issued upon             outstanding options,     future issuance under
                                          exercise of             warrants and rights        equity compensation
                                          outstanding                                         plans (excluding
                                       options, warrants                                    securities reflected in
                                           and rights                                            column (a))
       Plan Category                           (a)                         (b)                       (c)
  ---------------------------          -----------------          --------------------     -------------------------
Equity Compensation Plans
approved by Security Holders:
    1991 Key Employee Stock                   141,074                    $9.37                           -0-
      Option Plan
    1993 Stock Option Plan for                  5,000                    $9.95                           -0-
      Directors
     2000 Key Employee Stock                   40,750                    $9.55                        59,250
      Option Plan

Equity Compensation Plans not
approved by Security Holders:                     ---                      ---                           ---

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           Incorporated by reference from the Registrant's proxy statement for use in connection with its annual meeting of stockholders to be held on August 28, 2002, pages 1-4, section entitled "Election of Directors" and page 12, section entitled "Agreements with Certain Executives."

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K

               The following documents are filed or incorporated by reference as part of this report:

                                                                                                   Page or
(a)(1)         Financial Statements                                                               Reference
               --------------------                                                              ---------
               Consolidated Statements of Operations
                Years ended April 30, 2002, 2001 and 2000                                             14*

               Consolidated Statements of Stockholders' Equity
                Years ended April 30, 2002, 2001 and 2000                                             14*

               Consolidated Balance Sheets - April 30, 2002 and 2001                                  15*

               Consolidated Statements of Cash Flows - Years ended
                April 30, 2002, 2001 and 2000                                                         16*

               Notes to Financial Statements                                                        17-25*

               Report of Independent Accountants                                                      26*

(a)(2)         Financial Statement Schedule
               ----------------------------

               Report of Independent Accountants on Financial
                Statement Schedules                                                                   10

               Schedule I - Valuation and Qualifying Accounts                                         11

               All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)(3)         Exhibits
               --------

               Exhibits required by Item 601 of Regulation S-K are listed in the
               Exhibit Index, which is attached hereto at pages 13 through 17 and which is incorporated herein by reference.

(b)            Reports on Form 8-K
               -------------------

               No reports on Form 8-K were filed during the Registrant's fiscal year ended April 30, 2002.


__________________________

* Matters incorporated by reference to the page numbers shown in the Registrant's annual report to stockholders for the year ended April 30, 2002.

      REPORT OF INDEPENDENT ACCOUNTANTS ON CONSOLIDATED FINANCIAL STATEMENT
                                    SCHEDULES

To the Stockholders and Board of Directors of Kewaunee Scientific Corporation

Our audits of the financial statements referred to in our report dated June 3, 2002 appearing in the 2002 Annual Report to Shareholders of Kewaunee Scientific Corporation (which report and financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, Page 1 of this Financial Statement Schedule related to fiscal years ended April 30, 2002, 2001, and 2000 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

PRICEWATERHOUSECOOPERS LLP
Charlotte, North Carolina
June 3, 2002

                                                              Schedule I, Page 1

                         Kewaunee Scientific Corporation
                        Valuation and Qualifying Accounts
                                ($ in thousands)

                                                  Balance at
                                                  Beginning           Bad Debt                          Balance at
         Description                              of Period           Expense         Deductions*      End of Period
         -----------                              ---------           -------         ----------       -------------
Year ended April 30, 2002
  Allowance for doubtful accounts                    $389               $155              $  53              $597
                                                     ====               ====              =====              ====
Year ended April 30, 2001
  Allowance for doubtful accounts                    $490               $144              $(245)             $389
                                                     ====               ====              =====              ====
Year ended April 30, 2000
  Allowance for doubtful accounts                    $387               $123              $ (20)             $490
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

                                      KEWAUNEE SCIENTIFIC CORPORATION

                                      By: /s/ William A. Shumaker
                                         ---------------------------------------
                                           William A. Shumaker
                                           President and Chief Executive Officer

Date: July 17, 2002

          Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

(i)       Principal Executive Officer                            )
                                                                 )
          /s/  William A. Shumaker                               )
          -------------------------------
          William A. Shumaker                                    )
          President and Chief Executive Officer                  )
                                                                 )
(ii)      Principal Financial and Accounting Officer             )
                                                                 )
          /s/ D. Michael Parker                                  )
          ----------------------------
          D. Michael Parker                                      )
          Senior Vice President-Finance                          )
          Chief Financial Officer                                )
          Treasurer and Secretary                                )
                                                                 )
(iii)     A majority of the Board of Directors:                  ) July 17, 2002
                                                                 )
                                                                 )
 /s/ Margaret Barr Bruemmer        /s/ Silas Keehn               )
---------------------------        ----------------
Margaret Barr Bruemmer             Silas Keehn                   )
                                                                 )
                                                                 )
 /s/ John C. Campbell, Jr.         /s/ Eli Manchester, Jr.       )
--------------------------         ------------------------
John C. Campbell, Jr.              Eli Manchester, Jr.           )
                                                                 )
                                                                 )
 /s/ William A. Shumaker           /s/ James T. Rhind            )
------------------------           -------------------
William A. Shumaker                James T. Rhind                )

                         KEWAUNEE SCIENTIFIC CORPORATION

                                  Exhibit Index
                                  -------------

                                                                                                      Page Number
                                                                                                     (or Reference)
                                                                                                     --------------
         3        Articles of incorporation and by-laws

                  3.1      Restated Certificate of
                           incorporation (as amended)                                                       (3)

                  3.2      By-Laws (as amended as of May 22, 2002)                                          (1)

         10       Material Contracts

                  10.9     Kewaunee Scientific Corporation
                           Supplemental Retirement Plan                                                     (4)

                  10.13    Kewaunee Scientific Corporation 1985
                           Re-Established Retirement Plan for
                           Salaried Employees                                                               (2)

                  10.13A   First Amendment dated June 4, 1996 to the Kewaunee
                           Scientific Corporation 1985 Re-Established Retirement
                           Plan for Salaried Employees                                                     (10)

                  10.13B   Second Amendment dated November 19, 1996 to the
                           Kewaunee Scientific Corporation 1985 Re-Established
                           Retirement Plan for Salaried Employees                                          (10)

                  10.14    Kewaunee Scientific Corporation 1985
                           Re-Established Retirement Plan for
                           Hourly Employees                                                                 (2)

                  10.14A   First Amendment dated August 27, 1996 to the Kewaunee
                           Scientific Corporation 1985 Re-Established Retirement
                           Plan for Hourly Employees                                                       (10)

                  10.14B   Second Amendment dated November 19, 1996 to the
                           Kewaunee Scientific Corporation 1985 Re-Established
                           Retirement Plan for
                           Hourly Employees                                                                (10)

                                                                                                      Page Number
                                                                                                     (or Reference)
                                                                                                     --------------
                  10.19    Kewaunee Scientific Corporation 1991
                           Key Employee Stock Option Plan                                                   (5)

                  10.19A   First Amendment dated August 28, 1996 to the
                           Kewaunee Scientific Corporation
                           Key Employee Stock Option Plan                                                   (9)

                  10.19B   Second Amendment dated August 26, 1998 to the
                           Kewaunee Scientific Corporation
                           Key Employee Stock Option Plan                                                  (12)

                  10.21    Kewaunee Scientific Corporation
                           Executive Deferred Compensation Plan                                             (6)

                  10.21A   Second Amendment dated June 17, 1997 to the
                           Kewaunee Scientific Corporation Executive
                           Deferred Compensation Plan                                                      (11)

                  10.21B   Third Amendment dated June 17, 1997 to the
                           Kewaunee Scientific Corporation Executive
                           Deferred Compensation Plan                                                      (11)

                  10.21C   Fourth Amendment dated December 1, 1998 to the
                           Kewaunee Scientific Corporation Executive
                           Deferred Compensation Plan                                                      (12)

                  10.21D   Fifth Amendment dated December 5, 2001 to the
                           Kewaunee Scientific Corporation Executive
                           Deferred Compensation Plan                                                       (1)

                  10.26    Kewaunee Scientific Corporation
                           Stock Option Plan for Directors                                                  (7)

                  10.34    401(K) Incentive Savings Plan
                           for Salaried and Hourly Employees of
                           Kewaunee Scientific Corporation                                                  (8)

                  10.34A   Amendments (2) dated June 17, 1997 to the 401(K)
                           Incentive Savings plan for Salaried and Hourly
                           Employees of Kewaunee Scientific Corporation                                    (11)

                                                                                                       Page Number
                                                                                                      (or Reference)
                                                                                                      --------------
                  10.38    Change of Control agreement dated as of November 12, 1999
                           between William A. Shumaker and the Registrant.                                 (13)

                  10.38A   Change of Control agreement extension dated as of June 27, 2002
                           between William A. Shumaker and the Registrant.                                  (1)

                  10.39    Change of Control agreement dated as of November 12, 1999
                           between D. Michael Parker and the Registrant.                                   (13)

                  10.39A   Change of Control agreement extension dated as of June 25, 2002
                           between D. Michael Parker and the Registrant.                                    (1)

                  10.40    Change of Control agreement dated as of November 12, 1999
                           between James J. Rossi and the Registrant.                                      (13)

                  10.40A   Change of Control agreement extension dated as of June 25, 2002
                           between James J. Rossi and the Registrant.                                       (1)

                  10.41    Change of Control agreement dated as of January 20, 2000
                           between Kurt P. Rindoks and the Registrant.                                     (13)

                  10.41A   Change of Control agreement extension dated as of June 25, 2002
                           between Kurt P. Rindoks and the Registrant.                                      (1)

                  10.42    Kewaunee Scientific Corporation
                           Pension Equalization Plan                                                       (14)

                  10.42A   First Amendment dated May 27, 1999 to the
                           Kewaunee Scientific Corporation
                           Pension Equalization Plan                                                       (14)

                  10.43    Letter Agreement dated as of July 18, 1997
                           between Roger L. Eggena and the Registrant                                      (16)

                  10.44    Letter Agreement dated as of November 10, 1997
                           between Kenneth E. Sparks and the Registrant                                    (16)

                  10.45    Kewaunee Scientific Corporation 2000 Key Employee
                           Stock Option Plan                                                               (15)

                  10.46    Fiscal Year 2003 Incentive Bonus Plan                                            (1)

         13       Annual Reports to Stockholders for the fiscal year ended April
                  30, 2002 (Such Report, except to the extent incorporated
                  herein by reference, is being furnished for the information of the Securities and Exchange Commission only and is not deemed
                  filed as a part of this annual report on Form 10-K)                                       (1)

         23       Consent of PricewaterhouseCoopers LLP                                                     (1)

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

(16) Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 2001, and incorporated herein by reference.