Form 10-Q
period 2002-07-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2002-09-13
CIK 55529

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2002

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to
                               ------------    -------------
Commission file number 0-5286

                         KEWAUNEE SCIENTIFIC CORPORATION
                         -------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                              38-0715562
-------------------------------                             --------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

          2700 West Front Street
       Statesville, North Carolina                                  28677
----------------------------------------                    --------------------
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

As of August 28, 2002, the Registrant had outstanding 2,479,745 shares of Common Stock.

Pages: This report, excluding exhibits, contains 15 pages numbered sequentially from this cover page.

                         KEWAUNEE SCIENTIFIC CORPORATION

                               INDEX TO FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2002


                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations -
          Three months ended July 31, 2002 and 2001                            3

         Condensed Consolidated Balance Sheets -
          July 31, 2002 and April 30, 2002                                     4

         Condensed Consolidated Statements of Cash Flows -
          Three months ended July 31, 2002 and 2001                            5

         Notes to Condensed Consolidated Financial Statements                  6


Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                  9

Review by Independent Accountants                                             11

Report of Independent Accountants                                             12


PART II.  OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings                                                   13

Item 4.   Submission of Matters to a Vote of Security Holders                 13

Item 6.   Exhibits and Reports on Form 8-K                                    14


SIGNATURE                                                                     15
---------

                          Part 1. Financial Information

Item 1. Financial Statements

                         Kewaunee Scientific Corporation
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                      (in thousands, except per share data)


                                                        Three months ended
                                                            July 31
                                                  ----------------------------
                                                   2002                  2001
                                                  -------              -------

Net sales                                         $19,405              $19,740
Costs of products sold                             15,964               16,533
                                                  -------              -------
Gross profit                                        3,441                3,207
Operating expenses                                  2,898                2,752
                                                  -------              -------
Operating earnings                                    543                  455
Interest expense                                      (42)                 (60)
Other income                                            1                   63
Earnings before income taxes                          502                  458
Income tax expense                                    178                  165
                                                  -------              -------
Net earnings                                         $324                 $293
                                                  -------              -------
Net earnings per share
      Basic                                         $0.13                $0.12
      Diluted                                       $0.13                $0.12

Average number of common shares
   outstanding (in thousands)
      Basic                                         2,470                2,472
      Diluted                                       2,484                2,486

See accompanying notes to condensed financial statements.

                         Kewaunee Scientific Corporation
                      Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                          July 31      April 30
                                                            2002         2002
                                                         --------      --------
Assets                                                (Unaudited)
------
Current assets:
  Cash and cash equivalents                                  $659        $1,747
  Receivables, less allowance                              18,631        18,979
  Inventories                                               3,644         3,309
  Deferred income taxes                                       581           581
  Prepaid income taxes                                        130           296
  Prepaid expenses and other current assets                   801           514
                                                          -------       -------
Total current assets                                       24,446        25,426
                                                          -------       -------
Property, plant and equipment, at cost                     37,364        36,691
Accumulated depreciation                                  (24,460)      (23,880)
                                                          -------       -------
Net property, plant and equipment                          12,904        12,811
                                                          -------       -------
Other assets                                                3,718         3,953
                                                          -------       -------
Total Assets                                              $41,068       $42,190
                                                          =======       =======

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
  Short-term borrowings                                      $977       $    -
  Current portion of long-term debt                           681           681
  Accounts payable                                          4,785         6,648
  Employee compensation and amounts withheld                1,534         1,932
  Deferred Revenue                                            444           481
  Other accrued expenses                                    1,028           867
                                                          -------       -------
Total current liabilities                                   9,449        10,609
                                                          -------       -------

Long-term debt                                              1,760         1,930
Deferred income taxes                                         925           925
Accrued employee benefit plan costs                         1,583         1,583
Other long-term liabilities                                   263           231
                                                          -------       -------
Total Liabilities                                          13,980        15,278
                                                          -------       -------
Stockholders' equity:
  Common stock                                              6,550         6,550
  Additional paid-in-capital                                  131           146
  Retained earnings                                        21,297        21,146
  Accumulated other comprehensive loss                         (9)           -
  Common stock in treasury, at cost                          (881)         (930)
                                                          -------       -------
Total stockholders' equity                                 27,088        26,912
                                                          -------       -------
Total Liabilities and Stockholders' Equity                $41,068       $42,190
                                                          =======       =======

See accompanying notes to condensed financial statements.

                         Kewaunee Scientific Corporation
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                                    Three months ended
                                                                                          July 31
                                                                                    ------------------
                                                                                     2002         2001
                                                                                    ------        ----
Cash flows from operating activities:
Net earnings                                                                          $324        $293
Adjustments to reconcile net earnings to net cash
 used in operating activities:
  Depreciation                                                                         591         524
  Provision for bad debts                                                               31          33
  Decrease in prepaid income taxes                                                     166         543
  Decrease in receivables                                                              317          11
  Increase in inventories                                                             (335)       (960)
  (Decrease) increase in accounts payable and
    other current liabilities                                                       (2,100)        137
  Decrease in deferred revenue                                                         (37)       (385)
  Other, net                                                                           (24)        144
                                                                                                  ----
Net cash (used in) provided by operating activities                                 (1,067)        340
                                                                                    ------        ----

Cash flows from investing activities:
  Capital expenditures                                                              (1,055)       (322)
  Proceeds from sale of fixed assets                                                   366           -
                                                                                    ------        ----
Net cash used in investing activities                                                 (689)       (322)
                                                                                    ------

Cash flows from financing activities:
  Payments on long-term debt                                                          (170)       (155)
  Increase in short-term borrowings                                                    977         200
  Dividends paid                                                                      (173)       (173)
  Proceeds from exercise of stock options (including tax benefit)                       34           -
  Purchase of treasury stock                                                             -         (29)
                                                                                    ------        ----
Net cash provided by (used in) financing activities                                    668        (157)
                                                                                    ------        ----
Decrease in cash and cash equivalents                                               (1,088)       (139)

Cash and cash equivalents, beginning of period                                       1,747         488
                                                                                    ------        ----

Cash and cash equivalents, end of period                                              $659        $349
                                                                                    ======        ====

See accompanying notes to condensed financial statements.

                         Kewaunee Scientific Corporation
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

A.  Financial Information
    ---------------------

The unaudited interim condensed consolidated financial statements of Kewaunee Scientific Corporation (the "Company" or "Kewaunee") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These interim condensed financial statements should be read in conjunction with the financial statements and notes included in the Company's 2002 Annual Report to Stockholders.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

Certain prior quarterly accounts have been reclassified with current quarterly presentations.

B.  Inventories
    -----------

Inventories consisted of the following (in thousands):

                                                 July 31, 2002    April 30, 2002
                                                 -------------    --------------
Finished products                                    $  657           $  671
Work in process                                       1,106            1,007
Raw materials                                         1,881            1,631
                                                      -----            -----
                                                     $3,644           $3,309
                                                     ======           ======

C.  Balance Sheet
    -------------

The Company's April 30, 2002 condensed consolidated balance sheet as presented herein is derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

D.  Segment Information
    -------------------

The following table shows net sales and profits by business segment for three months ended July 31, 2002 and 2001 (in thousands):

                                 Laboratory    Technical
                                  Products     Products     Corporate     Total
                                 ----------    ---------    ---------    -------
Three months ended
July 31, 2002
-------------

Revenues from
 external customers                $18,048       $1,357          --      $19,405
Intersegment revenues                  162           --        (162)          --
Segment profit (loss)                  868         (116)       (250)         502


Three months ended
July 31, 2001
-------------

Revenues from
 external customers                $17,844       $1,896          --      $19,740
Intersegment revenues                   --           --          --           --
Segment profit (loss)                  825         (184)       (183)         458

E.  Comprehensive Income
    --------------------

The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective January 1, 2001. SFAS No. 133 requires that the Company record derivatives on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The nature of the Company's business activities involves the management of various financial and market risks, including those related to changes in interest rates. The Company may from time-to-time employ derivative financial instruments, such as interest rate swap contracts, to mitigate or eliminate certain of those risks. The Company does not enter into derivative instruments for speculative purposes.

The Company had one interest rate swap agreement outstanding at July 31, 2002. The change in fair value of this cash flow hedge during the current quarter resulted in an increase of $29,000 to accumulated other comprehensive loss in the accompanying condensed consolidated balance sheet.

For the Company's foreign subsidiaries, assets and liabilities are translated at exchange rates prevailing on the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the period and any resulting translation adjustments are reported separately in shareholders' equity. Changes in exchange rates for the current quarter resulted in a decrease of $20,000 in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheet.

Comprehensive income for the three months ended July 31, 2002 is summarized as follows (in thousands):

     Net income                                                            $324
        Change in fair value of
          cash flow hedge, net of income tax                                (29)
        Change in cumulative foreign currency
          translation adjustments                                            20
                                                                           ----
     Total comprehensive income                                            $315


F.  Commitments and Contingencies
    -----------------------------

The Company previously reported that it was vigorously contesting a judgment in the amount of approximately $1.3 million that had been issued against the Company in fiscal year 2002 associated with a legal dispute between the Company and Bernards Bros. Inc. The Company has filed an appeal of the judgment with the Court of Appeals of the State of California contending that the amount of such judgment is not consistent with an arbitrator's previous award in the matter. The Company feels the appeal efforts are moving forward favorably and expects the case to ultimately be concluded with a liability to the Company in the amount of approximately $134,000, the amount previously recorded in the financial statements.

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

The Company's 2002 Annual Report to Stockholders contains management's discussion and analysis of financial condition and results of operations at and for the year ended April 30, 2002. The following discussion and analysis describes material changes in the Company's financial condition since April 30, 2002. The analysis of results of operations compares the three months ended July 31, 2002 with the comparable period of the prior fiscal year.


Results of Operations
---------------------

The Company recorded sales of $19.4 million for the three months ended July 31, 2002, down 1.7% from sales of $19.7 million for the comparable period of the prior year. Sales of laboratory products increased 1.1% over the same period last year, reflecting the continuing healthy marketplace for laboratory products. Sales of technical products, which are sold primarily to customers in the high-tech industry, declined 28.4% from the same period last year, reflecting the continuing slowdown in capital spending by customers in the high-tech industry.

The Company's gross profit margin for the three months ended July 31, 2002 was 17.7%, compared to 16.2% for the comparable period of the prior year. The increase in the gross profit margin for the quarter resulted primarily from improved manufacturing efficiencies, continuing cost control activities, and an improved product sales mix.

Operating expenses for the three months ended July 31, 2002 were $2.9 million, compared to $2.8 million for the comparable period of the prior year. As a percent of sales, operating expenses for the three months ended July 31, 2002 were 14.9% of sales, as compared to 13.9% of sales for the comparable period of the prior year. The increase in operating expenses, which were expected, resulted primarily from higher general and administrative costs.

Operating earnings of $543,000 were recorded for the three months ended July 31, 2002, as compared to $455,000 recorded in the comparable period of the prior year.

Interest expense was $42,000 for the three months ended July 31, 2002, compared to $60,000 for the comparable period of the prior year. The decrease in interest expense for the current quarter resulted primarily from lower interest rates.

Other income was $1,000 for the three months ended July 31, 2002, compared to other income of $63,000 for the comparable period of the prior year. The reduction in other income for the current quarter resulted from reductions in earnings of unconsolidated joint ventures and interest income.

Income tax expense of $178,000 was recorded for the three months ended July 31, 2002, as compared to an income tax expense of $165,000 recorded for the comparable period of the prior year. The effective tax rate was approximately 35.5% for the three months ended July 31, 2002 and 36.0% for the three months ended July 31, 2001. The reduction in the effective tax rates from statutory rates reflect the impact of various federal and state tax credits earned by the Company.

Net earnings of $324,000, or $.13 per diluted share, were recorded for the three months ended July 31, 2002, compared to net earnings of $293,000, or $.12 per diluted share, for the comparable period of the prior year.


Liquidity and Capital Resources
-------------------------------

Historically, the Company's principal sources of liquidity have been funds generated from operations, supplemented as needed by the Company's credit facility. The Company believes that these sources will be sufficient to support ongoing business levels, including capital expenditures through the current fiscal year.

The Company had working capital of $15.0 million at July 31, 2002, as compared to $14.8 million at April 30, 2002. The ratio of current assets to current liabilities was 2.6-to-1 at July 31, 2002. At July 31, 2002, advances of $977,000 were outstanding under the Company's $6.0 million revolving credit loan.

The Company's operations used cash of $1.1 million during the three months ended July 31, 2002. The cash used was primarily to reduce accounts payable and other accrued liabilities, including payments under incentive and sales commission programs. The Company's operations provided cash of $340,000 during the three months ended July 31, 2001, primarily attributable to operating earnings, partially offset by cash requirements associated with increased inventory levels.

During the three months ended July 31, 2002, the Company used net cash of $689,000 in investing activities, comprised of $1,055,000 of capital expenditures, primarily for production equipment, reduced by the proceeds of $366,000 from the sale of fixed assets, compared to the use of $322,000 for such expenditures in the comparable period of the prior year.

During the quarter, the Company entered into an agreement to lease a 100,000 square foot warehouse facility in Statesville, North Carolina under a ten-year operating lease arrangement beginning when the facility is constructed and available for occupancy. The Company is expected to occupy the warehouse in October 2002. Minimum lease payments are $300,000 for each year of the lease, increased for changes in the Consumer Price Index each year beginning in year six of the lease. Upon occupancy of this new warehouse, the Company intends to vacate several existing warehouses which are currently leased on a month-to-month basis at an annual cost not significantly different from the annual obligations associated with the new facility.

Safe Harbor Statement under the Private Securities Litigation Reform
--------------------------------------------------------------------
Act of 1995
-----------

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


                        REVIEW BY INDEPENDENT ACCOUNTANTS

A review of the interim financial information included in this Quarterly Report on Form 10-Q for the three months ended July 31, 2002 has been performed by PricewaterhouseCoopers LLP, the Company's independent accountants. Their report on the interim financial information follows.

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Kewaunee Scientific Corporation
Statesville, North Carolina


We have reviewed the accompanying condensed consolidated balance sheet of Kewaunee Scientific Corporation as of July 31, 2002, and the related condensed consolidated statements of operations for the three-month period ended July 31, 2002 and the condensed consolidated statement of cash flows for the three-month period ended July 31, 2002. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of April 30, 2002, and the related consolidated statements of operations, of stockholder's equity, and of cash flows for the year then ended (not presented herein), and in our report dated June 3, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of April 30, 2002 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


PricewaterhouseCoopers LLP
Charlotte, North Carolina
August 15, 2002

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings

        The Company previously reported that it was vigorously contesting a judgment in the amount of approximately $1.3 million that had been issued against the Company in fiscal year 2002 associated with a legal dispute between the Company and Bernards Bros. Inc. The Company has filed an appeal of the judgment with the Court of Appeals of the State of California contending that the amount of such judgment is not consistent with an arbitrator's previous award in the matter. The Company feels the appeal efforts are moving forward favorably and expects the case to ultimately be concluded with a liability to the Company in the amount of approximately $134,000, the amount previously recorded in the financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

        The Company's Annual Meeting of Stockholders was held on August 28, 2002. Each of the nominees for Class I and Class III directors was re-elected. The votes cast for and withheld from each such director were as follows:

            Director                          For       Withheld
            --------                       ---------    --------
            Class I Directors:
              Wiley N. Caldwell            2,362,038     36,800
              Silas Keehn                  2,385,013     13,825

            Class III Director:
              Margaret Barr Bruemmer       2,385,013     13,825

Item 6. Exhibits and Reports on Form 8-K

            (a)     Exhibits

                    99.1 Certification of Chief Executive Officer pursuant to
                         18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
                    99.2 Certification of Chief Financial Officer pursuant to
                         18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
                    99.3 Certification of Chief Executive Officer pursuant to
                         18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
                    99.4 Certification of Chief Financial Officer pursuant to
                         18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            (b)     Reports on form 8-K

            No reports on Form 8-K were filed with the Commission during the three months ended July 31, 2002.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        KEWAUNEE SCIENTIFIC CORPORATION
                                        -------------------------------

                                                  (Registrant)




Date:  September 12, 2002               By   /s/ D. Michael Parker
                                           -----------------------
                                           D. Michael Parker
                                           Senior Vice President, Finance
                                           Chief Financial Officer