Form 10-Q
period 2002-10-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2002-12-13
CIK 55529

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2002

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

                                 (704) 873-7202
        --------------------------------------------------------------

              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No _______
                                       -----
As of December 6, 2002, the Registrant had outstanding 2,479,745 shares of Common Stock.

Pages: This report, excluding exhibits, contains 18 pages numbered sequentially from this cover page.

                         KEWAUNEE SCIENTIFIC CORPORATION

                               INDEX TO FORM 10-Q

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2002

                                                               Page Number
                                                               -----------
PART I.  FINANCIAL INFORMATION
------------------------------

Item 1. Financial Statements

        Condensed Consolidated
         Statements of Operations -
         Three months and six months
         ended October 31, 2002 and 2001                            3

        Condensed Consolidated
         Balance Sheets - October 31, 2002
         and April 30, 2002                                         4

        Condensed Consolidated
         Statements of Cash Flows -
         Six months ended October 31, 2002 and 2001                 5

        Notes to Condensed Consolidated
         Financial Statements                                       6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations               10

Review by Independent Accountants                                   14

Report by Independent Accountants                                   15

Item 3. Quantitative and Qualitative Disclosures
        About Market Risk                                           16

Item 4. Controls and Procedures                                     16

PART II.  OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings                                           16

Item 4. Submission of Matters to a Vote of
        Security Holders                                            17

Item 5. Other Matters                                               17

Item 6. Exhibits and Reports on Form 8-K                            17

SIGNATURE                                                           18
---------

                          Part 1. Financial Information

Item 1. Financial Statements

                         Kewaunee Scientific Corporation
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                Three months ended              Six months ended
                                                    October 31                     October 31
                                               ---------------------          ---------------------
                                                    2002       2001               2002        2001
                                               ----------   --------          ----------   --------
                                                     ($ in thousands, except per share data)
Net sales                                       $ 19,905    $22,525            $39,310     $42,265
Cost of products sold                             16,012     18,591             31,976      35,124
Non-recurring costs                                  550          0                550           0
                                                --------    -------            -------     -------
Gross profit                                       3,343      3,934              6,784       7,141

Operating expenses                                 3,383      2,858              6,281       5,610
Non-recurring costs                                  179                           179
                                                --------    -------            -------     -------
Operating (loss) earnings                           (219)     1,076                324       1,531

Interest expense                                     (40)       (59)               (82)       (119)
Other income (expense)                                67        (25)                68          38
                                                --------    -------            -------     -------
(Loss) earnings before income taxes                 (192)       992                310       1,450
Income tax (benefit) expense                         (68)       354                110         519
                                                --------    -------            -------     -------

Net (loss) earnings                                ($124)   $   638            $   200     $   931
                                                ========    =======            =======     =======
Net (loss) earnings per share-
   Basic                                          ($0.05)   $  0.26            $  0.08     $  0.38
   Diluted                                        ($0.05)   $  0.26            $  0.08     $  0.38

Weighted average number of common shares
   outstanding (in thousands)-
   Basic                                           2,479      2,470              2,475       2,471
   Diluted                                         2,479      2,481              2,485       2,483

     See accompanying notes to condensed consolidated financial statements.

                         Kewaunee Scientific Corporation
                      Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                         October 31          April 30
                                                            2002               2002
                                                         ----------          --------
Assets                                                   (Unaudited)
------
Current assets:
  Cash and cash equivalents                              $     484           $  1,747
  Receivables, less allowance                               19,927             18,979
  Inventories                                                3,053              3,309
  Deferred income taxes                                        581                581
  Prepaid income taxes                                         201                296
  Prepaid expenses and other current assets                    950                514
                                                         ---------           --------
Total current assets                                        25,196             25,426
                                                         ---------           --------

Property, plant and equipment, at cost                      38,682             36,691
Accumulated depreciation                                   (25,314)           (23,880)
                                                         ---------           --------

Net property, plant and equipment                           13,368             12,811
                                                         ---------           --------
Other assets                                                 3,493              3,953
                                                         ---------           --------

Total Assets                                             $  42,057           $ 42,190
                                                         =========           ========

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
  Short-term borrowings                                  $     346           $      -
  Current portion of long-term debt                            681                681
  Accounts payable                                           6,335              6,648
  Employee compensation and amounts withheld                 1,399              1,932
  Deferred Revenue                                             494                481
  Other accrued expenses                                     1,620                867
                                                         ---------           --------
Total current liabilities                                   10,875             10,609
                                                         ---------           --------

Long-term debt                                               1,590              1,930
Deferred income taxes                                          925                925
Accrued employee benefit plan costs                          1,583              1,583
Other long-term liabilities                                    293                231
                                                         ---------           --------
Total Liabilities                                           15,266             15,278
                                                         ---------           --------

Stockholders' equity:
  Common stock                                               6,550              6,550
  Additional paid-in-capital                                   125                146
  Retained earnings                                         20,999             21,146
  Accumulated other comprehensive loss                         (19)                 0
  Common stock in treasury, at cost                           (864)              (930)
                                                         ---------           --------
Total stockholders' equity                                  26,791             26,912
                                                         ---------           --------

Total Liabilities and Stockholders' Equity               $  42,057           $ 42,190
                                                         =========           ========

See accompanying notes to condensed consolidated financial statements.

                         Kewaunee Scientific Corporation
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                            Six months ended
                                                                               October 31
                                                                         ----------------------
                                                                           2002          2001
                                                                         --------      --------
Cash flows from operating activities:
Net earnings                                                             $    200      $   931
Adjustments to reconcile net earnings to net cash
used in operating activities:
  Depreciation                                                              1,434        1,042
  Provision for bad debts                                                      82           63
  Decrease in prepaid income taxes                                             95          758
  Increase in receivables                                                  (1,030)      (3,499)
  Decrease (increase) in inventories                                          256         (672)
  (Decrease) increase in accounts payable and
     other current liabilities                                                (93)       1,189
  Increase (decrease) in deferred revenue                                      13           (5)
  Other, net                                                                   72          182
                                                                         --------      -------
Net cash provided by (used in) operating activities                         1,029          (11)
                                                                         --------      -------
Cash flows from investing activities:
  Capital expenditures                                                     (2,362)      (1,029)
  Proceeds from sale of fixed assets                                          366            0
                                                                         --------      -------

Net cash used in investing activities                                      (1,996)      (1,029)
                                                                         --------      -------
Cash flows from financing activities:
  Payments on long-term debt                                                 (340)        (310)
  Increase in short-term borrowings                                           346        1,714
  Dividends paid                                                             (347)        (346)
  Proceeds from exercise of stock options (including tax benefit)              45            9
  Purchase of treasury stock                                                    0         (106)
                                                                         --------      -------
Net cash (used in) provided by financing activities                          (296)         961
                                                                         --------      -------
Decrease in cash and cash equivalents                                      (1,263)         (79)

Cash and cash equivalents, beginning of period                              1,747          488
                                                                         --------      -------
Cash and cash equivalents, end of period                                 $    484      $   409
                                                                         ========      =======

See accompanying notes to condensed consolidated financial statements.

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

B.   Inventories

Inventories consisted of the following (in thousands):

                                     Oct. 31, 2002               April 30,2002
                                     -------------               -------------

Finished products                      $  560                       $  671
Work in process                         1,142                        1,007
Raw materials                           1,351                        1,631
                                       ------                       ------
                                       $3,053                       $3,309
                                       ======                       ======

C.    Balance Sheet

The Company's April 30, 2002 condensed consolidated balance sheet as presented herein is derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

D.    Segment Information

The following table shows net sales and profits by business segment for three months and six months ended October 31, 2002 and 2001 (in thousands):

                                        Laboratory        Technical
                                         Products          Products      Corporate     Total
                                         --------          -------       ---------     -----
Three months ended
October 31, 2002
----------------

Revenues from
 external customers                       $18,231           $1,674          --       $19,905
Intersegment revenues                         183               --        (183)           --
Segment profit (loss)                         255               72        (519)         (192)
Segment profit (loss)
 excluding non-recurring charges              605              451        (519)         (537)

Three months ended
October 31, 2001
----------------

Revenues from
 external customers                       $20,951           $1,574          --       $22,525
Intersegment revenues                         347               --        (347)           --
Segment profit (loss)                       1,260              (90)       (178)          992

Six months ended
October 31, 2002
----------------

Revenues from
 external customers                       $36,279           $3,031          --       $39,310
Intersegment revenues                         345               --        (345)           --
Segment profit (loss)                       1,123              (44)       (769)          310
Segment profit (loss)
 excluding non-recurring charges            1,473              335        (769)        1,039

Six months ended
October 31, 2001
----------------

Revenues from
 external customers                       $38,795           $3,470          --       $42,265
Intersegment revenues                         451               --        (451)           --
Segment profit (loss)                       2,085             (274)       (361)        1,450

E. Comprehensive Income

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

The Company had one interest rate swap agreement outstanding at October 31, 2002. The change in fair value of this cash flow hedge during the three months and six months ended resulted in an increase of $8,000 and $37,000 (net of income tax), respectively, to accumulated other comprehensive loss in the accompanying condensed consolidated balance sheet.

For the Company's foreign subsidiaries, assets and liabilities are translated at exchange rates prevailing on the balance sheet date. Revenues and expenses are translated at weighted average exchange rates prevailing during the period and any resulting translation adjustments are reported separately in shareholders' equity. Changes in exchange rates for the three months and six months ended October 31, 2002 resulted in an increase of $2,000 and a decrease of $18,000, respectively, in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheet.

A reconciliation of net income and total comprehensive income for the three months and six months ended October 31, 2002 is as follows (in thousands):

                                          Three months ended   Six months ended
                                           October 31, 2002     October 31, 2002
                                           ----------------     ----------------
      Net (loss) income                         ($124)               $200
         Change in fair value of
           cash flow hedge, net of
           income tax                              (8)                (37)
         Change in cumulative
           foreign currency
           translation adjustments                 (2)                 18
                                               ------                ----
      Total comprehensive (loss) income         ($134)               $181

F. Commitments and Contingencies

The Company previously reported that it had filed an appeal of a judgment in the amount of approximately $1.3 million that had been issued against the Company in fiscal year 2002 associated with a legal dispute between the Company and Bernards Bros. Inc. During the quarter, the Court of Appeals of the State of California overturned the judgment and returned the case to the Trial Court for an allocation of the award's judgment between the Company and two other parties involved in the litigation. The Company believes the case will ultimately be concluded with a liability to the Company in the amount previously recorded in the financial statements.

G. Relocation of Technical Products Business

During the current quarter, the Company announced its decision to relocate the operations of its technical products business from Lockhart, Texas to Statesville, North Carolina. Once this relocation is complete, the Company expects to dispose of the land and building in Lockhart, Texas for an amount in excess of the $1.3 million net book value reflected in the financial statements at October 31, 2002.

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

The Company's 2002 Annual Report to Stockholders contains management's discussion and analysis of financial condition and results of operations at and for the year ended April 30, 2002. The following discussion and analysis describes material changes in the Company's financial condition since April 30, 2002. The analysis of results of operations compares the three months and six months ended October 31, 2002 with the comparable periods of the prior fiscal year.

Results of Operations

The Company recorded sales of $19.9 million for the three months ended October 31, 2002, down 11.6% from sales of $22.3 million for the comparable period of the prior year. Sales for the six months ended October 31, 2002 were $39.3 million, down 7.0% from sales of $42.3 million in the comparable period of the prior year.

Sales of laboratory products decreased 13.0% and 6.5% during the three months and six months ended October 31, 2002, respectively, from the same periods last year. The sales declines were primarily the result of the timing of customer delivery requirements adversely affecting sales in the current quarter. Sales of technical products increased 6.4% during the three months and decreased 12.7% during six months ended October 31, 2002, respectively, from the same periods last year.

During the current quarter, the Company announced its decision to relocate the operations of its technical products business from Lockhart, Texas to the Company's site in Statesville, North Carolina and to write-down certain related inventories on hand. Total pre-tax costs associated with the above activities are estimated to be approximately $1,000,000. In accordance with existing accounting rules, $379,000 of these charges were recorded in the current quarter, with the remaining balance of the charges expected to be recorded as they are incurred in the third and fourth quarters of the current year. The current quarter charges included $200,000 of inventory write-downs that were reflected in the cost of sales section in the financial statements and $179,000 of charges reflected in the operating expense section. The remaining expected charges are primarily associated with relocation costs for transferred employees, costs of moving equipment and inventories, costs to integrate computer systems, and severance pay.

During the current quarter, the Company recorded a $250,000 pre-tax charge of accelerated depreciation expense and a $100,000 pre-tax charge to write-down paint inventories associated with the Company's paint system in Statesville that is being replaced in the third quarter of the current year with a state-of-the-art, more cost-effective system.

The gross profit margin for the three months ended October 31, 2002 was 16.8% of sales, as compared to 17.5% of sales in the comparable quarter of the prior year. The gross profit margin for the six months ended October 31, 2002 was 17.3%, as compared to 16.9% in the comparable period of the prior year. The gross profit in the current quarter was adversely affected by $550,000 in non-recurring charges discussed above. Excluding these non-recurring charges, the gross profit margins were 19.6% of sales and 18.7% of sales for the three months and six months ended October 31, 2002, respectively.

Operating expenses, including non-recurring charges, for the three months ended October 31, 2002 were $3.6 million, or 17.9% of sales, as compared to $2.9 million, or 12.7% of sales, in the comparable period of the prior year. Operating expenses for the six months ended October 31, 2002 were $6.5 million, or 16.4% of sales, as compared to $5.6 million, or 13.3% of sales, in the comparable period of the prior year. The increase in operating expenses for the three months and six months was primarily attributable to expenses recorded as a result of the Company's decision to relocate the technical products business, as well as the inclusion of operating expenses associated with the expansion of activities in the international marketplace in the current year and increased sales and marketing expenses. Excluding $179,000 in non-recurring charges associated with the relocation of the technical products business, operating expenses for the three and six months ended October 31, 2002 were $3.4 million and $6.3 million, or 17.0% and 16.0% of sales, respectively.

An operating loss of $192,000 and operating earnings of $310,000 were recorded for the three months and six months ended October 31, 2002, respectively. This compares to operating earnings of $992,000 and $1,450,000 for the comparable periods of the prior year. Excluding the non-recurring charges discussed above totaling $729,000, operating earnings for the three and six months ended October 31, 2002 were $537,000 and $1,039,000, respectively.

Interest expense was $40,000 and $82,000 for the three months and six months ended October 31, 2002, respectively, compared to $59,000 and $119,000 for the comparable periods of the prior year. The decrease in interest expense for the current quarter and year resulted from lower interest rates and lower borrowing levels.

Other income was $67,000 and $68,000, in the three months and six months ended October 31, 2002, respectively, compared to other expense of $25,000 and other income of $38,000 for the comparable periods of the prior year.

Income tax benefit of $68,000 and an income tax expense of $110,000 was recorded for the three months and six months ended October 31, 2002, respectively, as compared to income tax expense of $354,000 and $519,000 recorded for the comparable periods of the prior year. The effective tax rate was approximately 35.5% for the three and six months ended October 31, 2002 and 35.7% and 35.8% for the three and six months period ended October 31, 2001.

Net loss of $124,000 and net earnings of $200,000, or $.05 per diluted share and $.08 per diluted share, were recorded for the three months and six months ended October 31, 2002, respectively. This compares to net earnings of $638,000 and $931,000, or $.26 per diluted share and $.38 per diluted share, respectively, for the comparable periods of the prior year. Excluding the non-recurring charges discussed above and their income tax effect, net earnings for the three and six months ended October 31, 2002 were $346,000, or $.14 per diluted share, and $670,000, or $.27 per diluted share, respectively.

Liquidity and Capital Resources

Historically, the Company's principal sources of liquidity have been funds generated from operations, supplemented as needed by short-term borrowings. The Company believes that these sources, will be sufficient to support ongoing business levels, including capital expenditures through the current fiscal year.

The Company had working capital of $14.3 million at October 31, 2002, as compared to $14.8 million at April 30, 2002. The ratio of current assets to current liabilities was 2.3-to-1 at October 31, 2002, as compared to 2.4-to-1 at April 30, 2002. At October 31, 2002, advances of $346,000 were outstanding under the Company's $6.0 million revolving credit loan.

The Company's operations provided cash of $1.0 million during the six months ended October 31, 2002, primarily attributable to operating earnings, offset by an increase in accounts receivable. The Company's operations used cash of $11,000 during six months ended October 31, 2001, primarily from funds required to support increases in customer receivables and inventories, offset by funds provided by operating earnings and an increase in accounts payable.

During the six months ended October 31, 2002, the Company used net cash of $1,996,000 in investing activities comprised of $2,362,000 of capital expenditures, primarily for production equipment, reduced by the proceeds of $366,000 from sales of fixed assets. This compares to $1,029,000 for capital expenditures in the comparable period of the prior year.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Certain statements in this report constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could significantly impact results or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, economic, competitive, governmental, and technological factors affecting the Company's operations, markets, products, services, and prices. In addition, the Company's estimates of expected costs to be incurred in connection with its decision to relocate the technical products business may be adversely affected by one or more of the above described factors. The cautionary statements made pursuant to the Reform Act herein and elsewhere by the Company should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the effective date of the Reform Act. The Company cannot always predict what factors would cause actual results to differ materially from those indicated by the forward-looking statements. In addition, readers are urged to consider statements that include the terms "believes", "belief", "expects", "plans", "objectives", "anticipates", "intends" or the like to be uncertain and forward-looking.

                        REVIEW BY INDEPENDENT ACCOUNTANTS

A review of the interim financial information included in this Quarterly Report on Form 10-Q for the three months and six months ended October 31, 2002 has been performed by PricewaterhouseCoopers LLP, the Company's independent accountants. Their report on the interim financial information follows.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Kewaunee Scientific Corporation
Statesville, North Carolina

We have reviewed the accompanying condensed consolidated balance sheet of Kewaunee Scientific Corporation as of October 31, 2002 and April 30, 2002, and the related condensed consolidated statements of operations for each of the three and six-month periods ended October 31, 2002 and October 31, 2001 and the condensed consolidated statement of cash flows for the six-month periods ended October 31, 2002 and October 31, 2001. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial information for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of April 30, 2002, and the related consolidated statements of operations, of stockholder's equity, and of cash flows for the year then ended (not presented herein), and in our report dated June 3, 2002 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of April 30, 2002 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

PricewaterhouseCoopers LLP
Charlotte, North Carolina

November 20, 2002

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

          There are no material changes to the disclosures made on this matter in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2002.

Item 4.   Controls and Procedures

          An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded the Company's disclosure controls and procedures were effective as of October 31, 2002, in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

          There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to October 31, 2002.

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

          The Company previously reported that it had filed an appeal of a judgment in the amount of approximately $1.3 million that had been issued against the Company in fiscal year 2002 associated with a legal dispute between the Company and Bernards Bros. Inc. During the quarter, the Court of Appeals of the State of California overturned the judgment and returned the case to the Trial Court for an allocation of the award's judgment between the Company and two other parties' involved in the litigation. The Company believes the case will ultimately be concluded with a liability to the Company in the amount previously recorded in the financial statements.

Item 4.   Submission of Matters to a Vote of Security Holders

          The Company's Annual Meeting of Stockholders was held on August 28, 2002. Information regarding the results of this meeting are incorporated by reference from the Company's Report on Form 10-Q for the three months ended July 31, 2002.

Item 5.   Other Matters

          Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Public Company Accounting Reform and Investor Protection Act of 2002, the Company is responsible for disclosing the nature of non-audit services approved by our Audit Committee during a quarter to be performed by PricewaterhouseCoopers LLP, our independent auditor. Non-audit services are services other than those provided by PricewaterhouseCoopers LLP in connection with an audit or review of the Company's financial statements. During the second quarter of fiscal year 2003 our Audit Committee did not approve any non-audit services to be performed by PricewaterhouseCoopers LLP.

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

          (b)  Reports on Form 8-K
               No reports on Form 8-K were filed with the Commission during the three months ended October 31, 2002.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      KEWAUNEE SCIENTIFIC CORPORATION
                                      -------------------------------

                                              (Registrant)



Date:  December 13, 2002              By   /s/ D. Michael Parker
                                         -----------------------
                                         D. Michael Parker
                                         Senior Vice President, Finance and
                                         Chief Financial Officer