Form 10-Q
period 2003-01-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2003-03-14
CIK 55529

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2003


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

As of March 14, 2003, the Registrant had outstanding 2,480,745 shares of Common Stock.

Pages: This report, excluding exhibits, contains 19 pages numbered sequentially from this cover page.

                         KEWAUNEE SCIENTIFIC CORPORATION

                               INDEX TO FORM 10-Q

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2003

                                                             Page Number
                                                             -----------
PART I. FINANCIAL INFORMATION
-----------------------------

Item 1. Financial Statements

        Condensed Consolidated Statements of Operations -
         Three months and nine months
         ended January 31, 2003 and 2002                               3

        Condensed Consolidated Balance Sheets
         January 31, 2003 and April 30, 2002                           4

        Condensed Consolidated Statements of Cash Flows -
         Nine months ended January 31, 2003 and 2002                   5

        Notes to Condensed Financial Statements                        6

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          10

Review by Independent Accountants                                     15

Report by Independent Accountants                                     16

Item 3. Quantitative and Qualitative Disclosures
         About Market Risk                                            17

Item 4. Controls and Procedures                                       17

PART II.  OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings                                             17

Item 5. Other Matters                                                 18

Item 6. Exhibits and Reports on Form 8-K                              18

SIGNATURE                                                             19
---------

                Part 1. Financial Information

Item 1. Financial Statements

                         Kewaunee Scientific Corporation
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                             Three months ended         Nine months ended
                                                 January 31                 January 31
                                           ----------------------     ----------------------
                                             2003          2002         2003          2002
                                           -------------------------------------------------
                                                ($ in thousands, except per share data)
Net sales                                  $ 16,381      $ 20,798     $ 55,691      $ 63,063
Cost of products sold                        12,919        17,113       45,645        52,237
                                           --------      --------     --------      --------
Gross profit                                  3,462         3,685       10,046        10,826
Operating expenses                            3,361         3,081        9,621         8,691
                                           --------      --------     --------      --------
Operating earnings                              101           604          425         2,135
Interest expense                                (35)          (50)        (117)         (169)
Other (expense) income                          (24)           (6)          44            32
                                           --------      --------     --------      --------
Earnings before income taxes                     42           548          352         1,998
Income tax expense                                -           132          110           651
                                           --------      --------     --------      --------

Net earnings                               $     42      $    416     $    242      $  1,347
                                           ========      ========     ========      ========

Net earnings per share-
 Basic                                     $   0.02      $   0.17     $   0.10      $   0.55
 Diluted                                   $   0.02      $   0.17     $   0.10      $   0.54

Weighted average number of common shares
 outstanding (in thousands)-
 Basic                                        2,480         2,464        2,477         2,468
 Diluted                                      2,487         2,474        2,486         2,480

See accompanying notes to condensed consolidated financial statements.

                         Kewaunee Scientific Corporation
                      Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                    January 31        April 30
                                                       2003             2002
                                                    ----------        --------
                                                    (Unaudited)
Assets
------
Current assets:
  Cash and cash equivalents                         $      611        $  1,747
  Receivables, less allowance                           19,031          18,979
  Inventories                                            3,115           3,309
  Deferred income taxes                                    581             581
  Prepaid income taxes                                     116             296
  Prepaid expenses and other current assets                840             514
                                                    ----------        --------
Total current assets                                    24,294          25,426
                                                    ----------        --------

Property, plant and equipment, at cost                  39,516          36,691
Accumulated depreciation                               (25,762)        (23,880)
                                                    ----------        --------
Net property, plant and equipment                       13,754          12,811
                                                    ----------        --------
Other assets                                             3,477           3,953
                                                    ----------        --------

Total Assets                                        $   41,525        $ 42,190
                                                    ==========        ========

Liabilities and Stockholders' Equity
---------------------------------------
Current liabilities:
  Short-term borrowings                             $    2,275        $      -
  Current portion of long-term debt                        681             681
  Accounts payable                                       4,635           6,648
  Employee compensation and amounts withheld               974           1,932
  Deferred Revenue                                         692             481
  Other accrued expenses                                 1,347             867
                                                    ----------        --------
Total current liabilities                               10,604          10,609
                                                    ----------        --------

Long-term debt                                           1,419           1,930
Deferred income taxes                                      925             925
Accrued employee benefit plan costs                      1,583           1,583
Other long-term liabilities                                315             231
                                                    ----------        --------
Total Liabilities                                       14,846          15,278
                                                    ----------        --------

Stockholders' equity:
  Common stock                                           6,550           6,550
  Additional paid-in-capital                               124             146
  Retained earnings                                     20,868          21,146
  Accumulated other comprehensive loss                      (5)              -
  Common stock in treasury, at cost                       (858)           (930)
                                                    ----------        --------
Total stockholders' equity                              26,679          26,912
                                                    ----------        --------

Total Liabilities and Stockholders' Equity          $   41,525        $ 42,190
                                                    ==========        ========

See accompanying notes to condensed consolidated financial statements.

                         Kewaunee Scientific Corporation
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                              Nine months ended
                                                                                  January 31
                                                                        ------------------------------
                                                                            2003              2002
                                                                        ------------      ------------
Cash flows from operating activities:
Net earnings                                                            $        242      $      1,347
Adjustments to reconcile net earnings to net cash
used in operating activities:
  Depreciation                                                                 1,898             1,589
  Provision for bad debts                                                        223                94
  Decrease in prepaid income taxes                                               180               717
  Increase in receivables                                                       (275)           (2,617)
  Decrease (increase) in inventories                                             194              (402)
  (Decrease)  increase in accounts payable and
     other current liabilities                                                (2,491)               67
  Increase (decrease) in deferred revenue                                        211              (431)
  Other, net                                                                     234               217
                                                                        ------------      ------------
Net cash provided by operating activities                                        416               581
                                                                        ------------      ------------

Cash flows from investing activities:
  Capital expenditures                                                        (3,212)           (1,347)
  Proceeds from sale of fixed assets                                             366                 -
                                                                        ------------      ------------

Net cash used in investing activities                                         (2,846)           (1,347)
                                                                        ------------      ------------

Cash flows from financing activities:
  Proceeds from long-term debt                                                     -               250
  Payments on long-term debt                                                    (511)             (466)
  Increase in short-term borrowings                                            2,275             1,471
  Dividends paid                                                                (520)             (519)
  Proceeds from exercise of stock options (including  tax benefit)                50                 9
  Purchase of treasury stock                                                       -              (106)
                                                                        ------------      ------------
Net cash provided by financing activities                                      1,294               639
                                                                        ------------      ------------
Decrease in cash and cash equivalents                                         (1,136)             (127)

Cash and cash equivalents, beginning of period                                 1,747               488
                                                                        ------------      ------------

Cash and cash equivalents, end of period                                $        611      $        361
                                                                        ============      ============

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

B.   Inventories

Inventories consisted of the following (in thousands):

                                       Jan. 31, 2003       April 30,2002
                                       -------------       -------------
Finished products                         $  681               $  671
Work in process                            1,102                1,007
Raw materials                              1,332                1,631
                                          ------               ------
                                          $3,115               $3,309
                                          ======               ======

C.   Balance Sheet

The Company's April 30, 2002 condensed consolidated balance sheet as presented herein is derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

D.       Segment Information

The following table shows net sales and earnings (loss) before income taxes by business segment for three months and nine months ended January 31, 2003 and 2002 (in thousands):

                                    Laboratory    Technical
                                    Products      Products     Corporate      Total
                                    --------      --------     ---------      -----
Three months ended
January 31, 2003
----------------

Revenues from
 external customers                 $15,370        $1,011       $    --      $16,381
Intersegment revenues                   173            --          (173)          --
Segment profit (loss)                   852          (251)         (559)          42
Segment profit (loss)
 Excluding non-recurring charges        852          (251)         (297)         304


Three months ended
January 31, 2002
----------------

Revenues from
 external customers                 $19,377        $1,421       $    --      $20,798
Intersegment revenues                   237            --          (237)          --
Segment profit (loss)                   896          (142)         (206)         548

Nine months ended
January 31, 2003
----------------

Revenues from
 external customers                 $51,649        $4,042       $    --      $55,691
Intersegment revenues                   518            --          (518)          --
Segment profit (loss)                 1,975          (295)       (1,328)         352
Segment profit (loss)
 Excluding non-recurring charges      2,325          (295)         (687)       1,343

Nine months ended
January 31, 2002
----------------

Revenues from
 external customers                 $58,172        $4,891       $    --      $63,063
Intersegment revenues                   688            --          (688)          --
Earnings (loss)
 before income taxes                  2,981          (416)         (567)       1,998

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

The Company had one interest rate swap agreement outstanding at January 31, 2003. The change in fair value of this cash flow hedge resulted in a decrease of $2,000 and an increase of $35,000 for the three and nine months ended January 31, 2003, respectively, to accumulated other comprehensive loss in the accompanying condensed consolidated balance sheet.

For the Company's foreign subsidiaries, assets and liabilities are translated at exchange rates prevailing on the balance sheet date. Revenues and expenses are translated at weighted average exchange rates prevailing during the period and any resulting translation adjustments are reported separately in shareholders' equity. Changes in exchange rates for the three months and nine months ended January 31, 2003 resulted in a decrease of $12,000 and $30,000, respectively, in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheet.

A reconciliation of net income and total comprehensive income for the three months and nine months ended January 31, 2003 is as follows (in thousands):

                                     Three months ended       Nine months ended
                                     January 31, 2003         January 31, 2003
                                     ----------------         ----------------

Net income                                      42                 $242
   Change in fair value of
     cash flow hedge, net of
     income tax                                  2                  (35)
   Change in cumulative
     foreign currency
     translation adjustments                    12                   30
                                               ---                 ----
Total comprehensive income                     $56                 $237

F.   Commitments and Contingencies

The Company previously reported that a judgment in the amount of approximately $1.3 million had been issued against the Company in fiscal year 2002 associated with a legal dispute between the Company and a general contractor, Bernards Bros. Inc. The judgment had been issued after an arbitrator's award of damages against the Company and other defendants. The Company filed an appeal of the judgment and the Court of Appeals of the State of California subsequently overturned the judgment and returned the case to the Trial Court for the limited purpose of fashioning, with the input of the parties, a judgment which properly reflects the arbitrator's award in the case. The Trial Court has not yet rendered an opinion; however, the Company feels the case will ultimately be concluded with a liability to the Company approximating the amount previously recorded in the financial statements.

G.   Relocation of Technical Products Business

On October 31, 2002, the Company announced its decision to relocate the operations of its technical products business from Lockhart, Texas to Statesville, North Carolina. Once this relocation is complete, the Company expects to dispose of the land and building in Lockhart, Texas for an amount in excess of the $1.3 million net book value reflected in the financial statements at January 31, 2003. The relocation is on schedule to be completed in the fourth quarter of the current year.

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

The Company's 2002 Annual Report to Stockholders contains management's discussion and analysis of financial condition and results of operations at and for the year ended April 30, 2002. The following discussion and analysis describes material changes in the Company's financial condition since April 30, 2002. The analysis of results of operations compares the three months and nine months ended January 31, 2003 with the comparable periods of the prior fiscal year.

Results of Operations

The Company recorded sales of $16.4 million for the three months ended January 31, 2003, down 21.2% from sales of $20.8 million for the comparable period of the prior year. Sales for the nine months ended January 31, 2003 were $55.7 million, down 11.7% from sales of $63.1 million in the comparable period of the prior year.

Sales of laboratory products decreased 20.7% and 11.2% during the three months and nine months ended January 31, 2003, respectively, over the same periods last year, reflecting a softness in the marketplace for medium-size laboratory projects and delays in scheduled shipping dates for several projects. Sales of technical products declined 28.9% and 17.4% during the three months and nine months ended January 31, 2003, respectively, over the same periods last year, as the high-tech sector of the economy remained depressed.

During the three months and nine months ended January 31, 2003, the Company incurred certain non-recurring charges described below. For comparative purposes, following the disclosure of certain financial measures below which include the applicable non-recurring charges, the Company has reported the same financial measures which exclude the applicable non-recurring charges. The Company has included this additional information because it believes that the disclosure which excludes the non-recurring charges is a better measure of the Company's performance during the periods reported and is more useful for comparing the Company's results of operations to prior periods.

On October 31, 2002, the Company announced its decision to relocate the operations of its technical products business from Lockhart, Texas to the Company's site in Statesville, North Carolina and to write-down certain related inventories on hand. Total pre-tax costs associated with the above activities are estimated to be approximately $1.1 million. In accordance with existing accounting rules, $262,000 and $641,000 of these charges were recorded during the three months and nine months ended January 31, 2003, respectively, with the remaining balance of the costs expected to be recorded in the fourth quarter of the current year. The costs for the nine months ended January 31, 2003 included $200,000 of inventory write-downs of technical products that were recorded as cost of sales in the financial statements. The additional costs of $262,000 and $441,000 recorded for the three and nine months ended January 31, 2003, respectively, were recorded as operating expenses in the financial statements.

During the quarter ending October 31, 2002, the Company recorded to cost of sales a $250,000 pre-tax charge of accelerated depreciation expense and a $100,000 pre-tax charge to write-down paint inventories, both associated with the Company's paint system in Statesville that is being replaced in the current year with a state-of-the-art, more cost-effective system.

The gross profit margin for the quarter ended January 31, 2003 was 21.1% of sales, as compared to 17.7% of sales in the comparable quarter of the prior year. The gross profit margin for the nine months ended January 31, 2003 was 18.0%, as compared to 17.2% in the comparable period of the prior year. The profit margin for the nine months of the current year was adversely affected by the non-recurring charges of $350,000 associated with the replacement of the Company's paint system and the $200,000 of inventory write-downs of technical products. Excluding these charges, the profit margin for the nine months was 19.0% of sales. The improvements in the profit margins, excluding these charges, were a reflection of the Company's cost improvement activities.

Operating expenses for the three months ended January 31, 2003 were $3.4 million, or 20.5% of sales, as compared to $3.1 million, or 14.8% of sales, in the comparable period of the prior year. Operating expenses for the nine months ended January 31, 2003 were $9.6 million, or 17.3% of sales, as compared to $8.7 million, or 13.8% of sales, in the comparable period of the prior year. Excluding $262,000 and $441,000 in non-recurring charges associated with the relocation of the technical products business for the three months and nine months ended January 31, 2003, respectively, operating expenses for the three and nine months ended January 31, 2003 were $3.1 million and $9.2 million, or 18.9% and 16.5% of sales, respectively. The increases in operating expenses for the three months and nine months ended January 31, 2003, excluding the non-recurring charges, were primarily the inclusion of operating expenses associated with the expansion of activities in the international marketplace in the current year and increased sales and marketing expenses.

Operating earnings of $101,000 and $425,000 were recorded for the three months and nine months ended January 31, 2003, respectively. This compares to operating earnings of $604,000 and $2.1 million for the comparable periods of the prior year. Excluding the non-recurring charges discussed above totaling $262,000 and $991,000, operating earnings for the three and nine months ended January 31, 2003 were $363,000 and $1,416,000, respectively.

Interest expense was $35,000 and $117,000 for the three months and nine months ended January 31, 2003, respectively, compared to $50,000 and $169,000 for the comparable periods of the prior year. The decrease in interest expense for the current quarter and year resulted from lower interest rates and lower borrowing levels.

Other expense was $24,000 and other income was $44,000, in the three months and nine months ended January 31, 2003, respectively, compared to other expense of $6,000 and other income of $32,000 for the comparable periods of the prior year.

No income tax expense was recorded for the three-month period ended January 31, 2003. An income tax expense of $110,000 was recorded for the nine months ended January 31, 2003. This compares to income tax expense of $132,000 and $651,000 recorded for the comparable periods of the prior year. The effective tax rate was approximately 31.3% for the nine months ended January 31, 2003 and 24.1% and 32.6% for the three and nine month periods ended January 31, 2002, respectively. No income tax expense was considered necessary in the current quarter due to the amount of state income tax credits earned by the Company from investments in certain qualifying machinery and equipment. Remaining state tax credits for the current fiscal year are expected to substantially offset the income tax expense in the fourth quarter.

Net earnings of $42,000 and $242,000, or $.02 per diluted share and $.10 per diluted share, were recorded for the three months and nine months ended January 31, 2003, respectively. This compares to net earnings of $416,000 and $1,347,000, or $.17 per diluted share and $.54 per diluted share, respectively, for the comparable periods of the prior year. Excluding the non-recurring charges discussed above and their income tax effect, net earnings for the three and nine months ended January 31, 2003 were $202,000, or $.08 per diluted share, and $847,000, or $.34 per diluted share, respectively.

Liquidity and Capital Resources

Historically, the Company's principal sources of liquidity have been funds generated from operations, supplemented as needed by short-term borrowings. The Company believes that these sources, will be sufficient to support ongoing business levels, including capital expenditures through the current fiscal year.

The Company had working capital of $13.7 million at January 31, 2003, as compared to $14.8 million at April 30, 2002. The ratio of current assets to current liabilities was 2.3-to-1 at January 31, 2003, as compared to 2.4-to-1 at April 30, 2002. At January 31, 2003, advances of $2,275,000 were outstanding under the Company's revolving credit loan. The balance of borrowings and accounts receivable in the financial statements at January 31, 2003 were adversely affected by $2.3 million in customer cash payments that were mailed prior to the end of the quarter, but not received by the Company until the first business day after the end of the quarter. During the current quarter, the revolving credit loan was amended to increase allowable advances under the loan from $6.0 million to $7.0 million and extend the maturity date of the loan to December 31, 2004.

The Company's operations provided cash of $416,000 during the nine months ended January 31, 2003, primarily attributable to operating earnings before depreciation offset by decreases in accounts payable and other current liabilities. The Company's operations provided cash of $581,000 during nine months ended January 31, 2002, primarily attributable to operating earnings before depreciation, partially offset by an increase in accounts receivable.

During the nine months ended January 31, 2003, the Company used cash of $2,846,000 in investing activities. This amount was the net of $3,212,000 of capital expenditures, primarily for production equipment, reduced by the proceeds of $366,000 from sales of fixed assets. This compares to the use of $1,347,000 for capital expenditures in the comparable period of the prior year.

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

REVIEW BY INDEPENDENT ACCOUNTANTS

A review of the interim financial information included in this Quarterly Report on Form 10-Q for the three months and nine months ended January 31, 2003 has been performed by PricewaterhouseCoopers LLP, the Company's independent accountants. Their report on the interim financial information follows.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Kewaunee Scientific Corporation
Statesville, North Carolina

We have reviewed the accompanying condensed consolidated balance sheet of Kewaunee Scientific Corporation as of January 31, 2003 and April 30, 2002, and the related condensed consolidated statements of operations for each of the three and nine-month periods ended January 31, 2003 and January 31, 2002 and the condensed consolidated statement of cash flows for the nine-month periods ended January 31, 2003 and January 31, 2002. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of April 30, 2002, and the related consolidated statements of operations, of stockholder's equity, and of cash flows for the year then ended (not presented herein), and in our report dated June 3, 2002 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of April 30, 2002 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PricewaterhouseCoopers LLP
Charlotte, North Carolina

February 21, 2003

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        There were no material changes to the disclosures made on this matter in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2002.

Item 4. Controls and Procedures

        An evaluation was performed under the supervision and the participation of the company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded the Company's disclosure controls and procedures were effective as of January 31, 2003, in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

        There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to January 31, 2003.


                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings

        The Company previously reported that a judgment in the amount of approximately $1.3 million had been issued against the Company in fiscal year 2002 associated with a legal dispute between the Company and a general contractor, Bernards Bros. Inc. The judgment had been issued after an arbitrator's award of damages against the Company and other defendants. The Company filed an appeal of the judgment and the Court of Appeals of the State of California subsequently overturned the judgment and returned the case to the Trial Court for the limited purpose of fashioning, with the input of the parties, a judgment which properly reflects the arbitrator's award in the case. The Trial Court has not yet rendered an opinion; however, the Company feels the case will ultimately be concluded with a liability to the Company approximating the amount previously recorded in the financial statements.

Item 5.   Other Matters

          Consistent with Section 10A(I)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Public Company Accounting Reform and Investor Protection Act of 2002, the Company is responsible for disclosing the nature of non-audit services approved by our Audit Committee during each quarter to be performed by PricewaterhouseCoopers LLP, our independent auditors. Non-audit services are services other than those provided by PricewaterhouseCoopers LLP in connection with an audit or review of the Company's financial statements. During the third quarter of fiscal year 2003 the Company's Audit Committee did not approve any non-audit services to be performed by PricewaterhouseCoopers LLP.

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

        (b) Reports on Form 8-K

            No reports on Form 8-K were filed with the Commission during the three months ended January 31, 2003.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          KEWAUNEE SCIENTIFIC CORPORATION

                                                  (Registrant)



Date:  March 14, 2003                     By   /s/ D. Michael Parker
                                             -----------------------
                                            D. Michael Parker
                                            Senior Vice President,Finance
                                            Chief Financial Officer