Form 10-K
period 2003-04-30
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2003-07-23
CIK 55529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-5286

KEWAUNEE SCIENTIFIC CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	38-0715562
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2700 West Front Street Statesville, North Carolina	28677-2927
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (704) 873-7202

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock $2.50 par value

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

The aggregate market value of shares of voting stock held by non-affiliates of the Registrant was approximately $16,269,597 based on the last reported sale price of the Registrant’s Common Stock on October 31, 2002, the last business day of the Registrant’s most recently completed second fiscal quarter. (Only shares beneficially owned by directors of the Registrant (excluding shares subject to options) were excluded as shares held by affiliates. By including or excluding shares owned by anyone, the Registrant does not admit for any other purpose that any person is or is not an affiliate of the Registrant.)

As of July 3, 2003, the Registrant had outstanding 2,482,745 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Those portions of Kewaunee Scientific Corporation’s annual report to stockholders for the fiscal year ended April 30, 2003, and of the proxy statement for use in connection with Kewaunee Scientific Corporation’s annual meeting of stockholders to be held on August 27, 2003, indicated in this report are incorporated by reference into Parts I, II and III hereof.

PART I

Item 1.	Business

General

The principal business of the Registrant is the design, manufacture and installation of scientific and technical furniture. These products are primarily sold through purchase orders and contracts submitted by customers, through the Registrant’s dealers and commissioned agents, a national distributor, and through competitive bids submitted by the Registrant, and subsidiaries located in Singapore and Bangalore, India.

The Company’s operations are classified into two business segments: laboratory products and technical products. The laboratory products segment principally designs, manufactures, and installs steel and wood laboratory cabinetry, fume hoods, flexible systems and worksurfaces. Laboratory products are sold principally to pharmaceutical, biotechnology, industrial, chemical and commercial research laboratories, educational institutions, health care institutions, and governmental entities. The technical products segment principally manufactures and sells technical furniture including network metal cabinetry, network storage systems, workstations, workbenches, and computer enclosures. Technical products are sold principally to manufacturing facilities and users of computer and networking furniture. Financial information pertaining to each of the Registrant’s business segments is presented in Note 9, “Segment Information,” at page 24 of the Registrant’s annual report to stockholders for the year ended April 30, 2003, which Note is incorporated herein by reference.

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

The need for working capital and the credit practices of the Registrant are comparable to those of other companies manufacturing and selling similar products in similar markets. Payments for the Registrant’s laboratory products are received over longer periods of time than payments for many other types of manufactured products, thus requiring increased working capital. In addition, payment terms associated with certain projects provide for a retention amount until completion of the project, thus also increasing required working capital.

The principal raw materials and products manufactured by others used by the Registrant in its products are cold-rolled carbon and stainless steel, hardwood lumber and plywood, paint, chemicals, resins, hardware, plumbing and electrical fittings. Such materials and products are purchased from multiple suppliers and are readily available.

The Registrant holds various patents and patent rights but does not consider that its success or growth is dependent upon its patents or patent rights. The Registrant’s business is not dependent upon licenses, franchises or concessions.

The Registrant’s business is not cyclical, although sales are sometimes lower during the Registrant’s third quarter because of slower construction activity in certain areas of the country during the winter months. The Registrant’s business is not dependent on any one or a few customers; however, sales to VWR International represented 14 percent, 12 percent, and 13 percent of the Registrant’s total sales in fiscal years 2003, 2002 and 2001, respectively.

The Registrant’s order backlog at April 30, 2003 was $51.5 million, as compared to $34.2 million at April 30, 2002 and $35.5 million at April 30, 2001. All but $947,000 of the backlog at April 30, 2003 was scheduled for shipment during fiscal year 2004; however, it may reasonably be expected that delays in shipments will occur because of customer rescheduling or delay in completion of projects which involve the installation of the Registrant’s products. Based on past experience, the Registrant expects that more than 90 percent of its order backlog at April 30, 2003 will be shipped during fiscal year 2004.

Competition

The Registrant considers the industries in which it competes to be highly competitive and believes that the principal competitive factors are price, product performance, and customer service. A significant portion of the business of the Registrant is based upon competitive public bidding.

Research and Development

The amount spent during the fiscal year ended April 30, 2003 on company-sponsored research and development activities related to new products or services or improvement of existing products or services was $721,571. The amounts spent for similar purposes in the fiscal years ended April 30, 2002 and 2001 were $618,273 and $742,860, respectively.

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

Employees

The number of persons employed by the Registrant at April 30, 2003 was 543.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Certain statements included and referenced in this report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could significantly impact results or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, economic, competitive, governmental, and technological factors affecting the Company’s operations, markets, products, services, and prices. The cautionary statements made pursuant to the Reform Act herein and elsewhere by the Company should not be construed as exhaustive. The Company cannot always predict what factors would cause actual results to differ materially from those indicated by the forward-looking statements. In addition, readers are urged to consider statements that include the terms “believes,” “belief,” “expects,” “plans,” “objectives,” “anticipates,” “intends” or the like to be uncertain and forward-looking.

Item 2.	Properties

The Registrant owns and operates three plants in Statesville, North Carolina. The plants are involved in the production of the Registrant’s products. The plants are located in three separate adjacent buildings, which contain manufacturing facilities and warehouse space. Sales and marketing, administration, engineering and drafting personnel and facilities are also located in each of the three buildings. The Registrant’s corporate offices are located in the largest building. The plant buildings together comprise approximately 382,000 square feet and are located on approximately 20 acres of land. In addition, at April 30, 2003, the Registrant leased warehouse facilities totaling 132,000 square feet in Statesville, North Carolina.

The Company also owns and has for sale two vacant buildings which together comprise approximately 129,000 square feet located on 30 acres in Lockhart, Texas. This property was the site of the Company’s technical products business until this business was relocated to Statesville in fiscal year 2003.

All of the facilities which the Registrant owns are held free and clear of any encumbrances. The Registrant believes its facilities are suitable for their respective uses and are adequate for its current needs.

Item 3.	Legal Proceedings

The Company is involved in a legal dispute with Bernards Bros. Inc., a former customer of the Company. The dispute was the subject of lengthy arbitration proceedings completed in December 2000. In fiscal year 2001, the Company recorded a charge of $391,000, including an estimated liability of $134,000 for final settlement of the matter, based on its interpretation of the Arbitrator’s award. In June 2003, a judgment was entered in the case against the Company and two other defendants identifying the responsibility for the payment of the Arbitrator’s award. The Company continues to analyze the judgment; however, the Company believes its ultimate liability under the judgment approximates the amount previously recorded in the financial statements.

In fiscal year 1998, the Company filed a Complaint against a general contractor to recover certain costs incurred by the Company outside of the scope of a construction contract. On April 28, 2003, an agreement was reached between the Company and the Assistant Attorney General responsible for the New York State University Construction Fund (the “Fund”) for the resolution of this claim. The agreement includes the immediate payment of approximately $500,000 to the Company, with a reservation of the Company’s right to seek additional interest on the agreed upon costs recovered by the Company under the settlement. The agreement remains unenforceable until approval by the Board of Directors of the Fund and additional representatives of the New York State Attorney General’s Office. The Company has been informed orally that such approvals were obtained in the first quarter of fiscal year 2004 and payment of the settlement amount is expected to be received in the first or second quarter of such year. When the settlement is paid, the Company expects to recognize a gain of approximately $300,000 after deducting legal costs in the matter.

From time to time, the Registrant is involved in certain other disputes and litigation relating to claims arising out of its operations in the ordinary course of business. Further, the Registrant periodically is subject to government audits and inspections. The Registrant believes that any such matters presently pending will not, individually or in the aggregate, have a material adverse effect on the Registrant’s results of operations or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Incorporated by reference from the Registrant’s annual report to stockholders for the fiscal year ended April 30, 2003, page 27, sections entitled “Range of Market Prices” and “Quarterly Financial Data”. As of July 3, 2003, the Registrant estimates there were approximately 1,004 stockholders of the Registrant’s common shares, of which 273 were stockholders of record.

Item 6.	Selected Financial Data

Incorporated by reference from the Registrant’s annual report to stockholders for the fiscal year ended April 30, 2003, page 26, section entitled “Summary of Selected Financial Data.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Incorporated by reference from the Registrant’s annual report to stockholders for the fiscal year ended April 30, 2003, pages 8-11, section entitled “Management’s Discussion and Analysis.”

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Registrant is exposed to market risk in the area of interest rates. This exposure is associated with amounts outstanding under a bank note, certain lease obligations for production machinery, and any future advances under the revolving credit loan, all of which are priced on a floating rate basis. The Registrant believes that this exposure to market risk is not material. The Registrant entered into an interest swap agreement in fiscal year 2002, whereby $1.5 million of the outstanding principal amount of the bank note effectively converted to a fixed rate of 6.37%, beginning May 1, 2002. The notional amount of this interest rate hedge is reduced in the same proportion as the principal balance of the bank note over the remaining term of the bank note.

Item 8.	Financial Statements and Supplementary Data

Incorporated by reference from the Registrant’s annual report to stockholders for the fiscal year ended April 30, 2003, pages 12-24.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

(a) Incorporated by reference from the Registrant’s proxy statement for use in connection with its annual meeting of stockholders to be held on August 27, 2003, pages 1-4, section entitled “Election of Directors”.

(b) The names and ages of the Registrant’s executive officers and their business experience during the past five years are set forth below:

Executive Officers of the Registrant

Name	Age	Position
William A. Shumaker	55	President and Chief Executive Officer

D. Michael Parker	51	Senior Vice President, Finance, Chief Financial Officer, Treasurer and Secretary

Roger L. Eggena	62	Vice President, Manufacturing

James J. Rossi	61	Vice President, Human Resources

Kurt P. Rindoks	45	Vice President, Engineering and Product Development

Kenneth E. Sparks	40	Vice President, General Manager Technical Furniture Group

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

Kurt P. Rindoks joined the Registrant in July 1985 as an engineer. He was promoted to Director of Product Development in August 1991 and assumed the additional responsibilities of Director of Engineering in July 1995. He has served as Vice President of Engineering and Product Development since September 1996. Additionally, from May 1998 through October 2001, he served as General Manager of the Company’s Resin Materials Division.

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

Incorporated by reference from the Registrant’s proxy statement for use in connection with its annual meeting of stockholders to be held on August 27, 2003, pages 5-7, section entitled “Executive Compensation,” pages 8-9, section entitled “Compensation Committee Report on Executive Compensation,” and page 12, section entitled “Agreements with Certain Executives.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding the security ownership of certain beneficial owners and management is incorporated by reference from the Registrant’s proxy statement for use in connection with its annual meeting of stockholders to be held on August 27, 2003, pages 13-14, sections entitled “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners.”

The following table sets forth certain information as of April 30, 2003 with respect to compensation plans under which our equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by Security Holders:
1991 Key Employee Stock Option Plan	129,325	$9.83	-0-
1993 Stock Option Plan for Directors	5,000	$9.95	-0-
2000 Key Employee Stock Option Plan	79,528	$9.33	20,472
Equity Compensation Plans not approved by Security Holders:	—	—	—

Item 13.	Certain Relationships and Related Transactions

Incorporated by reference from the Registrant’s proxy statement for use in connection with its annual meeting of stockholders to be held on August 27, 2003, pages 1-4, section entitled “Election of Directors” and page 12, section entitled “Agreements with Certain Executives.”

Item 14.	Controls and Procedures

We maintain disclosure controls and procedures that are intended to ensure that the information required to be disclosed in our Exchange Act filings is properly and timely recorded, processed, summarized and reported. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of April 30, 2003. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective for fiscal year 2003 covered by this Form 10-K. In designing disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives, and that management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Nevertheless, management believes that the Company’s disclosure controls and procedures are effective.

There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date of their evaluation.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

The following documents are filed or incorporated by reference as part of this report:

(a)(1)	Financial Statements	Page or Reference
	Consolidated Statements of Operations Years ended April 30, 2003, 2002 and 2001	12*

	Consolidated Statements of Stockholders’ Equity Years ended April 30, 2003, 2002 and 2001	12*

	Consolidated Balance Sheets – April 30, 2003 and 2002	13*

	Consolidated Statements of Cash Flows – Years ended April 30, 2003, 2002 and 2001	14*

	Notes to Financial Statements	15-24*

	Report of Independent Accountants	25*

(a)(2)	Financial Statement Schedule

	Report of Independent Accountants on Financial Statement Schedules	11

	Schedule I – Valuation and Qualifying Accounts	12

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)(3)	Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which is attached hereto at pages 16 through 19 and which is incorporated herein by reference.

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the Registrant’s fiscal year ended April 30, 2003.

*	Matters incorporated by reference to the page numbers shown in the Registrant’s annual report to stockholders for the year ended April 30, 2003.

REPORT OF INDEPENDENT ACCOUNTANTS ON CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

To the Stockholders and Board of Directors of Kewaunee Scientific Corporation

Our audits of the financial statements referred to in our report dated June 4, 2003 appearing in the 2003 Annual Report to Shareholders of Kewaunee Scientific Corporation (which report and financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, Page 1 of this Financial Statement Schedule related to fiscal years ended April 30, 2003, 2002, and 2001 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

PRICEWATERHOUSECOOPERS LLP

Charlotte, North Carolina

June 4, 2003

Schedule I, Page 1

Kewaunee Scientific Corporation

Valuation and Qualifying Accounts

($ in thousands)

Description	Balance at Beginning of Period	Bad Debt Expense	Deductions*	Balance at End of Period
Year ended April 30, 2003
Allowance for doubtful accounts	$597	$258	$(361)	$494

Year ended April 30, 2002
Allowance for doubtful accounts	$389	$155	$53	$597

Year ended April 30, 2001
Allowance for doubtful accounts	$490	$144	$(245)	$389

*	Uncollectible accounts written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEWAUNEE SCIENTIFIC CORPORATION

By:	/s/ WILLIAM A. SHUMAKER
William A. Shumaker President and Chief Executive Officer

Date: July 23, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

(i) Principal Executive Officer		)
)
/s/ WILLIAM A. SHUMAKER William A. Shumaker President and Chief Executive Officer		) ) )
)
(ii) Principal Financial and Accounting Officer		)
)
/s/ D. MICHAEL PARKER D. Michael Parker Senior Vice President, Finance Chief Financial Officer Treasurer and Secretary		) ) ) ) )
)
(iii) A majority of the Board of Directors:		) July 23, 2003
)
/s/ MARGARET BARR BRUEMMER Margaret Barr Bruemmer	/s/ SILAS KEEHN Silas Keehn	) ) )
)
/s/ JOHN C. CAMPBELL, JR. John C. Campbell, Jr.	/s/ ELI MANCHESTER, JR. Eli Manchester, Jr.	) ) )
)
/s/ WILEY N. CALDWELL Wiley N. Caldwell	/s/ JAMES T. RHIND James T. Rhind	) )
)
/s/ WILLIAM A. SHUMAKER		) )
William A. Shumaker		)

CERTIFICATIONS

I, William A. Shumaker, certify that:

1.	I have reviewed this annual report on Form 10-K of Kewaunee Scientific Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ WILLIAM A. SHUMAKER
William A. Shumaker President and Chief Executive Officer

Date: July 23, 2003

CERTIFICATIONS

I, D. Michael Parker, certify that:

1.	I have reviewed this annual report on Form 10-K of Kewaunee Scientific Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ D. MICHAEL PARKER
D. Michael Parker Senior Vice President, Finance Chief Financial Officer

Date: July 23, 2003

KEWAUNEE SCIENTIFIC CORPORATION

Exhibit Index

			Page Number (or Reference)

3	Articles of incorporation and by-laws

	3.1	Restated Certificate of incorporation (as amended)	(2)

	3.2	By-Laws (as amended as of May 22, 2002)	(15)

10	Material Contracts

	10.1	Re-Established Retirement Plan for Salaried Employees of Kewaunee Scientific Corporation (as Amended and Restated Effective as of May 1, 2001)	(1)

	10.2	Kewaunee Scientific Corporation 1985 Re-Established Retirement Plan for Hourly Employees of Kewaunee Scientific Corporation (as Amended and Restated Effective as of May 1, 2001)	(1)

	10.2A	First Amendment to the Re-Established Retirement Plan for Hourly Employees of Kewaunee Scientific Corporation	(1)

	10.3	Kewaunee Scientific Corporation Supplemental Retirement Plan	(3)

	10.19	Kewaunee Scientific Corporation 1991 Key Employee Stock Option Plan	(4)

	10.19A	First Amendment dated August 28, 1996 to the Kewaunee Scientific Corporation Key Employee Stock Option Plan	(8)

	10.19B	Second Amendment dated August 26, 1998 to the Kewaunee Scientific Corporation Key Employee Stock Option Plan	(10)

	10.21	Kewaunee Scientific Corporation Executive Deferred Compensation Plan	(5)

	10.21A	Second Amendment dated June 17, 1997 to the Kewaunee Scientific Corporation Executive Deferred Compensation Plan	(9)

	10.21B	Third Amendment dated June 17, 1997 to the Kewaunee Scientific Corporation Executive Deferred Compensation Plan	(9)

		Page Number (or Reference)

10.21C	Fourth Amendment dated December 1, 1998 to the Kewaunee Scientific Corporation Executive Deferred Compensation Plan	(10)

10.21D	Fifth Amendment dated December 5, 2001 to the Kewaunee Scientific Corporation Executive Deferred Compensation Plan	(15)

10.21E	Sixth Amendment dated December 17, 2002 to the Kewaunee Scientific Corporation Executive Deferred Compensation Plan	(1)

10.21F	Seventh Amendment dated February 28, 2002 to the Kewaunee Scientific Corporation Executive Deferred Compensation Plan	(1)

10.26	Kewaunee Scientific Corporation Stock Option Plan for Directors	(6)

10.34	401(K) Incentive Savings Plan for Salaried and Hourly Employees of Kewaunee Scientific Corporation	(7)

10.34A	Amendments (2) dated June 17, 1997 to the 401(K) Incentive Savings Plan for Salaried and Hourly Employees of Kewaunee Scientific Corporation	(9)

10.34B	Amendments (12) dated December 17, 2002 to the 401(k) Incentive Savings Plan for Salaried and Hourly Employees of Kewaunee Scientific Corporation	(1)

10.38	Change of Control agreement dated as of November 12, 1999 between William A. Shumaker and the Registrant.	(11)

10.38A	Change of Control agreement extension dated as of June 25, 2002 between William A. Shumaker and the Registrant.	(15)

10.39	Change of Control agreement dated as of November 12, 1999 between D. Michael Parker and the Registrant.	(11)

10.39A	Change of Control agreement extension dated as of June 25, 2002 between D. Michael Parker and the Registrant.	(15)

10.40	Change of Control agreement dated as of November 12, 1999 between James J. Rossi and the Registrant.	(11)

10.40A	Change of Control agreement extension dated as of June 25, 2002 between James J. Rossi and the Registrant.	(15)

			Page Number (or Reference)

	10.41	Change of Control agreement dated as of January 20, 2000 between Kurt P. Rindoks and the Registrant.	(11)

	10.41A	Change of Control agreement extension dated as of June 25, 2002 between Kurt P. Rindoks and the Registrant.	(15)

	10.42	Kewaunee Scientific Corporation Pension Equalization Plan	(12)

	10.42A	First Amendment dated May 27, 1999 to the Kewaunee Scientific Corporation Pension Equalization Plan	(12)

	10.43	Letter Agreement dated as of July 18, 1997 between Roger L. Eggena and the Registrant	(14)

	10.44	Change of Control agreement dated as of February 23, 2003 between Kenneth E. Sparks and the Registrant	(1)

	10.45	Kewaunee Scientific Corporation 2000 Key Employee Stock Option Plan	(13)

	10.46	Fiscal Year 2004 Incentive Bonus Plan	(1)

13	Annual Reports to Stockholders for the fiscal year ended April 30, 2003 (Such Report, except to the extent incorporated herein by reference, is being furnished for the information of the Securities and Exchange Commission only and is not deemed filed as a part of this annual report on Form 10-K)		(1)

23	Consent of PricewaterhouseCoopers LLP		(1)

99	Additional Exhibits

	99.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(1)

	99.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(1)

(All other exhibits are either inapplicable or not required.)

Footnotes

(1)	Filed with this Form 10-K with the Securities and Exchange Commission.

(2)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 1985, and incorporated herein by reference.

(3)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 1985, and incorporated herein by reference.

(4)	Filed as an exhibit to the Kewaunee Scientific Corporation Proxy Statement dated July 26, 1991, and incorporated herein by reference.

(5)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 1992, and incorporated herein by reference.

(6)	Filed as an exhibit to the Kewaunee Scientific Corporation Proxy Statement dated July 23, 1993, and incorporated herein by reference.

(7)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 1996, and incorporated herein by reference.

(8)	Filed as an exhibit to the Kewaunee Scientific Corporation Proxy Statement dated July 31, 1996, and incorporated herein by reference.

(9)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 1998, and incorporated herein by reference.

(10)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 1999, and incorporated herein by reference.

(11)	Filed as an exhibit to the Kewaunee Scientific Corporation Quarterly Report to the Securities and Exchange Commission on Form 10-Q (Commission File No. 0-5286) for the quarterly period ended January 31, 2000, and incorporated herein by reference.

(12)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 2000, and incorporated herein by reference.

(13)	Filed as an exhibit to the Kewaunee Scientific Corporation Proxy Statement dated July 20, 2000 and incorporated herein by reference.

(14)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 2001, and incorporated herein by reference.

(15)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 2002, and incorporated herein by reference.