Form 10-Q
period 2003-07-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2003-09-15
CIK 55529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-5286

KEWAUNEE SCIENTIFIC CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	38-0715562
(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer Identification No.)

2700 West Front Street Statesville, North Carolina	28677
(Address of principal executive offices)	(Zip Code)

(704) 873-7202

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

As of August 29, 2003, the Registrant had outstanding 2,485,245 shares of Common Stock.

Pages: This report, excluding exhibits, contains 17 pages numbered sequentially from this cover page.

KEWAUNEE SCIENTIFIC CORPORATION

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2003

Part 1. Financial Information

Item 1.	Financial Statements

Kewaunee Scientific Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three months ended July 31
	2003	2002
Net sales	$24,213	$19,405
Costs of products sold	20,610	15,964

Gross profit	3,603	3,441
Operating expenses	3,001	2,898

Operating earnings	602	543
Interest expense	(78)	(42)
Other income	196	1

Earnings before income taxes	720	502
Income tax expense	259	178

Net earnings	$461	$324

Net earnings per share
Basic	$0.19	$0.13
Diluted	$0.19	$0.13
Weighted average number of common shares outstanding (in thousands)
Basic	2,485	2,470
Diluted	2,489	2,484

See accompanying notes to condensed financial statements.

Kewaunee Scientific Corporation

Condensed Consolidated Balance Sheets

(in thousands)

	July 31 2003	April 30 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$400	$520
Receivables, less allowance	22,814	16,138
Inventories	5,490	5,958
Deferred income taxes	103	89
Prepaid income taxes	1,213	1,499
Prepaid expenses and other current assets	1,162	782

Total current assets	31,182	24,986
Property, plant and equipment, at cost	33,000	31,926
Accumulated depreciation	(20,633)	(20,135)

Net property, plant and equipment	12,367	11,791

Other assets	6,648	6,877

Total Assets	$50,197	$43,654

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$6,919	$1,416
Current portion of long-term debt	1,117	681
Accounts payable	6,787	8,338
Employee compensation and amounts withheld	1,451	1,203
Deferred Revenue	1,347	856
Other accrued expenses	1,295	834

Total current liabilities	18,916	13,328
Long-term debt	1,770	1,249
Deferred income taxes	1,151	1,150
Accrued employee benefit plan costs	1,645	1,634
Other long-term liabilities	449	355

Total Liabilities	23,931	17,716
Stockholders’ equity:
Common stock	6,550	6,550
Additional paid-in-capital	136	145
Retained earnings	20,397	20,110
Accumulated other comprehensive income (loss)	13	(9)
Common stock in treasury, at cost	(830)	(858)

Total stockholders’ equity	26,266	25,938

Total Liabilities and Stockholders’ Equity	$50,197	$43,654

See accompanying notes to condensed financial statements.

Kewaunee Scientific Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three months ended July 31
	2003	2002
Cash flows from operating activities:
Net earnings	$461	$324
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation	490	591
Provision for bad debts	(33)	31
(Increase) in deferred income tax expense	(13)	—
Decrease in prepaid income taxes	286	166
(Increase) decrease in receivables	(6,643)	317
Decrease (increase) in inventories	468	(335)
(Decrease) increase in accounts payable and other current liabilities	(842)	(2,100)
Increase (decrease) in deferred revenue	491	(37)
Other, net	(24)	(24)

Net cash used in operating activities	(5,359)	(1,067)
Cash flows from investing activities:
Capital expenditures	(1,066)	(1,055)
Proceeds from sale of fixed assets	—	366

Net cash used in investing activities	(1,066)	(689)
Cash flows from financing activities:
Increase in short-term borrowings	5,503	977
Proceeds from long-term debt	1,200	—
Payments on long-term debt	(243)	(170)
Dividends paid	(174)	(173)
Proceeds from exercise of stock options (including tax benefit)	19	34

Net cash provided by financing activities	6,305	668

Decrease in cash and cash equivalents	(120)	(1,088)
Cash and cash equivalents, beginning of period	520	1,747

Cash and cash equivalents, end of period	$400	$659

See accompanying notes to condensed financial statements.

Kewaunee Scientific Corporation

Notes to Condensed Consolidated Financial Statements

(unaudited)

A. Financial Information

The unaudited interim condensed consolidated financial statements of Kewaunee Scientific Corporation (the “Company” or “Kewaunee”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These interim condensed financial statements should be read in conjunction with the financial statements and notes included in the Company’s 2003 Annual Report to Stockholders.

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

B. Inventories

Inventories consisted of the following (in thousands):

	July 31, 2003	April 30, 2003
Finished products	$2,518	$2,402
Work in process	1,348	1,812
Raw materials	1,624	1,744

	$5,490	$5,958

C. Balance Sheet

The Company’s April 30, 2003 condensed consolidated balance sheet as presented herein is derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

D. Segment Information

The following table shows net sales and profits by business segment for three months ended July 31, 2003 and 2002 (in thousands):

	Laboratory Products	Technical Products	Corporate	Total
Three months ended
July 31, 2003

Revenues from external customers	$22,601	$1,612	—	$24,213
Intersegment revenues	1,042	—	(1,042)	—
Segment profit (loss)	874	83	(237)	720
Segment assets	45,202	—	4,995	50,197

Three months ended
July 31, 2002

Revenues from external customers	$18,048	$1,357	—	$19,405
Intersegment revenues	162	—	(162)	—
Segment profit (loss)	868	(116)	(250)	502
Segment assets	35,017	3,199	2,852	41,068

The Company’s technical products operation was relocated from Texas to North Carolina in the fourth quarter of fiscal year 2003, and segment assets were combined with the laboratory products segment at that time.

E. Comprehensive Income

The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” effective January 1, 2001. SFAS No. 133 requires that the Company record derivatives on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The nature of the Company’s business activities involves the management of various financial and market risks, including those related to changes in interest rates. The Company may from time-to-time employ derivative financial instruments, such as interest rate swap contracts, to mitigate or eliminate certain of those risks. The Company does not enter into derivative instruments for speculative purposes.

The Company had one interest rate swap agreement outstanding at July 31, 2003. The change in fair value of this cash flow hedge during the current quarter resulted in a decrease of $6,000, net of tax to accumulated other comprehensive loss in the accompanying condensed consolidated balance sheet.

For the Company’s foreign subsidiaries, assets and liabilities are translated at exchange rates prevailing on the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the period and any resulting translation adjustments are reported separately in shareholders’ equity. Changes in exchange rates for the current quarter resulted in a decrease of $16,000 in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheet.

A reconciliation of net income and total comprehensive income for the three months ended July 31, 2003 and 2002 is as follows (in thousands):

	July 31, 2003	July 31, 2002
Net income	$720	$324
Change in fair value of cash flow hedge, net of income tax	6	(29)
Change in cumulative foreign currency translation adjustments	16	20

Total comprehensive income	$742	$315

F. Commitments and Contingencies

The Company is involved in a legal dispute with Bernards Bros. Inc., a former customer of the Company. The dispute was the subject of lengthy arbitration proceedings completed in December 2000. In June 2003, a judgment was entered in the case against the Company and two other defendants identifying the responsibility for the payment of the Arbitrator’s award. The Company believes that its ultimate liability regarding this matter ranges from $100,000 to $400,000. At July 31, 2003, the Company had an accrual of $134,000 for final settlement of this matter, unchanged from April 30, 2003.

G. Stock Options

The Company accounts for stock options granted to employees and directors using the intrinsic value method. Under this method no compensation expense is recorded since the exercise price of the stock options is equal to the market price of the underlying stock on the grant date. Had compensation expense for the stock options issued been determined consistent with Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation,” net earnings and net earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share data):

	July 31, 2003	July 31, 2002
Net earnings as reported	$461	$324
Pro forma compensation cost	(20)	(27)
Net earnings pro forma	441	297

Net earnings per share – Basic
As reported	$0.19	$0.13
Pro forma	0.18	0.12

Net earnings per share – Diluted
As reported	$0.19	$0.13
Pro forma	0.18	0.12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s 2003 Annual Report to Stockholders contains management’s discussion and analysis of financial condition and results of operations at and for the year ended April 30, 2003. The following discussion and analysis describes material changes in the Company’s financial condition since April 30, 2003. The analysis of results of operations compares the three months ended July 31, 2003 with the comparable period of the prior fiscal year.

Results of Operations

Sales for the three months ended July 31, 2003 were $24.2 million, an increase of 24.8% from sales of $19.4 million in the same quarter last year. Strong sales increases were experienced for all of the Company’s major product lines, as well as international business. Sales of laboratory products increased 25.2% to $22.6 million, while sales of technical furniture increased 18.8% to $1.6 million. The order backlog was $50.7 million at July 31, 2003, down slightly from $51.5 million at April 30, 2003, reflecting the continued strong demand for the Company’s laboratory products. The order backlog at July 31, 2002 was $33.1 million.

The gross profit margin on sales for the current quarter was 14.9%, as compared to 17.7% for the same period of the prior year. The gross profit margin for the current quarter was unfavorably impacted by manufacturing problems in the Company’s metal furniture operation, and to a lesser degree, an unfavorable product sales mix. Among the problems in the metal furniture operation, a significant number of orders received for the quarter were for the Company’s new products and appropriate machinery and procedures were not in place to handle the large volume of these orders. This disrupted the manufacturing operations and resulted in significantly higher costs, including costs of short-term outsourcing of certain activities. Immediate actions were taken to address the manufacturing problems, and the Company is now experiencing lower costs. Automated equipment to efficiently manufacture the parts for these new products is expected to become operational in October 2003, and further cost improvements are expected to be realized once this equipment becomes operational.

Operating expenses for the three months ended July 31, 2003 were $3.0 million, as compared to $2.9 million for the same period of the prior year. As a percentage of sales, operating expenses declined to 12.4% of sales in the current quarter from 14.9% of sales in the same period of the prior year. Cost reduction activities allowed the Company to maintain the dollar level of its general and administrative expenses at relatively flat levels, while sales increased significantly during the current quarter.

Operating earnings of $602,000 were recorded for the three months ended July 31, 2003, as compared to $543,000 recorded in the comparable period of the prior year.

Interest expense was $78,000 for the three months ended July 31, 2003, compared to $42,000 for the comparable period of the prior year. The increase in interest expense for the current quarter resulted primarily from higher levels of borrowings.

Other income was $196,000 for the three months ended July 31, 2003, as compared to other income of $1,000 in the same period of the prior year. Other income for the current quarter was increased by $295,000 resulting from the resolution of a disputed claim for laboratory furniture sold by the Company several years ago.

Income tax expense of $259,000 was recorded for the three months ended July 31, 2003, as compared to an income tax expense of $178,000 recorded for the comparable period of the prior year. The effective tax rate was approximately 36% for each of these periods.

Net earnings for the three months ended July 31, 2003 were $461,000, or $0.19 per diluted share, as compared to net earnings of $324,000, or $0.13 per diluted share, in the same quarter last year. Net earnings of the current quarter were improved by $189,000, or $.08 per diluted share, resulting from the resolution of the old disputed claim discussed above. Earnings for the quarter also benefited from the higher sales volume, cost reduction activities, and the return to profitability of the Company’s technical furniture business.

Liquidity and Capital Resources

Historically, the Company’s principal sources of liquidity have been funds generated from operations, supplemented as needed by the Company’s credit facility. The Company believes that these sources will be sufficient to support ongoing business levels, including capital expenditures through the current fiscal year.

The Company had working capital of $12.2 million at July 31, 2003, as compared to $11.7 million at April 30, 2003. The ratio of current assets to current liabilities was 1.6-to-1 at July 31, 2003. At July 31, 2003, advances of $6,919,000 were outstanding under the Company’s revolving credit loan and other short-term borrowing arrangements. During the current quarter, the revolving credit loan was amended to increase allowable advances under the loan from $7.0 million to $9.0 million.

At July 31, 2003, long-term debt of the company was comprised of $2.9 million of obligations under a bank note. The note includes certain covenants as to tangible net worth, funds flow coverage, current ratio and ratio of liabilities to tangible net worth. At July 31, 2003, the Company’s funds flow coverage ratio fell below the minimum required under the financial covenant at the beginning of the quarter because of non-recurring costs reported by the Company in fiscal year 2003. The bank has waived the funds flow coverage ratio requirement as of July 31, 2003 and amended the ratio calculation for the periods ending October 31, 2003 and January 31, 2004 to exclude the non-recurring costs. The Company expects to be in compliance with all covenants, as amended, under the note in future periods.

The Company’s operations used cash of $5.4 million during the three months ended July 31, 2003. The cash used was primarily to fund the increase in accounts receivable resulting from the significantly higher sales volume during the quarter. Cash flow for the quarter included receipt of approximately $500,000, as anticipated, from the settlement of a disputed claim for laboratory furniture sold by the Company. The Company’s operations used cash of $1.1 million during the three months ended July 31, 2002, primarily to reduce accounts payable and other accrued liabilities, including payments under incentive and sales commission programs.

During the three months ended July 31, 2003, the Company used net cash of $1,066,000 in investing activities, primarily for production equipment, compared to the use of $689,000 for such expenditures in the comparable period of the prior year.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Certain statements in this report constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could significantly impact results or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, economic, competitive, governmental, and technological factors affecting the Company’s operations, markets, products, services, and prices. The cautionary statements made pursuant to the Reform Act herein and elsewhere by the Company should not be construed as exhaustive. The Company cannot always predict what factors would cause actual results to differ materially from those indicated by the forward-looking statements. In addition, readers are urged to consider statements that include the terms “believes”, “belief”, “expects”, “plans”, “objectives”, “anticipates”, “intends” or the like to be uncertain and forward-looking.

REVIEW BY INDEPENDENT ACCOUNTANTS

A review of the interim financial information included in this Quarterly Report on Form 10-Q for the three months ended July 31, 2003 has been performed by PricewaterhouseCoopers LLP, the Company’s independent accountants. Their report on the interim financial information follows.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of

Kewaunee Scientific Corporation

Statesville, North Carolina

We have reviewed the accompanying condensed consolidated balance sheet of Kewaunee Scientific Corporationas of July 31, 2003, and the related condensed consolidated statements of operations for the three-month period ended July 31, 2003 and July 31, 2002 and the condensed consolidated statement of cash flows for the three-month period ended July 31, 2003 and July 31, 2003. These financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of April 30, 2003, and the related consolidated statements of operations, of stockholder’s equity, and of cash flows for the year then ended (not presented herein), and in our report dated June 4, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of April 30, 2003 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PricewaterhouseCoopers LLP

Charlotte, North Carolina

August 25, 2003

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to the disclosures made on this matter in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2003.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and the participation of the company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of July 31, 2003. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of July 31, 2003, the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that all material information required to be filed in this quarterly report is made known to them by others within the Company and its subsidiaries.

(b) Changes in internal controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to July 31, 2003. As no significant deficiencies or material weaknesses were found, no corrective actions were taken.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is involved in a legal dispute with Bernards Bros. Inc., a former customer of the Company. The dispute was the subject of lengthy arbitration proceedings completed in December 2000. In June 2003, a judgment was entered in the case against the Company and two other defendants identifying the responsibility for the payment of the Arbitrator’s award. The Company believes that its ultimate liability regarding this matter ranges from $100,000 to $400,000. At July 31, 2003, the Company had accrual of $134,000 for final settlement of this matter, unchanged from April 30, 2003.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on August 27, 2003. Each of the nominees for Class II directors was re-elected. The votes cast for and withheld from each such director were as follows:

Director	For	Withheld
Class II Directors:

John C. Campbell, Jr.	2,395,014	6,120
James T. Rhind	2,126,714	274,420
William A. Shumaker	2,397,964	3,170

Item 5.	Other Matters

Consistent with Section 10A(I)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Public Company Accounting Reform and Investor Protection Act of 2002, the Company is responsible for disclosing the nature of non-audit services approved by our Audit Committee during each quarter to be performed by PricewaterhouseCoopers LLP, our independent auditors. Non-audit services are services other than those provided by PricewaterhouseCoopers LLP in connection with an audit or review of the Company’s financial statements. During the first quarter of fiscal year 2004 the Company’s Audit Committee approved non-audit services to be performed by PricewaterhouseCoopers LLP for fiscal year 2004 in the amount up to $48,000, which included fees in connection with audits of the Company’s benefit plans and tax return and tax advisory services.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

10.47	Long-Term Performance Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

A Form 8-K was filed on June 4, 2003 with the Commission, which included as an exhibit the Company’s Press Release announcing the financial results for the fourth quarter and year ended April 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEWAUNEE SCIENTIFIC CORPORATION
(Registrant)

Date: September 15, 2003	By:	/s/ D. MICHAEL PARKER
D. Michael Parker Senior Vice President, Finance Chief Financial Officer