Form 10-Q
period 2003-10-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2003-12-15
CIK 55529

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2003

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                          to

Commission file number 0-5286

KEWAUNEE SCIENTIFIC CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	38-0715562
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2700 West Front Street Statesville, North Carolina	28677
(Address of principal executive offices)	(Zip Code)

(704) 873-7202

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of December 8, 2003, the Registrant had outstanding 2,486,245 shares of Common Stock.

Pages: This report, excluding exhibits, contains 19 pages numbered sequentially from this cover page.

KEWAUNEE SCIENTIFIC CORPORATION

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2003

Part 1. Financial Information

Item 1.	Financial Statements

Kewaunee Scientific Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended October 31		Six months ended October 31
	2003	2002	2003	2002
	($ in thousands, except per share data)
Net sales	$24,384	$19,905	$48,597	$39,310
Cost of products sold	20,280	16,762	40,890	32,726

Gross profit	4,104	3,143	7,707	6,584
Operating expenses	3,321	3,362	6,322	6,260

Operating earnings (loss)	783	(219)	1,385	324
Interest expense	(83)	(40)	(161)	(82)
Other (expense) income	(47)	67	149	68

Earnings (loss) before income taxes	653	(192)	1,373	310
Income tax expense (benefit)	235	(68)	494	110

Net earnings (loss)	$418	($124)	$879	$200

Net earnings (loss) per share-
Basic	$0.17	($0.05)	$0.35	$0.08
Diluted	$0.17	($0.05)	$0.35	$0.08
Weighted average number of common shares outstanding (in thousands)-
Basic	2,486	2,479	2,485	2,475
Diluted	2,491	2,485	2,490	2,485

See accompanying notes to condensed consolidated financial statements.

Kewaunee Scientific Corporation

Condensed Consolidated Balance Sheets

(in thousands)

	October 31 2003	April 30 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$796	$520
Receivables, less allowance	21,930	16,138
Inventories	4,740	5,958
Deferred income taxes	103	89
Prepaid income taxes	422	1,499
Prepaid expenses and other current assets	908	782

Total current assets	28,899	24,986
Property, plant and equipment, at cost	33,142	31,926
Accumulated depreciation	(21,177)	(20,135)

Net property, plant and equipment	11,965	11,791

Other assets	6,461	6,877

Total Assets	$47,325	$43,654

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$4,740	$1,416
Current portion of long-term debt	1,118	681
Accounts payable	5,558	8,338
Employee compensation and amounts withheld	1,444	1,203
Deferred Revenue	1,740	856
Other accrued expenses	1,399	834

Total current liabilities	15,999	13,328
Long-term debt	1,490	1,249
Deferred income taxes	1,151	1,150
Accrued employee benefit plan costs	1,657	1,634
Other long-term liabilities	495	355

Total Liabilities	20,792	17,716
Stockholders’ equity:
Common stock	6,550	6,550
Additional paid-in-capital	134	145
Retained earnings	20,641	20,110
Accumulated other comprehensive income (loss)	32	(9)
Common stock in treasury, at cost	(824)	(858)

Total stockholders’ equity	26,533	25,938

Total Liabilities and Stockholders’ Equity	$47,325	$43,654

See accompanying notes to condensed financial statements.

Kewaunee Scientific Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six months ended October 31
	2003	2002
Cash flows from operating activities:
Net earnings	$879	$200
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation	1,041	1,434
Provision for bad debts	6	82
Decrease in prepaid income taxes	1,077	95
Increase in receivables	(5,798)	(1,030)
Decrease in inventories	1,218	256
Decrease in accounts payable and other current liabilities	(1,974)	(93)
Increase in deferred revenue	884	13
Other, net	481	72

Net cash (used in) provided by operating activities	(2,186)	1,029
Cash flows from investing activities:
Capital expenditures	(1,215)	(2,362)
Proceeds from sale of fixed assets	—	366

Net cash used in investing activities	(1,215)	(1,996)
Cash flows from financing activities:
Increase in short-term borrowings	3,324	346
Proceeds from long-term debt	1,200	—
Payments on long-term debt	(522)	(340)
Dividends paid	(348)	(347)
Proceeds from exercise of stock options (including tax benefit)	23	45

Net cash provided by (used in) financing activities	3,677	(296)

Increase (decrease) in cash and cash equivalents	276	1,263
Cash and cash equivalents, beginning of period	520	1,747

Cash and cash equivalents, end of period	$796	$484

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

Certain prior quarterly accounts have been reclassified with current quarterly presentations.

B.	Inventories

Inventories consisted of the following (in thousands):

	October 31, 2003	April 30, 2003
Finished products	$1,909	$2,402
Work in process	1,742	1,812
Raw materials	1,089	1,744

	$4,740	$5,958

C.	Balance Sheet

The Company’s April 30, 2003 condensed consolidated balance sheet as presented herein is derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

D.	Segment Information

The following table shows net sales and profits by business segment for three months and six months ended October 31, 2003 and 2002 (in thousands):

	Laboratory Products	Technical Products	Corporate	Total
Three months ended October 31, 2003
Revenues from external customers	$22,741	$1,643	—	$24,384
Intersegment revenues	377	—	(377)	—
Segment profit (loss)	1,028	40	(415)	653
Segment Assets	42,731	—	4,594	47,325

Three months ended October 31, 2002
Revenues from external customers	$18,231	$1,674	—	$19,905
Intersegment revenues	183	—	(183)	—
Segment profit (loss)	255	72	(519)	(192)
Segment Assets	39,799	—	2,258	42,057

Six months ended October 31, 2003
Revenues from external customers	$45,342	$3,255	—	$48,597
Intersegment revenues	1,419	—	(1,419)	—
Segment profit (loss)	1,902	123	(652)	1,373
Segment Assets	42,731	—	4,594	47,325

Six months ended October 31, 2002
Revenues from external customers	$36,279	$3,031	—	$39,310
Intersegment revenues	345	—	(345)	—
Segment profit (loss)	1,123	(44)	(769)	310
Segment Assets	39,799	—	2,258	42,057

E.	Comprehensive Income

A reconciliation of net earnings and total comprehensive income for the three months and six months ended October 31, 2003 and 2002 is as follows (in thousands):

	Three months ended October 31, 2003	Three months ended October 31, 2002
Net earnings (loss)	$418	$(124)
Change in fair value of cash flow hedge, net of income tax	3	(8)
Change in cumulative foreign currency translation adjustments	16	(2)

Total comprehensive income (loss)	$437	$(134)

	Six months ended October 31, 2003	Six months ended October 31, 2002
Net earnings	$879	$200
Change in fair value of cash flow hedge, net of income tax	9	(37)
Change in cumulative foreign currency translation adjustments	33	18

Total comprehensive income	$921	$181

The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” effective January 1, 2001. SFAS No. 133 requires that the Company record derivatives on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The nature of the Company’s business activities involves the management of various financial and market risks, including those related to changes in interest rates. The Company may from time-to-time employ derivative financial instruments, such as interest rate swap contracts, to mitigate or eliminate certain of those risks. The Company does not enter into derivative instruments for speculative purposes. The Company had one interest rate swap agreement outstanding at October 31, 2003.

For the Company’s foreign subsidiaries, assets and liabilities are translated at exchange rates prevailing on the balance sheet date. Revenues and expenses are translated at weighted average exchange rates prevailing during the period and any resulting translation adjustments are reported separately in shareholders’ equity.

F.	Commitments and Contingencies

The Company is involved in a legal dispute with Bernards Bros. Inc., a former customer of the Company. The dispute was the subject of lengthy arbitration proceedings completed in December 2000. In June 2003, a judgment was entered in the case against the Company and two other defendants identifying the responsibility for the payment of the Arbitrator’s award. The Company believes that its ultimate liability regarding this matter ranges from $100,000 to $400,000. At October 31, 2003, the Company had an accrual of $134,000 for final settlement of this matter, unchanged from April 30, 2003.

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

	Three months ended October 31, 2003	Three months ended October 31, 2002
Net earnings (loss) as reported	$418	$(124)
Pro forma compensation cost	(20)	(27)
Net earnings (loss) pro forma	398	(151)
Net earnings (loss) per share – Basic
As reported	$0.17	$(0.05)
Pro forma	0.16	(0.06)
Net earnings (loss) per share – Diluted
As reported	$0.17	$(0.05)
Pro forma	0.16	(0.06)

	Six months ended October 31, 2003	Six months ended October 31, 2002
Net earnings as reported	$879	$200
Pro forma compensation cost	(40)	(54)
Net earnings pro forma	839	146
Net earnings per share – Basic
As reported	$0.35	$0.08
Pro forma	0.34	0.06
Net earnings per share – Diluted
As reported	$0.35	$0.08
Pro forma	0.34	0.06

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s 2003 Annual Report to Stockholders contains management’s discussion and analysis of financial condition and results of operations at and for the year ended April 30, 2003. The following discussion and analysis describes material changes in the Company’s financial condition since April 30, 2003. The analysis of results of operations compares the three months and six months ended October 31, 2003 with the comparable periods of the prior fiscal year.

Results of Operations

The Company recorded sales of $24.4 million for the three months ended October 31, 2003, up 22.5% from sales of $19.9 million for the comparable period of the prior year. Sales for the six months ended October 31, 2003 were $48.6 million, up 23.6% from sales of $39.3 million in the comparable period of the prior year.

Sales of laboratory products increased 24.7% and 25.0% during the three months and six months ended October 31, 2003, respectively, from the same periods last year, while sales of technical products decreased 1.9% and increased 7.4%, respectively. Strong sales were experienced for all of the Company’s major laboratory product lines. The order backlog was $46.3 million at October 31, 2003, compared to $36.9 million at October 31, 2002.

The gross profit margin for the three months ended October 31, 2003 was 16.8% of sales, as compared to 15.8% of sales in the comparable quarter of the prior year. The gross profit margin for the six months ended October 31, 2003 was 15.9%, as compared to 16.7% in the comparable period of the prior year. Gross profit margins for the three and six months periods of the current year were adversely affected by pricing pressures in the markets for the Company’s products. The gross profit margin for the six months period of the current year was also adversely affected by manufacturing inefficiencies in the first quarter of the year. The gross profit in the prior year periods were adversely affected by $550,000 in charges related to the relocation of the Company’s technical products business and write-down of related inventories.

Operating expenses for the three months ended October 31, 2003 were $3.3 million, or 13.6% of sales, as compared to $3.4 million, or 16.9% of sales, in the comparable period of the prior year. Included in the current quarter were charges of $144,000 for severance costs and included in the prior year quarter were charges of $179,000 related to the relocation of the Company’s technical products business. Operating expenses for the six months ended October 31, 2003 were $6.3 million, or 13.0% of sales, as compared to $6.3 million, or 15.9% of sales, in the comparable period of the prior year. The improved ratio of expenses to sales in the current year occurred as operating expenses remained relatively flat while sales increased.

Interest expense was $83,000 and $161,000 for the three months and six months ended October 31, 2003, respectively, compared to $40,000 and $82,000 for the comparable periods of the prior year. The increase in interest expense for the current quarter and year resulted from higher levels of borrowings.

Other expense was $47,000 and other income was $149,000 in the three months and six months ended October 31, 2003, respectively, compared to other income of $67,000 and $68,000 for the comparable periods of the prior year. Other income for the current year was increased by $295,000 in the first quarter from the resolution of a disputed claim for laboratory furniture sold by the Company several years ago.

Income tax expenses of $235,000 and $494,000 were recorded for the three months and six months ended October 31, 2003, respectively, as compared to an income tax benefit of $68,000 and an income tax expense of $110,000 recorded for the comparable periods of the prior year. The effective tax rate was approximately 36.0% for the three and six months ended October 31, 2003 and 35.5% for the three and six months period ended October 31, 2002.

Net earnings of $418,000 and $879,000, or $.17 per diluted share and $.35 per diluted share, were recorded for the three months and six months ended October 31, 2003, respectively. This compares to a net loss of $124,000 and net earnings of $200,000, or $.05 per diluted share and $.08 per diluted share, respectively, for the comparable periods of the prior year.

Liquidity and Capital Resources

Historically, the Company’s principal sources of liquidity have been funds generated from operations, supplemented as needed by short-term borrowings. The Company believes that these sources, will be sufficient to support ongoing business levels, including capital expenditures through the current fiscal year.

During the first quarter of the current year, the Company’s revolving credit loan was amended to increase allowable advances under the loan from $7.0 million to $9.0 million. At October 31, 2003, advances of $4,740,000 were outstanding under this loan. During the first quarter of the current year, the Company increased its long-term bank borrowings by $1.2 million, with such borrowings repayable in thirty-three equal monthly installments.

The Company had working capital of $12.9 million at October 31, 2003, as compared to $11.7 million at April 30, 2003. The ratio of current assets to current liabilities was 1.8-to-1 at October 31, 2003, as compared to 1.9-to-1 at April 30, 2003.

The Company’s operations used cash of $2.2 million during the six months ended October 31, 2003, primarily attributable to an increase in accounts receivable and a decrease in accounts payable, partially offset by reductions in prepaid income taxes and inventories. The Company’s operations provided cash of $1.0 million during six months ended October 31, 2002, primarily from operating earnings, partially offset by an increase in accounts receivable.

During the six months ended October 31, 2003, the Company used net cash of $1,215,000 in investing activities, primarily for production equipment, compared to $1,996,000 for such expenditures in the comparable period of the prior year.

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

REVIEW BY INDEPENDENT AUDITORS

A review of the interim financial information included in this Quarterly Report on Form 10-Q for the three months and six months ended October 31, 2003 has been performed by PricewaterhouseCoopers LLP, the Company’s independent auditors. Their report on the interim financial information follows.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of

Kewaunee Scientific Corporation

Statesville, North Carolina

We have reviewed the accompanying condensed consolidated balance sheet of Kewaunee Scientific Corporation as of October 31, 2003 and April 30, 2003, and the related condensed consolidated statements of operations for each of the three and six-month periods ended October 31, 2003 and October 31, 2002 and the condensed consolidated statement of cash flows for the six-month periods ended October 31, 2003 and October 31, 2002. These financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of April 30, 2003, and the related consolidated statements of operations, of stockholder’s equity, and of cash flows for the year then ended (not presented herein), and in our report dated June 4, 2003 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of April 30, 2003 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PricewaterhouseCoopers LLP

Charlotte, North Carolina

November 21, 2003

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures made on this matter in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2003.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and the participation of the company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 31, 2003. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of October 31, 2003, the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that all material information required to be filed in this quarterly report is made known to them by others within the Company and its subsidiaries.

(b)	Changes in internal controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to October 31, 2003. As no significant deficiencies or material weaknesses were found, no corrective actions were taken.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is involved in a legal dispute with Bernards Bros. Inc., a former customer of the Company. The dispute was the subject of lengthy arbitration proceedings completed in December 2000. In June 2003, a judgment was entered in the case against the Company and two other defendants identifying the responsibility for the payment of the Arbitrator’s award. The Company believes that its ultimate liability regarding this matter ranges from $100,000 to $400,000. At October 31, 2003, the Company had an accrual of $134,000 for final settlement of this matter, unchanged from April 30, 2003.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on August 27, 2003. Information regarding the results of this meeting are incorporated by reference from the Company’s Report on Form 10-Q for the three months ended July 31, 2003.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

A Form 8-K was filed on August 25, 2003 with the Commission which included as an exhibit the Company’s Press Release announcing the financial results for the three months ended July 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEWAUNEE SCIENTIFIC CORPORATION
(Registrant)

Date: December 15, 2003	By	/s/ D. MICHAEL PARKER

D. Michael Parker Senior Vice President, Finance and Chief Financial Officer