Form 10-Q
period 2004-01-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2004-03-16
CIK 55529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of March 12, 2004, the Registrant had outstanding 2,488,270 shares of Common Stock.

Pages: This report, excluding exhibits, contains 18 pages numbered sequentially from this cover page.

KEWAUNEE SCIENTIFIC CORPORATION

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2004

Part 1. Financial Information

Item 1. Financial Statements

Kewaunee Scientific Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended January 31		Nine months ended January 31
	2004	2003	2004	2003
	($ in thousands, except per share data)

Net sales	$21,454	$16,381	$70,051	$55,691
Cost of products sold	17,736	12,919	58,626	45,645

Gross profit	3,718	3,462	11,425	10,046
Operating expenses	3,206	3,361	9,528	9,621

Operating earnings	512	101	1,897	425
Interest expense	(71)	(35)	(232)	(117)
Other income (expense)	14	(24)	163	44

Earnings before income taxes	455	42	1,828	352
Income tax expense	164	—	658	110

Net earnings	$291	$42	$1,170	$242

Net earnings per share-
Basic	$0.12	$0.02	$0.47	$0.10
Diluted	$0.12	$0.02	$0.47	$0.10
Weighted average number of common shares outstanding (in thousands)-
Basic	2,486	2,480	2,485	2,477
Diluted	2,499	2,487	2,493	2,486

See accompanying notes to condensed consolidated financial statements.

Kewaunee Scientific Corporation

Condensed Consolidated Balance Sheets

(in thousands)

	January 31 2004	April 30 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,063	$520
Receivables, less allowance	22,657	16,138
Inventories	4,585	5,958
Deferred income taxes	103	89
Prepaid income taxes	366	1,499
Prepaid expenses and other current assets	749	782

Total current assets	29,523	24,986

Property, plant and equipment, at cost	33,236	31,926
Accumulated depreciation	(21,678)	(20,135)

Net property, plant and equipment	11,558	11,791

Other assets	6,285	6,877

Total Assets	$47,366	$43,654

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$6,084	$1,416
Current portion of long-term debt	1,118	681
Accounts payable	5,477	8,338
Employee compensation and amounts withheld	1,007	1,203
Deferred Revenue	1,738	856
Other accrued expenses	741	834

Total current liabilities	16,165	13,328

Long-term debt	1,211	1,249
Deferred income taxes	1,151	1,150
Accrued employee benefit plan costs	1,650	1,634
Other long-term liabilities	538	355

Total Liabilities	20,715	17,716

Stockholders’ equity:
Common stock	6,550	6,550
Additional paid-in-capital	134	145
Retained earnings	20,758	20,110
Accumulated other comprehensive income (loss)	33	(9)
Common stock in treasury, at cost	(824)	(858)

Total stockholders’ equity	26,651	25,938

Total Liabilities and Stockholders’ Equity	$47,366	$43,654

See accompanying notes to condensed consolidated financial statements.

Kewaunee Scientific Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands )

	Nine months ended January 31
	2004	2003
Cash flows from operating activities:
Net earnings	$1,170	$242
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation	1,543	1,898
Provision for bad debts	62	223
Decrease in prepaid income taxes	1,133	180
Increase in receivables	(6,581)	(275)
Decrease in inventories	1,373	194
Decrease in accounts payable and other current liabilities	(3,150)	(2,491)
Increase in deferred revenue	882	211
Other, net	853	234

Net cash (used in) provided by operating activities	(2,715)	416

Cash flows from investing activities:
Capital expenditures	(1,310)	(3,212)
Proceeds from sale of fixed assets	—	366

Net cash used in investing activities	(1,310)	(2,846)

Cash flows from financing activities:
Increase in short-term borrowings	4,668	2,275
Proceeds from long-term debt	1,200	—
Payments on long-term debt	(801)	(511)
Dividends paid	(522)	(520)
Proceeds from exercise of stock options (including tax benefit)	23	50
Purchase of treasury stock	—	—

Net cash provided by financing activities	4,568	1,294

Increase (decrease) in cash and cash equivalents	543	(1,136)

Cash and cash equivalents, beginning of period	520	1,747

Cash and cash equivalents, end of period	$1,063	$611

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

B. Inventories

Inventories consisted of the following (in thousands):

	Jan. 31, 2004	April 30, 2003
Finished products	$1,906	$2,402
Work in process	1,178	1,812
Raw materials	1,501	1,744

	$4,585	$5,958

C. Balance Sheet

The Company’s April 30, 2003 condensed consolidated balance sheet as presented herein is derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

D. Segment Information

The following table shows net sales and earnings (loss) before income taxes by business segment for three months and nine months ended January 31, 2004 and 2003 (in thousands):

	Laboratory Products	Technical Products	Corporate	Total
Three months ended January 31, 2004
Revenues from external customers	$20,508	$946	$—	$21,454
Intersegment revenues	542	—	(542)	—
Segment profit (loss)	773	(36)	(282)	455
Segment Assets	42,530	—	4,836	47,366

Three months ended January 31, 2003
Revenues from external customers	$15,370	$1,011	$—	$16,381
Intersegment revenues	173	—	(173)	—
Segment profit (loss)	852	(251)	(559)	42
Segment Assets	39,548	—	1,977	41,525

Nine months ended January 31, 2004
Revenues from external customers	$65,850	$4,201	$—	$70,051
Intersegment revenues	1,961	—	(1,961)	—
Segment profit (loss)	2,380	87	(639)	1,828
Segment Assets	42,530	—	4,836	47,366

Nine months ended January 31, 2003
Revenues from external customers	$51,649	$4,042	$—	$55,691
Intersegment revenues	518	—	(518)	—
Segment profit (loss)	1,975	(295)	(1,328)	352
Segment Assets	39,548	—	1,977	41,525

E. Comprehensive Income

A reconciliation of net earnings and total comprehensive income for the three months and nine months ended January 31, 2004 and 2003 is as follows (in thousands):

	Three months ended January 31, 2004	Three months ended January 31, 2003
Net earnings	$291	$42
Change in fair value of cash flow hedge, net of income tax	(12)	2
Change in cumulative foreign currency translation adjustments	12	12

Total comprehensive income	$291	$56

	Nine months ended January 31, 2004	Nine months ended January 31, 2003
Net earnings	$1,170	$242
Change in fair value of cash flow hedge, net of income tax	(3)	(35)
Change in cumulative foreign currency translation adjustments	45	30

Total comprehensive income	$1,212	$237

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires that the Company record derivatives on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The nature of the Company’s business activities involves the management of various financial and market risks, including those related to changes in interest rates. The Company may from time-to-time employ derivative financial instruments, such as interest rate swap contracts, to mitigate or eliminate certain of those risks. The Company does not enter into derivative instruments for speculative purposes. The Company had one interest rate swap agreement outstanding at January 31, 2004. The Company pays a fixed rate of interest of 6.37% and receives payment based on a variable rate of interest (currently 2.893%) based on a notional amount of $815,000.

For the Company’s foreign subsidiaries, assets and liabilities are translated at exchange rates prevailing on the balance sheet date. Revenues and expenses are translated at weighted average exchange rates prevailing during the period and any resulting translation adjustments are reported separately in shareholders’ equity.

F. Commitments and Contingencies

The Company is involved in a legal dispute with Bernards Bros. Inc., a former customer of the Company. The dispute was the subject of lengthy arbitration proceedings completed in December 2000. In June 2003, a judgment was entered in the case against the Company and two other defendants identifying the responsibility for the payment of the Arbitrator’s award. The Company believes that its ultimate liability regarding this matter ranges from $100,000 to $250,000. At January 31, 2004, the Company had an accrual of $134,000 for final settlement of this matter, unchanged from April 30, 2003.

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

	Three months ended January 31, 2004	Three months ended January 31, 2003
Net earnings as reported	$291	$42
Pro forma compensation cost	(20)	(27)
Net earnings pro forma	271	15

Net earnings per share – Basic
As reported	$0.12	$0.02
Pro forma	0.11	0.01

Net earnings per share – Diluted
As reported	$0.12	$0.02
Pro forma	0.11	0.01

	Nine months ended January 31, 2004	Nine months ended January 31, 2003
Net earnings as reported	$1,170	$242
Pro forma compensation cost	(60)	(81)
Net earnings pro forma	1,110	161

Net earnings per share – Basic
As reported	$0.47	$0.10
Pro forma	0.45	0.06

Net earnings per share – Diluted
As reported	$0.47	$0.10
Pro forma	0.45	0.06

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s 2003 Annual Report to Stockholders contains management’s discussion and analysis of financial condition and results of operations at and for the year ended April 30, 2003. The following discussion and analysis describes material changes in the Company’s financial condition since April 30, 2003. The analysis of results of operations compares the three months and nine months ended January 31, 2004 with the comparable periods of the prior fiscal year.

Results of Operations

The Company recorded sales of $21.5 million for the three months ended January 31, 2004, up 31.0% from sales of $16.4 million for the comparable period of the prior year. Sales for the nine months ended January 31, 2004 were $70.1 million, up 25.8% from sales of $55.7 million in the comparable period of the prior year. Sales for the three months and nine months of the current year benefited from a strong order backlog and increased activity in the marketplace for laboratory products. The order backlog was $42.5 million at January 31, 2004, as compared to $46.3 million at October 31, 2003 and $51.5 million at April 30, 2003.

Sales of laboratory products increased 33.4% and 27.5% during the three months and nine months ended January 31, 2004, respectively, over the same periods last year. Sales of technical products declined 6.4% and increased 3.9% during the three months and nine months ended January 31, 2004, respectively, as compared to the same periods last year.

The gross profit margin for the quarter ended January 31, 2004 was 17.3% of sales, as compared to 21.1% of sales in the same quarter of the prior year. The gross profit margin for the nine months ended January 31, 2004 was 16.3% of sales, as compared to 18.0% of sales in the same period of the prior year. The gross profit margin for the current quarter and nine months of the current year were adversely affected by continued aggressive pricing in the marketplace. The product sales mix for the fourth quarter of the current year is expected to be improved as compared to the third quarter, but remain unfavorable compared to the sales mix in the same period last year. The gross profit margin for the current quarter was also adversely affected by an unfavorable product sales mix. The gross profit margin for the nine months ended January 31, 2003 was adversely affected by $550,000 in charges associated with the relocation of the Company’s technical products business and write-down of related inventories.

Operating expenses for the three months ended January 31, 2004 were $3.2 million, or 14.9% of sales, as compared to $3.4 million, or 20.5% of sales, in the same period of the prior year. Operating expenses for the nine months ended January 31, 2004 were $9.5 million, or 13.6% of sales, as compared to $9.6 million, or 17.3% of sales, in the same period of the prior year. Operating expenses for the three and nine month periods ended January 31, 2003 included charges of $262,000 and $441,000, respectively, associated with the relocation of the Company’s technical products business. The improved ratio of expenses to sales in the current year, after excluding the non-recurring charges in the prior year periods, occurred as the dollar levels of operating expenses remained relatively flat, while sales increased.

Operating earnings of $512,000 and $1.9 million were recorded for the three months and nine months ended January 31, 2004, respectively. This compares to operating earnings of $101,000 and $425,000 for the comparable periods of the prior year.

Interest expense was $71,000 and $232,000 for the three months and nine months ended January 31, 2004, respectively, compared to $35,000 and $117,000 for the same periods of the prior year. The increase in interest expense for the current quarter and year resulted from higher levels of borrowings.

Other income was $14,000 and $163,000, in the three months and nine months ended January 31, 2004, respectively, compared to other expense of $24,000 and other income of $44,000 for the comparable periods of the prior year. Other income for the nine months ended January 31, 2004 included $295,000 resulting from the resolution of a disputed claim for laboratory furniture sold by the Company several years ago.

Income tax expenses of $164,000 and $658,000 were recorded for the three months and nine months ended January 31, 2004. This compares to income tax expense of $-0- and $110,000 recorded for the three and nine months ended January 31, 2003, respectively. The effective tax rate was approximately 36.0% for quarter and nine months ended January 31, 2004 and was 31.3% for the nine months ended January 31, 2003.

Net earnings of $291,000 and $1,170,000, or $.12 per diluted share and $.47 per diluted share, were recorded for the three months and nine months ended January 31, 2004, respectively. This compares to net earnings of $42,000 and $242,000, or $.02 per diluted share and $.10 per diluted share, respectively, for the comparable periods of the prior year.

New Accounting Pronouncements

In December 2003, the FASB issued a revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised SFAS No. 132 revised employers’ disclosures about pension plans and other postretirement benefit plans. It did not change the measurement or recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination on Benefits,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions.” The revised SFAS No. 132 retains the disclosure requirements contained in the original SFAS No. 132. It requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The adoption of this new standard did not have an impact on the Company’s financial position, results of operations or cash flows.

Liquidity and Capital Resources

Historically, the Company’s principal sources of liquidity have been funds generated from operations, supplemented as needed by short-term borrowings.

The Company believes that these sources, will be sufficient to support ongoing business levels, including capital expenditures through the current fiscal year.

The Company had working capital of $13.4 million at January 31, 2004, as compared to $11.7 million at April 30, 2003. The ratio of current assets to current liabilities was 1.8–to–1 at January 31, 2004, as compared to 1.9–to–1 at April 30, 2003. At January 31, 2004, advances of $6,084,000 were outstanding under the Company’s revolving credit loan.

The Company’s operations used cash of $2,715,000 during the nine months ended January 31, 2004, primarily attributable to an increase in accounts receivable and a decrease in accounts payable, partially offset by the impact of decreases in prepaid income taxes and inventories. The Company’s operations provided cash of $416,000 during nine months ended January 31, 2003, primarily attributable to operating earnings before depreciation, partially offset by decreases in accounts payable and other current liabilities.

During the nine months ended January 31, 2004, the Company used cash of $1,310,000 in investing activities, primarily for purchases of production equipment. This compares to the use of $2,846,000 for similar investing activities in the same period of the prior year.

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

REVIEW BY INDEPENDENT AUDITORS

A review of the interim financial information included in this Quarterly Report on Form 10-Q for the three months and nine months ended January 31, 2004 has been performed by PricewaterhouseCoopers LLP, the Company’s independent auditors. Their report on the interim financial information follows.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of

Kewaunee Scientific Corporation

Statesville, North Carolina

We have reviewed the accompanying condensed consolidated balance sheet of Kewaunee Scientific Corporation as of January 31, 2004 and April 30, 2003, and the related condensed consolidated statements of operations for each of the three and nine-month periods ended January 31, 2004 and January 31, 2003 and the condensed consolidated statement of cash flows for the nine-month periods ended January 31, 2004 and January 31, 2003. These financial statements are the responsibility of the Company’s management.

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

February 23, 2004

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures made on this matter in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2003.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and the participation of the company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of January 31, 2004. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of January 31, 2004, the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that all material information required to be filed in this quarterly report is made known to them by others within the Company and its subsidiaries.

(b) Changes in internal controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to January 31, 2004. As no significant deficiencies or material weaknesses were found, no corrective actions were taken.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in a legal dispute with Bernards Bros. Inc., a former customer of the Company. The dispute was the subject of lengthy arbitration proceedings completed in December 2000. In June 2003, a judgment was entered in the case against the Company and two other defendants identifying the responsibility for the payment of the Arbitrator’s award. The Company believes that its ultimate liability regarding this matter ranges from $100,000 to $250,000. At January 31, 2004, the Company had an accrual of $134,000 for final settlement of this matter, unchanged from April 30, 2003.

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

(b) Reports on Form 8-K

A Form 8-K was filed on November 21, 2003, with the Commission which included as an exhibit the Company’s Press Release announcing the financial results for the three months and six months ended October 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEWAUNEE SCIENTIFIC CORPORATION
(Registrant)

Date: March 16, 2004	By	/s/ D. Michael Parker
D. Michael Parker
Senior Vice President, Finance and
Chief Financial Officer