Form 10-K
period 2004-04-30
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2004-07-16
CIK 55529

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2004

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

Common Stock $2.50 par value

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). Yes  ☐    No  ☒.

The aggregate market value of shares of voting stock held by non-affiliates of the Registrant was approximately $18,206,658 based on the last reported sale price of the Registrant’s Common Stock on October 31, 2003, the last business day of the Registrant’s most recently completed second fiscal quarter. (Only shares beneficially owned by directors of the Registrant (excluding shares subject to options) were excluded as shares held by affiliates. By including or excluding shares owned by anyone, the Registrant does not admit for any other purpose that any person is or is not an affiliate of the Registrant.)

As of July 6, 2004, the Registrant had outstanding 2,490,270 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: Those portions of Kewaunee Scientific Corporation’s annual report to stockholders for the fiscal year ended April 30, 2004, and of the proxy statement for use in connection with Kewaunee Scientific Corporation’s annual meeting of stockholders to be held on August 25, 2004, indicated in this report are incorporated by reference into Parts I, II and III hereof.

PART I

Item 1.	Business

General

The principal business of the Registrant is the design, manufacture and installation of laboratory and technical furniture products. Laboratory furniture products include both steel and wood cabinetry, fume hoods, flexible systems, and worksurfaces. Technical furniture products include workstations, workbenches, computer enclosures, and network storage systems.

The Registrant’s products are sold primarily through purchase orders and contracts submitted by customers, through the Registrant’s dealers and commissioned agents, a national distributor, competitive bids submitted by the Registrant, and its subsidiaries. Products are sold principally to pharmaceutical, biotechnology, industrial, chemical and commercial research laboratories, educational institutions, healthcare institutions, governmental entities, manufacturing facilities, and users of networking furniture. The Registrant considers the markets in which it competes to be highly competitive, with a significant amount of the business involving competitive public bidding.

It is common in the laboratory furniture industry for customer orders to require delivery at extended future dates, because the products are frequently to be installed in buildings yet to be constructed. Changes or delays in building construction may cause delays in delivery of the orders. Since prices are normally quoted on a firm basis in the industry, the Registrant bears the burden of possible increases in labor and material costs between receipt of an order and delivery of the product. The impact of such possible increases are considered when determining the sales price.

The need for working capital and the credit practices of the Registrant are comparable to those of other companies manufacturing, selling, and installing similar products in similar markets. Payments for the Registrant’s laboratory products are received over longer periods of time than payments for many other types of manufactured products, thus requiring increased working capital. In addition, payment terms associated with certain projects provide for a retention amount until completion of the project, thus also increasing required working capital.

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

The Registrant’s business is not cyclical, although sales are sometimes lower during the Registrant’s third quarter because of slower construction activity in certain areas of the country during the winter months. The Registrant’s business is not dependent on any one or a few customers; however, sales to its national distributor, VWR International, represented 11 percent, 14 percent, and 12 percent of the Registrant’s total sales in fiscal years 2004, 2003 and 2002, respectively.

The Registrant’s order backlog at April 30, 2004 was $43.1 million, as compared to $51.5 million at April 30, 2003 and $34.2 million at April 30, 2002. All but $4,404,501 of the backlog at April 30, 2004 was scheduled for shipment during fiscal year 2005; however, it may reasonably be expected that delays in shipments will occur because of customer rescheduling or delay in completion of projects which involve the installation of the Registrant’s products. Based on scheduled shipment dates and past experience, the Registrant expects that more than 85 percent of its order backlog at April 30, 2004 will be shipped during fiscal year 2005.

Competition

The Registrant considers the industries in which it competes to be highly competitive and believes that the principal competitive factors are price, product performance, and customer service. A significant portion of the business of the Registrant is based upon competitive public bidding.

Research and Development

The amount spent during the fiscal year ended April 30, 2004 on Company-sponsored research and development activities related to new or re-designed products was $791,305. The amounts spent for similar purposes in the fiscal years ended April 30, 2003 and 2002 were $721,571 and $618,273, respectively.

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

Employees

The number of persons employed by the Registrant at April 30, 2004 was 533.

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

The Registrant owns and operates three adjacent manufacturing facilities in Statesville, North Carolina. These facilities also house the Registrant’s corporate offices, as well as sales and marketing, administration, engineering and drafting personnel. These facilities together comprise approximately 382,000 square feet and are located on approximately 20 acres of land. In addition, at April 30, 2004, the Registrant leased its primary distribution facility and other warehouse facilities totaling 157,000 square feet in Statesville, North Carolina.

The Company also owns and has for sale two vacant buildings which together comprise approximately 129,000 square feet located on 30 acres in Lockhart, Texas. This property was the site of the Company’s Texas operations until it was consolidated in Statesville in fiscal year 2003.

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

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Incorporated by reference from the Registrant’s annual report to stockholders for the fiscal year ended April 30, 2004, page 27, sections entitled “Range of Market Prices” and “Quarterly Financial Data”. As of July 6, 2004, the Registrant estimates there were approximately 1,000 stockholders of the Registrant’s common shares, of which 265 were stockholders of record.

Item 6.	Selected Financial Data

Incorporated by reference from the Registrant’s annual report to stockholders for the fiscal year ended April 30, 2004, page 26, section entitled “Summary of Selected Financial Data.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Incorporated by reference from the Registrant’s annual report to stockholders for the fiscal year ended April 30, 2004, pages 6-10, section entitled “Management’s Discussion and Analysis.”

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Registrant is exposed to market risk in the area of interest rates. This exposure is associated with amounts outstanding under a term bank loan, certain lease obligations for production machinery, and any future advances under the revolving credit loan, all of which are priced on a floating rate basis. The Registrant believes that this exposure to market risk is not material. The Registrant entered into an interest swap agreement in fiscal year 2002, whereby $1.5 million of the outstanding principal amount of the bank note effectively converted to a fixed rate of 6.37%, beginning May 1, 2002. The notional amount of this interest rate hedge is reduced in the same proportion as the principal balance of the bank note over the remaining term of the bank note.

Item 8.	Financial Statements and Supplementary Data

Incorporated by reference from the Registrant’s annual report to stockholders for the fiscal year ended April 30, 2004, pages 11-23.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.	Controls and Procedures

The Company maintains disclosure controls and procedures that are intended to ensure that the information required to be disclosed in the Company’s Exchange Act filings is properly and timely recorded, processed, summarized and reported. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of April 30, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that the Company is able to collect, process and disclose, within the required time periods, the information the Company is required to disclose in the reports it files with the Securities and Exchange Commission. In designing disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives, and that management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Nevertheless, management believes that the Company’s disclosure controls and procedures are effective.

There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

(a) Incorporated by reference from the Registrant’s proxy statement for use in connection with its annual meeting of stockholders to be held on August 25, 2004, pages 1-4, section entitled “Election of Directors”.

(b) The names and ages of the Registrant’s executive officers as of June 30, 2004 and their business experience during the past five years are set forth below:

Executive Officers of the Registrant

Name	Age	Position

William A. Shumaker	56	President and Chief Executive Officer

D. Michael Parker	52	Senior Vice President, Finance, Chief Financial Officer, Treasurer and Secretary

Dana L. Dahlgren	48	Vice President, Sales and Marketing Laboratory Products Group

Kurt P. Rindoks	46	Vice President, Engineering and Product Development

James J. Rossi	62	Vice President, Human Resources

Sudhir K. Vadehra	57	Vice President, International Operations

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

Dana L. Dahlgren joined the Registrant in November 1989 as Regional Sales Manager and was promoted to Director of Sales and Marketing of the Laboratory Products Group in September 1998. Mr. Dahlgren was elected Vice President of Sales and Marketing of the Laboratory Products Group in June 2004.

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

Sudhir K. Vadehra joined the Registrant in October 1999 as the Registrant’s Director of International Sales-Asia Pacific. He was elected Vice President of International Operations in June 2004. He also served as the Managing Director of Kewaunee Labway Asia Pte. Ltd., the Registrant’s joint venture subsidiary in Singapore, since the subsidiary’s formation in June 1998.

Section 16(a) Beneficial Ownership Reporting Compliance

Incorporated by reference from the Registrant’s proxy statement for use in connection with its annual meeting of stockholders to be held on August 25, 2004, page 14, section entitled “Section 16(a) Beneficial Ownership Reporting Compliance”.

Code of Ethics

A copy of the Company’s code of ethics that applies to the Company’s Chief Executive Officer and Chief Financial Officer, entitled “Special Obligations for Chief Executive Officer and Employees with Financial Reporting Obligations” is available free of charge through the Company’s website at www.kewaunee.com.

Item 11.	Executive Compensation

Incorporated by reference from the Registrant’s proxy statement for use in connection with its annual meeting of stockholders to be held on August 25, 2004, pages 5-7, section entitled “Executive Compensation,” pages 8-9, section entitled “Compensation Committee Report on Executive Compensation,” and page 12, section entitled “Agreements with Certain Executives.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Information regarding the security ownership of certain beneficial owners and management is incorporated by reference from the Registrant’s proxy statement for use in connection with its annual meeting of stockholders to be held on August 25, 2004, pages 13-14, sections entitled “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners.”

The following table sets forth certain information as of April 30, 2004 with respect to compensation plans under which the Registrant’s equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by Security Holders:
1991 Key Employee Stock Option Plan	113,700	$10.12	-0-
1993 Stock Option Plan for Directors	5,000	$9.95	-0-
2000 Key Employee Stock Option Plan	72,400	$9.32	27,450
Equity Compensation Plans not approved by Security Holders:	—	—	—

Item 13.	Certain Relationships and Related Transactions

Incorporated by reference from the Registrant’s proxy statement for use in connection with its annual meeting of stockholders to be held on August 25, 2004, pages 1-4, section entitled “Election of Directors” and page 12, section entitled “Agreements with Certain Executives.”

Item 14.	Principal Accounting Fees and Services

Incorporated by reference from the Registrant’s proxy statement for use in connection with its annual meeting of stockholders to be held on August 25, 2004, page 15, sections entitled “Independent Auditors—Audit Fees and Non-Audit Fees” and “Independent Auditors—Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

The following documents are filed or incorporated by reference as part of this report:

Page or Reference
(a)(1)	Financial Statements

	Consolidated Statements of Operations Years ended April 30, 2004, 2003 and 2002	11*

	Consolidated Statements of Stockholders’ Equity Years ended April 30, 2004, 2003 and 2002	11*

	Consolidated Balance Sheets – April 30, 2004 and 2003	12*

	Consolidated Statements of Cash Flows – Years ended April 30, 2004, 2003 and 2002	13*

	Notes to Financial Statements	14-23*

	Report of Independent Registered Public Accounting Firm	24*

(a)(2)	Financial Statement Schedule

	Report of Independent Registered Public Accounting Firm on Financial Statement Schedules	13

	Schedule I – Valuation and Qualifying Accounts	14

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)(3)	Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which is attached hereto at pages 16 through 20 and which is incorporated herein by reference.

(b)	Reports on Form 8-K

A Form 8-K was filed on August 25, 2003 with the Securities & Exchange Commission which included as an exhibit the Company’s Press Release announcing the Company’s financial results for the three months ended July 31, 2003.

A Form 8-K was filed on November 21, 2003 with the Securities & Exchange Commission which included as an exhibit the Company’s Press Release announcing the Company’s financial results for the three months and six months ended October 31, 2003.

A Form 8-K was filed on February 23, 2004 with the Securities & Exchange Commission which included as an exhibit the Company’s Press Release announcing the Company’s financial results for the three months and nine months ended January 31, 2004.

A Form 8-K was filed on June 14, 2004 with the Securities & Exchange Commission which included as an exhibit the Company’s Press Release announcing the Company’s financial results for the three months and year-ended April 30, 2004.

*	Matters incorporated by reference to the page numbers shown in the Registrant’s annual report to stockholders for the year ended April 30, 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED

FINANCIAL STATEMENT SCHEDULES

To the Stockholders and Board of Directors of Kewaunee Scientific Corporation

Our audits of the financial statements referred to in our report dated June 4, 2004 appearing in the 2004 Annual Report to Shareholders of Kewaunee Scientific Corporation (which report and financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, Page 1 of this Financial Statement Schedule related to fiscal years ended April 30, 2004, 2003, and 2002 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

PRICEWATERHOUSECOOPERS LLP

Charlotte, North Carolina

June 4, 2004

Schedule I, Page 1

Kewaunee Scientific Corporation

Valuation and Qualifying Accounts

($ in thousands)

Description	Balance at Beginning of Period	Bad Debt Expense	Deductions*	Balance at End of Period
Year ended April 30, 2004 Allowance for doubtful accounts	$494	$454	$(90)	$858

Year ended April 30, 2003 Allowance for doubtful accounts	$597	$258	$(361)	$494

Year ended April 30, 2002 Allowance for doubtful accounts	$389	$155	$53	$597

*	Uncollectible accounts written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEWAUNEE SCIENTIFIC CORPORATION

By:	/s/ William A. Shumaker
William A. Shumaker
President and Chief Executive Officer

Date: July 16, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

(i) Principal Executive Officer		)
)
/s/ William A. Shumaker		)
William A. Shumaker		)
President and Chief Executive Officer		)
)
(ii) Principal Financial and Accounting Officer		)
)
/s/ D. Michael Parker		)
D. Michael Parker		)
Senior Vice President, Finance		)
Chief Financial Officer		)
Treasurer and Secretary		)
)
(iii) A majority of the Board of Directors:		) July 16, 2004
)
)
/s/ Margaret Barr Bruemmer	/s/ Silas Keehn	)
Margaret Barr Bruemmer	Silas Keehn	)
)
)
/s/ John C. Campbell, Jr.	/s/ Eli Manchester, Jr.	)
John C. Campbell, Jr.	Eli Manchester, Jr.	)
)
/s/ Wiley N. Caldwell	/s/ James T. Rhind	)
Wiley N. Caldwell	James T. Rhind	)
)
/s/ William A. Shumaker		)
William A. Shumaker		)
)

KEWAUNEE SCIENTIFIC CORPORATION

Exhibit Index

			Page Number (or Reference)

3	Articles of incorporation and by-laws

	3.1	Restated Certificate of incorporation (as amended)	(2)

	3.2	By-Laws (as amended as of May 22, 2002)	(14)

10	Material Contracts

	10.1	Re-Established Retirement Plan for Salaried Employees of Kewaunee Scientific Corporation (as Amended and Restated Effective as of May 1, 2001)	(15)

	10.2	Kewaunee Scientific Corporation 1985 Re-Established Retirement Plan for Hourly Employees of Kewaunee Scientific Corporation (as Amended and Restated Effective as of May 1, 2001)	(15)

	10.2A	First Amendment to the Re-Established Retirement Plan for Hourly Employees of Kewaunee Scientific Corporation	(15)

	10.3	Kewaunee Scientific Corporation Supplemental Retirement Plan	(3)

	10.19	Kewaunee Scientific Corporation 1991 Key Employee Stock Option Plan	(4)

	10.19A	First Amendment dated August 28, 1996 to the Kewaunee Scientific Corporation Key Employee Stock Option Plan	(8)

	10.19B	Second Amendment dated August 26, 1998 to the Kewaunee Scientific Corporation Key Employee Stock Option Plan	(10)

	10.21	Kewaunee Scientific Corporation Executive Deferred Compensation Plan	(5)

	10.21A	Second Amendment dated June 17, 1997 to the Kewaunee Scientific Corporation Executive Deferred Compensation Plan	(9)

	10.21B	Third Amendment dated June 17, 1997 to the Kewaunee Scientific Corporation Executive Deferred Compensation Plan	(9)

		Page Number (or Reference)

10.21C	Fourth Amendment dated December 1, 1998 to the Kewaunee Scientific Corporation Executive Deferred Compensation Plan	(10)

10.21D	Fifth Amendment dated December 5, 2001 to the Kewaunee Scientific Corporation Executive Deferred Compensation Plan	(14)

10.21E	Sixth Amendment dated December 17, 2002 to the Kewaunee Scientific Corporation Executive Deferred Compensation Plan	(15)

10.21F	Seventh Amendment dated February 28, 2003 to the Kewaunee Scientific Corporation Executive Deferred Compensation Plan	(15)

10.26	Kewaunee Scientific Corporation Stock Option Plan for Directors	(6)

10.34	401(K) Incentive Savings Plan for Salaried and Hourly Employees of Kewaunee Scientific Corporation	(7)

10.34A	Amendments (2) dated June 17, 1997 to the 401 (K) Incentive Savings Plan for Salaried and Hourly Employees of Kewaunee Scientific Corporation	(9)

10.34B	Amendments (12) dated December 17, 2002 to the 401 (k) Incentive Savings Plan for Salaried and Hourly Employees of Kewaunee Scientific Corporation	(15)

10.38	Change of Control agreement dated as of November 12, 1999 between William A. Shumaker and the Registrant.	(11)

10.38A	Change of Control agreement extension dated as of June 25, 2002 between William A. Shumaker and the Registrant.	(14)

10.39	Change of Control agreement dated as of November 12, 1999 between D. Michael Parker and the Registrant.	(11)

10.39A	Change of Control agreement extension dated as of June 25, 2002 between D. Michael Parker and the Registrant.	(14)

10.40	Change of Control agreement dated as of November 12, 1999 between James J. Rossi and the Registrant.	(11)

10.40A	Change of Control agreement extension dated as of June 25, 2002 between James J. Rossi and the Registrant.	(14)

			Page Number (or Reference)

	10.41	Change of Control agreement dated as of January 20, 2000 between Kurt P. Rindoks and the Registrant.	(11)

	10.41A	Change of Control agreement extension dated as of June 25, 2002 between Kurt P. Rindoks and the Registrant.	(14)

	10.42	Kewaunee Scientific Corporation Pension Equalization Plan	(12)

	10.42A	First Amendment dated May 27, 1999 to the Kewaunee Scientific Corporation Pension Equalization Plan	(12)

	10.45	Kewaunee Scientific Corporation 2000 Key Employee Stock Option Plan	(13)

	10.46	Fiscal Year 2005 Incentive Bonus Plan	(1)

	10.47	Long-Term Performance Incentive Plan for the Period FY 2004-FY2006	(16)

	10.48	Long-Term Performance Incentive Plan for the Period FY 2005-FY2007	(1)

13	Annual Report to Stockholders for the fiscal year ended April 30, 2004 (Such Report, except to the extent incorporated herein by reference, is being furnished for the information of the Securities and Exchange Commission only and is not deemed filed as a part of this annual report on Form 10-K)		(1)

23	Consent of PricewaterhouseCoopers LLP		(1)

31	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(1)

	31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(1)

32	Section 1350 Certifications

	32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(1)

	32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(1)

(All other exhibits are either inapplicable or not required.)

Footnotes

(1)	Filed with this Form 10-K with the Securities and Exchange Commission.

(2)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30,1985, and incorporated herein by reference.

(3)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30,1985, and incorporated herein by reference.

(4)	Filed as an exhibit to the Kewaunee Scientific Corporation Proxy Statement dated July 26, 1991, and incorporated herein by reference.

(5)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30,1992, and incorporated herein by reference.

(6)	Filed as an exhibit to the Kewaunee Scientific Corporation Proxy Statement dated July 23, 1993, and incorporated herein by reference.

(7)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30,1996, and incorporated herein by reference.

(8)	Filed as an exhibit to the Kewaunee Scientific Corporation Proxy Statement dated July 31, 1996, and incorporated herein by reference.

(9)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30,1998, and incorporated herein by reference.

(10)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30,1999, and incorporated herein by reference.

(11)	Filed as an exhibit to the Kewaunee Scientific Corporation Quarterly Report to the Securities and Exchange Commission on Form 10-Q (Commission File No. 0-5286) for the quarterly period ended January 31, 2000, and incorporated herein by reference.

(12)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 2000, and incorporated herein by reference.

(13)	Filed as an exhibit to the Kewaunee Scientific Corporation Proxy Statement dated July 20, 2000 and incorporated herein by reference.

(14)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 2002, and incorporated herein by reference.

(15)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 2003, and incorporated herein by reference.

(16)	Filed as an exhibit to the Kewaunee Scientific Corporation Quarterly Report to the Securities and Exchange Commission on Form 10-Q (Commission File No. 0-5286) for the quarterly period ended July 31, 2003, and incorporated herein by reference.