Form 10-Q
period 2004-07-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2004-09-14
CIK 55529

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of September 10, 2004, the Registrant had outstanding 2,491,270 shares of Common Stock.

Pages: This report, excluding exhibits, contains 17 pages numbered sequentially from this cover page.

KEWAUNEE SCIENTIFIC CORPORATION

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2004

Part 1. Financial Information

Item 1.	Financial Statements

Kewaunee Scientific Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three months ended July 31
	2004	2003
Net sales	$20,288	$24,213
Costs of products sold	16,912	20,610

Gross profit	3,376	3,603
Operating expenses	3,046	3,001

Operating earnings	330	602
Interest expense	(86)	(78)
Other income	49	196

Earnings before income taxes	293	720
Income tax expense	100	259

Net earnings	$193	$461

Net earnings per share
Basic	$0.08	$0.19
Diluted	$0.08	$0.19
Weighted average number of common shares outstanding (in thousands)
Basic	2,490	2,485
Diluted	2,500	2,489

See accompanying notes to condensed consolidated financial statements.

Kewaunee Scientific Corporation

Condensed Consolidated Balance Sheets

(in thousands)

	July 31 2004	April 30 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,125	$1,167
Receivables, less allowance	24,444	24,987
Inventories	3,867	4,285
Deferred income taxes	517	517
Prepaid income taxes	—	165
Prepaid expenses and other current assets	669	415

Total current assets	30,622	31,536
Property, plant and equipment, at cost	33,399	33,246
Accumulated depreciation	(22,394)	(21,884)

Net property, plant and equipment	11,005	11,362

Other assets	7,370	7,563

Total Assets	$48,997	$50,461

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$7,987	$6,996
Current portion of long-term debt	1,118	1,118
Accounts payable	5,605	6,924
Employee compensation and amounts withheld	995	1,507
Deferred Revenue	961	1,152
Other accrued expenses	1,063	1,222

Total current liabilities	17,729	18,919
Long-term debt	652	931
Deferred income taxes	1,013	1,013
Accrued employee benefit plan costs	2,327	2,325
Other long-term liabilities	469	482

Total Liabilities	22,190	23,670
Stockholders’ equity:
Common stock	6,550	6,550
Additional paid-in-capital	134	141
Retained earnings	20,894	20,876
Accumulated other comprehensive income	22	36
Common stock in treasury, at cost	(793)	(812)

Total stockholders’ equity	26,807	26,791

Total Liabilities and Stockholders’ Equity	$48,997	$50,461

See accompanying notes to condensed consolidated financial statements.

Kewaunee Scientific Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three months ended July 31
	2004	2003
Cash flows from operating activities:
Net earnings	$193	$461
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation	510	490
Provision for bad debts	83	(33)
Increase in deferred income tax expense	—	(13)
Decrease in prepaid income taxes	165	286
Decrease (increase) in receivables	460	(6,643)
Decrease in inventories	418	468
Decrease in accounts payable and other current liabilities	(1,990)	(842)
(Decrease) increase in deferred revenue	(191)	491
Other, net	(86)	(24)

Net cash used in operating activities	(438)	(5,359)
Cash flows from investing activities:
Capital expenditures	(153)	(1,066)

Net cash used in investing activities	(153)	(1,066)
Cash flows from financing activities:
Increase in short-term borrowings	991	5,503
Proceeds from long-term debt	—	1,200
Payments on long-term debt	(279)	(243)
Dividends paid	(175)	(174)
Proceeds from exercise of stock options (including tax benefit)	12	19

Net cash provided by financing activities	549	6,305

Decrease in cash and cash equivalents	(42)	(120)
Cash and cash equivalents, beginning of period	1,167	520

Cash and cash equivalents, end of period	$1,125	$400

See accompanying notes to condensed consolidated financial statements.

Kewaunee Scientific Corporation

Notes to Condensed Financial Statements

(unaudited)

A. Financial Information

The unaudited interim condensed consolidated financial statements of Kewaunee Scientific Corporation (the “Company” or “Kewaunee”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These interim condensed financial statements should be read in conjunction with the financial statements and notes included in the Company’s 2004 Annual Report to Stockholders.

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

B. Inventories

Inventories consisted of the following (in thousands):

	July 31, 2004	April 30, 2004
Finished products	$1,141	$1,364
Work in process	1,220	1,373
Raw materials	1,506	1,548

	$3,867	$4,285

C. Balance Sheet

The Company’s April 30, 2004 condensed consolidated balance sheet as presented herein is derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

D. Comprehensive Income

A reconciliation of net earnings and total comprehensive income for the three months ended July 31, 2004 and 2003 is as follows (in thousands):

	Three months ended July 31, 2004	Three months ended July 31, 2003
Net earnings	$193	$461
Change in fair value of cash flow hedge, net of income tax	4	6
Change in cumulative foreign currency translation adjustments	(18)	16

Total comprehensive income	$179	$483

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires that the Company record derivatives on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The nature of the Company’s business activities involves the management of various financial and market risks, including those related to changes in interest rates. The Company may from time-to-time employ derivative financial instruments, such as interest rate swap contracts, to mitigate or eliminate certain of those risks. The Company does not enter into derivative instruments for speculative purposes. The Company had one interest rate swap agreement outstanding at July 31, 2004.

For the Company’s foreign subsidiaries, assets and liabilities are translated at exchange rates prevailing on the balance sheet date. Revenues and expenses are translated at weighted average exchange rates prevailing during the period and any resulting translation adjustments are reported separately in shareholders’ equity.

E. Stock Options

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

	Three months ended July 31, 2004	Three months ended July 31, 2003
Net earnings as reported	$193	$461
Pro forma compensation cost	(8)	(20)

Net earnings pro forma	185	441
Net earnings per share – Basic
As reported	$0.08	$0.19
Pro forma	0.07	0.18
Net earnings per share – Diluted
As reported	$0.08	$0.19
Pro forma	0.07	0.18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s 2004 Annual Report to Stockholders contains management’s discussion and analysis of financial condition and results of operations at and for the year ended April 30, 2004. The following discussion and analysis describes material changes in the Company’s financial condition since April 30, 2004. The analysis of results of operations compares the three months ended July 31, 2004 with the comparable period of the prior fiscal year.

Results of Operations

The Company recorded sales of $20.3 million for the three months ended July 31, 2004, down 16.2% from sales of $24.2 million for the comparable period of the prior year. Sales of laboratory products to industrial research customers slowed and demand for technical products in the high-tech marketplace turned softer during the quarter. The order backlog was $39.6 million at July 31, 2004, as compared to $43.1 million at April 30, 2004 and $50.7 million at July 31, 2003.

The gross profit margin for the quarter ended July 31, 2004 was 16.6% of sales, as compared to 14.9% of sales in the same quarter of the prior year. The gross profit margin for the prior year was unfavorably impacted by manufacturing problems in the Company’s metal furniture operation, and to a lesser degree, an unfavorable product sales mix.

Operating expenses for the three months ended July 31, 2004 were $3.0 million, or 15.0% of sales, as compared to $3.0 million, or 12.4% of sales, in the same period of the prior year.

Operating earnings of $330,000 were recorded for the three months ended July 31, 2004. This compares to operating earnings of $602,000 for the comparable period of the prior year.

Interest expense was $86,000 for the three months ended July 31, 2004, compared to $78,000 for the same period of the prior year. The increase in interest expense for the current quarter resulted from higher levels of borrowings.

Other income was $49,000, in the three months ended July 31, 2004, compared to other income of $196,000 for the comparable period of the prior year. Other income for the three months ended July 31, 2003 included $295,000 resulting from the resolution of a disputed claim for laboratory furniture sold by the Company several years ago.

Income tax expense of $100,000 was recorded for the three months ended July 31, 2004. This compares to income tax expense of $259,000 recorded for the three months ended July 31, 2003. The effective tax rate was approximately 34% for quarter ended July 31, 2004 and was 36% for the three months ended July 31, 2003.

Net earnings of $193,000, or $.08 per diluted share, were recorded for the three months ended July 31, 2004. This compares to net earnings of $461,000, or $.19 per diluted share, for the comparable period of the prior year. Net earnings for the three months ended July 31, 2003 included an after-tax gain of $189,000, or $.08 per diluted share, associated with the resolution of a disputed claim for laboratory furniture.

Liquidity and Capital Resources

Historically, the Company’s principal sources of liquidity have been funds generated from operations, supplemented as needed by short-term borrowings.

The Company believes that these sources, will be sufficient to support ongoing business levels, including capital expenditures through the current fiscal year.

The Company had working capital of $12.9 million at July 31, 2004, as compared to $12.6 million at April 30, 2004. The ratio of current assets to current liabilities was 1.7-to-1 at July 31, 2004, unchanged from April 30, 2004. At July 31, 2004, advances of $7,987,000 were outstanding under the Company’s revolving credit loan, leaving available credit under this line in the amount of $1,013,000.

The Company’s operations used cash of $438,000 during the three months ended July 31, 2004, primarily attributable to a significant decrease in accounts payable and other current liabilities, partially offset by the impact of net earnings and decreases in prepaid income taxes and inventories. The Company’s operations used cash of $5.4 million during the three months ended July 31, 2003. The cash was used primarily to fund the increase in accounts receivable resulting from the significantly higher sales volume during that quarter.

During the three months ended July 31, 2004, the Company used cash of $153,000 in investing activities, primarily for purchases of production equipment. This compares to the use of $1,066,000 for similar investing activities in the same period of the prior year.

The Company’s financing activities provided cash of $549,000 during the three months ended July 31, 2004. This included $991,000 received from advances under the revolving credit loan, which was partially offset by long-term debt repayments of $279,000 and cash dividends paid of $175,000. Financing activities provided cash of $6,305,000 in the same period of the prior year, which included $5,503,000 received from advances under the revolving credit loan and $1,200,000 from long-term debt. For that period, cash was used for long-term debt repayments of $243,000 and cash dividends paid of $174,000.

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

REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

A review of the interim financial information included in this Quarterly Report on Form 10-Q for the three months ended July 31, 2004 has been performed by PricewaterhouseCoopers LLP, the Company’s independent auditors. Their report on the interim financial information follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Kewaunee Scientific Corporation

Statesville, North Carolina

We have reviewed the accompanying condensed consolidated balance sheet of Kewaunee Scientific Corporation as of July 31, 2004 and April 30, 2004, and the related condensed consolidated statements of operations for each of the three-month periods ended July 31, 2004 and July 31, 2003 and the condensed consolidated statement of cash flows for the three-month periods ended July 31, 2004 and July 31, 2003. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements information for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of April 30, 2004, and the related consolidated statements of operations, of stockholder’s equity, and of cash flows for the year then ended (not presented herein), and in our report dated June 4, 2004 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of April 30, 2004, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PricewaterhouseCoopers LLP

Charlotte, North Carolina

August 25, 2004

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures made on this matter in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2004.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and the participation of the company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of July 31, 2004. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of July 31, 2004, the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that all material information required to be filed in this quarterly report is made known to them by others within the Company and its subsidiaries.

(b) Changes in internal controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to July 31, 2004. As no significant deficiencies or material weaknesses were found, no corrective actions were taken.

PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on August 25, 2004. Each of the nominees for Class III directors was re-elected. The votes cast for and withheld from each such director were as follows:

Director	For	Withheld
Class III Directors:
Margaret Barr Bruemmer	2,077,222	277,967
Eli Manchester, Jr.	2,266,503	88,686

The following individuals also continue to serve on the Company’s Board of Directors:

Wiley N. Caldwell, John C. Campbell, Jr., Silas Keehn, James T. Rhind and William A. Shumaker

Item 5.	Other Matters

Consistent with Section 10A(I)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Public Company Accounting Reform and Investor Protection Act of 2002, the Company is responsible for disclosing the nature of non-audit services approved by its Audit Committee during each quarter to be performed by PricewaterhouseCoopers LLP, its independent auditors. Non-audit services are services other than those provided by PricewaterhouseCoopers LLP in connection with an audit or review of the Company’s financial statements. During the first quarter of fiscal year 2005, the Company’s Audit Committee approved non-audit services to be performed by PricewaterhouseCoopers LLP for fiscal year 2005 in the amount up to $34,000 for fees related to the preparation of the Company’s tax returns and tax advisory services.

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

(b) Reports on Form 8-K

A Form 8-K was filed on June 14, 2004, with the Commission which included as an exhibit the Company’s Press Release announcing the financial results for the fourth quarter and year-ended April 30, 2004.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEWAUNEE SCIENTIFIC CORPORATION
(Registrant)

Date: September 14, 2004	By	/s/ D. MICHAEL PARKER
D. Michael Parker
Senior Vice President, Finance and Chief Financial Officer