Form 10-Q
period 2004-10-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2004-12-15
CIK 55529

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of December 10, 2004, the Registrant had outstanding 2,491,770 shares of Common Stock.

Pages: This report, excluding exhibits, contains 19 pages numbered sequentially from this cover page.

KEWAUNEE SCIENTIFIC CORPORATION

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2004

Part 1. Financial Information

Item 1.	Financial Statements

Kewaunee Scientific Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

($ in thousands, except per share data)

	Three months ended October 31		Six months ended October 31
	2004	2003	2004	2003
Net sales	$18,365	$24,384	$38,653	$48,597
Cost of products sold	14,812	20,280	31,724	40,890

Gross profit	3,553	4,104	6,929	7,707
Operating expenses	3,260	3,321	6,306	6,322

Operating earnings	293	783	623	1,385
Interest expense	(84)	(83)	(170)	(161)
Other (expense) income	(46)	(47)	3	149

Earnings before income taxes	163	653	456	1,373
Income tax expense	55	235	155	494

Net earnings	$108	$418	$301	$879

Net earnings per share-
Basic	$0.04	$0.17	$0.12	$0.35
Diluted	$0.04	$0.17	$0.12	$0.35

Weighted average number of common shares outstanding (in thousands)-
Basic	2,492	2,486	2,491	2,485
Diluted	2,494	2,491	2,497	2,490

See accompanying notes to condensed consolidated financial statements.

Kewaunee Scientific Corporation

Condensed Consolidated Balance Sheets

(in thousands)

	October 31 2004	April 30 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$817	$1,167
Receivables, less allowance	23,539	24,987
Inventories	4,004	4,285
Deferred income taxes	501	517
Prepaid income taxes	—	165
Prepaid expenses and other current assets	611	415

Total current assets	29,472	31,536

Property, plant and equipment, at cost	33,663	33,246
Accumulated depreciation	(22,921)	(21,884)

Net property, plant and equipment	10,742	11,362

Other assets	6,411	7,563

Total Assets	$46,625	$50,461

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$6,079	$6,996
Current portion of long-term debt	1,118	1,118
Accounts payable	5,087	6,924
Employee compensation and amounts withheld	984	1,507
Deferred Revenue	986	1,152
Other accrued expenses	1,356	1,222

Total current liabilities	15,610	18,919

Long-term debt	372	931
Deferred income taxes	1,013	1,013
Accrued employee benefit plan costs	2,328	2,325
Other long-term liabilities	515	482

Total Liabilities	19,838	23,670

Stockholders’ equity:
Common stock	6,550	6,550
Additional paid-in-capital	132	141
Retained earnings	20,828	20,876
Accumulated other comprehensive income	67	36
Common stock in treasury, at cost	(790)	(812)

Total stockholders’ equity	26,787	26,791

Total Liabilities and Stockholders’ Equity	$46,625	$50,461

See accompanying notes to condensed consolidated financial statements.

Kewaunee Scientific Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six months ended October 31
	2004	2003
Cash flows from operating activities:
Net earnings	$301	$879
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation	1,037	1,041
Provision for bad debts	321	6
Decrease in prepaid income taxes	165	1,077
Decrease (increase) in receivables	1,127	(5,798)
Decrease in inventories	281	1,218
Decrease in accounts payable and other current liabilities	(2,226)	(1,974)
(Decrease) increase in deferred revenue	(166)	884
Other, net	1,039	481

Net cash provided by (used in) operating activities	1,879	(2,186)

Cash flows from investing activities:
Capital expenditures	(417)	(1,215)

Net cash used in investing activities	(417)	(1,215)

Cash flows from financing activities:
(Decrease) increase in short-term borrowings	(917)	3,324
Proceeds from long-term debt	—	1,200
Payments on long-term debt	(559)	(522)
Dividends paid	(349)	(348)
Proceeds from exercise of stock options (including tax benefit)	13	23

Net cash (used in) provided by financing activities	(1,812)	3,677

(Decrease) increase in cash and cash equivalents	(350)	276
Cash and cash equivalents, beginning of period	1,167	520

Cash and cash equivalents, end of period	$817	$796

See accompanying notes to condensed financial statements.

Kewaunee Scientific Corporation

Notes to Condensed Financial Statements

(unaudited)

A.	Financial Information

The unaudited interim condensed consolidated financial statements of Kewaunee Scientific Corporation (the “Company” or “Kewaunee”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s 2004 Annual Report to Stockholders.

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

B.	Revenue Recognition

Product sales are generally recognized at the date of shipment, or when customers have purchased and accepted title of the goods, but because of construction delays, requested the Company to temporarily store the finished goods on the customer’s behalf.

Product sales for fixed-price construction contracts involve a signed contract for a fixed price to provide the Company’s laboratory furniture and fume hoods for a construction project. The Company usually is in the role as a subcontractor, but in some cases may enter into a contract directly with the end-user of the products. Product sales for fixed-price construction contracts are generated from multiple-element arrangements that require separate units of accounting, and estimates regarding the fair value of individual elements.

The Company determined that its multiple-element arrangements are generally comprised of the following elements that would qualify as separate units of accounting: product sales and installation services. Each of these elements represent individual units of accounting as the delivered item has value to a customer on a stand-alone basis, objective and reliable evidence of fair value exists for undelivered items, and arrangements normally do not contain a general right of return relative to the delivered item. The Company determines fair value based on the price of the deliverable when it is sold separately or based on third-party evidence. In accordance with the guidance in EITF 00-21, the Company uses the residual method to allocate the arrangement consideration when it does not have fair value of the product sale. Under the residual method, the amount of consideration allocated to the delivered item equals the total arrangement consideration less the aggregate fair value of the undelivered items. Assuming all other criteria for revenue recognition have been met, the Company recognizes revenue for product sales at the date of shipment.

Product sales for purchase orders involve a purchase order received by the Company from its dealers and its stocking distributor. This category includes product sales for standard products, as well as products which require some customization. These sales are recognized under the terms of the purchase order which generally are freight on board (“FOB”) shipping point and do not include rights of return. Accordingly, sales are recognized at the time of shipment.

C.	Principles of Consolidation

The Company’s consolidated financial statements include the accounts of Kewaunee Scientific Corporation and its three subsidiaries. A brief description of each subsidiary, along with the amount of the Company’s controlling financial interests, is as follows:

(1) Kewaunee Labway Asia Pte. Ltd., a dealer for the Company’s products in Singapore, is 51% owned by the Company; (2) Labway Scientific India Pvt. Ltd., a dealer for the Company’s products in Bangalore, India, is 95% owned by Kewaunee Labway Asia; and (3) Kewaunee Scientific Corporation India Pvt. Ltd. in Bangalore, India, an assembly operation, is 100% owned by the Company. All intercompany balances, transactions, and profits have been eliminated.

D.	Inventories

Inventories consisted of the following (in thousands):

	October 31, 2004	April 30, 2004
Finished products	$1,205	$1,364
Work in process	1,129	1,373
Raw materials	1,670	1,548

	$4,004	$4,285

E.	Balance Sheet

The Company’s April 30, 2004 condensed consolidated balance sheet as presented herein is derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

F.	Comprehensive Income

A reconciliation of net earnings and total comprehensive income for the three months and six months ended October 31, 2004 and 2003 is as follows (in thousands):

	Three months ended October 31, 2004	Three months ended October 31, 2003
Net earnings	$108	$418
Change in fair value of cash flow hedge, net of income tax	3	3
Change in cumulative foreign currency translation adjustments	42	16

Total comprehensive income	$153	$437

	Six months ended October 31, 2004	Six months ended October 31, 2003
Net earnings	$301	$879
Change in fair value of cash flow hedge, net of income tax	7	9
Change in cumulative foreign currency translation adjustments	24	33

Total comprehensive income	$332	$921

Statement and Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires that the Company record derivatives on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The nature of the Company’s business activities involves the management of various financial and market risks, including those related to changes in interest rates. The Company may from time-to-time employ derivative financial instruments, such as interest rate swap contracts, to mitigate or eliminate certain of those risks. The Company does not enter into derivative instruments for speculative purposes. The Company had one interest rate swap agreement outstanding at October 31, 2004.

For the Company’s foreign subsidiaries, assets and liabilities are translated at exchange rates prevailing on the balance sheet date. Revenues and expenses are translated at weighted average exchange rates prevailing during the period and any resulting translation adjustments are reported separately in shareholders’ equity.

G.	Stock Options

The Company has not granted stock options to employees or directors since fiscal year 2003. The Company accounts for stock options using the intrinsic value method. Under this method no compensation expense is recorded since the exercise price of the stock options is equal to the market price of the underlying stock on the grant date. Had compensation expense for the stock options issued been determined consistent with Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation,” net earnings and net earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share data):

	Three months ended October 31, 2004	Three months ended October 31, 2003
Net earnings as reported	$108	$418
Pro forma compensation cost	(9)	(20)

Net earnings pro forma	99	398

Net earnings per share – Basic
As reported	$0.04	$0.17
Pro forma	0.04	0.16
Net earnings per share – Diluted
As reported	$0.04	$0.17
Pro forma	0.04	0.16

	Six months ended October 31, 2004	Six months ended October 31, 2003
Net earnings as reported	$301	$879
Pro forma compensation cost	(17)	(40)

Net earnings pro forma	284	839

Net earnings per share – Basic
As reported	$0.12	$0.35
Pro forma	0.11	0.34
Net earnings per share – Diluted
As reported	$0.12	$0.35
Pro forma	0.11	0.34

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s 2004 Annual Report to Stockholders contains management’s discussion and analysis of financial condition and results of operations at and for the year ended April 30, 2004. The following discussion and analysis describes material changes in the Company’s financial condition since April 30, 2004. The analysis of results of operations compares the three months and six months ended October 31, 2004 with the comparable period of the prior fiscal year.

Results of Operations

The Company recorded sales of $18.4 million for the three months ended October 31, 2004, a decline of 24.7% from sales of $24.4 million for the comparable period of the prior year. Sales for the six months ended October 31, 2004 were $38.7 million, a decline of 20.5% from sales of $48.6 million in the comparable period of the prior year. The order backlog was $38.6 million at October 31, 2004. This compares to order backlogs of $39.6 million at July 31, 2004 and $46.3 million at October 31, 2003.

Several issues adversely affected the laboratory furniture marketplace during the quarter. Uncertainties surrounding the presidential election and its potential impact on the price of prescription drugs continued to impact the willingness of pharmaceutical companies to invest in new research projects. Additionally, the marketplace was affected by significant increases in the cost of construction materials, particularly steel. The resulting higher-than-planned construction costs delayed the award date of many projects, as some customers were forced to reduce the scope of their projects to remain within budget. Reduced state budgets also adversely affected funding available for education construction projects. An increase in order activity resulting from the resolution of the uncertainty surrounding the presidential election is not expected to begin to improve sales before the Company’s fourth quarter.

The gross profit margin for the three months ended October 31, 2004 was 19.3% of sales, as compared to 16.8% of sales in the comparable quarter of the prior year. The gross profit margin for the six months ended October 31, 2004 was 17.9%, as compared to 15.9% in the comparable period of the prior year. The improved gross profit margins for the three and six months of the current year resulted from improvements in manufacturing costs and efficiencies, partially offset by higher costs in the current year for raw materials, particularly steel, as well as higher energy costs.

To further reduce costs, significant reductions in the Statesville workforce were made during the quarter, in both the hourly and administrative areas of the Company. The reductions, which involved approximately 18% of the Statesville workforce, included 58 permanent employees and 42 temporary employees. Annual savings associated with the reductions are estimated at $3.6 million, of which $774,000 relates to operating expenses. All associated termination benefits, which totaled $31,488, were expensed during the current quarter. Additionally, a number of cost cutting initiatives were implemented during the quarter that are expected to further reduce manufacturing and raw material costs.

Operating expenses for the three months ended October 31, 2004 were $3.3 million, or 17.8% of sales, as compared to $3.3 million, or 13.6% of sales, in the comparable period of the prior year. Operating expenses for the six months ended October 31, 2004 were $6.3 million, or 16.3% of sales, as compared to $6.3 million, or 13.0% of sales, in the comparable period of the prior year. The increase in operating expenses as a percent of sales for each of the current year periods resulted as operating expense levels remained relatively flat as sales declined. As compared to the prior year periods, operating expenses included increases in bad debt expense of $199,000 and $315,000 for the three months and six months ended October 31, 2004, respectively.

Operating earnings of $293,000 and $623,000 were recorded for the three months and six months ended October 31, 2004, respectively, compared to $783,000 and $1.4 million recorded for the comparable period of the prior year.

Interest expense was $84,000, and $170,000 for the three months and six months ended October 31, 2004, respectively, compared to $83,000 and $161,000 for the same periods of the prior year. The impacts of increased borrowing rates for the three and six months of the current year were offset by lower levels of borrowings.

Other expense was $46,000 and other income was $3,000 in the three months and six months ended October 31, 2004, respectively, compared to other expense of $47,000 and other income of $149,000 for the comparable periods of the prior year. Other income for the prior year was increased by $295,000 in the first quarter of the prior year from the resolution of a disputed claim for laboratory furniture sold by the Company several years earlier.

Income tax expenses of $55,000 and $155,000 were recorded for the three months and six months ended October 31, 2004, respectively, as compared to an income tax expense of $235,000 and $494,000 recorded for the comparable periods of the prior year. The effective tax rate was approximately 34.0% for the three and six months ended October 31, 2004 and 36.0% for the three and six months period ended October 31, 2003.

Net earnings of $108,000 and $301,000, or $.04 per diluted share and $.12 per diluted share, were recorded for the three months and six months ended October 31, 2004, respectively, as compared to net earnings of $418,000 and $879,000, or $.17 per diluted share and $.35 per diluted share for the comparable periods of the prior year.

Liquidity and Capital Resources

Historically, the Company’s principal sources of liquidity have been funds generated from operations, supplemented as needed by short-term borrowings. The Company believes that these sources, will be sufficient to support ongoing business levels, including capital expenditures through the current fiscal year.

The Company had working capital of $13.9 million at October 31, 2004, as compared to $12.6 million at April 30, 2004. The ratio of current assets to current liabilities was 1.9-to-1.0 at October 31, 2004, as compared to 1.7-to-1.0 at April 30, 2004. At October 31, 2004, advances of $6,079,000 were outstanding under the Company’s revolving credit bank loan, leaving available credit under this line in the amount of $2,921,000. During the quarter, the term of this loan was extended to December 31, 2006.

The Company’s operations provided cash of $1.9 million during the six months ended October 31, 2004, primarily attributable to operations and a decrease in accounts receivable. Cash of $890,000 was also received during the quarter from the cancellation of life insurance policies covering all salaried employees when these policies were replaced with a group term insurance plan. The favorable impact of these items was partially offset by the impact of a decrease in accounts payable and other current liabilities. The Company’s operations used cash of $2.2 million during the six months ended October 31, 2003, primarily resulting from a significant increase in accounts receivable and a decrease in accounts payable.

During the six months ended October 31, 2004, the Company used cash of $417,000 in investing activities, primarily for purchases of production equipment. This compares to the use of $1.2 million for similar investing activities in the same period of the prior year.

The Company’s financing activities used cash of $1.8 million during the six months ended October 31, 2004. This included $917,000 for repayment of advances under the revolving credit loan, long-term debt repayments of $559,000, and cash dividends paid of $349,000. Financing activities provided cash of $3.7 million in the same period of the prior year, which included $3.3 million received from advances under the revolving credit loan and $1.2 million from long-term debt. For that period, cash was used for long-term debt repayments of $522,000 and cash dividends paid of $348,000.

Outlook for Remainder of Fiscal Year 2005

In addition to general economic factors affecting the Company and its markets, demand for the Company’s products is also dependent upon the number of laboratory construction projects planned and/or current progress in projects already under construction. The Company’s ability to predict future demand is very limited given, among other general economic factors affecting the Company and its markets, the Company’s role as subcontractor or supplier to dealers of subcontractors.

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

REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

A review of the interim financial information included in this Quarterly Report on Form 10-Q for the three months and six months ended October 31, 2004 has been performed by PricewaterhouseCoopers LLP, the Company’s independent auditors. Their report on the interim financial information follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Kewaunee Scientific Corporation

Statesville, North Carolina

We have reviewed the accompanying condensed consolidated balance sheet of Kewaunee Scientific Corporation as of October 31, 2004 and April 30, 2004, and the related condensed consolidated statements of operations for each of the three and six-month periods ended October 31, 2004 and October 31, 2003 and the condensed consolidated statement of cash flows for the six-month periods ended October 31, 2004 and October 31, 2003. These interim financial statements are the responsibility of the Company’s management.

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

November 22, 2004

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures made on this matter in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2004.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and the participation of the company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 31, 2004. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of October 31, 2004, the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that all material information required to be filed in this quarterly report is made known to them by others within the Company and its subsidiaries.

(b) Changes in internal controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to October 31, 2004. As no significant deficiencies or material weaknesses were found, no corrective actions were taken.

PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on August 25, 2004. Information regarding the results of this meeting are incorporated by reference from the Company’s Report on Form 10-Q for the three months ended July 31, 2004.

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

(b) Reports on Form 8-K

A Form 8-K was filed on August 26, 2004, with the Commission which included as an exhibit the Company’s Press Release announcing the financial results for the first quarter ended July 31, 2004.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEWAUNEE SCIENTIFIC CORPORATION
(Registrant)

Date:	December 13, 2004	By	/s/ D. MICHAEL PARKER
D. Michael Parker
Senior Vice President,
Finance and Chief Financial Officer