Form 10-Q
period 2005-01-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2005-03-16
CIK 55529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of March 1, 2005, the Registrant had outstanding 2,491,770 shares of Common Stock.

Pages: This report, excluding exhibits, contains 21 pages numbered sequentially from this cover page.

KEWAUNEE SCIENTIFIC CORPORATION

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2005

Part 1. Financial Information

Item 1. Financial Statements

Kewaunee Scientific Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended January 31		Nine months ended January 31
	2005	2004	2005	2004
	($ in thousands, except per share data)
Net sales	$15,623	$21,454	$54,276	$70,051
Cost of products sold	13,586	17,736	45,310	58,626

Gross profit	2,037	3,718	8,966	11,425
Operating expenses	3,030	3,206	9,336	9,528

Operating earnings (loss)	(993)	512	(370)	1,897
Interest expense	(84)	(71)	(254)	(232)
Other (expense) income	(47)	14	(44)	163

Earnings (loss) before income taxes	(1,124)	455	(668)	1,828
Income tax expense (benefit)	(382)	164	(227)	658

Net earnings (loss)	$(742)	$291	$(441)	$1,170

Net earnings (loss) per share-
Basic	$(0.30)	$0.12	$(0.18)	$0.47
Diluted	$(0.30)	$0.12	$(0.18)	$0.47

Weighted average number of common shares outstanding (in thousands)-
Basic	2,492	2,486	2,491	2,485
Diluted	2,493	2,499	2,495	2,493

See accompanying notes to condensed consolidated financial statements.

Kewaunee Scientific Corporation

Condensed Consolidated Balance Sheets

(in thousands)

	January 31 2005	April 30 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,128	$1,167
Receivables, less allowance	18,756	24,987
Inventories	3,953	4,285
Deferred income taxes	517	517
Prepaid income taxes	251	165
Prepaid expenses and other current assets	523	415

Total current assets	25,128	31,536

Property, plant and equipment, at cost	34,144	33,246
Accumulated depreciation	(23,415)	(21,884)

Net property, plant and equipment	10,729	11,362

Other assets	6,513	7,563

Total Assets	$42,370	$50,461

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$3,263	$6,996
Current portion of long-term debt	1,118	1,118
Current obligations under capital leases	51	0
Accounts payable	5,189	6,924
Employee compensation and amounts withheld	623	1,507
Deferred Revenue	1,230	1,152
Other accrued expenses	682	1,222

Total current liabilities	12,156	18,919

Long-term debt	93	931
Obligations under capital leases	164	0
Deferred income taxes	1,013	1,013
Accrued employee benefit plan costs	2,603	2,325
Other long-term liabilities	537	482

Total Liabilities	16,566	23,670

Stockholders’ equity:
Common stock	6,550	6,550
Additional paid-in-capital	132	141
Retained earnings	19,912	20,876
Accumulated other comprehensive income	0	36
Common stock in treasury, at cost	(790)	(812)

Total stockholders’ equity	25,804	26,791

Total Liabilities and Stockholders’ Equity	$42,370	$50,461

See accompanying notes to condensed consolidated financial statements.

Kewaunee Scientific Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine months ended January 31
	2005	2004
Cash flows from operating activities:
Net earnings (loss)	$(441)	$1,170
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation	1,531	1,543
Provision for bad debts	516	62
(Increase) decrease in prepaid income taxes	(86)	1,133
Decrease (increase) in receivables	5,715	(6,581)
Decrease in inventories	332	1,373
Decrease in accounts payable and other current liabilities	(3,159)	(3,150)
Increase in deferred revenue	78	882
Other, net	1,239	853

Net cash provided by (used in) operating activities	5,725	(2,715)

Cash flows from investing activities:
Capital expenditures	(674)	(1,310)

Net cash used in investing activities	(674)	(1,310)

Cash flows from financing activities:
(Decrease) increase in short-term borrowings	(3,733)	4,668
Proceeds from long-term debt	0	1,200
Payments of long-term debt	(838)	(801)
Payments of capital leases	(9)	0
Dividends paid	(523)	(522)
Proceeds from exercise of stock option	13	23

Net cash (used in) provided by financing activities	(5,090)	4,568

(Decrease) increase in cash and cash equivalents	(39)	543

Cash and cash equivalents, beginning of period	1,167	520

Cash and cash equivalents, end of period	$1,128	$1,063

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

B. Revenue Recognition

Product sales are generally recognized at the date of shipment, or when customers have purchased and accepted title to the goods, but because of construction delays, have requested the Company to temporarily store the finished goods on the customer’s behalf. Deferred revenue consists of customer deposits and advance billings of the Company’s products where sales have not yet been recognized. Service revenue for installation of product sold is recognized as the installation services are performed.

Product Sales for Fixed-Price Construction Contracts. Product sales for fixed-price construction contracts involve a signed contract for a fixed price to provide the Company’s laboratory furniture and fume hoods for a construction project. The Company usually is in the role as a subcontractor, but in some cases may enter into a contract directly with the end-user of the products. Product sales for fixed-price construction contracts are generated from multiple-element arrangements that require separate units of accounting and estimates regarding the fair value of individual elements.

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

Product Sales for Purchase Orders. Product sales for purchase orders involve a purchase order received by the Company from its dealers and its stocking distributor. This category includes product sales for standard products, as well as products which require some customization. These sales are recognized under the terms of the purchase order which generally are freight on board (“FOB”) shipping point and do not include rights of return. Accordingly, sales are recognized at the time of shipment.

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

D. Inventories

Inventories consisted of the following (in thousands):

	January 31, 2005	April 30, 2004
Finished products	$1,062	$1,364
Work in process	1,046	1,373
Raw materials	1,845	1,548

	$3,953	$4,285

E. Balance Sheet

The Company’s April 30, 2004 condensed consolidated balance sheet as presented herein is derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

F. Long-Term Debt

At January 31, 2005, long-term debt of the Company included $1,211,000 of obligations under a bank note, of which $1,118,000 was due within one year and classified as a current liability in the balance sheet. The note includes certain covenants as to tangible net worth, funds flow coverage, current ratio and ratio of liabilities to tangible net worth. At January 31, 2005, the Company’s funds flow coverage ratio fell below the minimum required under the financial covenant at the beginning of the quarter because of the net loss reported by the Company in the third quarter. The bank has waived the funds flow coverage ratio requirement for the period ended January 31, 2005 and amended the ratio calculation for the period ending April 30, 2005 to lower the required ratio for that period. The Company expects to be in compliance with all covenants, as amended, under the note in future periods.

G. Comprehensive Income (Loss)

A reconciliation of net earnings (loss) and total comprehensive income (loss) for the three months and nine months ended January 31, 2005 and 2004 is as follows (in thousands):

	Three months ended January 31, 2005	Three months ended January 31, 2004
Net earnings (loss)	$(742)	$291
Change in fair value of cash flow hedge, net of income tax	3	(12)
Change in cumulative foreign currency translation adjustments	(70)	12

Total comprehensive income (loss)	$(809)	$291

	Nine months ended January 31, 2005	Nine months ended January 31, 2004
Net earnings (loss)	$(441)	$1,170
Change in fair value of cash flow hedge, net of income tax	10	(3)
Change in cumulative foreign currency translation adjustments	(46)	45

Total comprehensive income (loss)	$(477)	$1,212

Statement and Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires that the Company record derivatives on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The nature of the Company’s business activities involves the management of various financial and market risks, including those related to changes in interest rates. The Company may from time-to-time employ derivative financial instruments, such as interest rate swap contracts, to mitigate or eliminate certain of those risks. The Company does not enter into derivative instruments for speculative purposes. The Company had one interest rate swap agreement outstanding at January 31, 2005.

For the Company’s foreign subsidiaries, assets and liabilities are translated at exchange rates prevailing on the balance sheet date. Revenues and expenses are translated at weighted average exchange rates prevailing during the period and any resulting translation adjustments are reported separately in shareholders’ equity.

H. Stock Options

The Company has not granted stock options to employees or directors since fiscal year 2004. The Company accounts for stock options using the intrinsic value method. Under this method no compensation expense is recorded since the exercise price of the stock options is equal to the market price of the underlying stock on the grant date. Had compensation expense for the stock options issued been determined consistent with Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation,” net earnings (loss) and net earnings (loss) per share would have been reduced (increased) to the following pro forma amounts (in thousands, except per share data):

	Three months ended January 31, 2005	Three months ended January 31, 2004
Net earnings (loss)as reported	$(742)	$291
Pro forma compensation cost	(9)	(20)

Net earnings (loss) pro forma	(751)	271

Net earnings (loss) per share – Basic
As reported	$(0.30)	$0.12
Pro forma	(0.30)	0.11

Net earnings (loss) per share – Diluted
As reported	$(0.30)	$0.12
Pro forma	(0.30)	0.11

	Nine months ended January 31, 2005	Nine months ended January 31, 2004
Net earnings (loss) as reported	$(441)	$1,170
Pro forma compensation cost	(26)	(60)

Net earnings (loss) pro forma	(467)	1,110

Net earnings (loss) per share – Basic
As reported	$(0.18)	$0.47
Pro forma	(0.19)	0.45

Net earnings (loss) per share – Diluted
As reported	$(0.18)	$0.47
Pro forma	(0.19)	0.45

I. Pension Plans

The Company has non-contributory defined benefit pension plans covering substantially all salaried and hourly employees. Pension expense consisted of the following (in thousands):

	Three months ended January 31, 2005	Three months ended January 31, 2004
Service Cost	$129	$121
Interest Cost	213	200
Expected return on plan assets	(251)	(207)
Amortization of prior service costs	3	3
Recognition of net loss	59	80

Net periodic cost	$153	$197

	Nine months ended January 31, 2005	Nine months ended January 31, 2004
Service Cost	$386	$362
Interest Cost	639	599
Expected return on plan assets	(753)	(621)
Amortization of prior service costs	8	8
Recognition of net loss	178	241

Net periodic cost	$458	$589

No contributions were paid to the plan during the nine months ended January 31, 2005. Contributions of approximately $1 million are expected to be paid to the plans in the fourth quarter of the current year.

At the Company’s Board of Directors meeting of February 22, 2005, the Board approved amendments to the Company’s two defined benefit pension plans to suspend (“freeze”) benefits earned under each of the plans, effective April 30, 2005. The amendments to suspend benefits under the plans will result in an expense of approximately $28,000, all of which will be recorded in the fourth quarter of the current year.

Item 2. Management’s Discussion and Analysis

of Financial Condition and Results of Operations

The Company’s 2004 Annual Report to Stockholders contains management’s discussion and analysis of financial condition and results of operations at and for the year ended April 30, 2004. The following discussion and analysis describes material changes in the Company’s financial condition since April 30, 2004. The analysis of results of operations compares the three months and nine months ended January 31, 2005 with the comparable period of the prior fiscal year.

Results of Operations

Sales for the quarter were $15,623,000, a decrease of 27% from sales of $21,454,000 in the same period last year. Sales for the nine months ended January 31, 2005 were $54,276,000, a decrease of 23% from sales of $70,051,000 in the comparable period last year.

Sales for the quarter were adversely affected by a continuing soft marketplace for laboratory furniture. Spending for new research projects by pharmaceutical companies continued to be below levels of recent years. Additionally, the number of projects generally available in the marketplace was reduced, or construction was delayed, by the significant increases in the cost of construction materials over the past year. Funding available for education construction projects also continued to be affected by reduced state spending budgets. However, order activity for the quarter increased over the two previous quarters, as activity in the marketplace showed some improvement after the Presidential election in November 2004. The order backlog at January 31, 2005 was $41.7 million, up from $38.6 million at October 31, 2004.

The gross profit margin for the three months ended January 31, 2005 was 13.0% of sales, as compared to 17.3% of sales in the comparable quarter of the prior year. The gross profit margin for the nine months ended January 31, 2005 was 16.5%, as compared to 16.3% in the comparable period of the prior year. The gross profit margin for the current quarter was adversely affected by manufacturing inefficiencies resulting from the low sales and cost overruns on several completed projects. Additionally, gross profit margins for each of the current year periods were adversely affected by higher costs in the current year for raw materials, particularly steel and epoxy resin. The impact of the above items was partially offset by continuing cost reduction activities.

Operating expenses for the three months ended January 31, 2005 were $3.0 million, or 19.4% of sales, as compared to $3.2 million, or 14.9% of sales, in the comparable period of the prior year. Operating expenses for the nine months ended January 31, 2005 were $9.3 million, or 17.2% of sales, as compared to $9.5 million, or 13.6% of sales, in the comparable period of the prior year.

Operating expenses for the current year reflect a decline in sales commissions of $196,000 and $458,000 for the three and nine months ended January 31, 2005, respectively, as compared to the same periods last year. The decline in sales commissions was primarily attributable to the lower sales volumes. Operating expenses also benefited from continuing cost reduction activities, including reduced salaries and benefits of $269,000 and $361,000 for the three and nine months ended January 31, 2005, respectively, resulting from the workforce reduction made during the second quarter of the current year. These expense reductions were partially offset by increases in bad debt expense over the prior year comparable periods of $139,000 and $454,000 for the three and nine months ended January 31, 2005, respectively. The increase in operating expenses as a percent of sales for each of the current year periods resulted as operating expenses were not reduced in proportion to the decline in sales.

Operating losses of $993,000 and $370,000 were recorded for the three months and nine months ended January 31, 2005, respectively, compared to operating earnings of $512,000 and $1,897,000 recorded for the comparable periods of the prior year.

Interest expense was $84,000, and $254,000 for the three months and nine months ended January 31, 2005, respectively, compared to $71,000 and $232,000 for the same periods of the prior year. The impacts of increased borrowing rates for each of the periods of the current year were substantially offset by lower levels of borrowings.

Other expense was $47,000 and $44,000 in the three months and nine months ended January 31, 2005, respectively, compared to other income of $14,000 and other income of $163,000 for the comparable periods of the prior year. Other income for the nine months of the prior year was increased by $295,000 from a payment received from the resolution of a disputed claim for laboratory furniture sold by the Company several years earlier.

Income tax benefits of $382,000 and $227,000 were recorded for the three months and nine months ended January 31, 2005, respectively, as compared to an income tax expense of $164,000 and $658,000 recorded for the comparable periods of the prior year. The effective tax rate was approximately 34.0% for the three and nine months ended January 31, 2005, and 36.0% for the three and nine months ended January 31, 2004.

A net loss of $742,000, or $0.30 per diluted share, was reported for the three months ended January 31, 2005. A net loss of $441,000, or $0.18 per diluted share, was reported for the nine months ended January 31, 2005. This compares to net earnings of $291,000, or $0.12 per diluted share, and net earnings of $1,170,000, or $.47 per diluted share, recorded for the comparable periods of the prior year.

Liquidity and Capital Resources

Historically, the Company’s principal sources of liquidity have been funds generated from operations, supplemented as needed by short-term borrowings. The Company believes that these sources, will be sufficient to support ongoing business levels, including capital expenditures, through the current fiscal year and fiscal year 2006.

The Company had working capital of $13.0 million at January 31, 2005, as compared to $12.6 million at April 30, 2004. The ratio of current assets to current liabilities was 2.1-to-1.0 at January 31, 2005, as compared to 1.7-to-1.0 at April 30, 2004. At January 31, 2005, advances of $3,263,000 were outstanding under the Company’s revolving credit bank loan, leaving available advances under this line in the amount of $5,737,000. The term of this loan is through December 31, 2006.

At January 31, 2005, long-term debt of the Company included $1,211,000 of obligations under a bank note, of which $1,118,000 was due within one year and classified as a current liability in the balance sheet. The note includes certain covenants as to tangible net worth, funds flow coverage, current ratio and ratio of liabilities to tangible net worth. At January 31, 2005, the Company’s funds flow coverage ratio fell below the minimum required under the financial covenant at the beginning of the quarter because of the net loss reported by the Company in the third quarter. The bank has waived the funds flow coverage ratio requirement for the period ended January 31, 2005 and amended the ratio calculation for the period ending April 30, 2005 to lower the required ratio for that period. The Company expects to be in compliance with all covenants, as amended, under the note in future periods.

The Company’s operations provided cash of $5.7 million during the nine months ended January 31, 2005. The cash provided was primarily attributable to a $5.7 million decrease in receivables, which benefited from the lower sales volumes, and depreciation expense of $1.5 million. Cash was used by a $3.2 million reduction in accounts payable and other current liabilities, and the $441,000 net loss after taxes.

The Company’s operations used cash of $2.7 million during the nine months ended January 31, 2005, primarily due to a $6.6 million increase in accounts receivable and a $3.2 million decrease in accounts payable and other current liabilities. The impact of these items was partially offset by cash provided from net earnings after taxes of $1.2 million, depreciation expense of $1.5 million, a decrease in inventories of $1.4 million, and a decrease in prepaid income taxes of $1.1 million.

During the nine months ended January 31, 2005, the Company used cash of $674,000 in investing activities, primarily for purchases of production equipment. This compares to the use of $1,310,000 for similar investing activities in the same period of the prior year.

The Company’s financing activities used cash of $5.1 million during the nine months ended January 31, 2005, with $3.7 million of this amount for the repayment of short-term borrowings. Additionally, $838,000 was used for long-term debt repayments and $523,000 was used for the payment of cash dividends. Financing activities provided cash of $4.6 million in the same period of the prior year. This included cash of $4.7 million provided from short-term borrowings and $1.2 million provided from an increase in long-term debt. In the prior year period, $801,000 was used for long-term debt repayments and $522,000 was used for the payment of cash dividends.

In the third quarter of the current year, the Company began a project to upgrade its enterprise resource planning (ERP) software at an estimated project cost of $1.8 million. The Company has entered into a lease arrangement to fund the majority of the expected costs of the project, as such costs are incurred. Costs of $375,000 were incurred and funded under the lease arrangement during the third quarter ended January 31, 2005. The project is expected to be completed during the second quarter of fiscal year 2006.

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

REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

A review of the interim financial information included in this Quarterly Report on Form 10-Q for the three months and nine months ended January 31, 2005 has been performed by PricewaterhouseCoopers LLP, the Company’s independent auditors. Their report on the interim financial information follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Kewaunee Scientific Corporation

Statesville, North Carolina

We have reviewed the accompanying condensed consolidated balance sheet of Kewaunee Scientific Corporation as of January 31, 2005 and April 30, 2004, and the related condensed consolidated statements of operations for each of the three and nine-month periods ended January 31, 2005 and January 31, 2004 and the condensed consolidated statement of cash flows for the nine-month periods ended January 31, 2005 and January 31, 2004. These interim financial statements are the responsibility of the Company’s management.

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

February 22, 2005

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures made on this matter in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2004.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and the participation of the company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of January 31, 2005. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of January 31, 2005, the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that all material information required to be filed in this quarterly report is made known to them by others within the Company and its subsidiaries.

(b) Changes in internal controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to January 31, 2005. As no significant deficiencies or material weaknesses were found, no corrective actions were taken.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1A	First Amendment to the Re-Established Retirement Plan for Salaried Employees of Kewaunee Scientific Corporation.

10.2B	Second Amendment to the Re-Established Retirement Plan for Hourly Employees of Kewaunee Scientific Corporation.

10.21	Kewaunee Scientific Corporation 401Plus Executive Deferred Compensation Plan (Restated effective January 1, 2005)

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

A Form 8-K was filed on November 24, 2004 with the Commission which included as an exhibit the Company’s Press Release announcing the financial results for the second quarter ended October 31, 2004.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEWAUNEE SCIENTIFIC CORPORATION
(Registrant)

Date: March 15, 2005	By	/s/ D. Michael Parker
D. Michael Parker
Senior Vice President, Finance and
Chief Financial Officer