Form 10-K
period 2005-04-30
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2005-07-08
CIK 55529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2005

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

Common Stock $2.50 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of shares of voting stock held by non-affiliates of the registrant was approximately $16,526,022 based on the last reported sale price of the registrant’s Common Stock on October 29, 2004, the last business day of the registrant’s most recently completed second fiscal quarter. (Only shares beneficially owned by directors of the registrant (excluding shares subject to options) and each person owning more than 10% of the outstanding Common Stock of the registrant were excluded as shares held by affiliates. By including or excluding shares owned by anyone, the registrant does not admit for any other purpose that any person is or is not an affiliate of the registrant.)

As of July 5, 2005, the registrant had outstanding 2,492,270 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: Those portions of the Company’s annual report to stockholders for the fiscal year ended April 30, 2005, and of the proxy statement for use in connection with Kewaunee Scientific Corporation’s annual meeting of stockholders to be held on August 24, 2005, indicated in this report are incorporated by reference into Parts I, II and III hereof.

PART I

Item 1.	Business

General

The principal business of the Company is the design, manufacture and installation of laboratory and technical furniture products. Laboratory furniture products include both steel and wood cabinetry, fume hoods, flexible systems, and worksurfaces. Technical furniture products include workstations, workbenches, computer enclosures, and network storage systems.

The Company’s products are sold primarily through purchase orders and contracts submitted by customers through the Company’s dealers and commissioned agents and a national distributor, as well as through competitive bids submitted by the Company and its subsidiaries in India and Singapore. Products are sold principally to pharmaceutical, biotechnology, industrial, chemical and commercial research laboratories, educational institutions, healthcare institutions, governmental entities, manufacturing facilities, and users of networking furniture. The Company considers the markets in which it competes to be highly competitive, with a significant amount of the business involving competitive public bidding.

It is common in the laboratory furniture industry for customer orders to require delivery at extended future dates, as products are frequently to be installed in buildings yet to be constructed. Changes or delays in building construction may cause delays in delivery of the orders and the recognition of the sale by the Company. Since prices are normally quoted on a firm basis in the industry, the Company bears the burden of possible increases in labor and material costs between receipt of an order and delivery of the product. The impact of such possible increases is considered when determining the sales price.

The need for working capital and the credit practices of the Company are comparable to those of other companies manufacturing, selling, and installing similar products in similar markets. Since the Company’s products are used in building construction products, in many cases payments for the Company’s laboratory products are received over longer periods of time than payments for many other types of manufactured products, thus requiring increased working capital. In addition, payment terms associated with certain projects provide for a retention amount until completion of the project, thus also increasing required working capital. On average, payments for the Company’s products are received during the quarter following shipment, with the exception of the retention amounts which are collected at the completion of the project.

The principal raw materials and products manufactured by others used by the Company in its products are cold-rolled carbon and stainless steel, hardwood lumber and plywood, paint, chemicals, resins, hardware, plumbing and electrical fittings. Such materials and products are purchased from multiple suppliers and are readily available.

The Company holds various patents and patent rights but does not consider that its success or growth is dependent upon its patents or patent rights. The Company’s business is not dependent upon licenses, franchises or concessions.

The Company’s business is not cyclical, although sales are sometimes lower during the Company’s third quarter because of slower construction activity in certain areas of the country during the winter months. The Company’s business is not dependent on any one or a few customers; however, sales to its national distributor, VWR International, represented 15 percent, 11 percent, and 14 percent of the Company’s total sales in fiscal years 2005, 2004 and 2003, respectively.

The Company’s order backlog at April 30, 2005 was $40.6 million, as compared to $43.1 million at April 30, 2004 and $51.5 million at April 30, 2003. All but $1,692,002 of the backlog at April 30, 2005 was scheduled for shipment during fiscal year 2006; however, it may reasonably be expected that delays in shipments will occur because of customer rescheduling or delay in completion of projects which involve the installation of the Company’s products. Based on scheduled shipment dates and past experience, the Company expects that more than 90 percent of its order backlog at April 30, 2005 will be shipped during fiscal year 2006.

Competition

The Company considers the industries in which it competes to be highly competitive and believes that the principal competitive factors are price, product performance, and customer service. A significant portion of the business of the Company is based upon competitive public bidding.

Research and Development

The amount spent during the fiscal year ended April 30, 2005 on Company-sponsored research and development activities related to new or re-designed products was $785,251. The amounts spent for similar purposes in the fiscal years ended April 30, 2004 and 2003 were $791,305 and $721,571, respectively.

Environmental Compliance

In the last three fiscal years, compliance with federal, state or local provisions enacted or adopted regulating the discharge of materials into the environment has had no material effect on the Company. There are no material capital expenditures anticipated for such purposes, and no material effect therefrom is anticipated on the earnings or competitive position of the Company.

Employees

The number of persons employed by the Company at April 30, 2005 was 484.

Other Information

The Company’s internet address is www.kewaunee.com. The Company’s makes available, free of charge through this web site, its annual report to stockholders. The Company’s Form 10-K and 10-Q financial reports may be obtained by stockholders by writing the Secretary of the Company, Kewaunee Scientific Corporation, P.O. Box 1842, Statesville, NC 28687-1842. The public may also obtain information on the Company’s reports, proxy, and information statements at the S.E.C. internet site www.sec.gov.

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

Executive Officers of the Registrant

Incorporated by reference to Part III, Item 10(b) of this Annual Report on Form 10-K.

Item 2.	Properties

The Company owns and operates three adjacent manufacturing facilities in Statesville, North Carolina. These facilities also house the Company’s corporate offices, as well as sales and marketing, administration, engineering and drafting personnel. These facilities together comprise approximately 382,000 square feet and are located on approximately 20 acres of land. In addition, at April 30, 2005, the Company leased its primary distribution facility and other warehouse facilities totaling 167,000 square feet in Statesville, North Carolina.

At April 30, 2005, the Company owned and had for sale two vacant buildings which together comprise approximately 129,000 square feet located on 30 acres in Lockhart, Texas. This property was the site of the Company’s Texas operations until it was consolidated in Statesville in fiscal year 2003. This property was sold on May 13, 2005.

All of the facilities which the Company owns are held free and clear of any encumbrances. The Company believes its facilities are suitable for their respective uses and are adequate for its current needs.

Item 3.	Legal Proceedings

From time to time, the Company is involved in certain disputes and litigation relating to claims arising out of its operations in the ordinary course of business. Further, the Company periodically is subject to government audits and inspections. The Company believes that any such matters presently pending will not, individually or in the aggregate, have a material adverse effect on the Company’s results of operations or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Incorporated by reference from the Company’s annual report to stockholders for the fiscal year ended April 30, 2005, page 27, sections entitled “Range of Market Prices” and “Quarterly Financial Data”. As of July 5, 2005, the Company estimates there were approximately 1,000 stockholders of the Company’s common shares, of which 252 were stockholders of record.

Item 6.	Selected Financial Data

Incorporated by reference from the Company’s annual report to stockholders for the fiscal year ended April 30, 2005, page 26, section entitled “Summary of Selected Financial Data.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Incorporated by reference from the Company’s annual report to stockholders for the fiscal year ended April 30, 2005, pages 6-11, section entitled “Management’s Discussion and Analysis.”

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk in the area of interest rates. This exposure is associated with amounts outstanding under a term bank note, certain lease obligations for production machinery, and any future advances under the revolving credit loan, all of which are priced on a floating rate basis. At April 30, 2005, the Company had an interest swap agreement whereby 35% of the outstanding principal amount of the term bank note was effectively converted to a fixed rate of 6.37%. The notional amount of this interest rate hedge is reduced in the same proportion as the principal balance of the bank note over the remaining term of the bank note. The principal balance of the term bank note was $931,000 at April 30, 2005. The principal balance under the revolving credit loan was $3,778,000 at April 30, 2005. The Company believes that this exposure to market risk is not material.

Item 8.	Financial Statements and Supplementary Data

Incorporated by reference from the Company’s annual report to stockholders for the fiscal year ended April 30, 2005, pages 12-25.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

The Company maintains disclosure controls and procedures that are intended to ensure that the information required to be disclosed in the company’s Exchange Act filings is properly and timely recorded, processed, summarized and reported. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of April 30, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to provide reasonable assurance that the Company is able to collect, process, record, and disclose, within the required time periods, the information the Company is required to disclose in the reports it files with the Securities and Exchange Commission. In designing disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives, and that management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Nevertheless, management believes that the Company’s disclosure controls and procedures are effective.

There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9b.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

(a) Incorporated by reference from the Company’s proxy statement for use in connection with its annual meeting of stockholders to be held on August 24, 2005, section entitled “Election of Directors,” which will be filed with the S.E.C. within 120 days of the Company’s most recently completed fiscal year.

(b) The names and ages of the Company’s executive officers as of June 30, 2005 and their business experience during the past five years are set forth below:

Executive Officers of the Company

Name	Age	Position
William A. Shumaker	57	President and Chief Executive Officer

D. Michael Parker	53	Senior Vice President, Finance, Chief Financial Officer, Treasurer and Secretary

K. Bain Black	59	Vice President, General Manager Technical Furniture Group

Dana L. Dahlgren	49	Vice President, Sales and Marketing Laboratory Products Group

Kurt P. Rindoks	47	Vice President, Engineering and Product Development

Keith D. Smith	36	Vice President, Manufacturing

Sudhir K. (Steve) Vadehra	58	Vice President, International Operations

William A. Shumaker has served as President of the Company since August 1999 and Chief Executive Officer since September 2000. He was elected a director of the Company in February 2000. He served as the Chief Operating Officer from August 1998, when he was also elected as Executive Vice President, until September 2000. Mr. Shumaker served as Vice President and General Manager of the Laboratory Products Group from February 1998 to August 1998. He joined the Company in December 1993 as Vice President of Sales and Marketing.

D. Michael Parker joined the Company in November 1990 as Director of Financial Reporting and Accounting and was promoted to Corporate Controller in November 1991. Mr. Parker has served as Chief Financial Officer, Treasurer and Secretary since August 1995. He was elected Vice President of Finance in August 1995 and Senior Vice President of Finance in August 2000.

K. Bain Black joined the Company in August 2004 as the General Sales Manager for the Technical Products Group. He was elected Vice President and General Manager of the Technical Products Group, effective July 1, 2005. Prior to joining the Company, Mr. Black was Director of Marketing for Newton Instrument Company, a manufacturer of products for the telecom industry, from 2001 to 2003. Prior thereto, he was a partner and President of TechMetals, LLC from 1997 to 2001.

Dana L. Dahlgren joined the Company in November 1989 as a Regional Sales Manager and was promoted to Director of Sales and Marketing of the Laboratory Products Group in September 1998.

Mr. Dahlgren was elected Vice President of Sales and Marketing of the Laboratory Products Group in June 2004.

Kurt P. Rindoks joined the Company in July 1985 as an engineer. He was promoted to Director of Product Development in August 1991 and assumed the additional responsibilities of Director of Engineering in July 1995. He has served as Vice President of Engineering and Product Development since September 1996. Additionally, from May 1998 through October 2001, he served as General Manager of the Company’s Resin Materials Division.

Keith D. Smith joined the Company in 1993 as a department supervisor in the Metal Plant and served as Resin Plant Manager from 1995 until April 2001 when he was promoted to Wood Plant Manager. He served as Wood Plant Manager until he assumed the position of Director of Manufacturing in November 2003, a position he held until he was promoted to Vice President of Manufacturing, effective July 1, 2005.

Sudhir K. (Steve) Vadehra joined the Company in October 1999. He was elected Vice President of International Operations in June 2004. He also has served as the Managing Director of Kewaunee Labway Asia Pte. Ltd., the Company’s joint venture subsidiary in Singapore, since the subsidiary’s formation in June 1998.

Section 16(a) Beneficial Ownership Reporting

Incorporated by reference from the Company’s proxy statement for use in connection with its annual meeting of stockholders to be held on August 24, 2005, section entitled “Securities Ownership of Certain Beneficial Owners—Section 16(a) Beneficial Ownership Reporting Compliance,” which will be filed with the S.E.C. within 120 days of the Company’s most recently completed fiscal year.

Code of Ethics

A copy of the Company’s code of ethics that applies to the Company’s Chief Executive Officer and Chief Financial Officer, entitled “Special Obligations for Chief Executive Officer and Employees with Financial Reporting Obligations,” is available free of charge through the Company’s website at www.kewaunee.com.

Item 11.	Executive Compensation

Incorporated by reference from the Company’s proxy statement for use in connection with its annual meeting of stockholders to be held on August 24, 2005, section entitled “Executive Compensation,” section entitled “Compensation Committee Report on Executive Compensation,” and section entitled “Agreements with Certain Executives.” The proxy statement will be filed with the S.E.C. within 120 days of the Company’s most recently completed fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding the security ownership of certain beneficial owners and management is incorporated by reference from the Company’s proxy statement for use in connection with its annual meeting of stockholders to be held on August 24, 2005, sections entitled “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners,” which will be filed with the S.E.C. within 120 days of the Company’s most recently completed fiscal year.

The following table sets forth certain information as of April 30, 2005 with respect to compensation plans under which our equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by Security Holders:
1991 Key Employee Stock Option Plan	105,700	$10.31	-0-
1993 Stock Option Plan for Directors	5,000	$9.95	-0-
2000 Key Employee Stock Option Plan	66,400	$9.32	33,450

Equity Compensation Plans not approved by Security Holders:	—	—	—

Item 13.	Certain Relationships and Related Transactions

Incorporated by reference from the Company’s proxy statement for use in connection with its annual meeting of stockholders to be held on August 24, 2005, section entitled “Election of Directors” and section entitled “Agreements with Certain Executives,” which will be filed with the S.E.C. within 120 days of the Company’s most recently completed fiscal year.

Item 14.	Principal Accounting Fees and Services

Incorporated by reference from the Company’s proxy statement for use in connection with its annual meeting of stockholders to be held on August 24, 2005, sections entitled “Independent Auditors-Audit Fees and Non-Audit Fees” and “Independent Public Accountants-Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services,” which will be filed with the S.E.C. within 120 days of the Company’s most recently completed fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following documents are filed or incorporated by reference as part of this report:

Page or Reference
(a)(1)	Financial Statements

	Consolidated Statements of Operations Years ended April 30, 2005, 2004 and 2003	12*

	Consolidated Statements of Stockholders’ Equity Years ended April 30, 2005, 2004 and 2003	12*

	Consolidated Balance Sheets – April 30, 2005 and 2004	13*

	Consolidated Statements of Cash Flows – Years ended April 30, 2005, 2004 and 2003	14*

	Notes to Consolidated Financial Statements	15-24*

	Report of Independent Registered Public Accounting Firm	25*

(a)(2)	Consolidated Financial Statement Schedule

	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statement Schedule	12

	Schedule I – Valuation and Qualifying Accounts	13

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)(3)	Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which is attached hereto at pages 18 through 21 and which is incorporated herein by reference.

*	Matters incorporated by reference to the page numbers shown in the Company’s annual report to stockholders for the year ended April 30, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED

FINANCIAL STATEMENT SCHEDULE

To the Stockholders and Board of Directors of Kewaunee Scientific Corporation

Our audits of the consolidated financial statements referred to in our report dated June 15, 2005 appearing in the 2005 Annual Report to Shareholders of Kewaunee Scientific Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Consolidated Financial Statement Schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, the Consolidated Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

Charlotte, North Carolina

June 15, 2005

KEWAUNEE SCIENTIFIC CORPORATION

SCHEDULE I - VALUATION AND QUALIFYING ACCOUNTS

($ IN THOUSANDS)

	Balance at Beginning of Year	Bad Debt Expense	Deductions*	Balance at End of Year
Allowance for Doubtful Accounts:

Year ended April 30, 2005	$858	$520	$(690)	$688

Year ended April 30, 2004	$494	$454	$(90)	$858

Year ended April 30, 2003	$597	$258	$(361)	$494

*	Uncollectible accounts written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEWAUNEE SCIENTIFIC CORPORATION

By:	/s/ William A. Shumaker
William A. Shumaker
President and Chief Executive Officer

Date: July 8, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

(i) Principal Executive Officer		)
)
/s/ William A. Shumaker William A. Shumaker		) )
President and Chief Executive Officer		)
)
(ii) Principal Financial and Accounting Officer		)
)
/s/ D. Michael Parker D. Michael Parker		) )
Senior Vice President, Finance		)
Chief Financial Officer		)
Treasurer and Secretary		)
)
(iii) A majority of the Board of Directors:		)	July 8, 2005
)
)

/s/ Margaret Barr Bruemmer Margaret Barr Bruemmer	/s/ Silas Keehn Silas Keehn	) )
)
)

/s/ John C. Campbell, Jr. John C. Campbell, Jr.	/s/ Eli Manchester, Jr. Eli Manchester, Jr.	) )
)
)

/s/ Wiley N. Caldwell Wiley N. Caldwell	/s/ James T. Rhind James T. Rhind	) )
)
)

/s/ William A. Shumaker William A. Shumaker		) )

KEWAUNEE SCIENTIFIC CORPORATION

Exhibit Index

			Page Number (or Reference)

3	Articles of incorporation and by-laws

	3.1	Restated Certificate of incorporation (as amended)	(2)

	3.2	By-Laws (as amended as of May 22, 2002)	(10)

10	Material Contracts

	10.1*	Re-Established Retirement Plan for Salaried Employees of Kewaunee Scientific Corporation (as amended and restated Effective as of May 1, 2001)	(11)

	10.1A*	First Amendment to the Re-Established Retirement Plan for Salaried Employees of Kewaunee Scientific Corporation	(14)

	10.1B*	Second Amendment to the Re-Established Retirement Plan for Salaried Employees of Kewaunee Scientific Corporation	(1)

	10.2	Kewaunee Scientific Corporation 1985 Re-Established Retirement Plan for Hourly Employees of Kewaunee Scientific Corporation (as amended and restated Effective as of May 1, 2001)	(11)

	10.2A	First Amendment to the Re-Established Retirement Plan for Hourly Employees of Kewaunee Scientific Corporation	(11)

	10.2B	Second Amendment to the Re-Established Retirement Plan for Hourly Employees of Kewaunee Scientific Corporation	(14)

	10.2C	Third Amendment to the Re-Established Retirement Plan for Hourly Employees of Kewaunee Scientific Corporation	(1)

	10.3*	Kewaunee Scientific Corporation Supplemental Retirement Plan	(3)

	10.19*	Kewaunee Scientific Corporation 1991 Key Employee Stock Option Plan	(4)

	10.19A*	First Amendment dated August 28, 1996 to the Kewaunee Scientific Corporation Key Employee Stock Option Plan	(6)

	10.19B*	Second Amendment dated August 26, 1998 to the Kewaunee Scientific Corporation Key Employee Stock Option Plan	(7)

		Page Number (or Reference)

10.21*	Kewaunee Scientific Corporation Executive Deferred Compensation Plan (as amended and restated effective January 1, 2005)	(14)

10.26	Kewaunee Scientific Corporation Stock Option Plan for Directors	(5)

10.34*	401(K) Incentive Savings Plan for Salaried and Hourly Employees of Kewaunee Scientific Corporation (as amended and restated effective May 1, 2005)	(1)

10.38*	Change of Control Agreement dated as of November 12, 1999 between William A. Shumaker and the Company	(8)

10.38A*	Change of Control Agreement extension dated as of March 22, 2005 between William A. Shumaker and the Company	(1)

10.39*	Change of Control Agreement dated as of November 12, 1999 between D. Michael Parker and the Company	(8)

10.39A*	Change of Control Agreement extension dated as of March 22, 2005 between D. Michael Parker and the Company	(1)

10.40*	Change of Control Agreement dated as of August 25, 2004 between Dana L. Dahlgren and the Company	(1)

10.40A*	Change of Control Agreement extension dated as of March 22, 2005 between Dana L. Dahlgren and the Company	(1)

10.41*	Change of Control Agreement dated as of January 20, 2000 between Kurt P. Rindoks and the Company	(8)

10.41A*	Change of Control Agreement extension dated as of March 22, 2005 between Kurt P. Rindoks and the Company	(1)

10.42*	Kewaunee Scientific Corporation Pension Equalization Plan (as amended and restated effective January 1, 2005)	(1)

10.43*	Employment Letter Agreement dated as of August 2, 2004 between K. Bain Black and the Company	(1)

10.44*	Change of Control Agreement dated as of March 22, 2005 between Keith D. Smith and the Company	(1)

10.45*	Kewaunee Scientific Corporation 2000 Key Employee Stock Option Plan	(9)

10.46*	Fiscal Year 2006 Incentive Bonus Plan	(1)

10.47*	Long-Term Performance Incentive Plan for the Period FY 2004-FY2006	(12)

			Page Number (or Reference)

	10.48*	Long-Term Performance Incentive Plan for the Period FY 2005-FY2007	(13)

	10.49*	Long-Term Performance Incentive Plan for the Period FY 2006-FY2008	(1)

13	Annual Report to Stockholders for the fiscal year ended April 30, 2005 (Such Report, except to the extent incorporated herein by reference, is being furnished for the information of the Securities and Exchange Commission only and is not deemed filed as a part of this annual report on Form 10-K)		(1)

23	Consent dated July 8, 2005 of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm		(1)

	31.1	Certification of Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)	(1)

	31.2	Certification of Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)	(1)

	32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(1)

	32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(1)

*	The referenced exhibit is a compensatory contract, plan or arrangement.

(All other exhibits are either inapplicable or not required.)

Footnotes

(1)	Filed with this Form 10-K with the Securities and Exchange Commission.

(2)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 1985, and incorporated herein by reference.

(3)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 1985, and incorporated herein by reference.

(4)	Filed as an exhibit to the Kewaunee Scientific Corporation Proxy Statement dated July 26, 1991, and incorporated herein by reference.

(5)	Filed as an exhibit to the Kewaunee Scientific Corporation Proxy Statement dated July 23, 1993, and incorporated herein by reference.

(6)	Filed as an exhibit to the Kewaunee Scientific Corporation Proxy Statement dated July 31, 1996, and incorporated herein by reference.

(7)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 1999, and incorporated herein by reference.

(8)	Filed as an exhibit to the Kewaunee Scientific Corporation Quarterly Report to the Securities and Exchange Commission on Form 10-Q (Commission File No. 0-5286) for the quarterly period ended January 31, 2000, and incorporated herein by reference.

(9)	Filed as an exhibit to the Kewaunee Scientific Corporation Proxy Statement dated July 20, 2000 and incorporated herein by reference.

(10)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 2002, and incorporated herein by reference.

(11)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 2003, and incorporated herein by reference.

(12)	Filed as an exhibit to the Kewaunee Scientific Corporation Quarterly Report to the Securities and Exchange Commission on Form 10-Q (Commission File No. 0-5286) for the quarterly period ended July 31, 2003, and incorporated herein by reference.

(13)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 2004, and incorporated herein by reference.

(14)	Filed as an exhibit to the Kewaunee Scientific Corporation Quarterly Report to the Securities and Exchange Commission on Form 10-Q (Commission File No. 0-5286) for the quarterly period ended January 31, 2005, and incorporated herein by reference.