Form 10-Q
period 2005-07-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2005-09-13
CIK 55529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of July 5, 2005, the Registrant had outstanding 2,492,270 shares of Common Stock.

Pages: This report, excluding exhibits, contains 17 pages numbered sequentially from this cover page.

KEWAUNEE SCIENTIFIC CORPORATION

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2005

Part 1. Financial Information

Item 1. Financial Statements

Kewaunee Scientific Corporation

Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three months ended July 31
	2005	2004
Net sales	$20,308	$20,288
Costs of products sold	16,922	16,912

Gross profit	3,386	3,376
Operating expenses	2,920	3,046

Operating earnings	466	330
Other income	879	46
Interest expense	(87)	(86)

Earnings before income taxes	1,258	290
Income tax expense	457	100

Earnings before minority interests	801	190
Minority interests	38	(3)

Net earnings	$763	$193

Net earnings per share
Basic	$0.31	$0.08
Diluted	$0.31	$0.08
Weighted average number of common shares outstanding (in thousands)
Basic	2,492	2,490
Diluted	2,492	2,500

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Balance Sheets

(in thousands)

	July 31 2005	April 30 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$646	$225
Restricted cash	373	379
Receivables, less allowance	21,231	21,683
Inventories	4,938	3,542
Deferred income taxes	467	456
Prepaid income taxes	—	94
Prepaid expenses and other current assets	770	401

Total current assets	28,425	26,780

Property, plant and equipment, at cost	35,349	34,467
Accumulated depreciation	(24,209)	(23,737)

Net property, plant and equipment	11,140	10,730

Prepaid pension cost	4,791	4,731
Property held for sale	—	1,450
Other	2,537	2,521

Total other assets	7,328	8,702
Total Assets	$46,893	$46,212

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$5,038	$3,778
Current portion of long-term debt	652	931
Current obligations under capital leases	114	111
Accounts payable	7,443	8,558
Employee compensation and amounts withheld	846	1,113
Deferred Revenue	1,257	1,261
Other accrued expenses	1,116	647

Total current liabilities	16,466	16,399

Obligations under capital leases	316	307
Deferred income taxes	384	391
Accrued employee benefit plan costs	2,517	2,524
Other long-term liabilities	1	2
Minority interests	634	600

Total Liabilities	20,318	20,223

Stockholders’ equity:
Common stock	6,550	6,550
Additional paid-in-capital	143	144
Retained earnings	20,619	20,031
Accumulated other comprehensive income	50	54
Common stock in treasury, at cost	(787)	(790)

Total stockholders’ equity	26,575	25,989

Total Liabilities and Stockholders’ Equity	$46,893	$46,212

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three months ended July 31
	2005	2004
Cash flows from operating activities:
Net earnings	$763	$193
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation	472	510
Provision for bad debts	38	83
Increase in deferred income tax expense	(18)	—
Gain on sale of property held for sale	(884)	—
Decrease in prepaid income taxes	94	165
Decrease (increase) in receivables	414	460
(Increase) decrease in inventories	(1,396)	418
(Increase) decrease in prepaid pension cost	(60)	211
Increase (decrease) in accounts payable and other current liabilities	1,388	(1,990)
(Decrease) in deferred revenue	(4)	(191)
Other, net	(529)	(291)

Net cash provided by (used in) operating activities	278	(432)

Cash flows from investing activities:
Capital expenditures	(832)	(153)
Proceeds from sale of property held for sale	2,500	—
Decrease (increase) in restricted cash	6	(3)

Net cash provided by (used in) investing activities	1,674	(156)

Cash flows from financing activities:
Decrease in bank overdraft	(2,301)	—
Increase in short-term borrowings	1,260	991
Payments on long-term debt	(279)	(279)
Payments on capital leases	(38)	—
Dividends paid	(175)	(175)
Proceeds from exercise of stock options (including tax benefit)	2	12

Net cash (used in) provided by financing activities	(1,531)	549

Increase (decrease) in cash and cash equivalents	421	(39)

Cash and cash equivalents, beginning of period	225	805

Cash and cash equivalents, end of period	$646	$766

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Notes to Consolidated Financial Statements

(unaudited)

A. Financial Information

The unaudited interim consolidated financial statements of Kewaunee Scientific Corporation (the “Company” or “Kewaunee”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These interim consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s 2005 Annual Report to Stockholders. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

The preparation of the financial statements requires management to make certain estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

Certain prior period amounts have been reclassified to conform to current classifications. These reclassifications had no impact on the results of operations of the Company.

B. Inventories

Inventories consisted of the following (in thousands):

	July 31, 2005	April 30, 2005
Finished products	$2,139	$1,054
Work in process	902	929
Raw materials	1,897	1,559

	$4,938	$3,542

For interim reporting, LIFO inventories are computed based on year-to-date quantities and interim changes in price levels. Changes in quantities and price levels are reflected in the interim financial statements in the period in which they occur.

C. Balance Sheet

The Company’s April 30, 2005 consolidated balance sheet as presented herein is derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

D. Comprehensive Income

A reconciliation of net earnings and total comprehensive income for the three months ended July 31, 2005 and 2004 is as follows (in thousands):

	Three months ended July 31, 2005	Three months ended July 31, 2004
Net earnings	$763	$193
Change in fair value of cash flow hedge, net of income tax	1	4
Change in cumulative foreign currency translation adjustments	(5)	(18)

Total comprehensive income	$759	$179

Statement and Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires that the Company record derivatives on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The nature of the Company’s business activities involves the management of various financial and market risks, including those related to changes in interest rates. The Company may from time-to-time employ derivative financial instruments, such as interest rate swap contracts, to mitigate or eliminate certain of those risks. The Company does not enter into derivative instruments for speculative purposes. The Company had one interest rate swap agreement outstanding at July 31, 2005 that expires February 28, 2006.

For the Company’s foreign subsidiaries, assets and liabilities are translated at exchange rates prevailing on the balance sheet date. Revenues and expenses are translated at weighted average exchange rates prevailing during the period and any resulting translation adjustments are reported separately in shareholders’ equity.

E. Stock Options

The Company accounts for stock options using the intrinsic value method. Under this method no compensation expense is recorded since the exercise price of the stock options is equal to the market price of the underlying stock on the grant date. Had compensation expense for the stock options issued been determined consistent with Financial Accounting Standards Board (“FASB”) Statement No. 123R, “Accounting for Stock-Based Compensation,” net earnings and net earnings per share would have been reduced (increased) to the following pro forma amounts (in thousands, except per share data):

	Three months ended July 31, 2005	Three months ended July 31, 2004
Net earnings as reported	$763	$193
Pro forma compensation cost	(3)	(8)

Net earnings pro forma	760	185

Net earnings per share – Basic
As reported	$0.31	$0.08
Pro forma	0.30	0.07

Net earnings per share – Diluted
As reported	$0.31	$0.08
Pro forma	0.30	0.07

F. Defined Pension Plans

The Company has non-contributory defined benefit pension plans covering substantially all salaried and hourly employees. Effective April 30, 2005, no further benefits will be earned under the plans and no additional participants will be added to the plans. No contributions were paid to the plans during the three months ended July 31, 2005, and the Company does not expect any contributions to be paid to the plans during the remainder of the current year.

Pension expense (income) consisted of the following (in thousands):

	Three months ended July 31, 2005	Three months ended July 31, 2004
Service Cost	$-0-	$129
Interest Cost	195	213
Expected return on plan assets	(311)	(251)
Amortization of prior service costs	-0-	3
Recognition of net loss	60	59

Net periodic pension cost (income)	$(56)	$153

Item 2. Management’s Discussion and Analysis

of Financial Condition and Results of Operations

The Company’s 2005 Annual Report to Stockholders contains management’s discussion and analysis of financial condition and results of operations at and for the year ended April 30, 2005. The following discussion and analysis describes material changes in the Company’s financial condition since April 30, 2005. The analysis of results of operations compares the three months ended July 31, 2005 with the comparable period of the prior fiscal year.

Results of Operations

Sales for the three months ended July 31, 2005 were $20,308,000, slightly above sales of $20,288,000 for the comparable period of the prior year. Domestic sales of laboratory furniture declined 6.5% during the quarter from the same period last year, while international sales of laboratory furniture increased to $1,644,000 from $585,000 in the same period last year. Sales of technical furniture were $1,365,000, as compared to $1,195,000 in the same period last year. The total order backlog was $40.7 million at July 31, 2005, as compared to $40.6 million at April 30, 2005 and $39.6 million at July 31, 2004.

The gross profit margin for the quarter ended July 31, 2005 was 16.7% of sales, as compared to 16.6% of sales in the same quarter of the prior year. The profit margin was relatively unchanged from the prior year period, as the favorable impact of activities to reduce raw material and operating costs substantially offset increases in prices of certain raw materials, most notably steel and resin.

Operating expenses for the three months ended July 31, 2005 were $2.9 million, or 14.4% of sales, as compared to $3.0 million, or 15.0% of sales, in the same period of the prior year. Operating expenses for the current year benefited from cost reduction activities, including headcount reductions in the second half of the prior year, and lower bad debt expense, which declined $45,000 from the same period last year.

Operating earnings of $466,000 were recorded for the three months ended July 31, 2005. This compares to operating earnings of $330,000 for the comparable period of the prior year.

Interest expense was $87,000 for the three months ended July 31, 2005, compared to $86,000 for the same period of the prior year. The slight increase in interest expense for the current quarter resulted from higher interest rates, which was substantially offset by lower levels of borrowings in the current year.

Other income was $879,000, in the three months ended July 31, 2005, compared to other income of $46,000 for the comparable period of the prior year. Other income for the three months ended July 31, 2005 included $884,000 from the sale of the Company’s Lockhart, Texas property.

Income tax expense of $457,000 was recorded for the three months ended July 31, 2005. This compares to income tax expense of $100,000 recorded for the three months ended July 31, 2004. The effective tax rate was approximately 36% for quarter ended July 31, 2005 and was 34% for the three months ended July 31, 2004. The effective tax rate for each of these periods differs from the statutory rate due to earned state and federal tax credits.

Minority interest related to the Company’s two subsidiaries that are not 100% owned by the Company reduced net earnings by $38,000 for the three months ended July 31, 2005 and increased net earnings by $3,000 during the comparable period of the prior year.

Net earnings of $763,000, or $.31 per diluted share, were recorded for the three months ended July 31, 2005. This compares to net earnings of $193,000, or $.08 per diluted share, for the comparable period of the prior year. Net earnings for the three months ended July 31, 2005 included an after-tax gain of $540,000, or $.22 per diluted share, resulting from the sale of the Company’s former plant site in Lockhart, Texas.

Liquidity and Capital Resources

Historically, the Company’s principal sources of liquidity have been funds generated from operations, supplemented as needed by short-term borrowings under the Company’s revolving credit facility. Additionally, certain machinery and equipment are financed by non-cancelable operating leases or capital leases. The Company believes that these sources will be sufficient to support ongoing business requirements, including capital expenditures through the current fiscal year.

The Company had working capital of $12.0 million at July 31, 2005, as compared to $10.4 million at April 30, 2005. The ratio of current assets to current liabilities was 1.7-to-1 at July 31, 2005, as compared to 1.6-to-1 at April 30, 2005. At July 31, 2005, advances of $5,038,000 were outstanding under the Company’s revolving credit loan, leaving available credit under this line in the amount of $3,962,000.

The Company’s operations provided cash of $278,000 during the three months ended July 31, 2005. Cash was provided primarily from an increase in accounts payable and other current liabilities, which was substantially offset by cash requirements resulting from an increase in inventories. The Company’s operations used cash of $432,000 during the three months ended July 31, 2004. The cash was used primarily to fund a decrease in accounts payable and other current liabilities, which was partially offset by the impact of lower levels of receivables and inventories.

During the three months ended July 31, 2005, net cash of $1,674,000 was provided by investing activities, primarily from the proceeds of the sale of the Company’s former plant site in Lockhart, Texas, reduced by $832,000 of capital expenditures. This compares to the use of $156,000 for investing activities in the same period of the prior year, primarily for capital expenditures.

The Company’s financing activities used cash of $1,531,000 during the three months ended July 31, 2005. Cash used included $2,301,000 to reduce bank overdrafts, $279,000 for scheduled repayments of long-term debt, and $175,000 for cash dividends. The impact of these items was partially offset by cash of $1,260,000 provided from advances under the revolving credit loan. Financing activities provided cash of $549,000 in the same period of the prior year, which included $991,000 received from advances under the revolving credit loan, partially offset by scheduled long-term debt repayments of $279,000 and cash dividends paid of $175,000.

Outlook for Remainder of Fiscal Year 2006

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

REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

A review of the interim financial information included in this Quarterly Report on Form 10-Q for the three months ended July 31, 2005 has been performed by Cherry, Bekaert & Holland LLP, the Company’s independent auditors. Their report on the interim financial information follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Kewaunee Scientific Corporation

Statesville, North Carolina

We have reviewed the accompanying consolidated balance sheets of Kewaunee Scientific Corporation and its subsidiaries (the “Company”) as of July 31, 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the three-month period ended July 31, 2005. These interim financial statements are the responsibility of the company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

Cherry, Bekaert & Holland LLP

Charlotte, North Carolina

August 24, 2005

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures made on this matter in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2005.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and the participation of the company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of July 31, 2005. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of July 31, 2005, the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that all material information required to be filed in this quarterly report is made known to them by others within the Company and its subsidiaries.

(b) Changes in internal controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to July 31, 2005. As no significant deficiencies or material weaknesses were found, no corrective actions were taken.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on August 24, 2005. Each of the nominees for Class I directors was re-elected for a three-year term. The votes cast for and withheld from each such director were as follows:

Director	For	Withheld
Wiley N. Caldwell	2,060,502	122,434
Silas Keehn	2,046,305	136,631

Item 6. Exhibits and Reports on Form 8-K

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEWAUNEE SCIENTIFIC CORPORATION
(Registrant)

Date: September 12, 2005	By	/s/ D. Michael Parker
D. Michael Parker
Senior Vice President, Finance and
Chief Financial Officer