Form 10-Q
period 2005-10-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2005-12-15
CIK 55529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒.

As of October 5, 2005, the Registrant had outstanding 2,492,270 shares of Common Stock.

Pages: This report, excluding exhibits, contains 18 pages numbered sequentially from this cover page.

KEWAUNEE SCIENTIFIC CORPORATION

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2005

Part 1. Financial Information

Item 1. Financial Statements

Kewaunee Scientific Corporation

Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three months ended October 31		Six months ended October 31
	2005	2004	2005	2004
Net sales	$22,319	$18,365	$42,627	$38,653
Costs of products sold	18,834	14,812	35,756	31,724

Gross profit	3,485	3,553	6,871	6,929
Operating expenses	2,953	3,260	5,873	6,306

Operating earnings	532	293	998	623
Other income (expense)	1	(6)	880	40
Interest expense	(118)	(84)	(205)	(170)

Earnings before income taxes	415	203	1,673	493
Income tax expense	137	55	594	155

Earnings before minority interests	278	148	1,079	338
Minority interests	39	40	77	37

Net earnings	$239	$108	$1,002	$301

Net earnings per share
Basic	$0.10	$0.04	$0.40	$0.12
Diluted	$0.10	$0.04	$0.40	$0.12

Weighted average number of common shares outstanding (in thousands)
Basic	2,492	2,492	2,492	2,491
Diluted	2,493	2,494	2,493	2,497

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Balance Sheets

(in thousands)

	October 31 2005	April 30 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$588	$225
Restricted cash	367	379
Receivables, less allowance	21,058	21,683
Inventories	4,342	3,542
Deferred income taxes	467	456
Prepaid income taxes	—	94
Prepaid expenses and other current assets	949	401

Total current assets	27,771	26,780

Property, plant and equipment, at cost	36,426	34,467
Accumulated depreciation	(24,815)	(23,737)

Net property, plant and equipment	11,611	10,730

Prepaid pension cost	4,824	4,731
Property held for sale	—	1,450
Other	2,739	2,521

Total other assets	7,563	8,702

Total Assets	$46,945	$46,212

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$5,567	$3,778
Current portion of long-term debt	372	931
Current obligations under capital leases	137	111
Accounts payable	7,001	8,558
Employee compensation and amounts withheld	1,096	1,113
Deferred Revenue	542	1,261
Other accrued expenses	1,565	647

Total current liabilities	16,280	16,399

Obligations under capital leases	314	307
Deferred income taxes	384	391
Accrued employee benefit plan costs	2,717	2,524
Other long-term liabilities	—	2
Minority interests	662	600

Total Liabilities	20,357	20,223

Stockholders’ equity:
Common stock	6,550	6,550
Additional paid-in-capital	143	144
Retained earnings	20,684	20,031
Accumulated other comprehensive income	(2)	54
Common stock in treasury, at cost	(787)	(790)

Total stockholders’ equity	26,588	25,989

Total Liabilities and Stockholders’ Equity	$46,945	$46,212

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six months ended October 31
	2005	2004
Cash flows from operating activities:
Net earnings	$1,002	$301
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation	1,080	1,037
Provision for bad debts	31	321
Increase in deferred income tax expense	(18)	—
Gain on sale of property held for sale	(884)	—
Decrease in prepaid income taxes	94	165
Decrease in receivables	594	1,127
(Increase) decrease in inventories	(800)	281
Increase in prepaid pension cost	(93)	—
Increase (decrease) in accounts payable and other current liabilities	1,645	(2,226)
Decrease in deferred revenue	(719)	(166)
Other, net	(735)	1,039

Net cash provided by operating activities	1,197	1,879

Cash flows from investing activities:
Capital expenditures	(1,869)	(417)
Proceeds from sale of property held for sale	2,500	—
Decrease (increase) in restricted cash	12	(8)

Net cash provided by (used in) investing activities	643	(425)

Cash flows from financing activities:
Decrease in bank overdraft	(2,301)	—
Increase (decrease) in short-term borrowings	1,789	(917)
Payments on long-term debt	(559)	(559)
Payments on capital leases	(59)	—
Dividends paid	(349)	(349)
Proceeds from exercise of stock options (including tax benefit)	2	13

Net cash used in financing activities	(1,477)	(1,812)

Increase (decrease) in cash and cash equivalents	363	(358)

Cash and cash equivalents, beginning of period	225	805

Cash and cash equivalents, end of period	$588	$447

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

B. Inventories

Inventories consisted of the following (in thousands):

	October 31, 2005	April 30, 2005
Finished products	$1,327	$1,054
Work in process	994	929
Raw materials	2,021	1,559

	$4,342	$3,542

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

D. Comprehensive Income

A reconciliation of net earnings and total comprehensive income for the three months and six months ended October 31, 2005 and 2004 is as follows (in thousands):

	Three months ended October 31, 2005	Three months ended October 31, 2004
Net earnings	$239	$108
Change in fair value of cash flow hedge, net of income tax	1	3
Change in cumulative foreign currency translation adjustments	(53)	42

Total comprehensive income	$187	$153

	Six months ended October 31, 2005	Six months ended October 31, 2004
Net earnings	$1,002	$301
Change in fair value of cash flow hedge, net of income tax	2	7
Change in cumulative foreign currency translation adjustments	(58)	24

Total comprehensive income	$946	$332

Statement and Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires that the Company record derivatives on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The nature of the Company’s business activities involves the management of various financial and market risks, including those related to changes in interest rates. The Company may from time-to-time employ derivative financial instruments, such as interest rate swap contracts, to mitigate or eliminate certain of those risks. The Company does not enter into derivative instruments for speculative purposes. The Company had one interest rate swap agreement outstanding at October 31, 2005 that expires February 28, 2006.

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

	Three months ended October 31, 2005	Three months ended October 31, 2004
Net earnings as reported	$239	$108
Pro forma compensation cost	(3)	(9)

Net earnings pro forma	236	99

Net earnings per share – Basic
As reported	$0.10	$0.04
Pro forma	0.09	0.04

Net earnings per share – Diluted
As reported	$0.10	$0.04
Pro forma	0.09	0.04

	Six months ended October 31, 2005	Six months ended October 31, 2004
Net earnings as reported	$1,002	$301
Pro forma compensation cost	(6)	(17)

Net earnings pro forma	996	284

Net earnings per share – Basic
As reported	$0.40	$0.12
Pro forma	0.40	0.11

Net earnings per share – Diluted
As reported	$0.40	$0.12
Pro forma	0.40	0.11

F. Defined Pension Plans

The Company has non-contributory defined benefit pension plans covering substantially all salaried and hourly employees. Effective April 30, 2005, no further benefits will be earned under the plans and no additional participants will be added to the plans. No contributions were paid to the plans during the six months ended October 31, 2005, and the Company does not expect any contributions to be paid to the plans during the remainder of the current year.

Pension expense (income) consisted of the following (in thousands):

	Three months ended October 31, 2005	Three months ended October 31, 2004
Service Cost	$-0-	$129
Interest Cost	201	213
Expected return on plan assets	(309)	(251)
Amortization of prior service costs	-0-	3
Recognition of net loss	71	59

Net periodic pension cost (income)	$(37)	$153

	Six months ended October 31, 2005	Six months ended October 31, 2004
Service Cost	$-0-	$258
Interest Cost	396	426
Expected return on plan assets	(620)	(502)
Amortization of prior service costs	-0-	6
Recognition of net loss	131	118

Net periodic pension cost (income)	$(93)	$306

Item 2. Management’s Discussion and Analysis

of Financial Condition and Results of Operations

The Company’s 2005 Annual Report to Stockholders contains management’s discussion and analysis of financial condition and results of operations at and for the year ended April 30, 2005. The following discussion and analysis describes material changes in the Company’s financial condition since April 30, 2005. The analysis of results of operations compares the three months and six months ended October 31, 2005 with the comparable periods of the prior fiscal year.

Results of Operations

Sales for the three months ended October 31, 2005 were $22,319,000, an increase of 21.5% from sales of $18,365,000 for the comparable period of the prior year. Sales for the six months ended October 31, 2005 were $42,627,000, an increase of 10.3% from sales of $38,653,000 in the comparable period of the prior year. The total order backlog was $35.2 million at October 31, 2005. This compares to $40.7 million at July 31, 2005 and $38.6 million at October 31, 2004.

The gross profit margin for the three months ended October 31, 2005 was 15.6% of sales, as compared to 19.3% of sales in the comparable quarter of the prior year. The gross profit margin for the six months ended October 31, 2005 was 16.1%, as compared to 17.9% in the comparable period of the prior year. Gross profit margins for the three and six months of the current year were unfavorably impacted by aggressive pricing in the marketplace and higher raw material, energy and transportation costs.

Operating expenses for the three months ended October 31, 2005 were $3.0 million, or 13.2% of sales, as compared to $3.3 million, or 17.8% of sales, in the comparable period of the prior year. Operating expenses for the six months ended October 31, 2005 were $5.9 million, or 13.8% of sales, as compared to $6.3 million, or 16.3% of sales, in the comparable period of the prior year. The decrease in operating expenses as a percent of sales for each of the current year periods resulted from reduced bad debt expense in the current year periods and higher sales volumes in the current year periods without a proportionate increase in other operating expenses. As compared to the prior year periods, bad debt expense declined $245,000 and $290,000 for the three months and six months ended October 31, 2005, respectively.

Operating earnings of $532,000 and $998,000 were recorded for the three months and six months ended October 31, 2005, respectively, compared to $293,000 and $623,000 recorded for the comparable periods of the prior year.

Interest expense was $118,000 and $205,000 for the three months and six months ended October 31, 2005, respectively, compared to $84,000 and $170,000 for the same periods of the prior year. The increase in interest expense for the current year periods resulted from higher interest rates, which was partially offset by lower borrowing levels in the current year.

Other income was $1,000 and $880,000 in the three months and six months ended October 31, 2005, respectively, compared to other expense of $6,000 and other income of $40,000 for the comparable periods of the prior year. Other income for the six months ended October 31, 2005, included $884,000 from the sale of the Company’s Lockhart, Texas property in the first quarter.

Income tax expenses of $137,000 and $594,000 were recorded for the three months and six months ended October 31, 2005, respectively, as compared to an income tax expense of $55,000 and $155,000 recorded for the comparable periods of the prior year. The effective tax rate was 33.0% and 35.5% for the three and six months ended October 31, 2005 and was 27.1% and 31.4% for the three months and six months ended October 31, 2004, respectively. The effective tax rate for each of these periods differs from the statutory rate due to the impact of state and federal tax credits on the different levels of taxable earnings for the periods.

Minority interest related to the Company’s two subsidiaries that are not 100% owned by the Company reduced net earnings by $39,000 and $77,000 for the three and six months ended October 31, 2005, respectively, as compared to minority interest expense of $40,000 and $37,000 during the comparable periods of the prior year.

Net earnings of $239,000, or $.10 per diluted share, and $1,002,000, or $.40 per diluted share, were recorded for the three and six months ended October 31, 2005, respectively. This compares to net earnings of $108,000, or $.04 per diluted share, and $301,000, or $.12 per diluted share, for the three and six month periods of the prior year. Net earnings for the six months ended October 31, 2005 included an after-tax gain of $540,000, or $.22 per diluted share, resulting from the sale of the Company’s former plant site in Lockhart, Texas.

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

The Company had working capital of $11.5 million at October 31, 2005, as compared to $10.4 million at April 30, 2005. The ratio of current assets to current liabilities was 1.7-to-1 at October 31, 2005, as compared to 1.6-to-1 at April 30, 2005. At October 31, 2005, advances of $5,567,000 were outstanding under the Company’s revolving credit loan, leaving available credit under this line in the amount of $3,433,000.

The Company’s operations provided cash of $1,197,000 during the six months ended October 31, 2005. Cash was provided primarily from operations, a decrease in accounts receivable, and increases in accounts payable and other current liabilities. The favorable impact of these items was partially offset by cash requirements resulting from an increase in inventories and a decrease in deferred revenue. The Company’s operations provided cash of $1,879,000 during the six months ended October 31, 2004, primarily from operations and decreases in accounts receivable. Cash of $890,000 was also received during the comparable period of the prior year from the cancellation of life insurance policies covering all salaried employees when these policies were replaced with a group term insurance plan. Cash of $2,226,000 was used for the reduction of accounts payable and other current liabilities during the six months ended October 31, 2004.

During the six months ended October 31, 2005, net cash of $643,000 was provided by investing activities, primarily from the proceeds of the sale of the Company’s former plant site in Lockhart, Texas, reduced by $1,869,000 of capital expenditures. This compares to the use of $425,000 for investing activities in the same period of the prior year, primarily for capital expenditures.

The Company’s financing activities used cash of $1,477,000 during the six months ended October 31, 2005. Cash used included $2,301,000 to reduce bank overdrafts, reported as a component of accounts payable, $559,000 for scheduled repayments of long-term debt, and $349,000 for cash dividends. The impact of these items was partially offset by cash of $1,789,000 provided from advances under the revolving credit loan. Financing activities used cash of $1,812,000 in the same period of the prior year. This included $917,000 for repayment of advances under the revolving credit loan, scheduled long-term debt repayments of $559,000, and cash dividends paid of $349,000.

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

REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

A review of the interim financial information included in this Quarterly Report on Form 10-Q for the three months and six months ended October 31, 2005 has been performed by Cherry, Bekaert & Holland LLP, the Company’s independent auditors. Their report on the interim financial information follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Kewaunee Scientific Corporation

Statesville, North Carolina

We have reviewed the accompanying consolidated balance sheet of Kewaunee Scientific Corporation and its subsidiaries (the “Company”) as of October 31, 2005, and the related consolidated statements of operations for the three-month and six-month periods ended October 31, 2005, and the consolidated statements of cash flows for the six-month period ended October 31, 2005. These interim financial statements are the responsibility of the company’s management.

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

December 7, 2005

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures made on this matter in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2005.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and the participation of the company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 31, 2005. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of October 31, 2005, the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that all material information required to be filed in this quarterly report is made known to them by others within the Company and its subsidiaries.

(b) Changes in internal controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to October 31, 2005. As no significant deficiencies or material weaknesses were found, no corrective actions were taken.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on August 24, 2005. Information regarding the results of this meeting are incorporated by reference from the Company’s Report on Form 10-Q for the three months ended July 31, 2005.

Item 6. Exhibits and Reports on Form 8-K

10.30	Kewaunee Scientific Corporation Executive Severance Pay Policy

10.38B	First Amendment to the Change of Control Agreement between William A. Shumaker and the Company.

10.39B	First Amendment to the Change of Control Agreement between D. Michael Parker and the Company.

10.40B	First Amendment to the Change of Control Agreement between Dana L. Dahlgren and the Company.

10.41B	First Amendment to the Change of Control Agreement between Kurt P. Rindoks and the Company.

10.44B	First Amendment to the Change of Control Agreement between Keith D. Smith and the Company.

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEWAUNEE SCIENTIFIC CORPORATION (Registrant)

Date: December 14, 2005	By	/s/ D. Michael Parker
D. Michael Parker
Senior Vice President, Finance and
Chief Financial Officer