Form 10-Q
period 2006-01-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2006-03-14
CIK 55529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and larger accelerated filer in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☐    Accelerated filer   ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐    No  ☒

As of January 5, 2006, the Registrant had outstanding 2,492,270 shares of Common Stock.

Pages: This report, excluding exhibits, contains 19 pages numbered sequentially from this cover page.

KEWAUNEE SCIENTIFIC CORPORATION

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2006

Part 1. Financial Information

Item 1. Financial Statements

Kewaunee Scientific Corporation

Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three months ended January 31		Nine months ended January 31
	2006	2005	2006	2005
Net sales	$17,724	$15,623	$60,351	$54,276
Costs of products sold	15,278	13,586	51,034	45,310

Gross profit	2,446	2,037	9,317	8,966
Operating expenses	3,079	3,030	8,952	9,336

Operating earnings (loss)	(633)	(993)	365	(370)
Other income (expense)	3	(36)	883	4
Interest expense	(112)	(84)	(317)	(254)

Earnings (loss) before income taxes	(742)	(1,113)	931	(620)
Income tax expense (benefit)	(268)	(382)	326	(227)

Earnings (loss) before minority interests	(474)	(731)	605	(393)
Minority interests	81	11	158	48

Net earnings (loss)	$(555)	$(742)	$447	$(441)

Net earnings (loss) per share
Basic	$(0.22)	$(0.30)	$0.18	$(0.18)
Diluted	$(0.22)	$(0.30)	$0.18	$(0.18)

Weighted average number of common shares outstanding (in thousands)
Basic	2,492	2,492	2,492	2,491
Diluted	2,494	2,493	2,493	2,495

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Balance Sheets

(in thousands)

	January 31 2006	April 30 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$890	$225
Restricted cash	381	379
Receivables, less allowance	19,103	21,683
Inventories	6,539	3,542
Deferred income taxes	467	456
Prepaid income taxes	—	94
Prepaid expenses and other current assets	871	401

Total current assets	28,251	26,780

Property, plant and equipment, at cost	36,538	34,467
Accumulated depreciation	(25,377)	(23,737)

Net property, plant and equipment	11,161	10,730

Prepaid pension cost	4,861	4,731
Property held for sale	—	1,450
Other	2,741	2,521

Total other assets	7,602	8,702
Total Assets	$47,014	$46,212

Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings	$6,244	$3,778
Current portion of long-term debt	93	931
Current obligations under capital leases	220	111
Accounts payable	6,873	8,558
Employee compensation and amounts withheld	798	1,113
Deferred revenue	969	1,261
Other accrued expenses	1,543	647

Total current liabilities	16,740	16,399

Obligations under capital leases	532	307
Deferred income taxes	384	391
Accrued employee benefit plan costs	2,668	2,524
Other long-term liabilities	—	2
Minority interests	758	600

Total Liabilities	21,082	20,223

Stockholders' equity:
Common stock	6,550	6,550
Additional paid-in-capital	143	144
Retained earnings	19,954	20,031
Accumulated other comprehensive income	72	54
Common stock in treasury, at cost	(787)	(790)

Total stockholders' equity	25,932	25,989

Total Liabilities and Stockholders' Equity	$47,014	$46,212

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine months ended January 31
	2006	2005
Cash flows from operating activities:
Net earnings (loss)	$447	$(441)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation	1,635	1,531
Provision for bad debts	64	516
Increase in deferred income tax expense	(18)	—
Gain on sale of property held for sale	(884)	—
Decrease (increase) in prepaid income taxes	94	(86)
Decrease in receivables	2,516	5,715
(Increase) decrease in inventories	(2,997)	332
Increase (decrease) in prepaid pension cost	(130)	445
Increase (decrease) in accounts payable and other current liabilities	1,197	(3,604)
Decrease (increase) in deferred revenue	(292)	78
Other, net	(538)	1,239

Net cash provided by operating activities	1,094	5,725

Cash flows from investing activities:
Capital expenditures	(1,633)	(674)
Proceeds from sale of property held for sale	2,500	—
Increase in restricted cash	(2)	(14)

Net cash provided by (used in) investing activities	865	(688)

Cash flows from financing activities:
Decrease in bank overdraft	(2,301)	—
Increase (decrease) in short-term borrowings	2,466	(3,733)
Payments on long-term debt	(838)	(838)
Payments on capital leases	(99)	(9)
Dividends paid	(524)	(523)
Proceeds from exercise of stock options (including tax benefit)	2	13

Net cash used in financing activities	(1,294)	(5,090)

Increase (decrease) in cash and cash equivalents	665	(53)

Cash and cash equivalents, beginning of period	225	805

Cash and cash equivalents, end of period	$890	$752

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

B. Inventories

Inventories consisted of the following (in thousands):

	January 31, 2006	April 30,2005
Finished products	$2,416	$1,054
Work in process	982	929
Raw materials	3,141	1,559

	$6,539	$3,542

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

D. Comprehensive Income

A reconciliation of net earnings and total comprehensive income for the three months and nine months ended January 31, 2006 and 2005 is as follows (in thousands):

	Three months ended January 31, 2006	Three months ended January 31, 2005
Net earnings (loss)	$(555)	$(742)
Change in fair value of cash flow hedge, net of income tax	-0-	3
Change in cumulative foreign currency translation adjustments	74	(70)

Total comprehensive income (loss)	$(481)	$(809)

	Nine months ended January 31, 2006	Nine months ended January 31, 2005
Net earnings (loss)	$447	$(441)
Change in fair value of cash flow hedge, net of income tax	2	10
Change in cumulative foreign currency translation adjustments	16	(46)

Total comprehensive income (loss)	$465	$(477)

Statement and Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires that the Company record derivatives on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The nature of the Company’s business activities involves the management of various financial and market risks, including those related to changes in interest rates. The Company may from time-to-time employ derivative financial instruments, such as interest rate swap contracts, to mitigate or eliminate certain of those risks. The Company does not enter into derivative instruments for speculative purposes. The Company had one interest rate swap agreement outstanding at January 31, 2006 that expires February 28, 2006.

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

	Three months ended January 31, 2006	Three months ended January 31, 2005
Net earnings (loss) as reported	$(555)	$(742)
Pro forma compensation cost	(3)	(9)

Net earnings (loss) pro forma	(558)	(751)

Net earnings (loss) per share – Basic
As reported	$(0.22)	$(0.30)
Pro forma	(0.22)	(0.30)

Net earnings (loss) per share – Diluted
As reported	$(0.22)	$(0.30)
Pro forma	(0.22)	(0.30)

	Nine months ended January 31, 2006	Nine months ended January 31, 2005
Net earnings (loss) as reported	$447	$(441)
Pro forma compensation cost	(9)	(26)

Net earnings pro forma	438	(467)

Net earnings (loss) per share – Basic
As reported	$0.18	$(0.18)
Pro forma	0.18	(0.19)

Net earnings (loss) per share – Diluted
As reported	$0.18	$(0.18)
Pro forma	0.18	(0.19)

F. Defined Pension Plans

The Company has non-contributory defined benefit pension plans covering substantially all salaried and hourly employees. Effective April 30, 2005, no further benefits will be earned under the plans and no additional participants will be added to the plans. No contributions were paid to the plans during the nine months ended January 31, 2006, and the Company does not expect any contributions to be paid to the plans during the remainder of the current fiscal year.

Pension expense (income) consisted of the following (in thousands):

	Three months ended January 31, 2006	Three months ended January 31, 2005
Service Cost	$-0-	$129
Interest Cost	201	213
Expected return on plan assets	(309)	(251)
Amortization of prior service costs	-0-	3
Recognition of net loss	71	59

Net periodic pension cost (income)	$(37)	$153

	Nine months ended January 31, 2006	Nine months ended January 31, 2005
Service Cost	$-0-	$387
Interest Cost	597	639
Expected return on plan assets	(929)	(753)
Amortization of prior service costs	-0-	9
Recognition of net loss	202	177

Net periodic pension cost (income)	$(130)	$459

Item 2. Management’s Discussion and Analysis

of Financial Condition and Results of Operations

The Company’s 2005 Annual Report to Stockholders contains management’s discussion and analysis of financial condition and results of operations at and for the year ended April 30, 2005. The following discussion and analysis describes material changes in the Company’s financial condition since April 30, 2005. The analysis of results of operations compares the three months and nine months ended January 31, 2006 with the comparable periods of the prior fiscal year.

Results of Operations

Sales for the three months ended January 31, 2006 were $17,724,000, an increase of 13% over sales of $15,623,000 in the same period last year. Sales for the nine months ended January 31, 2006 were $60,351,000, an increase of 11% over sales of $54,276,000 in the comparable period last year. The order backlog at January 31, 2006 was $35.5 million. This compares to a backlog of $35.2 million at the beginning of the quarter and $41.7 million at January 31, 2005.

The gross profit margin for the three months ended January 31, 2006 was 13.8% of sales, as compared to 13.0% of sales in the comparable quarter of the prior year. The gross profit margin for the nine months ended January 31, 2006 was 15.4%, as compared to 16.5% in the comparable period of the prior year. Gross profit margins for the three and nine months of the current year were unfavorably impacted by an unexpected cost of $230,000 that was incurred during the current quarter when the Company’s installation subcontractor on a large project was unable to complete the installation, forcing the Company to contract with a new subcontractor, and an increase of $205,000 in energy costs during the current quarter over the same period last year.

Operating expenses for the three months ended January 31, 2006 were $3.1 million, or 17.4% of sales, as compared to $3.0 million, or 19.4% of sales, in the comparable period of the prior year. Operating expenses as a percent of sales declined during the current quarter as compared to the comparable quarter of the prior year, as operating expenses were relatively flat in total, while sales increased 13% over the comparable period. In the current quarter, a decrease of $162,000 in bad debt expense from the prior year period substantially offset a $102,000 increase in sales commissions and a $109,000 increase in all other operating expenses. Operating expenses for the nine months ended January 31, 2006 were $9.0 million, or 14.8% of sales, as compared to $9.3 million, or 17.2% of sales, in the comparable period of the prior year. Operating expenses for the nine months ended January 31, 2006 declined by $384,000 as compared to the comparable prior year period, while sales increased 11% over the comparable period. The decline of $384,000 resulted primarily from a $452,000 decline in bad debt expense, partially offset by a $70,000 increase in sales commissions, while other operating expenses were flat.

An operating loss of $633,000 and operating earnings of $365,000 were recorded for the three and nine months ended January 31, 2006, respectively, as compared to operating losses of $993,000 and $370,000 recorded for the comparable periods of the prior year.

Interest expense was $112,000 and $317,000 for the three months and nine months ended January 31, 2006, respectively, compared to $84,000 and $254,000 for the same periods of the prior year. The increase in interest expense for the current year periods resulted from higher interest rates, which was partially offset by lower borrowing levels.

Other income was $3,000 and $883,000 in the three months and nine months ended January 31, 2006, respectively, compared to other expense of $36,000 and other income of $4,000 for the comparable periods of the prior year. Other income for the nine months ended January 31, 2006 included a gain of $884,000 from the sale of the Company’s Lockhart, Texas property in the first quarter.

An income tax credit of $268,000 and income tax expense of $326,000 were recorded for the three months and nine months ended January 31, 2006, respectively, as compared to income tax credits of $382,000 and $227,000 recorded for the comparable periods of the prior year. The effective tax rate was 36.1% and 35.0% for the three and nine months ended January 31, 2006 and was 34.3% and 36.6% for the three months and nine months ended January 31, 2005, respectively. The effective tax rate for each of these periods differs from the statutory rate due to the impact of state and federal tax credits on the different levels of taxable earnings or loss for the periods.

Minority interests result from the Company’s two subsidiaries that are not 100% owned by the Company. Minority interests reduced net earnings by $81,000 and $158,000 for the three and nine months ended January 31, 2006, respectively, as compared to reductions of $11,000 and $48,000 for the comparable periods of the prior year.

A net loss of $555,000, or $(0.22) per diluted share, and net earnings of $447,000, or $.18 per diluted share, were recorded for the three and nine months ended January 31, 2006, respectively. This compares to net losses of $742,000, or $.30 per diluted share, and $441,000, or $.18 per diluted share, for the three and nine month periods of the prior year. Net earnings for the nine months ended January 31, 2006 included an after-tax gain of $540,000, or $.22 per diluted share, resulting from the sale of the Company’s former plant site in Lockhart, Texas.

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

The Company had working capital of $11.5 million at January 31, 2006, as compared to $10.4 million at April 30, 2005. The ratio of current assets to current liabilities was 1.7-to-1 at January 31, 2006, as compared to 1.6-to-1 at April 30, 2005. At January 31, 2006, advances of $6,244,000 were outstanding under the Company’s revolving credit loan, leaving available credit under this line in the amount of $2,756,000.

The Company’s operations provided cash of $1,094,000 during the nine months ended January 31, 2006. Cash was provided primarily from operations, a decrease in accounts receivable, and increases in accounts payable and other current liabilities. The favorable impact of these items was partially offset by cash requirements resulting from an increase in inventories. The increase in inventory levels was primarily the result of (1) inventory of $700,000 for a completed order in transit to an overseas customer and (2) increased inventory levels of certain raw materials purchased from offshore vendors.

The Company’s operations provided cash of $5,725,000 during the nine months ended January 31, 2005, primarily from a significant decrease in accounts receivable resulting from lower sales levels during the period, and cash received from the cancellation of certain life insurance policies. Cash of $3,604,000 was used during this period for the reduction of accounts payable and other current liabilities.

During the nine months ended January 31, 2006, net cash of $865,000 was provided by investing activities, primarily $2,500,000 received from the sale of the Company’s former plant site in Lockhart, Texas, reduced by $1,633,000 of capital expenditures. This compares to the use of $688,000 for investing activities in the same period of the prior year, primarily for capital expenditures.

The Company’s financing activities used cash of $1,294,000 during the nine months ended January 31, 2006. Cash used included $2,301,000 to reduce bank overdrafts (reported in the balance sheet as a component of accounts payable), $838,000 for scheduled repayments of long-term debt, and $524,000 for the payment of cash dividends. The impact of these items was partially offset by cash of $2,466,000 provided from advances under the revolving credit loan. Financing activities used cash of $5,090,000 in the same period of the prior year. This included $3,733,000 for repayment of advances under the revolving credit loan, scheduled long-term debt repayments of $838,000, and cash dividends paid of $523,000.

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

REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

A review of the interim financial information included in this Quarterly Report on Form 10-Q for the three months and nine months ended January 31, 2006 has been performed by Cherry, Bekaert & Holland L.L.P., the Company’s independent auditors. Their report on the interim financial information follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Kewaunee Scientific Corporation

Statesville, North Carolina

We have reviewed the accompanying consolidated balance sheet of Kewaunee Scientific Corporation and its subsidiaries (the “Company”) as of January 31, 2006, and the related consolidated statements of operations for each of the three-month and nine-month periods ended January 31, 2006, and the consolidated statement of cash flows for the nine-month period ended January 31, 2006. These interim financial statements are the responsibility of the company’s management.

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

Cherry, Bekaert & Holland L.L.P.

Charlotte, North Carolina

March 7, 2006

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures made on this matter in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2005.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and the participation of the company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of January 31, 2006. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of January 31, 2006, the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that all material information required to be filed in this quarterly report is made known to them by others within the Company and its subsidiaries.

(b) Changes in internal controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to January 31, 2006. As no significant deficiencies or material weaknesses were found, no corrective actions were taken.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

10.2D	Fourth Amendment to the Re-Established Retirement Plan for Hourly Employees

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEWAUNEE SCIENTIFIC CORPORATION
(Registrant)

Date: March 13, 2006	By	/s/ D. Michael Parker
D. Michael Parker
Senior Vice President, Finance and
Chief Financial Officer