Form 10-Q
period 2006-07-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2006-09-14
CIK 55529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2006

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

KEWAUNEE SCIENTIFIC CORPORATION

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2006

Part 1. Financial Information

Item 1. Financial Statements

Kewaunee Scientific Corporation

Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three months ended July 31
	2006	2005
Net sales	$19,294	$20,308
Costs of products sold	16,166	16,922

Gross profit	3,128	3,386
Other operating income	0	884
Operating expenses	2,637	2,920

Operating earnings	491	1,350
Other income (expense)	18	(5)
Interest expense	(187)	(87)

Earnings before income taxes	322	1,258
Income tax expense	78	457

Earnings before minority interests	244	801
Minority interests in subsidiaries	111	38

Net earnings	$133	$763

Net earnings per share
Basic	$0.05	$0.31
Diluted	$0.05	$0.31
Weighted average number of common shares outstanding (in thousands)
Basic	2,492	2,492
Diluted	2,493	2,492

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Balance Sheets

(in thousands)

	July 31 2006	April 30 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,087	$929
Restricted cash	400	399
Receivables, less allowance	19,114	23,199
Inventories	6,156	5,860
Deferred income taxes	378	378
Prepaid expenses and other current assets	920	633

Total current assets	29,055	31,398

Property, plant and equipment, at cost	35,867	35,421
Accumulated depreciation	(24,738)	(24,258)

Net property, plant and equipment	11,129	11,163

Prepaid pension cost	4,999	4,898
Other	3,013	3,013

Total other assets	8,012	7,911

Total Assets	$48,196	$50,472

Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings	$8,531	$8,216
Current obligations under capital leases	297	260
Accounts payable	6,526	9,074
Employee compensation and amounts withheld	874	1,297
Deferred revenue	587	535
Other accrued expenses	1,229	991

Total current liabilities	18,044	20,373

Obligations under capital leases	611	583
Deferred income taxes	247	247
Accrued employee benefit plan costs	2,905	2,905
Minority interests is subsidiaries	919	818

Total liabilities	22,726	24,926

Stockholders' equity:
Common stock	6,550	6,550
Additional paid-in-capital	144	144
Retained earnings	19,484	19,526
Accumulated other comprehensive income	79	113
Common stock in treasury, at cost	(787)	(787)

Total stockholders' equity	25,470	25,546

Total Liabilities and Stockholders' Equity	$48,196	$50,472

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands )

	Three months ended July 31
	2006	2005
Cash flows from operating activities:
Net earnings	$133	$763
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation	486	472
Provision for bad debts	2	38
Deferred income tax expense	0	(18)
Gain on sale of property held for sale	0	(884)
Decrease in prepaid income taxes	11	94
Decrease in receivables	4,083	414
Increase in inventories	(296)	(1,396)
Increase in prepaid pension cost	(101)	(60)
(Decrease) increase in accounts payable and other current liabilities	(2,744)	1,388
Increase (decrease) in deferred revenue	52	(4)
Other, net	(220)	(529)

Net cash provided by operating activities	1,406	278

Cash flows from investing activities:
Capital expenditures	(322)	(832)
Proceeds from sale of property held for sale	0	2,500
(Increase) decrease in restricted cash	(1)	6

Net cash (used in) provided by investing activities	(323)	1,674

Cash flows from financing activities:
Decrease in bank overdraft	0	(2,301)
Increase in short-term borrowings	315	1,260
Payments on long-term debt	0	(279)
Payments on capital leases	(65)	(38)
Dividends paid	(175)	(175)
Proceeds from exercise of stock options (including tax benefit)	0	2

Net cash provided by (used in) financing activities	75	(1,531)

Increase in cash and cash equivalents	1,158	421

Cash and cash equivalents, beginning of period	929	225

Cash and cash equivalents, end of period	$2,087	$646

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

These interim consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s 2006 Annual Report to Stockholders. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

The preparation of the financial statements requires management to make certain estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

Certain prior period amounts have been reclassified to conform to current classifications. These reclassifications had no impact on the results of operations of the Company.

B. Inventories

Inventories consisted of the following (in thousands):

	July 31, 2006	April 30,2006
Finished products	$2,465	$1,653
Work in process	682	745
Raw materials	3,009	3,462

	$6,156	$5,860

For interim reporting, LIFO inventories are computed based on year-to-date quantities and interim changes in price levels. Changes in quantities and price levels are reflected in the interim financial statements in the period in which they occur.

C. Comprehensive Income

A reconciliation of net earnings and total comprehensive income for the three months ended July 31, 2006 and 2005 is as follows (in thousands):

	Three months ended July 31, 2006	Three months ended July 31, 2005
Net earnings	$133	$763
Change in fair value of cash flow hedge, net of income tax	-0-	1
Change in cumulative foreign currency translation adjustments	(34)	(5)

Total comprehensive income (loss)	$99	$759

The Company records derivatives on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The nature of the Company’s business activities involves the management of various financial and market risks, including those related to changes in interest rates. The Company may from time-to-time employ derivative financial instruments, such as interest rate swap contracts, to mitigate or eliminate certain of those risks. The Company does not enter into derivative instruments for speculative purposes. There were no derivative instruments outstanding at July 31, 2006.

For the Company’s foreign subsidiaries, assets and liabilities are translated at exchange rates prevailing on the balance sheet date. Revenues and expenses are translated at weighted average exchange rates prevailing during the period and any resulting translation adjustments are reported separately in shareholders’ equity.

D. Share-based Compensation

In recent fiscal years, through fiscal year 2003, the Company used stock options as its primary long-term incentive plan for officers. The Company has not granted any stock options since fiscal year 2003. Prior to May 1, 2006, the Company accounted for its share-based employee compensation under the measurement and recognition provisions of Accounting Principles Board (“APB”) Option No. 25, “Accounting for Stock Issues to Employees” and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” In accordance with these guidelines, the Company did not record any share-based employee compensation expense for options granted under its option plans prior to May 1, 2006, as all options granted under these plans had exercise prices equal to the fair market value of the Company’s common shares on the date of grant.

Effective May 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) “Share-Based Payment,” using the modified prospective transition method. Under that transition method, compensation expense that the Company recognizes beginning on May 1, 2006 includes compensation expense for all share options granted prior to, but not yet vested as of May 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Expected fiscal year 2007 share-based compensation expense determined in accordance with SFAS No. 123(R) is $2,298. Results for prior periods are not required, nor have they been restated, for the adoption of SFAS 123(R).

Share-based compensation expense for the three months ended July 31, 2006 was $574, as compared to proforma compensation expense of $3,000 for the three months ended July 31, 2005.

E. Defined Pension Plans

The Company has non-contributory defined benefit pension plans covering substantially all salaried and hourly employees. Effective April 30, 2005, no further benefits will be earned under the plans and no additional participants will be added to the plans. No contributions were paid to the plans during the three months ended July 31, 2006, and the Company does not expect any contributions to be paid to the plans during the remainder of the current fiscal year.

Pension expense (income) consisted of the following (in thousands):

	Three months ended July 31, 2006	Three months ended July 31, 2005
Service Cost	$-0-	$-0-
Interest Cost	208	195
Expected return on plan assets	(347)	(311)
Amortization of prior service costs	-0-	-0-
Recognition of net loss	38	60

Net periodic pension cost (income)	$(101)	$(56)

F. Credit Arrangements

In May 2006, the Company increased its bank revolving credit facility from $9 million to $10 million. Total outstanding advances under the credit facility were $8.5 million at July 31, 2006. The two-year term of the $9 million portion of the facility expires on December 31, 2006, unless extended, and the $1 million portion expires on October 27, 2006, unless extended. The Company expects to extend both portions of the credit facility prior to their expiration.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s 2006 Annual Report to Stockholders contains management’s discussion and analysis of financial condition and results of operations at and for the year ended April 30, 2006. The following discussion and analysis describes material changes in the Company’s financial condition since April 30, 2006. The analysis of results of operations compares the three months ended July 31, 2006 with the comparable periods of the prior fiscal year.

Results of Operations

Sales for the three months ended July 31, 2006 were $19,294,000, a decrease of 5% from sales of $20,308,000 in the same period last year. The order backlog at July 31, 2006 was $36.5 million, as compared to a backlog of $36.4 million at April 30, 2006 and $40.7 million at July 31, 2005.

The gross profit margin for the three months ended July 31, 2006 was 16.2% of sales, as compared to 16.7% of sales in the comparable quarter of the prior year. The gross profit margin decline was due to lower selling prices in the domestic laboratory furniture market, partially offset by increased selling margins on international sales and sales of technical furniture.

Operating expenses for the three months ended July 31, 2006 were $2.6 million, or 13.7% of sales, as compared to $2.9 million, or 14.4% of sales, in the comparable period of the prior year. Operating expenses as a percent of sales declined during the current quarter as compared to the comparable quarter of the prior year due to lower administrative, bad debt, and marketing expenses.

Operating earnings were $491,000 for the three months ended July 31, 2006. This compares to operating earnings of $1,350,000 for the comparable period of the prior year. Operating earnings for the prior year period included a gain of $884,000 from the sale of the Company’s Lockhart, Texas property.

Interest expense was $187,000 for the three months ended July 31, 2006, as compared to $87,000 for the same period of the prior year. The increase in interest expense for the current year period resulted from higher interest rates, and to a lesser extent, higher borrowing levels in the current year.

Other income was $18,000 in the three months ended July 31, 2006, as compared to other expense of $5,000 for the comparable period of the prior year.

Income tax expense of $78,000 was recorded for the three months ended July 31, 2006, as compared to income tax expense of $457,000 recorded for the comparable period of the prior year. The effective tax rate was 24.1% for the three months ended July 31, 2006 and was 36.0% for the three months ended July 31, 2005. The effective tax rates for both periods differ from the statutory rate primarily due to lower income tax rates on income earned by foreign subsidiaries. The reduction in the effective tax rate for the current year period as compared to the prior year period resulted from an increase in the percentage of the Company’s earnings that were earned by the foreign subsidiaries.

Minority interests result from the Company’s two subsidiaries that are not 100% owned by the Company. Minority interests reduced net earnings by $111,000 for the three months ended July 31, 2006, as compared to a reduction of $38,000 for the comparable period of the prior year. The increase in minority interests in the current period was directly related to increased earnings of the two subsidiaries.

Net earnings were $133,000, or $0.05 per diluted share, for the three months ended July 31, 2006. This compares to net earnings of $763,000, or $.31 per diluted share, for the comparable period of the prior year.

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

The Company had working capital of $11.0 million at July 31, 2006, unchanged from April 30, 2006. The ratio of current assets to current liabilities was 1.6-to-1 at July 31, 2006, as compared to 1.5-to-1 at April 30, 2006. During the quarter the Company increased its bank revolving credit facility from $9,000,000 to $10,000,000. At July 31, 2006, advances of $8,531,000 were outstanding under the credit facility.

The Company’s operations provided cash of $1,406,000 during the three months ended July 31, 2006. Cash was provided primarily from operations and a decrease in accounts receivable, which was partially offset by cash used to decrease accounts payable and other current liabilities. The decrease in accounts receivable during the quarter was consistent with a decline in sales during the current year period as compared to the previous quarter ended April 30, 2006.

The Company’s operations provided cash of $278,000 during the three months ended July 31, 2005. Cash was provided primarily from an increase in accounts payable and other current liabilities which was substantially offset by cash requirements resulting from an increase in inventories.

During the three months ended July 31, 2006, net cash of $323,000 was used by investing activities, primarily for capital expenditures. This compares to the net cash of $1,674,000 for investing activities in the same period of the prior year, primarily from the proceeds of sales of the Company’s former plant site in Lockhart, Texas, reduced by $832,000 for capital expenditures.

The Company’s financing activities provided cash of $75,000 during the three months ended July 31, 2006. Cash provided included $315,000 received from short-term borrowings, which was substantially offset by cash dividends paid of $175,000 and payments on obligations of capital leases of $65,000. Financing activities used cash of $1,531,000 in the same period of the prior year, which included $2,301,000 to reduce bank overdrafts, $279,000 for scheduled repayments of long-term debt and $175,000 for cash dividends, which were partially offset by an increase in short term borrowings of $1,260,000.

Outlook for Remainder of Fiscal Year 2007

The Company’s ability to predict future demand for its products continues to be very limited given, among other general economic factors affecting the Company and its markets, the Company’s role as subcontractor or supplier to dealers of subcontractors. In addition to general economic factors affecting the Company and its markets, demand for the Company’s products is also dependent upon the number of laboratory construction projects planned and/or current progress in projects already under construction. The Company’s earnings are also impacted by increased costs of raw materials, including stainless steel, wood, and epoxy resin, and whether the Company is able to increase product prices to customers in amounts that correspond to such increases without materially and adversely affecting sales.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Certain statements in this report constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could significantly impact results or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, economic, competitive, governmental, and technological factors affecting the Company’s operations, markets, products, services, and prices. The cautionary statements made pursuant to the Reform Act herein and elsewhere by the Company should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the effective date of the Reform Act. The Company cannot always predict what factors would cause actual results to differ materially from those indicated by the forward-looking statements. In addition, readers are urged to consider statements that include the terms “believes”, “belief”, “expects”, “plans”, “objectives”, “anticipates”, “intends” or the like to be uncertain and forward-looking. Over time, the Company’s actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by the Company’s forward-looking statements, and such difference might be significant and harmful to stockholders’ interest. Many important factors that could cause such a difference are described under the caption “Risk Factors,” in Item 1A of the Company’s 2006 Annual Report on Form 10-K.

REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

A review of the interim financial information included in this Quarterly Report on Form 10-Q each of for the three month periods ended July 31, 2006 and July 31, 2005 has been performed by Cherry, Bekaert & Holland, L.L.P., the Company’s independent auditors. Their report on the interim financial information follows.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Kewaunee Scientific Corporation

Statesville, North Carolina

We have reviewed the accompanying consolidated balance sheets of Kewaunee Scientific Corporation and its subsidiaries (the “Company”) as of July 31, 2006, and the related consolidated statements of operations and of cash flows for the three-month periods ended July 31, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the Standards of the Public Accounting Oversight Board (United States), the consolidated balance sheet as of April 30, 2006, and the related statements of operations, of stockholder’s equity and of cash flows for the year then ended (not presented herein) and in our report dated June 26, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of April 30, 2006 is fairly stated in all material respects in relation to the consolidated financial statement from which it has been derived.

Cherry, Bekaert & Holland, L.L.P.

Charlotte, North Carolina

September 11, 2006

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures made on this matter in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and the participation of the company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of July 31, 2006. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of July 31, 2006, the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that all material information required to be filed in this quarterly report is made known to them by others within the Company and its subsidiaries.

(b) Changes in internal controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to July 31, 2006. As no significant deficiencies or material weaknesses were found, no corrective actions were taken.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on August 23, 2006. Each of the nominees for Class II directors was re-elected for a three-year term. The votes cast for and withheld from each such director were as follows:

Director	For	Withheld
John C. Campbell, Jr.	2,035,900	122,213
James T. Rhind	2,023,059	135,054
William A. Shumaker	2,151,763	6,350

Item 6. Exhibits and Reports on Form 8-K

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEWAUNEE SCIENTIFIC CORPORATION
(Registrant)

Date: September 12, 2006	By	/s/ D. Michael Parker
D. Michael Parker
Senior Vice President, Finance and
Chief Financial Officer