Form 10-Q
period 2006-10-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2006-12-14
CIK 55529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2006

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒.

As of December 8, 2006, the Registrant had outstanding 2,492,270 shares of Common Stock.

Pages: This report, excluding exhibits, contains 20 pages numbered sequentially from this cover page.

KEWAUNEE SCIENTIFIC CORPORATION

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2006

Part 1. Financial Information

Item 1. Financial Statements

Kewaunee Scientific Corporation

Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three months ended October 31		Six months ended October 31
	2006	2005	2006	2005
Net sales	$21,385	$22,319	$40,679	$42,627
Costs of products sold	17,305	18,834	33,471	35,756

Gross profit	4,080	3,485	7,208	6,871
Other operating income	—	—	—	884
Operating expenses	2,899	2,953	5,536	5,873

Operating earnings	1,181	532	1,672	1,882
Other income (expense)	26	1	44	(4)
Interest expense	(195)	(118)	(382)	(205)

Earnings before income taxes	1,012	415	1,334	1,673
Income tax expense	328	137	406	594

Earnings before minority interests	684	278	928	1,079
Minority interests in subsidiaries	115	39	226	77

Net earnings	$569	$239	$702	$1,002

Net earnings per share
Basic	$0.23	$0.10	$0.28	$0.40
Diluted	$0.23	$0.10	$0.28	$0.40
Weighted average number of common shares outstanding (in thousands)
Basic	2,492	2,492	2,492	2,492
Diluted	2,492	2,493	2,493	2,493

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Balance Sheets

(in thousands)

	October 31 2006	April 30 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$738	$929
Restricted cash	404	399
Receivables, less allowance	22,358	23,199
Inventories	5,346	5,860
Deferred income taxes	378	378
Prepaid expenses and other current assets	758	633

Total current assets	29,982	31,398

Property, plant and equipment, at cost	36,300	35,421
Accumulated depreciation	(25,232)	(24,258)

Net property, plant and equipment	11,068	11,163

Prepaid pension cost	5,089	4,898
Other	3,093	3,013

Total other assets	8,182	7,911

Total Assets	$49,232	$50,472

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$8,137	$8,216
Current obligations under capital leases	343	260
Accounts payable	6,377	9,074
Employee compensation and amounts withheld	1,236	1,297
Deferred Revenue	461	535
Other accrued expenses	1,809	991

Total current liabilities	18,363	20,373

Obligations under capital leases	661	583
Deferred income taxes	247	247
Accrued employee benefit plan costs	2,997	2,905
Minority interests	1,050	818

Total Liabilities	23,318	24,926

Stockholders’ equity:
Common stock	6,550	6,550
Additional paid-in-capital	144	144
Retained earnings	19,879	19,526
Accumulated other comprehensive income	128	113
Common stock in treasury, at cost	(787)	(787)

Total stockholders’ equity	25,914	25,546

Total Liabilities and Stockholders’ Equity	$49,232	$50,472

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six months ended October 31
	2006	2005
Cash flows from operating activities:
Net earnings	$702	$1,002
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation	973	1,080
Provision for bad debts	50	31
Deferred income tax expense	—	(18)
Gain on sale of property held for sale	—	(884)
Decrease in prepaid income taxes	—	94
Decrease in receivables	791	594
Decrease (increase) in inventories	514	(800)
Increase in prepaid pension cost	(191)	(93)
(Decrease) increase in accounts payable and other current liabilities	(1,940)	1,645
Decrease in deferred revenue	(74)	(719)
Other, net	134	(735)

Net cash provided by operating activities	959	1,197

Cash flows from investing activities:
Capital expenditures	(577)	(1,869)
Proceeds from sale of property held for sale	—	2,500
(Increase) decrease in restricted cash	(5)	12

Net cash (used in) provided by investing activities	(582)	643

Cash flows from financing activities:
Decrease in bank overdraft	—	(2,301)
(Decrease) increase in short-term borrowings	(79)	1,789
Payments on long-term debt	—	(559)
Payments on capital leases	(140)	(59)
Dividends paid	(349)	(349)
Proceeds from exercise of stock options (including tax benefit)	—	2

Net cash used in financing activities	(568)	(1,477)

(Decrease) increase in cash and cash equivalents	(191)	363

Cash and cash equivalents, beginning of period	929	225

Cash and cash equivalents, end of period	$738	$588

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Notes to Consolidated Financial Statements

(unaudited)

A. Financial Information

The unaudited interim consolidated financial statements of Kewaunee Scientific Corporation (the "Company" or "Kewaunee") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These interim consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company's 2006 Annual Report to Stockholders. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

The preparation of the financial statements requires management to make certain estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

Certain prior period amounts have been reclassified to conform to current classifications. These reclassifications had no impact on the results of operations of the Company.

B. Inventories

Inventories consisted of the following (in thousands):

	October 31, 2006	April 30,2006
Finished products	$2,140	$1,653
Work in process	588	745
Raw materials	2,618	3,462

	$5,346	$5,860

For interim reporting, LIFO inventories are computed based on year-to-date quantities and interim changes in price levels. Changes in quantities and price levels are reflected in the interim financial statements in the period in which they occur.

C. Comprehensive Income

A reconciliation of net earnings and total comprehensive income for the three and six months ended October 31, 2006 and 2005 is as follows (in thousands):

	Three months ended October 31, 2006	Three months ended October 31, 2005
Net earnings	$569	$239
Change in fair value of cash flow hedge, net of income tax	-0-	1
Change in cumulative foreign currency translation adjustments	49	(53)

Total comprehensive income (loss)	$618	$187

	Six months ended October 31, 2006	Six months ended October 31, 2005
Net earnings	$702	$1,002
Change in fair value of cash flow hedge, net of income tax	-0-	2
Change in cumulative foreign currency translation adjustments	15	(58)

Total comprehensive income (loss)	$717	$946

The Company records derivatives on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The nature of the Company’s business activities involves the management of various financial and market risks, including those related to changes in interest rates. The Company may from time-to-time employ derivative financial instruments, such as interest rate swap contracts, to mitigate or eliminate certain of those risks. The Company does not enter into derivative instruments for speculative purposes. There were no derivative instruments outstanding at October 31, 2006.

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

Share-based compensation expense for the three months ended October 31, 2006 was $574, as compared to proforma compensation expense of $3,000 for the prior year. Share based compensation expense for the six months ended October 31, 2006 was $1,148 as compared to proforma compensation expense of $6,000 in the prior year.

E. Defined Pension Plans

The Company has non-contributory defined benefit pension plans covering substantially all salaried and hourly employees. Effective April 30, 2005, no further benefits will be earned under the plans and no additional participants will be added to the plans. At April 30, 2006, the plans’ assets at fair value exceeded benefit obligations by $1.6 million. No contributions were paid to the plans during the six months ended October 31, 2006, and the Company does not expect any contributions to be paid to the plans during the remainder of the current year.

Pension expense (income) consisted of the following (in thousands):

	Three months ended October 31, 2006	Three months ended October 31, 2005
Service Cost	$-0-	$-0-
Interest Cost	213	201
Expected return on plan assets	(346)	(309)
Amortization of prior service costs	-0-	-0-
Recognition of net loss	43	71

Net periodic pension cost (income)	$(90)	$(37)

	Six months ended October 31, 2006	Six months ended October 31, 2005
Service Cost	$-0-	$-0-
Interest Cost	421	396
Expected return on plan assets	(693)	(620)
Amortization of prior service costs	-0-	-0-
Recognition of net loss	81	131

Net periodic pension cost (income)	$(191)	$(93)

F. Credit Arrangements

In May 2006, the Company increased its bank revolving credit facility from $9 million to $10 million. Total outstanding advances under the credit facility were $8.1 million at October 31, 2006. The revolving credit facility will expire on December 31, 2006, unless extended. The Company expects to extend the facility prior to its expiration.

G. Recent Accounting Pronouncements

In October 2006, the FASB issued SFAS No. 157, “Statement of Financial Accounting Standards” (“SFAS 157”). The purpose of SFAS 157 is to provide users of financial statements with better information about the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings for the period. SFAS No. 157 also provides guidance on the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. This changes the definition of fair value to be the price that would be received to sell an asset or paid to transfer a liability, an exit price, as opposed to the price that would be paid to acquire the asset or received to assume the liability, an entry price. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Statement of Financial Accounting Standards” (“SFAS 158”) which amends SFAS No. 87, 88, 106, and 132(R). Post application of SFAS 158, an employer will continue to apply the provision in Statements 87, 88, and 106 when measuring plan assets and benefit obligations as of the date of its statement of financial position and in determining the amount of net periodic benefit cost. SFAS 158 requires amounts to be recognized as of the funded status of a benefit plan, that is, the difference between plan assets at fair value and the benefit obligation. SFAS 158 further requires recognition of gains/losses and prior service costs or credits not recognized pursuant to SFAS No. 87 or SFAS No. 106. Additionally, the measurement date is to be the date of the employer’s fiscal year-end. Lastly, SFAS 158 requires disclosure in the financial statements of the effects from delayed recognition of gains/losses, prior service costs or credits, and transition assets or obligations. SFAS No. 158 is effective for years ending after December 15, 2006 for employers with publicly traded equity securities and as of the end of the fiscal year ended after June 15, 2007 for employers without publicly traded equity securities. The Company estimates the impact of adopting SFAS 158 will result in a charge to comprehensive income of $2.1 million at April 30, 2007, and a corresponding reduction in prepaid pension cost, related to net unrecognized losses under the plans.

Item 2. Management's Discussion and Analysis

of Financial Condition and Results of Operations

The Company's 2006 Annual Report to Stockholders contains management's discussion and analysis of financial condition and results of operations at and for the year ended April 30, 2006. The following discussion and analysis describes material changes in the Company's financial condition since April 30, 2006. The analysis of results of operations compares the three and six months ended October 31, 2006 with the comparable periods of the prior fiscal year.

Results of Operations

Sales for the three months ended October 31, 2006 were $21,385,000, a decrease of 4.2% from sales of $22,319,000 in the same period last year. The volume of domestic sales continued to be adversely affected as larger portions of the construction budget dollars of pharmaceutical companies are being allocated to overseas projects to take advantage of lower research costs. Sales from domestic operations, which declined 16% from the same period last year, were also unfavorably impacted by delays in the awarding of construction projects, as many project budgets were reexamined because of higher than expected project costs. The Company’s international business continued to experience strong growth in sales and earnings, as sales of the Company’s Asian subsidiaries during the quarter doubled from the same period last year to $4.3 million.

Sales for the six months ended October 31, 2006 were $40,679,000, a decrease of 4.6% from sales of $42,627,000 in the same period last year. Sales from domestic operations declined 12.3% from the prior year period. Sales of the Company’s Asian subsidiaries increased 66.5% from the prior year period. The total order backlog was $34.3 million at October 31, 2006. This compares to $36.5 million at July 31, 2006 and $35.2 million at October 31, 2005.

The gross profit margin for the three months ended October 31, 2006 was 19.1% of sales, as compared to 15.6% of sales in the comparable quarter of the prior year. The gross profit margin for the six months ended October 31, 2006 was 17.7%, as compared to 16.1% in the comparable period of the prior year. The increases in gross profit margins for the three and six months of the current year were primarily due to lower manufacturing costs which are attributed to realization of manufacturing efficiencies related to previous capital expenditures.

Other operating income of $884,000 for the six months ended October 31, 2005 represented a gain from the sale of the Company’s Lockhart, Texas property.

Operating expenses for the three months ended October 31, 2006 were $2.9 million, or 13.6% of sales, as compared to $3.0 million, or 13.2% of sales, in the comparable period of the prior year. The increase in operating expenses as a percent of sales for the current year period resulted from the lower level of sales. Operating expenses for the six months ended October 31, 2006 were $5.5 million, or 13.6% of sales, as compared to $5.9 million, or 13.8% of sales, in the comparable period of the prior year. The decline in operating expenses as a percent of sales for the current six month period resulted as the impact of cost reduction activities more than offset the impact of the lower level of sales.

Operating earnings of $1,181,000 and $1,672,000 were recorded for the three and six months ended October 31, 2006, respectively, compared to $532,000 and $1,882,000 recorded for the comparable periods of the prior year. Operating earnings for the six months ended October 31, 2005 were favorably impacted by a gain of $884,000 from the sale of the Company’s Lockhart, Texas property.

Interest expense was $195,000 and $382,000 for the three and six months ended October 31, 2006, respectively, compared to $118,000 and $205,000 for the same periods of the prior year. The increase in interest expense for the current year periods resulted from a combination of higher interest rates and higher borrowing levels.

Other income was $26,000 and $44,000 in the three and six months ended October 31, 2006, respectively, compared to other income of $1,000 and other expense of $4,000 for the comparable periods of the prior year.

Income tax expenses of $328,000 and $406,000 were recorded for the three and six months ended October 31, 2006, respectively, as compared to income tax expense of $137,000 and $594,000 recorded for the comparable periods of the prior year. The effective tax rate was 32.4% and 30.4% for the three and six months ended October 31, 2006 and was 33.0% and 35.5% for the three and six months ended October 31, 2005, respectively. The effective tax rates for each of these periods differs from the statutory rate due to the impact of state and federal tax credits on the different levels of taxable earnings for the periods.

Minority interest related to the Company’s two foreign subsidiaries that are not 100% owned by the Company reduced net earnings by $115,000 and $226,000 for the three and six months ended October 31, 2006, respectively, as compared to minority interest expense of $39,000 and $77,000 during the comparable periods of the prior year. The increases in minority interest for the current year periods resulted from increased earnings of the related subsidiaries.

Net earnings of $569,000, or $0.23 per diluted share, and $702,000, or $0.28 per diluted share, were recorded for the three and six months ended October 31, 2006, respectively. This compares to net earnings of $239,000, or $.10 per diluted share, and $1,002,000, or $0.40 per diluted share, for the three and six month periods of the prior year. Net earnings for the six months ended October 31, 2005 included an after tax gain from the sale of the Company’s Lockhart, Texas property.

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

The Company had working capital of $11.6 million at October 31, 2006, compared to $11.0 million at April 30, 2006. The ratio of current assets to current liabilities was 1.6-to-1 at October 31, 2006, as compared to 1.5-to-1 at April 30, 2006. At October 31, 2006, advances of $8,137,000 were outstanding under the credit facility.

The Company's operations provided cash of $959,000 during the six months ended October 31, 2006. Cash was provided primarily from operations and a decrease in accounts receivable and inventories, which were partially offset by a decrease in accounts payable and other current liabilities. The Company’s operations provided cash of $1,197,000 during the six months ended October 31, 2005. Cash was provided primarily from a decrease in accounts receivable and an increase in accounts payable and other current liabilities, which were partially offset by an increase in inventories.

During the six months ended October 31, 2006, net cash of $582,000 was used by investing activities, primarily for capital expenditures. This compares to the net cash of $643,000 provided from investing activities in the same period of the prior year, which included $2,500,000 in proceeds from the sale of the Company’s Lockhart, Texas property reduced by capital expenditure of $1,869,000.

The Company’s financing activities used cash of $568,000 during the six months ended October 31, 2006. Cash used included $79,000 for reductions of short-term borrowings, $349,000 for cash dividends paid and payments on obligations of capital leases of $140,000. Financing activities used cash of $1,477,000 in the same period of the prior year, which included $2,301,000 to reduce bank overdrafts, $559,000 for scheduled repayments of long-term debt and $349,000 for cash dividends, which were partially offset by advances of $1,789,000 under the revolving credit facility.

Recent Accounting Pronouncements

In October 2006, the FASB issued SFAS No. 157, “Statement of Financial Accounting Standards” (“SFAS 157”). The purpose of SFAS 157 is to provide users of financial statements with better information about the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings for the period. SFAS No. 157 also provides guidance on the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. This changes the definition of fair value to be the price that would be received to sell an asset or paid to transfer a liability, an exit price, as opposed to the price that would be paid to acquire the asset or received to assume the liability, an entry price. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Statement of Financial Accounting Standards” (“SFAS 158”) which amends SFAS No. 87, 88, 106, and 132(R). Post application of SFAS 158, an employer will continue to apply the provision in Statements 87, 88, and 106 when measuring plan assets and benefit obligations as of the date of its statement of financial position and in determining the amount of net periodic benefit cost. SFAS 158 requires amounts to be recognized as of the funded status of a benefit plan, that is, the difference between plan assets at fair value and the benefit obligation. SFAS 158 further requires recognition of gains/losses and prior service costs or credits not recognized pursuant to SFAS No. 87 or SFAS No. 106. Additionally, the measurement date is to be the date of the employer’s fiscal year-end. Lastly, SFAS 158 requires disclosure in the financial statements of the effects from delayed recognition of gains/losses, prior service costs or credits, and transition assets or obligations. SFAS No. 158 is effective for years ending after December 15, 2006 for employers with publicly traded equity securities and as of the end of the fiscal year ended after June 15, 2007 for employers without publicly traded equity securities. The Company estimates the impact of adopting SFAS 158 will result in a charge to comprehensive income of $2.1 million at April 30, 2007, and a corresponding reduction in prepaid pension cost, related to net unrecognized losses under the plans.

Outlook for Remainder of Fiscal Year 2007

While the Company’s ability to predict future demand for its products continues to be limited given, among other general economic factors affecting the Company and its markets, the Company’s role as subcontractor or supplier to dealers of subcontractors, the Company expects the last six months of fiscal year 2007 to be profitable and much improved over the same period last year. In addition to general economic factors affecting the Company and its markets, demand for the Company’s products is also dependent upon the number of laboratory construction projects planned and/or current progress in projects already under construction. The Company’s earnings are also impacted by increased costs of raw materials, including stainless steel, wood, and epoxy resin, and whether the Company is able to increase product prices to customers in amounts that correspond to such increases without materially and adversely affecting sales.

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

REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

A review of the interim financial information included in this Quarterly Report on Form 10-Q for the three months and six months ended October 31, 2006 and October 31, 2005 has been performed by Cherry, Bekaert & Holland, L.L.P., the Company's independent auditors. Their report on the interim financial information follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have reviewed the accompanying consolidated balance sheets of Kewaunee Scientific Corporation and its subsidiaries (the “Company”) as of October 31, 2006, and the related consolidated statements of operations for the three-month and six-month periods ended October 31, 2006 and 2005 and the cash flows for the six-month periods ended October 31, 2006 and 2005. These interim financial statements are the responsibility of the Company's management.

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

December 8, 2006

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures made on this matter in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and the participation of the company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 31, 2006. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of October 31, 2006, the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that all material information required to be filed in this quarterly report is made known to them by others within the Company and its subsidiaries.

(b) Changes in internal controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to October 31, 2006. As no significant deficiencies or material weaknesses were found, no corrective actions were taken.

PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on August 23, 2006. Information regarding the results of this meeting are incorporated by reference from the Company’s Report on Form 10-Q for the three months ended July 31, 2006.

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

KEWAUNEE SCIENTIFIC CORPORATION
(Registrant)

Date: December 14, 2006	By	/s/ D. Michael Parker
D. Michael Parker
Senior Vice President, Finance and
Chief Financial Officer