Form 10-Q
period 2007-01-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2007-03-16
CIK 55529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2007

or

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

As of March 9, 2007, the Registrant had outstanding 2,492,270 shares of Common Stock.

Pages: This report, excluding exhibits, contains 23 pages numbered sequentially from this cover page.

KEWAUNEE SCIENTIFIC CORPORATION

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2007

Part I. Financial Information

Item 1. Financial Statements

Kewaunee Scientific Corporation

Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three months ended January 31		Nine months ended January 31
	2007	2006	2007	2006
Net sales	$18,041	$17,724	$58,720	$60,351
Costs of products sold	14,417	15,278	47,888	51,034

Gross profit	3,624	2,446	10,832	9,317
Other operating income	—	—	—	884
Operating expenses	2,829	3,079	8,365	8,952

Operating earnings (loss)	795	(633)	2,467	1,249
Other income (expense)	(11)	3	33	(1)
Interest expense	(142)	(112)	(524)	(317)

Earnings (loss) before income taxes	642	(742)	1,976	931
Income tax expense (benefit)	207	(268)	613	326

Earnings (loss) before minority interests	435	(474)	1,363	605
Minority interests in subsidiaries	114	81	340	158

Net earnings (loss)	$321	($555)	$1,023	$447

Net earnings (loss) per share
Basic	$0.13	($0.22)	$0.41	$0.18
Diluted	$0.13	($0.22)	$0.41	$0.18
Weighted average number of common shares outstanding (in thousands)
Basic	2,492	2,492	2,492	2,492
Diluted	2,493	2,494	2,493	2,493

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Balance Sheets

(in thousands)

	January 31 2007	April 30 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,466	$929
Restricted cash	413	399
Receivables, less allowance	18,474	23,199
Inventories	5,997	5,860
Deferred income taxes	378	378
Prepaid expenses and other current assets	651	633

Total current assets	27,379	31,398
Property, plant and equipment, at cost	36,860	35,421
Accumulated depreciation	(25,409)	(24,258)

Net property, plant and equipment	11,451	11,163
Prepaid pension cost	5,184	4,898
Other	3,094	3,013

Total other assets	8,278	7,911
Total Assets	$47,108	$50,472

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$6,047	$8,216
Current obligations under capital leases	352	260
Accounts payable	6,032	9,074
Employee compensation and amounts withheld	904	1,297
Deferred revenue	687	535
Other accrued expenses	2,014	991

Total current liabilities	16,036	20,373
Obligations under capital leases	570	583
Deferred income taxes	247	247
Accrued employee benefit plan costs	2,997	2,905
Minority interests	1,178	818

Total Liabilities	21,028	24,926
Stockholders’ equity:
Common stock	6,550	6,550
Additional paid-in-capital	144	144
Retained earnings	20,025	19,526
Accumulated other comprehensive income	148	113
Common stock in treasury, at cost	(787)	(787)

Total stockholders’ equity	26,080	25,546

Total Liabilities and Stockholders’ Equity	$47,108	$50,472

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine months ended January 31
	2007	2006
Cash flows from operating activities:
Net earnings	$1,023	$447
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	1,428	1,635
Provision for bad debts	112	64
Deferred income tax expense	—	(18)
Gain on sale of property held for sale	—	(884)
Decrease in prepaid income taxes	—	94
Decrease in receivables	4,613	2,516
Increase in inventories	(137)	(2,997)
Increase in prepaid pension cost	(286)	(130)
(Decrease) increase in accounts payable and other current liabilities	(2,412)	1,197
Increase (decrease) in deferred revenue	152	(292)
Other, net	388	(538)

Net cash provided by operating activities	4,881	1,094

Cash flows from investing activities:
Capital expenditures	(1,415)	(1,633)
Proceeds from sale of property held for sale	—	2,500
Increase in restricted cash	(14)	(2)

Net cash (used in) provided by investing activities	(1,429)	865

Cash flows from financing activities:
Decrease in bank overdraft	—	(2,301)
(Decrease) increase in short-term borrowings	(2,169)	2,466
Payments on long-term debt	—	(838)
Payments on capital leases	(222)	(99)
Dividends paid	(524)	(524)
Proceeds from exercise of stock options (including tax benefit)	—	2

Net cash used in financing activities	(2,915)	(1,294)

Increase in cash and cash equivalents	537	665
Cash and cash equivalents, beginning of period	929	225

Cash and cash equivalents, end of period	$1,466	$890

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

B. Inventories

Inventories consisted of the following (in thousands):

	January 31, 2007	April 30, 2006
Finished products	$2,267	$1,653
Work in process	792	745
Raw materials	2,938	3,462

	$5,997	$5,860

For interim reporting, LIFO inventories are computed based on year-to-date quantities and interim changes in price levels. Changes in quantities and price levels are reflected in the interim financial statements in the period in which they occur.

C. Comprehensive Income

A reconciliation of net earnings and total comprehensive income for the three and nine months ended January 31, 2007 and 2006 is as follows (in thousands):

	Three months ended January 31, 2007	Three months ended January 31, 2006
Net earnings	$321	$(555)
Change in fair value of cash flow hedge, net of income tax	-0-	-0-
Change in cumulative foreign currency translation adjustments	20	74

Total comprehensive income (loss)	$341	$(481)

	Nine months ended January 31, 2007	Nine months ended January 31, 2006
Net earnings	$1,023	$447
Change in fair value of cash flow hedge, net of income tax	-0-	2
Change in cumulative foreign currency translation adjustments	35	16

Total comprehensive income	$1,058	$465

The Company records derivatives on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The nature of the Company’s business activities involves the management of various financial and market risks, including those related to changes in interest rates. The Company may from time to time employ derivative financial instruments, such as interest rate swap contracts, to mitigate or eliminate certain of those risks. The Company does not enter into derivative instruments for speculative purposes. There were no derivative instruments outstanding at January 31, 2007.

For the Company’s foreign subsidiaries, assets and liabilities are translated at exchange rates prevailing on the balance sheet date. Revenues and expenses are translated at weighted average exchange rates prevailing during the period and any resulting translation adjustments are reported separately in shareholders’ equity.

D. Share-based Compensation

Through fiscal year 2003, the Company used stock options as its primary long-term incentive plan for officers. The Company has not granted any stock options since fiscal year 2003. Prior to May 1, 2006, the Company accounted for its share-based employee compensation under the measurement and recognition provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” In accordance with these guidelines, the Company did not record any share-based employee compensation expense for options granted under its option plans prior to May 1, 2006, as all options granted under these plans had exercise prices equal to the fair market value of the Company’s common shares on the date of grant.

Effective May 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) “Share-Based Payment,” using the modified prospective transition method. Under that transition method, compensation expense that the Company recognizes beginning on May 1, 2006 includes compensation expense for all share options granted prior to, but not yet vested as of May 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Expected fiscal year 2007 share-based compensation expense determined in accordance with SFAS No. 123(R) is $2,298. Results for prior periods are not required to be, nor have they been, restated as a result of the adoption of SFAS No. 123(R).

Share-based compensation expense for the three months ended January 31, 2007 was $574, as compared to proforma compensation expense of $3,000 for the prior year. Share based compensation expense for the nine months ended January 31, 2007 was $1,722 as compared to proforma compensation expense of $9,000 in the prior year.

E. Defined Pension Plans

The Company has non-contributory defined benefit pension plans covering substantially all salaried and hourly employees. Effective April 30, 2005, no further benefits will be earned under the plans and no additional participants will be added to the plans. At April 30, 2006, the plans’ assets at fair value exceeded benefit obligations by $1.6 million. No contributions were paid to the plans during the nine months ended January 31, 2007, and the Company does not expect any contributions to be paid to the plans during the remainder of the current fiscal year.

Pension expense (income) consisted of the following (in thousands):

	Three months ended January 31, 2007	Three months ended January 31, 2006
Service Cost	$-0-	$-0-
Interest Cost	210	201
Expected return on plan assets	(346)	(309)
Amortization of prior service costs	-0-	-0-
Recognition of net loss	41	71

Net periodic pension cost (income)	$(95)	$(37)

	Nine months ended January 31, 2007	Nine months ended January 31, 2006
Service Cost	$-0-	$-0-
Interest Cost	631	597
Expected return on plan assets	(1,039)	(929)
Amortization of prior service costs	-0-	-0-
Recognition of net loss	122	202

Net periodic pension cost (income)	$(286)	$(130)

F. Credit Arrangements

In October 2006, the Company increased its bank revolving credit facility from $10 million to $12 million and extended the maturity date of the facility to December 31, 2007. Total outstanding advances under the credit facility were $6.0 million at January 31, 2007.

G. Recent Accounting Pronouncements

In October 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” The purpose of SFAS No. 157 is to provide users of financial statements with better information about the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings for the period. SFAS No. 157 also provides guidance on the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. This changes the definition of fair value to the price that would be received to sell an asset or paid to transfer a liability, (in other words, an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements. SAB 108 expresses the SEC staff’s view that a registrant’s materiality evaluation of an identified unadjusted error should quantify the effects of the error on each financial statement and related financial statement disclosures and that prior year misstatements should be considered in quantifying misstatements in current year financial statements. SAB 108 also states that correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction may be made the next time the registrant files the prior year financial statements. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment should be made to the opening balance of retained earnings for that year. Registrants should disclose the nature and amount of each individual error being corrected in the cumulative adjustment. The SEC staff encourages early application of the guidance in SAB 108 for interim period of the first fiscal year ending after November 15, 2006. The Company has not determined what impact, if any, SAB 108 will have its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” an amendment of FASB Statement Nos. 87, 88, 106, and 132(R). Post application of SFAS No. 158, an employer will continue to apply the provision in Statements 87, 88, and 106 when measuring plan assets and benefit obligations as of the date of its statement of financial position and in determining the amount of net periodic benefit cost. SFAS No. 158 requires the funded status of a benefit plan to be recognized in the statement of financial position, that is, the difference between plan assets at fair value and the benefit obligation. SFAS No. 158 further requires recognition of gains/losses and prior service costs or credits not recognized pursuant to SFAS No. 87 or SFAS No. 106. Additionally, the measurement date is to be the date of the employer’s fiscal year-end. Lastly, SFAS No. 158 requires disclosure in the financial statements of the effects from delayed recognition of gains/losses, prior service costs or credits, and transition assets or obligations. SFAS No. 158 is effective for years ending after December 15, 2006 for employers with publicly traded equity securities and as of the end of the fiscal year ended after June 15, 2007 for employers without publicly traded equity securities. The Company estimates the impact of adopting SFAS No. 158 will result in a charge to comprehensive income of $2.1 million at April 30, 2007, and a corresponding reduction in prepaid pension cost, related to net unrecognized losses under the plans.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides a comprehensive model for the recognition, measurement, presentation and disclosure in a company’s financial statements of uncertain tax positions taken, or expected to be taken, on a tax return. If an income tax position exceeds a more likely than not (i.e., greater than 50%) probability of success upon tax audit, the company will recognize an income tax benefit in its financial statements. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures consistent with the respective jurisdictional tax laws. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 in fiscal year 2008. The Company has not determined what impact, if any, FIN 48 will have on its financial position or results of operations.

Item 2. Management’s Discussion and Analysis

of Financial Condition and Results of Operations

The Company’s 2006 Annual Report to Stockholders contains management's discussion and analysis of financial condition and results of operations at and for the year ended April 30, 2006. The following discussion and analysis describes material changes in the Company’s financial condition since April 30, 2006. The analysis of results of operations compares the three and nine months ended January 31, 2007 with the comparable periods of the prior fiscal year.

Results of Operations

Sales for the three months ended January 31, 2007 were $18,041,000, an increase of 2% over sales of $17,724,000 in the same period last year. Modestly lower domestic sales were offset by increased sales to international customers. Incoming orders were strong during the quarter. The order backlog increased to $48.6 million at January 31, 2007, up from $34.3 million at October 31, 2006 and $36.4 million at April 30, 2006.

Sales for the nine months ended January 31, 2007 were $58,720,000, a decrease of 3% from sales of $60,351,000 in the same period last year. Lower domestic sales were partially offset by increased sales to international customers.

The gross profit margin for the three months ended January 31, 2007 was 20.1% of sales, as compared to 13.8% of sales in the comparable quarter of the prior year. The gross profit margin for the nine months ended January 31, 2007 was 18.4%, as compared to 15.4% in the comparable period of the prior year. The increases in gross profit margins for the three and nine months of the current year were primarily due to lower manufacturing costs attributed to realization of manufacturing efficiencies resulting from previous capital expenditures.

Other operating income of $884,000 for the nine months ended January 31, 2006 represented a gain from the sale of the Company’s Lockhart, Texas property.

Operating expenses for the three months ended January 31, 2007 were $2.8 million, or 15.7% of sales, as compared to $3.1 million, or 17.4% of sales, in the comparable period of the prior year. Operating expenses for the nine months ended January 31, 2007 were $8.4 million, or 14.2% of sales, as compared to $9.0 million, or 14.8% of sales, in the comparable period of the prior year. The decreases in operating expenses for the current year periods resulted primarily from cost control initiatives.

Operating earnings of $795,000 and $2,467,000 were recorded for the three and nine months ended January 31, 2007, respectively, compared to an operating loss of $633,000 and operating earnings of $1,249,000 recorded for the comparable periods of the prior year. Operating earnings for the nine months ended January 31, 2006 were favorably impacted by a gain of $884,000 from the sale of the Company’s Lockhart, Texas property.

Interest expense was $142,000 and $524,000 for the three and nine months ended January 31, 2007, respectively, compared to $112,000 and $317,000 for the same periods of the prior year. The increase in interest expense for the current year periods resulted from a combination of higher interest rates and higher borrowing levels.

Other expense was $11,000 and other income was $33,000 in the three and nine months ended January 31, 2007, respectively, compared to other income of $3,000 and other expense of $1,000 for the comparable periods of the prior year.

Income tax expenses of $207,000 and $613,000 were recorded for the three and nine months ended January 31, 2007, respectively, as compared to an income tax benefit of $268,000 and income tax expense of $326,000 recorded for the comparable periods of the prior year. The effective tax rate was 32.2% and 31.0% for the three and nine months ended January 31, 2007 and was 36.1% and 35.0% for the three and nine months ended January 31, 2006, respectively. The effective tax rates for each of the periods in the current and prior year differ from the statutory tax rate due to the impact of earned state and federal tax credits, as well as the impact of taxable income from subsidiaries in foreign countries with differing tax rates. The decreases in effective tax rates in the current year periods as compared to the prior year resulted primarily from the impact of increased earnings from subsidiaries in foreign countries with lower prevailing tax rates.

Minority interest related to the Company’s two foreign subsidiaries that are not 100% owned by the Company reduced net earnings by $114,000 and $340,000 for the three and nine months ended January 31, 2007, respectively, as compared to minority interest expense of $81,000 and $158,000 during the comparable periods of the prior year. The increases in minority interest for the current year periods resulted from increased earnings of the related subsidiaries.

Net earnings for the quarter were $321,000, or $0.13 per diluted share, as compared to a net loss of $555,000, or $0.22 per diluted share, in the same period last year. Net earnings for the nine months ended January 31, 2007 were $1,023,000, or $0.41 per diluted share. Net earnings for the comparable period of the prior year, which benefited from an after-tax gain of $540,000 related to the sale of the Company’s property in Texas, were $447,000, or $0.18 per diluted share. Excluding this gain on the sale of property, the net loss in the prior year period was $93,000, or $0.04 per diluted share.

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

The Company had working capital of $11.3 million at January 31, 2007, compared to $11.0 million at April 30, 2006. The ratio of current assets to current liabilities was 1.7-to-1 at January 31, 2007, as compared to 1.5-to-1 at April 30, 2006. At January 31, 2007, advances of $6,047,000 were outstanding under the credit facility. During the second quarter, the Company increased its bank revolving credit facility from $10 million to $12 million and extended the maturity date of the facility to December 31, 2007.

The Company’s operations provided cash of $4,881,000 during the nine months ended January 31, 2007. Cash was provided primarily from operations and a decrease in accounts receivable, which were partially offset by a decrease in accounts payable and other current liabilities. The Company’s operations provided cash of $1,094,000 during the nine months ended January 31, 2006. Cash was provided primarily from a decrease in accounts receivable and an increase in accounts payable and other current liabilities, which were partially offset by an increase in inventories.

During the nine months ended January 31, 2007, net cash of $1,429,000 was used by investing activities, primarily for capital expenditures. This compares to the net cash of $865,000 provided from investing activities in the same period of the prior year, which included $2,500,000 in proceeds from the sale of the Company’s Lockhart, Texas property, reduced by capital expenditures of $1,633,000.

The Company’s financing activities used cash of $2,915,000 during the nine months ended January 31, 2007. Cash used included $2,169,000 for reductions of short-term borrowings, $524,000 for cash dividends paid and payments on obligations of capital leases of $222,000. Financing activities used cash of $1,294,000 in the same period of the prior year, which included $2,301,000 to reduce bank overdrafts, $838,000 for scheduled repayments of long-term debt, $524,000 for cash dividends, and payments on obligations of capital leases of $99,000, which were partially offset by advances of $2,466,000 under the revolving credit facility.

Recent Accounting Pronouncements

In October 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” The purpose of SFAS No. 157 is to provide users of financial statements with better information about the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings for the period. SFAS No. 157 also provides guidance on the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. This changes the definition of fair value to the price that would be received to sell an asset or paid to transfer a liability, (in other words, an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements. SAB 108 expresses the SEC staff’s view that a registrant’s materiality evaluation of an identified unadjusted error should quantify the effects of the error on each financial statement and related financial statement disclosures and that prior year misstatements should be considered in quantifying misstatements in current year financial statements. SAB 108 also states that correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction may be made the next time the registrant files the prior year financial statements. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment should be made to the opening balance of retained earnings for that year. Registrants should disclose the nature and amount of each individual error being corrected in the cumulative adjustment. The SEC staff encourages early application of the guidance in SAB 108 for interim period of the first fiscal year ending after November 15, 2006. The Company has not determined what impact, if any, SAB 108 will have its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” an amendment of FASB Statement Nos. 87, 88, 106, and 132(R). Post application of SFAS No. 158, an employer will continue to apply the provision in Statements 87, 88, and 106 when measuring plan assets and benefit obligations as of the date of its statement of financial position and in determining the amount of net periodic benefit cost. SFAS No. 158 requires the funded status of a benefit plan to be recognized in the statement of financial position, that is, the difference between plan assets at fair value and the benefit obligation. SFAS No. 158 further requires recognition of gains/losses and prior service costs or credits not recognized pursuant to SFAS No. 87 or SFAS No. 106. Additionally, the measurement date is to be the date of the employer’s fiscal year-end. Lastly, SFAS No. 158 requires disclosure in the financial statements of the effects from delayed recognition of gains/losses, prior service costs or credits, and transition assets or obligations. SFAS No. 158 is effective for years ending after December 15, 2006 for employers with publicly traded equity securities and as of the end of the fiscal year ended after June 15, 2007 for employers without publicly traded equity securities. The Company estimates the impact of adopting SFAS No. 158 will result in a charge to comprehensive income of $2.1 million at April 30, 2007, and a corresponding reduction in prepaid pension cost, related to net unrecognized losses under the plans.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides a comprehensive model for the recognition, measurement, presentation and disclosure in a company’s financial statements of uncertain tax positions taken, or expected to be taken, on a tax return. If an income tax position exceeds a more likely than not (i.e., greater than 50%) probability of success upon tax audit, the company will recognize an income tax benefit in its financial statements. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures consistent with the respective jurisdictional tax laws. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 in fiscal year 2008. The Company has not determined what impact, if any, FIN 48 will have on its financial position or results of operations.

Outlook for Remainder of Fiscal Year 2007

While the Company’s ability to predict future demand for its products continues to be limited given, among other general economic factors affecting the Company and its markets, the Company’s role as subcontractor or supplier to dealers of subcontractors, the Company expects the last three months of fiscal year 2007 to be profitable. In addition to general economic factors affecting the Company and its markets, demand for the Company’s products is also dependent upon the number of laboratory construction projects planned and/or current progress in projects already under construction. The Company’s earnings are also impacted by increased costs of raw materials, including stainless steel, wood, and epoxy resin, and whether the Company is able to increase product prices to customers in amounts that correspond to such increases without materially and adversely affecting sales.

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

REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

A review of the interim financial information included in this Quarterly Report on Form 10-Q for the three months and nine months ended January 31, 2007 and January 31, 2006 has been performed by Cherry, Bekaert & Holland, L.L.P., the Company’s independent auditors. Their report on the interim financial information follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have reviewed the accompanying consolidated balance sheets of Kewaunee Scientific Corporation and its subsidiaries (the “Company”) as of January 31, 2007, and the related consolidated statements of operations for the three-month and nine-month periods ended January 31, 2007 and 2006 and the cash flows for the nine-month periods ended January 31, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

March 9, 2007

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures made on this matter in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and with the participation of the company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of January 31, 2007. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of January 31, 2007, the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that all material information required to be disclosed by the Company in its filings with the Securities and Exchange Commission is made known to them by others within the Company and its subsidiaries.

(b) Changes in internal controls

There were no significant changes in the Company’s internal controls or in other factors during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect these controls. As no significant deficiencies or material weaknesses were found, no corrective actions were taken.

PART II. OTHER INFORMATION

Item 6.	Exhibits

	31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEWAUNEE SCIENTIFIC CORPORATION
(Registrant)

Date: March 15, 2007	By	/s/ D. Michael Parker
D. Michael Parker
Senior Vice President, Finance and
Chief Financial Officer

23