Form 10-K
period 2007-04-30
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2007-07-18
CIK 55529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2007 or

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

The aggregate market value of shares of voting stock held by non-affiliates of the registrant was approximately $13,820,231, based on the last reported sale price of the registrant’s Common Stock on October 31, 2006, the last business day of the registrant’s most recently completed second fiscal quarter. Only shares beneficially owned by directors of the registrant (excluding shares subject to options) and each person owning more than 10% of the outstanding Common Stock of the registrant were excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of July 5, 2007, the registrant had outstanding 2,507,770 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: Those portions of the Company’s proxy statement for use in connection with Kewaunee Scientific Corporation’s annual meeting of stockholders to be held on August 22, 2007, indicated in this report are incorporated by reference into Part III hereof.

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

Our need for working capital and our credit practices are comparable to those of other companies manufacturing, selling, and installing similar products in similar markets. Since our products are used in building construction projects, in many cases payments for our laboratory products are received over longer periods of time than payments for many other types of manufactured products, thus requiring increased working capital. In addition, payment terms associated with certain projects provide for a retention amount until completion of the project, thus also increasing required working capital. On average, payments for our products are received during the quarter following shipment, with the exception of the retention amounts which are collected at the completion of the project.

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

Our business is not generally cyclical, although sales are sometimes lower during our third quarter because of slower construction activity in certain areas of the country during the winter months. Our business is not dependent on any one or a few customers; however, sales to our national distributor, VWR International, represented 13 percent, 14 percent, and 15 percent of our total sales in fiscal years 2007, 2006 and 2005, respectively.

Our order backlog at April 30, 2007 was $51.1 million, as compared to $36.4 million at April 30, 2006 and $40.6 million at April 30, 2005. All but $7.9 million of the backlog at April 30, 2007 was scheduled for shipment during fiscal year 2008; however, it may reasonably be expected that delays in shipments will occur because of customer rescheduling or delay in completion of projects which involve the installation of our products. Based on scheduled shipment dates and past experience, we expect that more than 80 percent of our order backlog at April 30, 2007 will be shipped during fiscal year 2008.

Segment Information

See Note 9 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for information concerning our Domestic and International business segments.

Competition

We consider the industries in which we compete to be highly competitive and believe that the principal competitive factors are price, product performance, and customer service. A significant portion of our business is based upon competitive public bidding.

Research and Development

The amount spent by us during the fiscal year ended April 30, 2007 on research and development activities related to new or re-designed products was $945,000. The amounts spent for similar purposes in the fiscal years ended April 30, 2006 and 2005 were $760,000 and $785,000, respectively.

Environmental Compliance

In the last three fiscal years, compliance with federal, state or local provisions enacted or adopted regulating the discharge of materials into the environment has had no material effect on us. There are no material capital expenditures anticipated for such purposes, and no material effect therefrom is anticipated on our earnings or competitive position.

Employees

At April 30, 2007, we had 433 domestic employees and 121 international employees.

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

Executive Officers of the Registrant

Included in Part III, Item 10(b) of this Annual Report on Form 10-K.

Item 1A. Risk Factors

You should carefully consider the following risks before you decide to buy shares of our common stock. If any of the following risks actually occur, our business, results of operations or financial condition would likely suffer. In such case, the trading price of our common stock would decline, and you may lose all or part of the money you paid to buy our stock.

This and other public reports may contain forward-looking statements based on current expectations, assumptions, estimates and projections about us and our industry. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those forward-looking statements as a result of many factors, as more fully described below and elsewhere in our public reports. We do not undertake to update publicly any forward-looking statements for any reasons, even if new information becomes available or other events occur in the future.

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

We have substantial sales to one large customer. That distributor accounted for 13% of our net sales in fiscal year 2007. Loss of all or a part of our sales to a large customer would have a material effect on our revenues and profits.

An increase in the price of raw materials could negatively affect our sales and profits.

Our principal raw materials are steel, including stainless steel, wood and epoxy resin. Numerous factors beyond our control, such as general economic conditions, competition, worldwide demand, labor costs, energy costs, and import duties and other trade restrictions, influence prices for our raw materials. In addition, consolidation among domestic integrated steel producers, changes in supply and demand in steel markets, the weakening United States dollar and other events have led to increased steel costs. The domestic steel market is heavily influenced by three major United States manufacturers. Worldwide demand for steel is strong. We have not always been able, and in the future we might not be able, to increase our product prices in amounts that correspond to increases in costs of raw materials, without materially and adversely affecting our sales and profits. We have not attempted to hedge against changes in prices of steel or other raw materials.

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

The implementation of a new information technology system may disrupt our operations.

Our ability to design, manufacture, market and service our products is dependent on information technology systems that encompass all of our major business functions. We are in the process of implementing a comprehensive enterprise resource planning (“ERP”) software system. This new ERP system will cover many areas of our business. System failure or malfunctioning may result in disruption of operations and the inability to process transactions and could adversely affect our financial results. If we encounter unforeseen delays or difficulties or significant increased costs in implementing our system, our business and financial condition could be adversely affected.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We own and operate three adjacent manufacturing facilities in Statesville, North Carolina. These facilities also house our corporate offices, as well as sales and marketing, administration, engineering and drafting personnel. These facilities together comprise approximately 382,000 square feet and are located on approximately 20 acres of land. In addition, at April 30, 2007, we leased our primary distribution facility and other warehouse facilities totaling 160,000 square feet in Statesville, North Carolina. We also lease and operate a manufacturing facility in Bangalore, India totaling approximately 16,000 square feet.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007
High	$9.10	$8.57	$11.47	$11.90
Low	$8.09	$7.38	$7.40	$9.64
Close	$8.79	$7.44	$9.78	$10.97

2006
High	$9.00	$10.18	$10.64	$9.25
Low	$6.68	$8.17	$8.66	$8.69
Close	$8.88	$8.48	$9.20	$8.85

As of July 5, 2007, we estimate there were approximately 1,000 stockholders of our common shares, of which 225 were stockholders of record. We paid cash dividends of $0.28 per share for each of the fiscal years 2007, 2006, and 2005. We currently expect to pay dividends in the future in line with our actual and anticipated future operating results.

Performance Graph

The graph below sets forth a comparison of the Company’s annual stockholder return with the annual stockholder return of (i) the Nasdaq Market Index, and (ii) an index of Nasdaq, non-financial companies with similar market capitalizations to the Company. The graph is based on an investment of $100 on May 1, 2002 (the first trading day of the Company’s fiscal year beginning on that date) in the Company’s common stock, assuming dividend reinvestment. The graph is not an indicator of the future performance of the Company. Thus, it should not be used to predict the future performance of the Company’s stock. The graph and related data were furnished by Hemscott, Inc., Richmond, Virginia.

In addition to the Company, the Similar Market Capitalization Index is comprised of the following companies: Amtech Systems, Inc.; Arotech Corporation; Jaco Electronics, Inc.; Max & Erma’s Restaurants, Inc.; Point.360; Pyramid Breweries Inc.; and Tripos, Inc. Consistent with the prior year, the Company used for an index companies with a market capitalization similar to that of the Company (the “Peer Group”). The Peer Group index was used because there exists no applicable published industry index or line-of-business index, and the Company does not believe it can reasonably identify a peer group of companies in its industry because the Company’s primary competitors are either divisions of larger corporations or are privately owned.

Securities Authorized for Issuance under Equity Compensation Plan

See Item 12 in this Form 10-K for a discussion of securities authorized for issuance under our equity compensation plans.

Item 6. Selected Financial Data

The following table sets forth our selected consolidated financial information for each of the five years ended April 30, 2007, 2006, 2005, 2004, and 2003; this information is derived from our audited Consolidated Financial Statements, the most recent three years of which appear elsewhere herein. The data presented below should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

	Year Ended April 30
$ and shares in thousands, except per share amounts	2007	2006	2005	2004	2003
OPERATING STATEMENT DATA:
Net sales	$81,441	$84,071	$73,481	$94,700	$71,163
Costs of products sold	66,355	71,663	60,997	79,011	58,451

Gross profit	15,086	12,408	12,484	15,689	12,712
Other operating income	—	884	—	—	—
Operating expenses	11,728	12,175	12,699	13,491	13,476

Operating earnings (loss)	3,358	1,117	(215)	2,198	(764)
Other income	53	50	2	319	96
Interest expense	(670)	(470)	(310)	(301)	(155)

Earnings (loss) before income taxes	2,741	697	(523)	2,216	(823)
Income tax expense (benefit)	902	288	(488)	621	(549)

Earnings (loss) before minority interests	1,839	409	(35)	1,595	(274)
Minority interests in subsidiaries	(299)	(216)	(112)	(133)	(68)

Net earnings (loss)	$1,540	$193	$(147)	$1,462	$(342)

Weighted average shares outstanding:
Basic	2,493	2,492	2,491	2,486	2,478
Diluted	2,495	2,493	2,495	2,497	2,485
PER SHARE DATA:
Net earnings (loss):
Basic	$0.62	$0.08	$(0.06)	$0.59	$(0.14)
Diluted	0.62	0.08	(0.06)	0.59	(0.14)
Cash dividends	0.28	0.28	0.28	0.28	0.28
Year-end book value	9.64	10.25	10.43	10.77	10.46

	As of April 30
$ in thousands	2007	2006	2005	2004	2003
BALANCE SHEET DATA:
Current assets	$28,514	$31,398	$26,780	$31,536	$24,986
Current liabilities	16,183	20,373	16,399	18,919	13,328
Net working capital	12,331	11,025	10,381	12,617	11,658
Net property, plant and equipment	11,255	11,163	10,730	11,362	11,791
Total assets	45,240	50,472	46,212	50,461	43,654
Total borrowings/long-term debt	4,325	9,059	5,127	9,045	3,346
Stockholders’ equity	24,048	25,546	25,989	26,791	25,938
OTHER DATA:
Capital expenditures	$1,724	$1,886	$976	$1,619	$3,143
Year-end stockholders of record	225	243	252	265	273
Year-end employees (domestic)	433	471	484	533	543

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

INTRODUCTION

We are a recognized leader in the design, manufacture, and installation of laboratory and technical furniture products. Laboratory furniture products include both steel and wood cabinetry, fume hoods, flexible systems, and worksurfaces. Technical furniture products include workstations, workbenches, computer enclosures, and network storage systems. Our headquarters and manufacturing facilities are located in Statesville, North Carolina. We also have subsidiaries in Singapore and Bangalore, India that serve the Asian and Middle East markets. Although only approximately 18.2% of our sales were through our international subsidiaries in fiscal year 2007 these sales are considered an important part of our long-term growth strategy.

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

REVENUE RECOGNITION

A portion of our product sales result from fixed-price construction contracts that involve a signed contract for a fixed price to provide our laboratory furniture and fume hoods for a construction project. We are usually in the role of a subcontractor, but in some cases may enter into a contract directly with the end-user of the products. Product sales resulting from fixed-price construction contracts are generated from multiple-element arrangements that require separate units of accounting and estimates regarding the fair value of individual elements. Our multiple-element arrangements that qualify as separate units of accounting are: product sales and installation services. Each of these elements represent individual units of accounting as the delivered item has value to a customer on a stand-alone basis, objective and reliable evidence of fair value exists for undelivered items, and arrangements normally do not contain a general right of return relative to the delivered item. We determine fair value based on the price of the deliverable when it is sold separately or based on third-party evidence. In accordance with the guidance in Emerging Issues Task Force (“EITF”) 00-21 “Revenue Arrangements with Multiple Deliverables,” we use the residual method to allocate the arrangement consideration when the arrangement does not indicate fair value of the product sale. Under the residual method, the amount of consideration allocated to the delivered item equals the total arrangement consideration less the aggregate fair value of the undelivered items. Assuming all other criteria for revenue recognition have been met, we recognize revenue for product sales at the date of shipment. Product sales resulting from purchase orders involve a purchase order received by us from our dealers or our stocking distributor. This category includes product sales for standard products, as well as products which require some customization. These sales are recognized under the terms of the purchase order which generally are freight on board (“FOB”) shipping point and do not include rights of return. Accordingly, sales are recognized at the time of shipment.

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

PENSION BENEFITS

We sponsor pension plans covering all employees who met eligibility requirements as of April 30, 2005. In February 2005, our pension plans were amended as of April 30, 2005. No further benefits have been, or will be, earned under the plans subsequent to the amendment date, and no additional participants have been, or will be, added to the plans. Several statistical and other factors, which attempt to anticipate future events, are used in calculating the expense and liability related to the pension plans. These factors include assumptions about the discount rate used to calculate and determine benefit obligations and expected return on plan assets within certain guidelines. The actuarial assumptions used by us may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, or longer or shorter life spans of participants. These differences may significantly affect the amount of pension income or expense recorded by us in future periods.

RESULTS OF OPERATIONS

Sales for fiscal year 2007 were $81.4 million, a decrease of 3% from fiscal year 2006 sales of $84.1 million. Domestic operations sales for the year were $66.6 million, a decrease of 8% from the prior year. As reflected in the growth of our order backlog, the domestic marketplace for laboratory products continued to be healthy during the year, particularly for larger laboratory products. However, the marketplace for small and mid-sized projects remained subdued and very price competitive. International operations sales for the year were $14.8 million, an increase of 23% over the prior year. International operations sales for the year benefited from a strengthening of our sales representation in the Asian and Middle East markets and a further expansion of our manufacturing capabilities in India.

Our order backlog was $51.2 million at April 30, 2007, as compared to $36.4 million at April 30, 2006, and $40.6 million at April 30, 2005. The increase in order backlog in fiscal year 2007 was due to the strong volume of incoming orders, both domestic and international, in the second half of the year.

Sales for fiscal year 2006 were $84.1 million, an increase of 14% from fiscal year 2005 sales of $73.4 million. Domestic operations sales for the year were $72.0 million, an increase of 6% over the prior year. Domestic selling prices declined during fiscal year 2006, as manufacturers reacted to excess manufacturing capacity in the marketplace. International operations sales for fiscal year 2006 were $12.0 million, an increase of 113% over the prior year.

Gross profit represented 18.5%, 14.8%, and 17.0% of sales in fiscal years 2007, 2006, and 2005, respectively. The increase in the gross profit margin in fiscal year 2007 from fiscal year 2006 was primarily due to improved manufacturing costs, continuing success in identifying new lower cost global supply sources for raw materials and components, and other cost improvement activities. The decrease in gross profit margin in fiscal year 2006 from fiscal year 2005 was due to a number of unfavorable factors. These included lower selling prices, increased costs of raw materials, particularly steel and epoxy resin, and increased costs of energy and transportation. We only had limited success in our efforts to pass on these added costs to customers. The unfavorable factors were partially offset by actions taken to reduce factory overhead, manufacturing costs, and material costs.

Other operating income of $884,000 in fiscal year 2006 resulted from the sale of our former plant site in Lockhart, Texas.

Operating expenses were $11.7 million, $12.2 million, and $12.7 million in fiscal years 2007, 2006, and 2005, respectively, and 14.4%, 14.5%, and 17.3% of sales, respectively. The decrease in operating expenses for fiscal year 2007 as compared to fiscal year 2006 was primarily due to a reduction in sales and marketing expenses of $368,000 and a decline of $182,000 in sales commission due to lower sales. The decrease in operating expenses for fiscal year 2006 as compared to fiscal year 2005 was primarily attributable to cost reduction activities during fiscal year 2006, the full benefit of workforce reductions made during the prior year, a decrease in pension expense of $251,000 resulting from the freezing of benefits in our pension plans as of April 30, 2005, and a reduction in bad debt expense of $232,000.

Other income was $53,000, $50,000, and $2,000 in fiscal years 2007, 2006, and 2005, respectively.

Interest expense was $670,000, $470,000, and $310,000 in fiscal years 2007, 2006, and 2005, respectively. The increased interest expense in fiscal year 2007 resulted primarily from higher interest rates paid and higher levels of bank borrowings and capital leases during the year. The increased interest expense in fiscal year 2006 resulted primarily from higher interest rates paid.

Income tax expense of $902,000, or 32.9% of pretax earnings, was recorded in fiscal year 2007. The effective tax rate for fiscal year 2007 differs from the statutory rate as it was increased by the impact of differing foreign tax rates and was decreased by the impact of state and federal tax credits.

Income tax expense of $288,000, or 41.3% of pretax earnings, was recorded in fiscal year 2006. The impact of earned state and federal tax credits in fiscal year 2006 was offset by a valuation allowance established against earned but unused tax credits. An income tax benefit of $488,000, or 93.3% of the pretax loss, was recorded in fiscal year 2005. The effective rate for fiscal year 2005 differs from the statutory rate due to the impact of state and federal tax credits. The effective rate for fiscal year 2005 was also impacted by the level of the pretax losses.

Minority interest related to our two subsidiaries that are not 100% owned by us were $299,000, $216,000, and $112,000, for fiscal years 2007, 2006, and 2005, respectively. The changes in minority interest for each year were due to changes in the net income of the subsidiaries.

Net earnings in fiscal year 2007 were $1,540,000, or $0.62 per diluted share. Net earnings in fiscal year 2006 were $193,000, or $0.08 per diluted share. Net earnings in fiscal year 2006 included a gain of $540,000 resulting from the sale of our former plant site in Lockhart, Texas. A net loss of $147,000, or $0.06 per diluted share, was reported for fiscal year 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity have historically been funds generated from operating activities, supplemented as needed by borrowings under our revolving credit facility. Additionally, certain machinery and equipment are financed by non-cancelable operating leases or capital leases. We believe that these sources of funds will be sufficient to support ongoing business requirements, including capital expenditures, through fiscal year 2008.

At April 30, 2007, we had advances of $3.5 million outstanding under an unsecured $12 million revolving credit facility. The credit facility matures in December 2007, and we intend to extend or replace it with a new facility prior to the maturity date, although there can be no assurance as to the availability or terms of any such extension or replacement.

During fiscal year 2003, we entered into a 10-year operating lease for a new distribution center in Statesville, North Carolina. This lease arrangement, as well as most of our leases for machinery and equipment, provides us with renewal and purchase options and certain early cancellation rights.

In fiscal year 2005, we began a project to purchase and install a new enterprise resource planning (ERP) system. The project is projected to have a total cost of $3.1 million and is expected to be completed in fiscal year 2008. We have entered into lease arrangements to fund the majority of the external costs of the project as costs are incurred. Costs of $300,000, $852,000 and $715,000 for the project were incurred and funded under operating and capital lease arrangements during fiscal years 2007, 2006 and 2005, respectively.

The following table summarizes the obligated cash payments including interest, if applicable, for the above commitments as of April 30, 2007:

PAYMENTS DUE BY PERIOD

($ in thousands)

Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	After 5 years
Operating Leases	$5,755	$1,441	$2,388	$1,574	$352
Capital Leases	989	431	548	10	—
Total Contractual Cash Obligations	$6,744	$1,872	$2,936	$1,584	$352

We do not have any off balance sheet obligations at April 30, 2007.

Operating activities provided cash of $8.7 million in fiscal year 2007, primarily from operating earnings, a reduction in accounts receivable, and an increase in deferred revenue. Operating activities used cash of $246,000 in fiscal year 2006 and provided cash of $3.1 million in fiscal year 2005. The primary uses of cash during fiscal year 2006 were increases in inventory and accounts receivable balances, partially offset by cash provided from operating earnings and an increase in accounts payable. Operations, along with a reduction in accounts receivable, were the primary sources of cash in fiscal year 2005. The majority of the April 30, 2007 accounts receivable balances are expected to be collected during the first quarter of fiscal year 2008, with the exception of retention amounts on fixed-price contracts which are collected when the entire construction project is completed and all retention funds are paid by the owner.

As discussed above, no further benefits have been, or will be, earned under our pension plans after April 30, 2005, and no additional participants have been, or will be, added to the plans. We did not make any contributions to the plans in fiscal years 2007 and 2006, and do not expect to make any contributions to the plans in fiscal year 2008.

Capital expenditures were $1.7 million, $1.9 million, and $1.0 million in fiscal years 2007, 2006, and 2005, respectively. Capital expenditures in fiscal year 2007 were funded primarily from cash generated by operating activities. Capital expenditures in fiscal year 2006 were funded primarily from cash generated by the sale of our property in Lockhart, Texas. Capital expenditures in fiscal year 2005 were funded primarily from cash generated by operating activities. Capital assets related to the ERP system in the amounts of $300,000, $580,000, and $440,000 were funded under capital leases in fiscal years 2007, 2006, and 2005, respectively. Fiscal year 2008 capital expenditures are anticipated to be approximately $1.0 million and are expected to be funded primarily by cash from operating activities.

Working capital increased to $12.3 million at April 30, 2007, from $11.0 million at April 30, 2006, and the ratio of current assets to current liabilities increased to 1.8-to-1 at April 30, 2007, from 1.5-to-1 at April 30, 2006. The increase in working capital for fiscal year 2007 was due to increases in cash and cash equivalents.

We paid cash dividends of $0.28 per share for each of the fiscal years 2007, 2006, and 2005. We expect to pay dividends in the future in line with our actual and anticipated future operating results.

RECENT ACCOUNTING STANDARDS

Adoption of SEC Staff Accounting Bulletin (“SAB”) No. 108 In September 2006, the SEC staff released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods of quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements, but its use can lead to the accumulation of misstatements in the balance sheet. The iron curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement.

In SAB 108, the SEC staff established an approach that required quantification of financial statement misstatements based on the effect of the misstatements on each of a company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods.

SAB 108 permits public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of May 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings.

During fiscal years 1998 through 2006 the Company overstated deferred income tax assets by a cumulative total amount of $421,000. Subsequent to the years in which the overstatements occurred, the Company discovered the errors and determined they were not material to the Company’s financial statements for the years in which they occurred. The Company elected to apply SAB 108 to correct the errors using the cumulative effect transition method.

The following table summarizes the effects on the related account balances of applying the guidance in SAB 108 as of May 1, 2006:

		Origination Period of Misstatement
$ in thousands	Adjustment	Years ended April 30
	at May 1, 2006	2006	2005	2004 and Prior
Decrease in deferred income tax assets	$421	$45	$61	$315
Decrease in net income	—	45	61	315
Decrease in retained earnings	421	—	—	—

New Accounting Standards In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48” or the “Interpretation”) which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. “Uncertainty in Income Taxes,” as used in the title of the new Interpretation, refers to uncertainty about how some transactions will be treated under the tax law. This uncertainty leads to questions about whether tax positions taken or to be taken on tax returns should be reflected in the financial statements before they are finally resolved with the taxing authorities. FIN 48 applies to all tax positions, regardless of their level of uncertainty or the nature of the position. However, the Interpretation’s recognition and measurement requirements are likely to have the most impact on positions for which current or future deductions may be disallowed or reduced in a tax examination. The Interpretation applies to situations where the uncertainty is about the timing of the deduction, the amount of the deduction, or the validity of the deduction. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the Company will adopt this Interpretation during the first quarter of fiscal year 2008. The Company has not yet determined the effect, if any, that the adoption of FIN 48 will have on its consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”), which establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements in both annual and interim reports. SFAS 157 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. SFAS 157 is effective for fair-value measures already required or permitted by other standards for financial statements issued for fiscal years beginning after November 15, 2007 and will be effective for the Company in fiscal year 2009. The Company has not yet determined the effect, if any, that the adoption of this standard will have on its consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which requires employers to recognize on their balance sheets the funded status of pension and other postretirement benefit plans. SFAS 158 also requires companies to recognize actuarial gains and losses, prior service cost, and any remaining transition amounts from the initial application of Statements 87 and 106 when recognizing a plan’s funded status, with the offset to accumulated other comprehensive income. The provisions of SFAS 158 are effective for fiscal years ending after December 15, 2006 and the Company has adopted this standard effective April 30, 2007. Adoption of this standard resulted in a $3.4 million decrease in other Non-Current Assets, a $2.1 million decrease in Other Comprehensive Income, a $1.1 million decrease in Deferred Tax Liabilities, and a $129,000 increase in Deferred Tax Assets.

In February 2007, the FASB issued SFAS No. 159, “the Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which allows measurement of specified financial instruments, warranty and insurance contracts at fair value on a contract by contract basis, with changes in fair value recognized in earnings in each period. SFAS 159 is effective at the beginning of the fiscal year that begins after November 15, 2007, and will be effective for the Company in fiscal year 2009. The Company has not yet determined the effect, if any, that the adoption of this standard will have on its consolidated financial position or results of operations.

SARBANES-OXLEY SECTION 404 REQUIREMENTS

On May 17, 2006, the U.S. Securities and Exchange Commission further extended the compliance dates for non-accelerated filers to include in their annual reports a report by management on our internal control over financial reporting and an accompanying auditor’s report. As a result, we must comply with this requirement for our year ending April 30, 2008.

OUTLOOK

While our ability to predict future demand for our products continues to be limited given, among other general economic factors affecting the Company and our markets, the Company’s role as subcontractor or supplier to dealers for subcontractors, we expect fiscal year 2008 to be profitable. In addition to general economic factors affecting the Company and our markets, demand for our products is also dependent upon the number of laboratory construction projects planned and/or current progress in projects already under construction. Our earnings are also impacted by increased costs of raw materials, including stainless steel, wood, and epoxy resin, and whether we are able to increase product prices to customers in amounts that correspond to such increases without materially and adversely affecting sales.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in the area of interest rates. This exposure is associated with amounts outstanding under our bank note, certain lease obligations for production machinery, and advances under our revolving credit loan, all of which are priced on a floating rate basis. The principal balance under the revolving credit loan was $3.5 million at April 30, 2007. We believe that this exposure to market risk is not material.

Item 8. Financial Statements and Supplementary Data

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

MANAGEMENT’S REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

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

Management maintains internal accounting control systems and related policies and procedures designed to provide reasonable assurance that assets are safeguarded, that transactions are properly recorded and executed in accordance with management’s authorization, and that accounting records may be relied upon for the preparation of financial statements and other financial information. The design, monitoring, and revision of internal accounting control systems involve, among other things, management’s judgment with respect to the relative costs and expected benefits of specific control measures. The Company’s consolidated financial statements have been audited by independent accountants who have expressed their opinion with respect to the fairness of those statements. Their audits included consideration of the Company’s internal accounting control systems over financial reporting and related policies and procedures as basis for designing appropriate audit procedures, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. They advise management and the Audit Committee of significant matters resulting from their audits.

The Audit Committee of the Board of Directors, which is composed solely of directors who are not officers or employees of the Company, selects the independent accountants for the annual audit of the consolidated financial statements and meets with management and the independent accountants to discuss the scope and findings of audits and financial reporting and internal control matters.

D. Michael Parker

Senior Vice President, Finance

Chief Financial Officer

July 12, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS

OF KEWAUNEE SCIENTIFIC CORPORATION

We have audited the accompanying consolidated balance sheets of Kewaunee Scientific Corporation, and subsidiaries (the Company) as of April 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kewaunee Scientific Corporation and its subsidiaries at April 30, 2007 and 2006, and the consolidated results of their operations and their cash flows for the years ended April 30, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in the notes to the consolidated financials statements, the Company: (1) effective April 30, 2007, began to recognize the funded status of its benefit plan in its consolidated balance sheet to conform to Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R), and (2) effective April 30, 2007, the Company adopted the dual method of evaluating errors, as required by Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”

CHERRY, BEKAERT & HOLLAND, L.L.P.

Charlotte, North Carolina

July 12, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS

OF KEWAUNEE SCIENTIFIC CORPORATION

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Kewaunee Scientific Corporation and its subsidiaries at April 30, 2005, and the results of its operations and its cash flows for the year ended April 30, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended April 30, 2005 listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Charlotte, North Carolina

June 15, 2005

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended April 30	Kewaunee Scientific Corporation

$ and shares in thousands, except per share amounts	2007	2006	2005
Net sales	$81,441	$84,071	$73,481
Costs of products sold	66,355	71,663	60,997

Gross profit	15,086	12,408	12,484
Other operating income	—	884	—
Operating expenses	11,728	12,175	12,699

Operating earnings (loss)	3,358	1,117	(215)
Other income	53	50	2
Interest expense	(670)	(470)	(310)

Earnings (loss) before income taxes	2,741	697	(523)
Income tax (benefit) expense	902	288	(488)

Earnings (loss) before minority interests	1,839	409	(35)
Minority Interests in subsidiaries	(299)	(216)	(112)

Net earnings (loss)	$1,540	$193	$(147)

Net earnings (loss) per share
Basic	$0.62	$0.08	$(0.06)
Diluted	$0.62	$0.08	$(0.06)

Weighted average number of
Common shares outstanding
Basic	2,493	2,492	2,491
Diluted	2,495	2,493	2,495

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Kewaunee Scientific Corporation

$ in thousands, except per share amounts	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Balance at April 30, 2004	$6,550	$141	$20,876	$36	$(812)	$26,791
Net loss	—	—	(147)	—	—	(147)
Cash dividends declared, $.28 per share	—	—	(698)	—	—	(698)
Stock options exercised, 3,500 shares	—	3	—	—	22	25
Foreign currency translation adjustments	—	—	—	7	—	7
Change in fair value of cash flow hedge, net of tax	—	—	—	11	—	11

Balance at April 30, 2005	6,550	144	20,031	54	(790)	25,989

Net earnings	—	—	193	—	—	193
Cash dividends declared, $.28 per share	—	—	(698)	—	—	(698)
Stock options exercised, 500 shares	—	—	—	—	3	3
Foreign currency translation adjustments	—	—	—	57	—	57
Change in fair value of cash flow hedge, net of tax	—	—	—	2	—	2

Balance at April 30, 2006	6,550	144	19,526	113	(787)	25,546

Net earnings	—	—	1,540	—	—	1,540
Cash dividends declared, $.28 per share	—	—	(698)	—	—	(698)
Stock options exercised, 2,500 shares	—	11	—	—	16	27
Foreign currency translation adjustments	—	—	—	166	—	166
Cumulative effect of adoption of SAB No. 108			(421)			(421)
Adoption of SFAS No. 158, net of tax	—	—	—	(2,112)	—	(2,112)

Balance at April 30, 2007	$6,550	$155	$19,947	$(1,833)	$(771)	$24,048

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

April 30	Kewaunee Scientific Corporation

$ and shares in thousands, except per share amounts	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$2,231	$929
Restricted cash	372	399
Receivables, less allowance: $262 (2007); $450 (2006)	19,061	23,199
Inventories	5,869	5,860
Deferred income taxes	297	378
Prepaid expenses and other current assets	684	633

Total Current Assets	28,514	31,398

Property, Plant and Equipment, Net	11,255	11,163

Other Assets
Prepaid pension cost	1,911	4,898
Deferred income taxes	129	—
Other	3,431	3,013

Total Other Assets	5,471	7,911

Total Assets	$45,240	$50,472

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$3,489	$8,216
Current obligations under capital leases	360	260
Accounts payable	8,437	9,074
Employee compensation and amounts withheld	1,416	1,297
Deferred revenue	1,672	535
Other accrued expenses	809	991

Total Current Liabilities	16,183	20,373

Obligations under capital leases	476	583
Deferred income taxes	—	247
Accrued employee benefit plan costs	3,351	2,905
Minority interest in subsidiaries	1,182	818

Total Liabilities	21,192	24,926

Commitments and Contingencies (Note 7)
Stockholders’ Equity
Common stock, $2.50 par value, Authorized- 5,000 shares;
Issued- 2,620 shares; Outstanding-2,495 shares (2007) 2,492 shares (2006)	6,550	6,550
Additional paid-in-capital	155	144
Retained earnings	19,947	19,526
Accumulated other comprehensive income (loss)	(1,833)	113
Common stock in treasury, at cost: 125 shares (2007); 128 shares (2006)	(771)	(787)

Total Stockholders’ Equity	24,048	25,546

Total Liabilities and Stockholders’ Equity	$45,240	$50,472

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended April 30	Kewaunee Scientific Corporation

$ in thousands	2007	2006	2005
Cash Flows from Operating Activities
Net earnings (loss)	$1,540	$193	$(147)
Adjustments to reconcile net earnings (loss) to net cash
Provided by (used in) operating activities:
Depreciation	1,952	2,027	2,048
Bad debt provision	136	288	520
Provision (benefit) for deferred income tax expense	541	(66)	(562)
Gain on disposal of property, plant and equipment	—	(884)	—
Decrease (increase) in prepaid income taxes	—	94	71
Decrease (increase) in receivables	4,002	(1,804)	2,784
(Increase) decrease in inventories	(9)	(2,318)	743
Increase in prepaid pension cost	(382)	(167)	(1,861)
(Decrease) increase in accounts payable and other accrued expenses	(700)	3,345	(1,636)
Increase (decrease) in deferred revenue	1,137	(726)	109
Other, net	488	(228)	1,074

Net cash provided by (used in) operating activities	8,705	(246)	3,143

Cash Flows from Investing Activities
Capital expenditures	(1,724)	(1,886)	(976)
Proceeds from sale of property, plant and equipment	—	2,500	—
Increase (decrease) in restricted cash	27	(20)	(17)

Net cash (used in) provided by investing activities	(1,697)	594	(993)

Cash Flows from Financing Activities
(Decrease) increase in bank overdraft	—	(2,301)	2,301
Dividends paid	(698)	(698)	(698)
Net (decrease) increase in short-term borrowings	(4,727)	4,438	(3,218)
Payments on long-term debt	—	(931)	(1,118)
Payments of capital leases	(308)	(155)	(22)
Proceeds from exercise of stock options (including tax benefit)	27	3	25

Net cash (used in) provided by financing activities	(5,706)	356	(2,730)

Increase (decrease) in Cash and Cash Equivalents	1,302	704	(580)
Cash and Cash Equivalents at Beginning of Year	929	225	805

Cash and Cash Equivalents at End of Year	$2,231	$929	$225

Supplemental Disclosure of Cash Flow Information
Interest paid	$678	$388	$314
Income taxes paid (refunded)	19	(145)	40
Purchase of fixed assets under capital leases	300	580	440

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

Kewaunee Scientific Corporation (the “Company”) is a manufacturer of laboratory and technical furniture, including steel and wood laboratory cabinetry, fume hoods, flexible systems, worksurfaces, workstations, workbenches, and computer enclosures. The Company’s sales are made through purchase orders and contracts submitted by customers, dealers and agents, a national stocking distributor, competitive bids submitted by the Company, and its subsidiaries located in Singapore and Bangalore, India. The majority of the Company’s products are sold to customers located in North America, primarily within the United States. The Company’s laboratory products are used in chemistry, physics, biology, and other general science laboratories in the pharmaceutical, biotechnology, industrial, chemical, commercial, educational, government, and health care markets. Technical products are used in facilities manufacturing computers and light electronics, and by users of computer and networking furniture.

Principles of Consolidation The Company’s consolidated financial statements include the accounts of Kewaunee Scientific Corporation and its three international subsidiaries. A brief description of each subsidiary, along with the amount of the Company’s controlling financial interests, is as follows: (1) Kewaunee Labway Asia Pte. Ltd., a dealer for the Company’s products in Singapore, is 51% owned by the Company; (2) Kewaunee Labway India Pvt. Ltd., a dealer for the Company’s products in Bangalore, India, is 95% owned by Kewaunee Labway Asia; and (3) Kewaunee Scientific Corporation India Pvt. Ltd. in Bangalore, India, a manufacturing and assembly operation, is 100% owned by the Company. All intercompany balances, transactions, and profits have been eliminated. Included in the consolidated balance sheets are net assets of $2,031,000 and $1,203,000 at April 30, 2007 and 2006, respectively, of the Company’s subsidiaries. Net sales by the Company’s subsidiaries in the amount of $14,856,000, $12,044,000, and $5,643,000 were included in the consolidated statement of operations for fiscal years 2007, 2006, and 2005, respectively.

Cash and Cash Equivalents Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less. During the years ended April 30, 2007 and 2006, the Company had cash deposits in excess of FDIC insured limits. The Company has not experienced any losses from such deposits.

Restricted Cash Restricted cash includes bank deposits of a subsidiary used for performance guarantees against customer orders.

Allowance for Doubtful Accounts The Company evaluates the collectibility of its trade accounts receivable based on a number of factors. In circumstances where management is aware of a customer’s inability to meet its financial obligations to the Company, or a project dispute makes it unlikely that all of the receivable owed by a customer will be collected, a specific reserve for bad debts is estimated and recorded, to reduce the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, a general reserve for bad debts is estimated and recorded based on the customer’s recent past loss history and an overall assessment of past due trade accounts receivable amounts outstanding. Accounts are written off when it is clearly established that the receivable is a bad debt.

Inventories Inventories are valued at the lower of cost or market. The cost of the majority of inventories is measured on the last in, first out (“LIFO”) method. The LIFO method allocates the most recent costs to cost of products sold; and, therefore, recognizes into operating results fluctuations in costs of raw materials more quickly than other methods. Other inventories consisted of foreign inventories and are measured at actual cost.

Property, Plant and Equipment Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is determined for financial reporting purposes principally on the straight-line method over the estimated useful lives of the individual assets or, for leaseholds, over the terms of the related leases, if shorter. Property, plant and equipment consisted of the following at April 30:

$ in thousands	2007	2006	Useful Life
Land	$41	$41
Building and improvements	9,932	9,552	10-40 years
Machinery and equipment	27,123	25,828	5-10 years

Total	37,086	35,421
Less accumulated depreciation	(25,841)	(24,258)

Net property, plant & equipment	$11,255	$11,163

Management reviews the carrying value of property, plant and equipment for impairment whenever changes in circumstances or events indicate that such carrying value may not be recoverable. If projected undiscounted cash flows are not sufficient to recover the carrying value of the potentially impaired asset the carrying value is reduced to fair value. At April 30, 2007 and 2006, equipment financed under capital leases with a cost of $1,320,000 and $1,020,000, respectively, was included in machinery and equipment.

Other Assets Other assets at April 30, 2007 and 2006 include $3,284,000 and $2,856,000, respectively, of assets held in a trust account for non-qualified benefit plans and $147,000 and $156,000, respectively, of cash surrender values of life insurance policies.

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

Sales Recognition Product sales are generally recognized at the date of shipment, or when customers have purchased and accepted title to the goods, but because of construction delays, have requested that the Company temporarily store the finished goods on the customer’s behalf. Deferred revenue consists of customer deposits and advance billings of the Company’s products where sales have not yet been recognized. Service revenue for installation of product sold is recognized as the installation services are performed. Accounts receivable includes retainage in the amounts of $1,689,000 and $2,604,000 at April 30, 2007 and 2006, respectively. Shipping and handling costs are included in cost of sales. Because of the nature and quality of the Company’s products, any warranty issues are determined in a relatively short period after the sale and are infrequent in nature, and as such, warranty costs are expensed as incurred.

Product sales resulting from fixed-price construction contracts involve a signed contract for a fixed price to provide the Company’s laboratory furniture and fume hoods for a construction project. The Company is usually in the role of a subcontractor, but in some cases may enter into a contract directly with the end-user of the products. Product sales resulting from fixed-price construction contracts are generated from multiple-element arrangements that require separate units of accounting and estimates regarding the fair value of individual elements. The Company has determined that its multiple-element arrangements that qualify as separate units of accounting are: product sales and installation services. Each of these elements represent individual units of accounting as the delivered item has value to a customer on a stand-alone basis, objective and reliable evidence of fair value exists for undelivered items, and arrangements normally do not contain a general right of return relative to the delivered item. The Company determines fair value based on the price of the deliverable when it is sold separately or based on third-party evidence. In accordance with the guidance in EITF 00-21, the Company uses the residual method to allocate the arrangement consideration when the arrangement does not indicate fair value of the product sale. Under the residual method, the amount of consideration allocated to the delivered item equals the total arrangement consideration less the aggregate fair value of the undelivered items. Assuming all other criteria for revenue recognition have been met, the Company recognizes revenue for product sales at the date of shipment.

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

Credit Concentration Credit risk is generally not concentrated with any one customer or industry, although the Company does enter into large contracts with individual customers from time-to-time. The Company performs credit evaluations of its customers. Revenues from the Company’s national stocking distributor, VWR International, represented 13%, 14%, and 15% of the Company’s total sales in fiscal years 2007, 2006, and 2005, respectively.

Income Taxes Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Advertising Costs Advertising costs are expensed as incurred, including trade shows, training materials, sales samples, and other related expenses. Advertising costs for the years ended April 30, 2007, 2006, and 2005 were $208,000, $282,000, and $329,000, respectively.

Derivative Financial Instruments The Company records derivatives on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The nature of the Company’s business activities involves the management of various financial and market risks, including those related to changes in interest rates. The Company employs derivative financial instruments, such as interest rate swap contracts, to mitigate certain of those risks. The Company does not enter into derivative instruments for speculative purposes. There were no derivative financial instruments as of April 30, 2007.

Foreign Currency Translation The financial statements of subsidiaries located outside the United States are measured using the local currency as the functional currency. Assets and liabilities of the Company’s foreign subsidiaries are translated into United States dollars at year-end exchange rates. Sales, expenses, and cash flows are translated at weighed average exchange rates for each period. Net translation gains or losses are included in other comprehensive income, a separate component of stockholders’ equity. The Company does not provide for U.S. income taxes on foreign currency translation adjustments, since it does not provide for such taxes on undistributed earnings of foreign subsidiaries. Gains and losses from foreign currency transactions of these subsidiaries are included in net earnings.

Earnings Per Share Basic earnings per share is based on the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the assumed exercise and conversion of outstanding options under the Company’s stock option plans, except when options have an antidilutive effect. Options to purchase 27,500 shares of common stock at a price of $12.00 and 151,600 shares at prices of $9.10 to $12.00 were outstanding at April 30, 2007 and 2006, respectively, but were not included in the computation of diluted EPS because the option exercise prices were greater than the average market price of the common shares at that date, and, accordingly, such options would have an antidilutive effect.

Accounting for Stock Options Prior to May 1, 2006, the Company accounted for its stock-based compensation using the intrinsic value method of Accounting Principles Bulletin (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company provided pro forma disclosure in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” as if the fair-value method of SFAS No. 123, “Accounting for Stock-Based Compensation,” had been applied to stock-based compensation. In accordance with APB Opinion No. 25, no stock-based compensation cost was reflected in the Company’s prior year net income for grants of stock options to employees because the Company granted stock options with an exercise price equal to the market value of the stock on the date of grant. Through fiscal year 2003, the Company used stock options as its primary long-term incentive plan for officers. The Company has not granted any stock options since fiscal year 2003.

Had the Company used the fair-value based accounting method for stock compensation expense prescribed by SFAS Nos. 123 and 148 for the fiscal years ended April 30, 2006 and 2005, the Company’s net earnings would have been reduced to the pro forma amounts set forth below:

$ in thousands, except per share amounts	2006	2005
Net earnings (loss) as reported	$193	$(147)
Pro forma compensation cost	—	(23)

Net earnings (loss) pro forma	$193	$(170)

Net earnings (loss) per share – Basic
As reported	$0.08	$(0.06)
Pro forma	0.08	(0.07)

Net earnings (loss) per share – Diluted
As reported	$0.08	$(0.06)
Pro forma	0.08	(0.07)

Effective May 1, 2006, the Company adopted the fair-value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified prospective transition method and, therefore, has not restated results for prior periods. Under this transition method, the Company recorded stock-based compensation expense for the fiscal year ended April 30, 2007 of $1,000 for all stock-based compensation awards granted prior to, but not yet vested as of, April 30, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123.

Adoption of SEC Staff Accounting Bulletin (“SAB”) No. 108 In September 2006, the SEC staff released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods of quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements, but its use can lead to the accumulation of misstatements in the balance sheet. The iron curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement.

In SAB 108, the SEC staff established an approach that required quantification of financial statement misstatements based on the effect of the misstatements on each of the Company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods.

SAB 108 permits public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of May 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings.

During fiscal years 1998 through 2006 the Company overstated deferred income tax assets by a cumulative total amount of $421,000. Subsequent to the years in which the overstatements occurred, the Company discovered the errors and determined they were not material to the Company’s financial statements for the years in which they occurred. The Company elected to apply SAB 108 to correct the errors using the cumulative effect transition method.

The following table summarizes the effects on the related account balances of applying the guidance in SAB 108 as of May 1, 2006:

		Origination Period of Misstatement
$ in thousands	Adjustment	Years ended April 30
	at May 1, 2006	2006	2005	2004 and Prior
Decrease in deferred income tax assets	$421	$45	$61	$315
Decrease in net income	—	45	61	315
Decrease in retained earnings	421	—	—	—

New Accounting Standards In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48” or the “Interpretation”) which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. “Uncertainty in Income Taxes,” as used in the title of the new Interpretation, refers to uncertainty about how some transactions will be treated under the tax law. This uncertainty leads to questions about whether tax positions taken or to be taken on tax returns should be reflected in the financial statements before they are finally resolved with the taxing authorities. FIN 48 applies to all tax positions, regardless of their level of uncertainty or the nature of the position. However, the Interpretation’s recognition and measurement requirements are likely to have the most impact on positions for which current or future deductions may be disallowed or reduced in a tax examination. The Interpretation applies to situations where the uncertainty is about the timing of the deduction, the amount of the deduction, or the validity of the deduction. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the Company will adopt this Interpretation during the first quarter of fiscal year 2008. The Company has not yet determined the effect, if any, that the adoption of FIN 48 will have on its consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”), which establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements in both annual and interim reports. SFAS 157 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. SFAS 157 is effective for fair-value measures already required or permitted by other standards for financial statements issued for fiscal years beginning after November 15, 2007 and will be effective for the Company in fiscal year 2009. The Company has not yet determined the effect, if any, that the adoption of this standard will have on its consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which requires employers to recognize on their balance sheets the funded status of pension and other postretirement benefit plans. SFAS 158 also requires companies to recognize actuarial gains and losses, prior service cost, and any remaining transition amounts from the initial application of Statements 87 and 106 when recognizing a plan’s funded status, with the offset to accumulated other comprehensive income. The provisions of SFAS 158 are effective for fiscal years ending after December 15, 2006 and the Company has adopted this standard effective April 30, 2007. Adoption of this standard resulted in a $3.4 million decrease in other Non-Current Assets, a $2.1 million decrease in Other Comprehensive Income, a $1.1 million decrease in Deferred Tax Liabilities and a $129,000 increase in Deferred Tax Assets.

In February 2007, the FASB issued SFAS No. 159, “the Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which allows measurement of specified financial instruments, warranty and insurance contracts at fair value on a contract by contract basis, with changes in fair value recognized in earnings in each period. SFAS 159 is effective at the beginning of the fiscal year that begins after November 15, 2007, and will be effective for the Company in fiscal year 2009. The Company has not yet determined the effect, if any, that the adoption of this standard will have on its consolidated financial position or results of operations.

Note 2—Inventories

Inventories consisted of the following at April 30:

$ in thousands	2007	2006
Finished goods	$1,243	$1,653
Work-in-process	1,257	745
Materials and components	3,369	3,462

Total inventories	$5,869	$5,860

If inventories had been determined using the first-in, first-out (FIFO) method at April 30, 2007 and 2006, reported inventories would have been $2.0 million and $2.4 million greater, respectively. During fiscal year 2007, the levels of inventories were reduced and the current year LIFO index was less than 100% due to lower material costs. This reduction resulted in a liquidation of LIFO inventory quantities carried at higher costs prevailing in prior years as compared with the cost of fiscal year 2007 purchases, the effect of which decreased the cost of sales by $413,000. During fiscal year 2006, the current year LIFO index was less than 100% which decreased the cost of sales by $52,000.

Note 3—Long-term Debt and Other Credit Arrangements

The Company has an unsecured revolving credit facility for borrowings of up to $12 million that expires in December 2007. There were advances of $3,489,000 outstanding under this facility as of April 30, 2007. Monthly interest payments are payable under the facility calculated at the lower of (1) the LIBOR Market Index Rate plus 1.75%, or (2) the lender’s Prime Rate minus 1.00%. The borrowing rate was 7.07% and 6.75% at April 30, 2007 and 2006, respectively. The loan includes a financial covenant with respect to the Company’s tangible net worth. At April 30, 2007 the Company was in compliance with the financial covenant.

In fiscal years 2007, 2006, and 2005, the Company entered into several lease arrangements to fund a new Enterprise Resource Planning (ERP) system that were classified as capital leases for accounting purposes. The lease arrangements were primarily for software costs and have a term of 44 months. Scheduled lease payments, including interest, are $431,000 for fiscal year 2008.

Note 4—Income Taxes

Income tax expense (benefit) consisted of the following:

$ in thousands	2007	2006	2005
Current tax expense (benefit):
Federal	$(72)	$219	$(114)
State and local	(4)	(215)	(32)
Foreign	437	350	220

Total current tax expense	361	354	74

Deferred tax expense (benefit):
Foreign	(5)	(18)	(1)
Federal	438	(307)	(505)
State and local	108	259	(56)

Total deferred tax expense (benefit)	541	(66)	(562)

Net income tax expense (benefit)	$902	$288	$(488)

The reasons for the differences between the above net income tax expense (benefit) and the amounts computed by applying the statutory federal income tax rates to earnings before income taxes are as follows:

$ in thousands	2007	2006	2005
Income tax expense (benefit) at statutory rate	$834	$237	$(215)
State and local taxes, net of federal income tax benefit (expense)	57	(59)	(56)
Tax credits	(45)	(52)	(247)
Effects of differing US and foreign tax rates	57	(26)	48
Increase in valuation allowance	11	88	—
Other items, net	(12)	100	(18)

Net income tax expense (benefit)	$902	$288	$(488)

Significant items comprising deferred tax assets and liabilities as of April 30 were as follows:

$ in thousands	2007	2006
Deferred tax assets:
Accrued employee benefit expenses	$87	$89
Allowance for doubtful accounts	98	168
Inventory reserves and capitalized costs	89	104
Deferred compensation	1,250	1,084
Net operating loss carryforwards	221	865
Tax credits	982	1,305
Prepaid pension (SFAS No. 158 adjustment)	1,257	—
Other	33	46

Total deferred tax assets	4,017	3,661

Deferred tax liabilities:
Book basis in excess of tax basis of property, plant and equipment	(1,517)	(1,578)
Prepaid pension	(1,969)	(1,827)
Other	(37)	(37)

Total deferred tax liabilities	(3,523)	(3,442)

Less: valuation allowance	(69)	(88)

Net deferred tax assets	$425	$131

At April 30, 2007, the Company had federal tax loss carryforwards in the amount of $151,000 expiring beginning in 2025 and state loss carryforwards in the amount of $70,000 expiring at various times, primarily beginning in 2018. The Company also had tax credit carryforwards in the amount of $440,000 expiring beginning in 2020 and state tax credit carryforwards in the amount of $542,000 expiring beginning in 2007. Due to the expiration schedule of the state credits and a review of future taxable income required to utilize such credits before their expiration, a valuation allowance in the amount of $69,000 was recorded at April 30, 2007 to reflect the potential expiration of a portion of the credits in future years.

Note 5—Stock Options

During fiscal year 1992, the stockholders approved the 1991 Key Employee Stock Option Plan, and the plan was subsequently amended to increase the number of shares available for options under the plan to 230,000. During fiscal year 2001, the stockholders approved the 2000 Key Employee Stock Option Plan, which allowed the Company to grant options on 100,000 shares of the Company’s common stock. Under both plans, options are granted at not less than the fair market value at the date of grant and options are exercisable in such installments, for such terms (up to 10 years), and at such times, as the Board of Directors may determine at the time of the grant. At April 30, 2007, there were no shares available for future grants under the 1991 plan, and there were 41,100 shares available for future grants under the 2000 plan. No options were granted in fiscal years 2007, 2006, and 2005.

The Company utilized treasury stock to satisfy stock options exercised during fiscal years 2007, 2006 and 2005. Stock option activity and weighted average exercise price is summarized as follows:

	2007		2006		2005
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	159,780	$10.03	177,100	$9.93	191,100	$9.81
Granted	—	—	—	—	—	—
Canceled	(6,750)	9.78	(10,000)	9.27	(10,500)	9.80
Exercised	(2,500)	8.13	(500)	2.75	(3,500)	3.79
Outstanding at end of year	157,350	10.03	166,600	9.99	177,100	9.93
Exercisable at end of year	157,350	10.03	159,780	10.03	152,117	10.04

The options outstanding and exercisable and the weighted average exercise price within the following price ranges at April 30, 2007 are as follows:

Exercise price range	$8.125-$9.55	$9.95-$12.00
Options outstanding and exercisable	71,250	86,100
Weighted average exercise price	$9.12	$10.79
Weighted average remaining contractual life (years)	4.04	2.44

Note 6—Accumulated Other Comprehensive Income

The Company’s other comprehensive income (loss) consists of unrealized gains and losses on the translation of the assets, liabilities, and equity of its foreign subsidiaries, unrecognized gains and losses on cash flow hedges (consisting of interest rate swaps), and additional minimum pension liability adjustments, net of income taxes.

The before tax income (loss), related income tax effect, and accumulated balances are as follows:

$ in thousands	Foreign Currency Translation Adjustment	Unrecognized Gains (Losses) On Cash Flow Hedge	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at April 30, 2004	$49	$(13)	$—	$36
Other comprehensive income	7	11	—	18
Balance at April 30, 2005	56	(2)	—	54
Other comprehensive income	57	2	—	59
Balance at April 30, 2006	113	—	—	113
Other comprehensive income	166	—	—	166
Adoption of SFAS No. 158	—	—	(3,369)	(3,369)
Income tax effect of SFAS No. 158	—	—	1,257	1,257
Balance at April 30, 2007	$279	—	$(2,112)	$(1,833)

The Company’s total comprehensive income (loss) for fiscal years 2007, 2006, and 2005 is summarized as follows:

$ in thousands	2007	2006	2005
Net earnings (loss)	$1,540	$193	$(147)
Other comprehensive income	166	59	18

Total comprehensive income (loss)	$1,706	$252	$(129)

Note 7—Commitments and Contingencies

During fiscal years 2007, 2006 and 2005, the Company entered into several leases related to the implementation of a new ERP System that were classified as capital leases. The Company entered into a 10-year operating lease for a new distribution center in fiscal year 2003. The Company also leases some of its machinery and equipment under non-cancelable operating leases. Most of these leases provide the Company with renewal and purchase options, and most leases of machinery and equipment have certain early cancellation rights. Rent expense for these operating leases was $1,892,000, $1,637,000, and $1,302,000 in fiscal years 2007, 2006, and 2005, respectively. Future minimum payments under the above non-cancelable lease arrangements for the years ended April 30 are as follows:

$ in thousands	Operating	Capital
2008	$1,441	$431
2009	1,309	367
2010	1,079	181
2011	839	10
2012	735	—
Thereafter	352	—

Total minimum lease payments	5,755	989

Less: amount representing interest	—	(153)

Capital lease obligation	$—	$836

The Company is involved in certain claims and legal proceedings in the normal course of business which management believes will not have a material adverse effect on the Company’s financial condition or results of operations.

Note 8—Retirement Benefits

Defined Benefit Plans

In September 2006, the FASB issued SFAS No. 158, which requires that the Company recognize the funded status of its defined benefit plans in its financial statements as of April 30,2007, with changes in the funded status recognized through comprehensive income, net of tax, in the year in which they occur. The Company adopted SFAS No. 158 effective April 30, 2007, and the incremental effect of applying it on individual line items in the consolidated balance sheet as of April 30, 2007 is as follows:

$ in thousands	Before Application of SFAS No. 158	Adjustment	After Application of SFAS No. 158
Prepaid pension cost	$5,280	$(3,369)	$1,911
Deferred income taxes assets	—	129	129
Total other assets	7,583	(2,112)	5,471
Total assets	47,352	(2,112)	45,240
Deferred income taxes liabilities	1,128	(1,128)	—
Total liabilities	22,320	(1,128)	21,192
Accumulated other comprehensive income (loss)	279	(2,112)	(1,833)
Total stockholders’ equity	26,160	(2,112)	24,048

The Company has non-contributory defined benefit pension plans covering substantially all salaried and hourly employees. In February 2005, these plans were amended as of April 30, 2005. No further benefits have been, or will be, earned under the plans subsequent to the amendment date, and no additional participants will be added to the plans. The defined benefit plan for salaried employees provides pension benefits that are based on each employee’s years of service and average annual compensation during the last 10 consecutive calendar years of employment as of April 30, 2005. The benefit plan for hourly employees provides benefits at stated amounts based on years of service as of April 30, 2005. The Company uses an April 30 measurement date for its defined benefit plans. The change in projected benefit obligations and the change in fair value of plan assets for the non-contributory defined benefit pension plans for each of the years ended April 30 are summarized as follows:

$ in thousands	2007	2006
Accumulated Benefit Obligation, April 30	$14,619	$14,118

Change in Projected Benefit Obligations
Projected benefit obligations, beginning of year	$14,118	$13,777
Service cost	—	—
Interest cost	842	797
Curtailment	—	—
Actuarial loss	262	116
Actual benefits paid	(603)	(572)

Projected Benefit obligations, end of year	$14,619	$14,118

Change in Plan Assets
Fair value of plan assets, beginning of year	$15,678	$14,043
Actual return on plan assets	1,454	2,207
Actual company contributions	—	—
Actual benefits paid	(603)	(572)

Fair value of plan assets, end of year	$16,529	$15,678

Funded Status and Prepaid
Funded status of plans	$1,911	$1,560
Unrecognized net loss	—	3,338

Prepaid pension cost	$1,911	$4,898

Amounts Recognized in the Consolidated Statement of Financial Position
Prepaid pension cost	$1,911	$4,898
Amounts Recognized in Accumulated Other Comprehensive Income
Net actuarial loss	$3,369	—
Weighted-Average Assumptions Used to Determine Benefit Obligations at April 30
Discount rate	6.00%	6.00%
Rate of compensation increase	N/A	N/A
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended April 30
Discount rate	6.00%	5.75%
Expected long-term return on plan assets	9.00%	9.00%
Rate of compensation increase	N/A	N/A

As permitted under Paragraph 26 of FASB No. 87, the amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plan. The components of the net periodic pension costs for each of the three years ended April 30 are as follows:

$ in thousands	2007	2006	2005
Service cost	$—	$—	$514
Interest cost	842	797	852
Expected return on plan assets	(1,386)	(1,239)	(1,004)
Amortization of prior service cost	—	—	11
Recognition of net loss	163	275	238

Net periodic pension cost (income)	$(381)	$(167)	$611

FAS 88 Curtailment Expense	$—	$—	$28

The estimated net actuarial loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the fiscal year 2008 is $142,000.

The Company’s funding policy is to contribute to the plans when pension laws and economics either require or encourage funding. The Company made contributions of $2,500,000 to the plans in fiscal year 2005. No contributions were made to the plans in fiscal years 2007 and 2006. No Company contributions are anticipated for fiscal year 2008.

The following benefit payments are expected to be paid from the benefit plans in the fiscal years ended April 30:

$ in thousands	Amount
2008	$655
2009	718
2010	773
2011	806
2012	849
2013-2017	$5,016

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

The Company uses the average monthly yields for the Moody’s Aa corporate bond index as the primary benchmark for establishing the discount rate used for measuring GAAP pension obligations. The credit quality of the bonds that underlie this index is consistent with SFAS 87 and other SEC staff guidance. In addition, the current estimated duration of the Company’s pension obligations is about 14 years. The Company’s understanding is that the duration of the bonds that comprise the Moody’s Index is estimated to be about 13 years. Based on that information, there does not appear to be a significant mismatch that would cause the Moody’s Index to be an inappropriate benchmark. A 1% increase/decrease in the discount rate for fiscal years 2007 and 2006 would decrease/increase pension expense by approximately $128,000 and $130,000, respectively.

The Company used an analysis of the actual pay increase experience from 1998 to 2003 for plan participants, along with the Company’s expectations for future pay growth, to develop an age-graded salary scale which was used in determining the rate of compensation increase assumptions for fiscal year 2005. The rate of compensation increase assumption is not applicable to the determination of the benefit obligations at April 30, 2007 and 2006 or determinations of future obligations or expense, due to the cessation of benefit accruals.

The Company employs a total return investment approach, whereby a mix of equities and fixed-income investments are used to attempt to maximize the long-term return on plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, as well as growth, value, and small and large capitalizations. The target allocations based on the Company’s investment policy was 65% in equity securities and 35% in fixed-income securities at April 30, 2007 and 2006. A 1% increase/decrease in the expected return on assets for fiscal years 2007 and 2006 would decrease/increase pension expense by approximately $154,000 and $138,000, respectively. Plan assets by asset categories as of April 30, 2007 and 2006 were as follows:

$ in thousands	2007		2006
Asset Category	Amount	%	Amount	%
Equity securities	$10,787	65	$9,797	62
Fixed income securities	5,619	34	5,721	37
Cash and cash equivalents	123	1	160	1

Totals	$16,529	100	$15,678	100

Defined Contribution Plan

The Company has a defined contribution plan covering substantially all salaried and hourly employees. The plan provides benefits to all employees who have attained age 21, completed three months of service, and who elect to participate. In fiscal year 2005, the Company made matching contributions equal to 50% of the qualifying employee contribution, up to a maximum employer contribution of 2% of the participant’s compensation. Effective May 1, 2005, the plan was amended to provide that the Company make matching contributions equal to 100% of the employee’s qualifying contribution up to 3% of the employee’s compensation, and makes matching contributions equal to 50% of the employee’s contributions between 3% and 5% of the employee’s compensation, resulting in a maximum employer contribution equal to 4% of the employee’s compensation. Additionally, effective May 1, 2005, the plan was amended to provide that the Company make a non-matching contribution for participants employed by the Company on December 31 of each year equal to 1% of the participant’s qualifying compensation for that calendar year. The Company’s contributions to the plan in fiscal years 2007, 2006, and 2005 were $737,000, $588,000, and $246,000, respectively.

Note 9—Segment Information

The Company’s operations are classified into two business segments: Domestic Operations and International Operations. The Domestic Operations segment principally designs, manufactures, and installs scientific and technical furniture, including steel and wood laboratory cabinetry, fume hoods, flexible systems, worksurfaces, workstations, workbenches, and computer enclosures. The International Operations segment, which consists of three foreign subsidiaries as defined in Note 1, provides both the Company’s products and services, including facility design, detailed engineering, construction, and project management from the planning stage through testing and commissioning of laboratories.

Intersegment transactions are recorded at normal profit margins. All intercompany balances and transactions have been eliminated. Corporate expenses have not been allocated to the business segments.

The following table shows revenues, earnings, and other financial information by business segment for each of the three years ended April 30:

$ in thousands	Domestic Operations	International Operations	Corporate	Total
Fiscal Year 2007
Revenues from external customers	$66,585	$14,856	$—	$81,441
Intersegment revenues	3,251	968	(4,219)	—
Depreciation	1,898	54	—	1,952
Operating earnings (loss) before income taxes	3,889	1,393	(2,541)	2,741
Income tax expense (benefit)	1,353	433	(884)	902
Minority interest in subsidiaries	—	(299)	—	(299)
Net earnings (loss)	2,536	661	(1,657)	1,540
Segment assets	38,085	7,155	—	45,240
Expenditures for segment assets	1,661	63	—	1,724
Revenues (excluding intersegment) to customers in foreign countries	1,027	14,856	—	15,883

Fiscal Year 2006
Revenues from external customers	72,027	$12,044	—	84,071
Intersegment revenues	3,188	877	(4,065)	—
Depreciation	1,984	43	—	2,027
Operating earnings (loss) before income taxes	1,081	1,052	(1,436)	697
Income tax expense (benefit)	132	331	(175)	288
Minority interest in subsidiaries	—	(216)	—	(216)
Net earnings (loss)	949	505	(1,261)	193
Segment assets	44,484	5,988	—	50,472
Expenditures for segment assets	1,695	191	—	1,886
Revenues (excluding intersegment) to customers in foreign countries	631	12,044	—	12,675

Fiscal Year 2005
Revenues from external customers	67,838	5,643	—	73,481
Intersegment revenues	817	715	(1,532)	—
Depreciation	2,012	36	—	2,048
Operating earnings (loss) before income taxes	1,534	615	(2,672)	(523)
Income tax expense (benefit)	954	219	(1,661)	(488)
Minority interest in subsidiaries	—	(112)	—	(112)
Net earnings (loss)	580	284	(1,011)	(147)
Segment assets	43,010	3,202	—	46,212
Expenditures for segment assets	965	11	—	976

Note 10—Consolidated Quarterly Data (Unaudited)

Selected quarterly financial data for fiscal years 2007 and 2006 were as follows:

$ in thousands, except per share amounts	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007
Net sales	$19,294	$21,385	$18,041	$22,721
Gross profit	3,128	4,080	3,624	4,254
Net earnings	133	569	321	517
Net earnings per share
Basic	0.05	0.23	0.13	0.21
Diluted	0.05	0.23	0.13	0.21
Cash dividends per share	0.07	0.07	0.07	0.07
2006
Net sales	20,308	22,319	17,724	23,720
Gross profit	3,386	3,485	2,446	3,091
Net earnings (loss)	763	239	(555)	(254)
Net earnings (loss) per share
Basic	0.31	0.10	(0.22)	(0.11)
Diluted	0.31	0.10	(0.22)	(0.11)
Cash dividends per share	0.07	0.07	0.07	0.07

CONSENTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

Cherry, Bekaert & Holland, L.L.P.

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 333-18417 and No. 333-98963) of Kewaunee Scientific Corporation of our report dated July 12, 2007 relating to the financial statements and financial statement schedule, which report appears in this Form 10-K.

CHERRY, BEKAERT & HOLLAND, L.L.P.

Charlotte, North Carolina

July 12, 2007

PricewaterhouseCoopers LLP

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 333-18417 and No. 333-98963) of Kewaunee Scientific Corporation of our report dated June 15, 2005 relating to the financial statements and financial statement schedule, which appears in this Form 10-K.

PricewaterhouseCoopers LLP

Charlotte, North Carolina

July 16, 2007

KEWAUNEE SCIENTIFIC CORPORATION

SCHEDULE I - VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Year	Bad Debt Expense	Deductions*	Balance at End of Year
Allowance for Doubtful Accounts:

Year ended April 30, 2007	$450	$136	$(324)	$262

Year ended April 30, 2006	688	288	(526)	450

Year ended April 30, 2005	858	520	(690)	688

*	Uncollectible accounts written off, net of recoveries.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

We maintain disclosure controls and procedures that are intended to ensure that the information required to be disclosed in our Exchange Act filings is properly and timely recorded, processed, summarized and reported. Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures as of April 30, 2007 pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to provide reasonable assurance that we are able to collect, process, record, and disclose, within the required time periods, the information we are required to disclose in the reports filed with the Securities and Exchange Commission. In designing disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives, and that management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Nevertheless, we believe that our disclosure controls and procedures are effective.

There have been no significant changes in our internal controls over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9b. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

(a)	The information appearing in the sections entitled “Election of Directors” and “Meetings and Committees of the Board” included in our proxy statement for use in connection with our annual meeting of stockholders to be held on August 22, 2007 (the “ Proxy Statement”) is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of our most recently completed fiscal year.

(b)	The names and ages of our executive officers as of July 5, 2007 and their business experience during the past five years are set forth below:

Executive Officers

Name	Age	Position
William A. Shumaker	59	President and Chief Executive Officer

D. Michael Parker	55	Senior Vice President, Finance,
		Chief Financial Officer, Treasurer and Secretary

K. Bain Black	61	Vice President, General Manager Technical Furniture Group

Dana L. Dahlgren	51	Vice President, Sales and Marketing Laboratory Products Group

David M. Rausch	48	Vice President, Construction Services

Kurt P. Rindoks	49	Vice President, Engineering and Product Development

Keith D. Smith	38	Vice President, Manufacturing

Sudhir K. (Steve) Vadehra	60	Vice President, International Operations

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

David M. Rausch joined the Company in March 1994 as Manager of Estimating and was promoted to Southeast Regional Sales Manager in December 1996, then to Director of Sales for Network Storage Systems products in May 2000. In August 2001, he was promoted to Project Sales Manager, and in this position, he also had direct management responsibility for the Estimating Department. Mr. Rausch was elected Vice President of Construction Services in June 2007.

Kurt P. Rindoks joined the Company in January 1985 as an engineer. He was promoted to Director of Product Development in August 1991 and assumed the additional responsibilities of Director of Engineering in July 1995. He has served as Vice President of Engineering and Product Development since September 1996. Additionally, from May 1998 through October 2001, he served as General Manager of the Company’s Resin Materials Division.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The information appearing in the section entitled “Securities Ownership of Certain Beneficial Owners – Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.

Code of Ethics

A copy of our code of ethics that applies to our Chief Executive Officer and Chief Financial Officer, entitled “Code of Ethics for Officers and Key Associates,” is available free of charge through our website at www.kewaunee.com.

Audit Committee

The information appearing in the section entitled “Election of Directors – Meetings and Committees of the Board” in our Proxy Statement is incorporated herein by reference.

Item 11. Executive Compensation

The information appearing in the sections entitled “Compensation Discussion and Analysis,” “Compensation Tables,” “Agreements with Certain Executives,” and “Election of Directors – Compensation Committee Interlocks and Insider Participation” in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information appearing in the sections entitled “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in the Proxy Statement is incorporated herein by reference.

The following table sets forth certain information as of April 30, 2007 with respect to compensation plans under which our equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by Security Holders:
1991 Key Employee Stock Option Plan	98,600	$10.45	—
2000 Key Employee Stock Option Plan	58,750	$9.33	41,100
Equity Compensation Plans not approved by Security Holders:	—	—	—

Refer to Note 5 of the Company’s consolidated financial statements for additional information.

Item 13. Certain Relationships and Related Transactions

The information appearing in the section entitled “Election of Directors” and “Agreements with Certain Executives” in the Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information appearing in the section entitled “Independent Registered Public Accounting Firm – Audit Fees and Non-Audit Fees” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed or incorporated by reference as part of this Annual Report:

		Page
(a)(1)	Consolidated Financial Statements

	Report of Independent Registered Public Accounting Firm Cherry, Bekaert & Holland, L.L.P.	18

	Report of Independent Registered Public Accounting Firm PricewaterhouseCoopers LLP	19

	Consolidated Statements of Operations Years ended April 30, 2007, 2006 and 2005	20

	Consolidated Statements of Stockholders’ Equity Years ended April 30, 2007, 2006 and 2005	21

	Consolidated Balance Sheets – April 30, 2007 and 2006	22

	Consolidated Statements of Cash Flows Years Ended April 30, 2007, 2006 and 2005	23

	Notes to Consolidated Financial Statements	24

(a)(2)	Consolidated Financial Statement Schedule

	Consents of Independent Registered Public Accounting Firms	38

	Schedule I – Valuation and Qualifying Accounts	39

	All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)(3)	Exhibits

	Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which is attached hereto at pages 46 through 49 and which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEWAUNEE SCIENTIFIC CORPORATION

By:	/s/ William A. Shumaker
William A. Shumaker
President and Chief Executive Officer

Date: July 13, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

(i) Principal Executive Officer		)
)
/s/ William A. Shumaker		)
William A. Shumaker		)
President and Chief Executive Officer		)
)
(ii)	Principal Financial and Accounting Officer	)
)
/s/ D. Michael Parker		)
D. Michael Parker		)
Senior Vice President, Finance		)
Chief Financial Officer,		)
Treasurer and Secretary		)
)
(iii) A majority of the Board of Directors:		)	July 13, 2007
)
/s/ Margaret B. Pyle	/s/ Silas Keehn	)
Margaret B. Pyle	Silas Keehn	)
)
/s/ John C. Campbell, Jr.	/s/ Eli Manchester, Jr.	)
John C. Campbell, Jr.	Eli Manchester, Jr.	)
)
/s/ Wiley N. Caldwell	/s/ James T. Rhind	)
Wiley N. Caldwell	James T. Rhind	)
)
/s/ William A. Shumaker		)
William A. Shumaker		)

KEWAUNEE SCIENTIFIC CORPORATION

Exhibit Index

			Page Number (or Reference)
3	Articles of incorporation and by-laws

	3.1	Restated Certificate of Incorporation (as amended)	(2)

	3.2	By-Laws (as amended as of May 22, 2002)	(10)

10	Material Contracts

	10.1*	Re-Established Retirement Plan for Salaried Employees of Kewaunee Scientific Corporation (as amended and restated Effective as of May 1, 2001)	(11)

	10.1A*	First Amendment to the Re-Established Retirement Plan for Salaried Employees of Kewaunee Scientific Corporation	(12)

	10.1B*	Second Amendment to the Re-Established Retirement Plan for Salaried Employees of Kewaunee Scientific Corporation	(13)

	10.2	Kewaunee Scientific Corporation 1985 Re-Established Retirement Plan for Hourly Employees of Kewaunee Scientific Corporation (as amended and restated Effective as of May 1, 2001)	(11)

	10.2A	First Amendment to the Re-Established Retirement Plan for Hourly Employees of Kewaunee Scientific Corporation	(11)

	10.2B	Second Amendment to the Re-Established Retirement Plan for Hourly Employees of Kewaunee Scientific Corporation	(12)

	10.2C	Third Amendment to the Re-Established Retirement Plan for Hourly Employees of Kewaunee Scientific Corporation	(13)

	10.2D	Fourth Amendment to the Re-Established Retirement Plan for Hourly Employees of Kewaunee Scientific Corporation	(15)

	10.3*	Kewaunee Scientific Corporation Supplemental Retirement Plan	(3)

	10.19*	Kewaunee Scientific Corporation 1991 Key Employee Stock Option Plan	(4)

	10.19A*	First Amendment dated August 28, 1996 to the Kewaunee Scientific Corporation Key Employee Stock Option Plan	(6)

		Page Number (or Reference)
10.19B*	Second Amendment dated August 26, 1998 to the Kewaunee Scientific Corporation Key Employee Stock Option Plan	(7)

10.21*	Kewaunee Scientific Corporation Executive Deferred Compensation Plan (as amended and restated effective January 1, 2005)	(12)

10.30*	Kewaunee Scientific Corporation Executive Severance Pay Policy	(14)

10.34*	401(K) Incentive Savings Plan for Salaried and Hourly Employees of Kewaunee Scientific Corporation (as amended and restated effective May 1, 2005)	(13)

10.38*	Change of Control Agreement dated as of November 12, 1999 between William A. Shumaker and the Company	(8)

10.38A*	Change of Control Agreement extension dated as of March 22, 2005 between William A. Shumaker and the Company	(13)

10.38B*	First Amendment to the Change of Control Agreement between William A. Shumaker and the Company	(14)

10.39*	Change of Control Agreement dated as of November 12, 1999 between D. Michael Parker and the Company	(8)

10.39A*	Change of Control Agreement extension dated as of March 22, 2005 between D. Michael Parker and the Company	(13)

10.39B*	First Amendment to the Change of Control Agreement between D. Michael Parker and the Company	(14)

10.40*	Change of Control Agreement dated as of August 25, 2004 between Dana L. Dahlgren and the Company	(13)

10.40A*	Change of Control Agreement extension dated as of March 22, 2005 between Dana L. Dahlgren and the Company	(13)

10.40B*	First Amendment to the Change of Control Agreement between Dana L. Dahlgren and the Company	(14)

10.41*	Change of Control Agreement dated as of January 20, 2000 between Kurt P. Rindoks and the Company	(8)

10.41A*	Change of Control Agreement extension dated as of March 22, 2005 between Kurt P. Rindoks and the Company	(13)

10.41B*	First Amendment to the Change of Control Agreement between Kurt P. Rindoks and the Company	(14)

10.42*	Kewaunee Scientific Corporation Pension Equalization Plan (as amended and restated effective January 1, 2005)	(13)

		Page Number (or Reference)
10.43*	Employment Letter Agreement dated as of August 2, 2004 between K. Bain Black and the Company	(13)

10.44*	Change of Control Agreement dated as of March 22, 2005 between Keith D. Smith and the Company	(13)

10.44B*	First Amendment to the Change of Control Agreement between Keith D. Smith and the Company	(14)

10.45*	Kewaunee Scientific Corporation 2000 Key Employee Stock Option Plan	(9)

10.46*	Change of Control Agreement extension dated as of March 22, 2005 between David M. Rausch and the Company	(1)

10.46B*	First Amendment to the Change of Control Agreement between David M. Rausch and the Company	(1)

10.49*	Long-Term Performance Incentive Plan for the Period FY 2006-FY2008	(13)

23.1	Consent dated July 12, 2007 of Cherry, Bekaert & Holland L.L.P., Independent Registered Public Accounting Firm (incorporated by reference to page 38 of this Report on Form 10-K)	(1)

23.2	Consent dated July 16, 2007 of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm (incorporated by reference to page 38 of this Report on Form 10-K)	(1)

31.1	Certification of Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)	(1)

31.2	Certification of Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)	(1)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(1)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(1)

*	The referenced exhibit is a compensatory contract, plan or arrangement.

(All other exhibits are either inapplicable or not required.)

Footnotes

(1)	Filed with this Form 10-K with the Securities and Exchange Commission.

(2)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 1985, and incorporated herein by reference.

(3)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 1984, and incorporated herein by reference.

(4)	Filed as an exhibit to the Kewaunee Scientific Corporation Proxy Statement dated July 26, 1991, and incorporated herein by reference.

(5)	Filed as an exhibit to the Kewaunee Scientific Corporation Proxy Statement dated July 23, 1993, and incorporated herein by reference.

(6)	Filed as an exhibit to the Kewaunee Scientific Corporation Proxy Statement dated July 31, 1996, and incorporated herein by reference.

(7)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 1999, and incorporated herein by reference.

(8)	Filed as an exhibit to the Kewaunee Scientific Corporation Quarterly Report to the Securities and Exchange Commission on Form 10-Q (Commission File No. 0-5286) for the quarterly period ended January 31, 2000, and incorporated herein by reference.

(9)	Filed as an exhibit to the Kewaunee Scientific Corporation Proxy Statement dated July 20, 2000 and incorporated herein by reference.

(10)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 2002, and incorporated herein by reference.

(11)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 2003, and incorporated herein by reference.

(12)	Filed as an exhibit to the Kewaunee Scientific Corporation Quarterly Report to the Securities and Exchange Commission on Form 10-Q (Commission File No. 0-5286) for the quarterly period ended January 31, 2005, and incorporated herein by reference.

(13)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 2005, and incorporated herein by reference.

(14)	Filed as an exhibit to the Kewaunee Scientific Corporation Quarterly Report to the Securities and Exchange Commission on Form 10-Q (Commission File No. 0-5286) for the quarterly period ended October 31, 2005 and incorporated herein by reference.

(15)	Filed as an exhibit to the Kewaunee Scientific Corporation Quarterly Report to the Securities and Exchange Commission on Form 10-Q (Commission File No. 0-5286) for the quarterly period ended January 31, 2006 and incorporated herein by reference.