Form 10-Q
period 2007-07-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2007-09-12
CIK 55529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    ☐    Accelerated filer    ☐    Non-accelerated filer    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes    ☐     No    ☒

As of September 5, 2007, the Registrant had outstanding 2,519,820 shares of Common Stock.

Pages: This report, excluding exhibits, contains 18 pages numbered sequentially from this cover page.

KEWAUNEE SCIENTIFIC CORPORATION

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2007

Part 1. Financial Information

Item 1. Financial Statements

Kewaunee Scientific Corporation

Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three months ended July 31
	2007	2006
Net sales	$20,784	$19,294
Costs of products sold	16,521	16,166

Gross profit	4,263	3,128
Operating expenses	3,148	2,637

Operating earnings	1,115	491
Other income	3	18
Interest expense	(110)	(187)

Earnings before income taxes	1,008	322
Income tax expense	312	78

Earnings before minority interests	696	244
Minority interests in subsidiaries	22	111

Net earnings	$674	$133

Net earnings per share
Basic	$0.27	$0.05
Diluted	$0.27	$0.05
Weighted average number of common shares outstanding (in thousands)
Basic	2,502	2,492
Diluted	2,521	2,493

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Balance Sheets

(in thousands)

	July 31 2007	April 30 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,791	$2,231
Restricted cash	396	372
Receivables, less allowance	18,868	19,061
Inventories	5,694	5,869
Deferred income taxes	297	297
Prepaid expenses and other current assets	1,071	684

Total current assets	28,117	28,514
Property, plant and equipment, at cost	37,342	37,096
Accumulated depreciation	(26,146)	(25,841)

Net property, plant and equipment	11,196	11,255
Prepaid pension cost	2,025	1,911
Deferred income taxes	129	129
Other	3,432	3,431

Total other assets	5,586	5,471
Total Assets	$44,899	$45,240

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$4,556	$3,489
Current obligations under capital leases	369	360
Accounts payable	7,107	8,437
Employee compensation and amounts withheld	1,088	1,416
Deferred revenue	712	1,672
Other accrued expenses	1,334	809

Total current liabilities	15,166	16,183
Obligations under capital leases	381	476
Accrued employee benefit plan costs	3,351	3,351
Minority interests in subsidiaries	1,211	1,182

Total Liabilities	20,109	21,192
Stockholders’ equity:
Common stock	6,550	6,550
Additional paid-in-capital	211	155
Retained earnings	20,446	19,947
Accumulated other comprehensive loss	(1,780)	(1,833)
Common stock in treasury, at cost	(637)	(771)

Total stockholders’ equity	24,790	24,048

Total Liabilities and Stockholders’ Equity	$44,899	$45,240

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands )

	Three months ended July 31
	2007	2006
Cash flows from operating activities:
Net earnings	$674	$133
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	494	486
Provision for bad debts	88	2
Decrease in prepaid income taxes	—	11
Decrease in receivables	105	4,083
Decrease (increase) in inventories	175	(296)
Increase in prepaid pension cost	(114)	(101)
Decrease in accounts payable and other current liabilities	(1,133)	(2,744)
(Decrease) increase in deferred revenue	(960)	52
Other, net	(306)	(220)

Net cash (used in) provided by operating activities	(977)	1,406

Cash flows from investing activities:
Capital expenditures	(435)	(322)
Increase in restricted cash	(24)	(1)

Net cash used in investing activities	(459)	(323)

Cash flows from financing activities:
Dividends paid	(175)	(175)
Increase in short-term borrowings	1,067	315
Payments on capital leases	(86)	(65)
Proceeds from exercise of stock options (including tax benefit)	190	—

Net cash provided by financing activities	996	75

(Decrease) increase in cash and cash equivalents	(440)	1,158
Cash and cash equivalents, beginning of period	2,231	929

Cash and cash equivalents, end of period	$1,791	$2,087

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

These interim consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s 2007 Annual Report to Stockholders. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

The preparation of the consolidated financial statements requires management to make certain estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

B. Inventories

Inventories consisted of the following (in thousands):

	July 31, 2007	April 30, 2007
Finished products	$1,287	$1,243
Work in process	1,388	1,257
Raw materials	3,019	3,369

	$5,694	$5,869

For interim reporting, LIFO inventories are computed based on year-to-date quantities and interim changes in price levels. Changes in quantities and price levels are reflected in the interim financial statements in the period in which they occur.

C. Comprehensive Income

A reconciliation of net earnings and total comprehensive income for the three months ended July 31, 2007 and 2006 is as follows (in thousands):

	Three months ended July 31, 2007	Three months ended July 31, 2006
Net earnings	$674	$133
Change in cumulative foreign currency translation adjustments	53	(34)

Total comprehensive income	$727	$99

Assets and liabilities for the Company’s foreign subsidiaries are translated at exchange rates prevailing on the balance sheet date. Revenues and expenses are translated at weighted average exchange rates prevailing during the period and any resulting translation adjustments are reported separately in shareholders’ equity.

D. Share-Based Compensation

Effective May 1, 2006, the Company adopted the fair-value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified prospective transition method. Under this transition method, the Company recorded stock-based compensation expense for the three months ended July 31, 2006 of $574. There was no expense under this transition method for the three months ended July 31, 2007.

E. Segment Information

The following table provides financial information by business segments for the three months ended July 31, 2007 and 2006 (in thousands):

	Domestic Operations	International Operations	Corporate	Total
Three months ended July 31, 2007
Revenues from external customers	$18,014	$2,770	$—	$20,784
Intersegment revenues	776	89	(865)	—
Operating earnings (loss) before income taxes	1,672	(2)	(662)	1,008
Three months ended July 31, 2006
Revenues from external customers	$16,674	$2,620	$—	$19,294
Intersegment revenues	882	142	(1,024)	—
Operating earnings (loss) before income taxes	547	348	(573)	322

F. Defined Pension Plans

The Company has non-contributory defined benefit pension plans covering substantially all salaried and hourly employees. Effective April 30, 2005, no further benefits have been, or will be, earned under the plans, and no additional participants will be added to the plans. No contributions were paid to the plans during the three months ended July 31, 2007, and the Company does not expect any contributions to be paid to the plans during the remainder of the current fiscal year.

Pension expense (income) consisted of the following (in thousands):

	Three months ended July 31, 2007	Three months ended July 31, 2006
Service Cost	$-0-	$-0-
Interest Cost	215	208
Expected return on plan assets	(365)	(347)
Amortization of prior service costs	-0-	-0-
Recognition of net loss	35	38

Net periodic pension cost (income)	$(115)	$(101)

G. Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48” or the “Interpretation”) which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The Company adopted the Interpretation during the quarter ended July 31, 2007 with no impact on its consolidated financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s 2007 Annual Report to Stockholders contains management’s discussion and analysis of financial condition and results of operations at and for the year ended April 30, 2007. The following discussion and analysis describes material changes in the Company’s financial condition since April 30, 2007. The analysis of results of operations compares the three months ended July 31, 2007 with the comparable period of the prior fiscal year.

Results of Operations

Sales for the three months ended July 31, 2007 were $20,784,000, an increase of 7.7% from sales of $19,294,000 in the same period last year. Sales from Domestic Operations were $18,014,000, an increase of 8% from the prior year period. Sales from International Operations were $2,770,000, an increase of 5.7% from the prior year period. The order backlog at July 31, 2007 was $54.7 million, as compared to a backlog of $51.1 million at April 30, 2007 and $36.5 million at July 31, 2006.

The gross profit margin for the three months ended July 31, 2007 was 20.5% of sales, as compared to 16.2% of sales in the comparable quarter of the prior year. The increase in gross profit margin was due to increased manufacturing efficiencies, savings from alternative sources of raw materials and components, and other cost improvement initiatives.

Operating expenses for the three months ended July 31, 2007 were $3.1 million, or 15.1% of sales, as compared to $2.6 million, or 13.7% of sales, in the comparable period of the prior year. The increase in operating expenses was primarily due to an increase in sales and marketing expenses of $97,000, an increase in bad debt expense of $86,000, and increases in consulting and legal expenses of $81,000.

Operating earnings were $1,115,000 for the three months ended July 31, 2007. This compares to operating earnings of $491,000 for the comparable period of the prior year.

Interest expense was $109,697 for the three months ended July 31, 2007, as compared to $187,000 for the same period of the prior year. The decrease in interest expense for the current year period resulted from lower borrowing levels as compared to the prior year period.

Other income was $3,000 in the three months ended July 31, 2007, as compared to other expense of $18,000 for the comparable period of the prior year.

Income tax expense of $312,000 was recorded for the three months ended July 31, 2007, as compared to income tax expense of $78,000 recorded for the comparable period of the prior year. The effective tax rate was 30.9% for the three months ended July 31, 2007 and was 24.1% for the three months ended July 31, 2006. The effective tax rate for the three months ended July 31, 2007 differs from the statutory rate primarily due to the impact of earned state and federal tax credits, and to a lesser degree, due to the varying income tax rates on income earned by the Company’s foreign subsidiaries. In addition to these factors, the effective tax rate in the prior year period was impacted by the lower level of operating earnings for that period.

Minority interests result from the Company’s two subsidiaries that are not 100% owned by the Company. Minority interests reduced net earnings by $22,000 for the three months ended July 31, 2007, as compared to a reduction of $111,000 for the comparable period of the prior year. The decrease in minority interests in the current period was directly related to decreased earnings of the two subsidiaries.

Net earnings were $674,000, or $0.27 per diluted share, for the three months ended July 31, 2007. This compares to net earnings of $133,000, or $.05 per diluted share, for the comparable period of the prior year.

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

The Company had working capital of $13.0 million at July 31, 2007, compared to $12.3 million at April 30, 2007. The ratio of current assets to current liabilities was 1.9-to-1 at July 31, 2007, as compared to 1.8-to-1 at April 30, 2007. At July 31, 2007, advances of $4,556,000 were outstanding under the unsecured credit facility.

The Company’s operations used cash of $977,000 during the three months ended July 31, 2007. Cash was primarily used to fund a decrease in accounts payable and other current liabilities, and a decrease in deferred revenue. The impact of these items was partially offset by cash provided from operating earnings.

The Company’s operations provided cash of $1,406,000 during the three months ended July 31, 2006. Cash was provided primarily from a decrease in accounts receivable which was partially offset by cash used to decrease accounts payable and other current liabilities.

During the three months ended July 31, 2007, net cash of $459,000 was used by investing activities, primarily for capital expenditures. This compares to the use of $323,000 for investing activities in the same period of the prior year, primarily for capital expenditures.

The Company’s financing activities provided cash of $996,000 during the three months ended July 31, 2007. Cash provided included $1,067,000 received from short-term borrowings and $190,000 from proceeds from stock options exercised, which was offset by cash dividends paid of $175,000 and payments on obligations of capital leases of $86,000. Financing activities provided cash of $75,000 in the same period of the prior year, which included $315,000 received from short-term borrowings, offset by $175,000 for cash dividends, and payment on obligations of capital leases of $65,000.

Outlook for Remainder of Fiscal Year 2008

While the Company’s ability to predict future demand for its products continues to be limited given, among other general economic factors affecting the Company and its markets, the Company’s role as subcontractor or supplier to dealers for subcontractors, the Company expects the remainder of fiscal year 2008 to be profitable. In addition to general economic factors affecting the Company and its markets, demand for its products is also dependent upon the number of laboratory construction projects planned and/or current progress in projects already under construction. The Company’s earnings are also impacted by increased costs of raw materials, including stainless steel, wood, and epoxy resin, and whether the Company is able to increase product prices to customers in amounts that correspond to such increases without materially and adversely affecting sales.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Certain statements in this report constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could significantly impact results or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, economic, competitive, governmental, and technological factors affecting the Company’s operations, markets, products, services, and prices, as well as prices for certain raw materials and energy. The cautionary statements made pursuant to the Reform Act herein and elsewhere by the Company should not be construed as exhaustive. The Company cannot always predict what factors would cause actual results to differ materially from those indicated by the forward-looking statements. In addition, readers are urged to consider statements that include the terms “believes”, “belief”, “expects”, “plans”, “objectives”, “anticipates”, “intends” or the like to be uncertain and forward-looking. Over time, the Company’s actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by the Company’s forward-looking statements, and such difference might be significant and harmful to stockholders’ interest. Many important factors that could cause such a difference are described under the caption “Risk Factors,” in Item 1A of the Company’s 2007 Annual Report on Form 10-K.

REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

A review of the interim consolidated financial information included in this Quarterly Report on Form 10-Q for each of the three month periods ended July 31, 2007 and July 31, 2006 has been performed by Cherry, Bekaert & Holland, L.L.P., the Company’s independent auditors. Their report on the interim financial information follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have reviewed the accompanying consolidated balance sheets of Kewaunee Scientific Corporation and its subsidiaries (the “Company”) as of July 31, 2007, and the related consolidated statements of operations and of cash flows for the three-month periods ended July 31, 2007 and 2006. These interim consolidated financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the Standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of April 30, 2007, and the related statements of operations, of stockholder’s equity and of cash flows for the year then ended (not presented herein) and in our report dated July 12, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of April 30, 2007 is fairly stated in all material respects in relation to the consolidated financial statement from which it has been derived.

Cherry, Bekaert & Holland, L.L.P.

Charlotte, North Carolina

September 4, 2007

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures made on this matter in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2007.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of July 31, 2007. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of July 31, 2007, the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that all material information required to be filed in this quarterly report is made known to them by others within the Company and its subsidiaries.

(b) Changes in internal controls

There was no change in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. As no significant deficiencies or material weaknesses were found, no corrective actions were taken.

PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on August 22, 2007. Each of the nominees for Class III directors was re-elected for a three-year term. The votes cast for and withheld from each such director were as follows:

Director	For	Withheld
Margaret B. Pyle	2,357,167	1,079
Eli Manchester, Jr.	2,111,096	247,150

Item 5.	Other Information

On August 22, 2007, the Company’s Board of Directors adopted the Fiscal Year 2008 Incentive Bonus Plan (the “Plan”). All of the Company’s executive officers will be eligible to participate in the Plan. Eligible participants will be nominated by the President and approved by the Board of Directors, upon the recommendation of the Compensation Committee. A participant will share in a bonus pool up to a specified percentage of his or her base salary. The bonus pool will begin accumulating once specified thresholds of operating income (with respect to specific operating units) and pre-tax earnings (with respect to corporate performance) are achieved. If the threshold levels are not achieved, no bonus will be paid, except at the discretion of the Board of Directors upon the recommendation of the Compensation Committee. A fixed bonus equal to 75% of a participant’s bonus potential will be based on achievement of earnings goals, and a discretionary bonus of up to 25% of a participant’s bonus may be awarded by the Board of Directors upon recommendation of the President and the Compensation Committee, taking into account the participant’s achievement of his or her personal goals. A copy of the Plan is filed as Exhibit 10.47 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6.	Exhibits

10.47	Fiscal Year 2008 Incentive Bonus Plan

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEWAUNEE SCIENTIFIC CORPORATION
(Registrant)

Date: September 10, 2007	By	/s/ D. Michael Parker
D. Michael Parker
Senior Vice President, Finance and
Chief Financial Officer