Form 10-Q
period 2007-10-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2007-12-11
CIK 55529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2007

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

As of November 26, 2007, the Registrant had outstanding 2,539,270 shares of Common Stock.

KEWAUNEE SCIENTIFIC CORPORATION

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2007

Part 1. Financial Information

Item 1. Financial Statements

Kewaunee Scientific Corporation

Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three months ended October 31		Six months ended October 31
	2007	2006	2007	2006
Net sales	$24,727	$21,385	$45,511	$40,679
Costs of products sold	19,174	17,305	35,695	33,471

Gross profit	5,553	4,080	9,816	7,208
Operating expenses	3,370	2,899	6,518	5,536

Operating earnings	2,183	1,181	3,298	1,672
Other income	1	26	4	44
Interest expense	(106)	(195)	(216)	(382)

Earnings before income taxes	2,078	1,012	3,086	1,334
Income tax expense	658	328	970	406

Earnings before minority interests	1,420	684	2,116	928
Minority interests in subsidiaries	208	115	230	226

Net earnings	$1,212	$569	$1,886	$702

Net earnings per share
Basic	$0.48	$0.23	$0.75	$0.28
Diluted	$0.47	$0.23	$0.74	$0.28
Weighted average number of common shares outstanding (in thousands)
Basic	2,522	2,492	2,512	2,492
Diluted	2,554	2,492	2,538	2,493

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Balance Sheets

(in thousands)

	October 31, 2007	April 30, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,351	$2,231
Restricted cash	445	372
Receivables, less allowance	20,169	19,061
Inventories	6,421	5,869
Deferred income taxes	298	297
Prepaid expenses and other current assets	911	684

Total current assets	29,595	28,514
Property, plant and equipment, at cost	38,042	37,096
Accumulated depreciation	(26,626)	(25,841)

Net property, plant and equipment	11,416	11,255
Prepaid pension cost	2,140	1,911
Deferred income taxes	129	129
Other	3,742	3,431

Total other assets	6,011	5,471
Total Assets	$47,022	$45,240

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$2,336	$3,489
Current obligations under capital leases	351	360
Accounts payable	8,423	8,437
Employee compensation and amounts withheld	1,712	1,416
Deferred revenue	879	1,672
Other accrued expenses	1,878	809

Total current liabilities	15,579	16,183
Obligations under capital leases	310	476
Accrued employee benefit plan costs	3,611	3,351
Minority interests in subsidiaries	1,462	1,182

Total Liabilities	20,962	21,192
Stockholders’ equity:
Common stock	6,550	6,550
Additional paid-in-capital	254	155
Retained earnings	21,482	19,947
Accumulated other comprehensive loss	(1,663)	(1,833)
Common stock in treasury, at cost	(563)	(771)

Total stockholders’ equity	26,060	24,048

Total Liabilities and Stockholders’ Equity	$47,022	$45,240

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands )

	Six months ended October 31
	2007	2006
Cash flows from operating activities:
Net earnings	$1,886	$702
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	974	973
Provision for bad debts	147	50
(Increase) decrease in receivables	(1,255)	791
(Increase) decrease in inventories	(552)	514
Increase in prepaid pension cost	(229)	(191)
Increase (decrease) in accounts payable and other current liabilities	1,351	(1,940)
Decrease in deferred revenue	(793)	(74)
Other, net	171	134

Net cash provided by operating activities	1,700	959

Cash flows from investing activities:
Capital expenditures	(1,135)	(577)
Increase in restricted cash	(73)	(5)

Net cash used in investing activities	(1,208)	(582)
Cash flows from financing activities:
Dividends paid	(351)	(349)
Decrease in short-term borrowings	(1,153)	(79)
Payments on capital leases	(175)	(140)
Proceeds from exercise of stock options	307	—

Net cash used in financing activities	(1,372)	(568)

Decrease in cash and cash equivalents	(880)	(191)
Cash and cash equivalents, beginning of period	2,231	929

Cash and cash equivalents, end of period	$1,351	$738

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

B. Inventories

Inventories consisted of the following (in thousands):

	October 31, 2007	April 30, 2007
Finished products	$1,634	$1,243
Work in process	1,303	1,257
Raw materials	3,484	3,369

	$6,421	$5,869

For interim reporting, LIFO inventories are computed based on year-to-date quantities and interim changes in price levels. Changes in quantities and price levels are reflected in the interim financial statements in the period in which they occur.

C. Comprehensive Income

A reconciliation of net earnings and total comprehensive income for the three and six months ended October 31, 2007 and 2006 is as follows (in thousands):

	Three months ended October 31, 2007	Three months ended October 31, 2006
Net earnings	$1,212	$569
Change in cumulative foreign currency translation adjustments	117	49

Total comprehensive income	$1,329	$618

	Six months ended October 31, 2007	Six months ended October 31, 2006
Net earnings	$1,886	$702
Change in cumulative foreign currency translation adjustments	170	15

Total comprehensive income	$2,056	$717

Assets and liabilities for the Company’s foreign subsidiaries are translated at exchange rates prevailing on the balance sheet date. Revenues and expenses are translated at weighted average exchange rates prevailing during the period and any resulting translation adjustments are reported separately in shareholders’ equity.

D. Segment Information

The following table provides financial information by business segments for the three and six months ended October 31, 2007 and 2006 (in thousands):

	Domestic Operations	International Operations	Corporate	Total
Three months ended October 31, 2007
Revenues from external customers	$20,080	$4,647	$—	$24,727
Intersegment revenues	488	221	(709)	—
Operating earnings (loss) before income taxes	2,268	636	(826)	2,078
Six months ended October 31, 2007
Revenues from external customers	38,094	7,417	—	45,511
Intersegment revenues	1,264	310	(1,574)	—
Operating earnings (loss) before income taxes	3,940	634	(1,488)	3,086

	Domestic Operations	International Operations	Corporate	Total
Three months ended October 31, 2006
Revenues from external customers	$17,036	$4,349	$—	$21,385
Intersegment revenues	980	315	(1,295)	—
Operating earnings (loss) before income taxes	1,276	405	(669)	1,012
Six months ended October 31, 2006
Revenues from external customers	33,710	6,969	—	40,679
Intersegment revenues	1,862	457	(2,319)	—
Operating earnings (loss) before income taxes	1,824	752	(1,242)	1,334

E. Defined Pension Plans

The Company has non-contributory defined benefit pension plans covering substantially all salaried and hourly employees. Effective April 30, 2005, no further benefits will be earned under the plans and no additional participants will be added to the plans. At April 30, 2007, the plans’ assets at fair value exceeded benefit obligations by $1.6 million. No contributions were paid to the plans during the six months ended October 31, 2007, and the Company does not expect any contributions to be paid to the plans during the remainder of the current year.

Pension expense (income) consisted of the following (in thousands):

	Three months ended October 31, 2007	Three months ended October 31, 2006
Service Cost	$-0-	$-0-
Interest Cost	215	213
Expected return on plan assets	(365)	(346)
Amortization of prior service costs	-0-	-0-
Recognition of net loss	35	43

Net periodic pension cost (income)	$(115)	$(90)

	Six months ended October 31, 2007	Six months ended October 31, 2006
Service Cost	$-0-	$-0-
Interest Cost	430	421
Expected return on plan assets	(730)	(693)
Amortization of prior service costs	-0-	-0-
Recognition of net loss	70	81

Net periodic pension cost (income)	$(230)	$(191)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s 2007 Annual Report to Stockholders contains management’s discussion and analysis of financial condition and results of operations at and for the year ended April 30, 2007. The following discussion and analysis describes material changes in the Company’s financial condition since April 30, 2007. The analysis of results of operations compares the three and six months ended October 31, 2007 with the comparable periods of the prior fiscal year.

Results of Operations

Sales for the three months ended October 31, 2007 were $24,727,000, an increase of 15.6% from sales of $21,385,000 in the same period last year. Sales from domestic operations increased 17.9% from the same period last year to $20.1 million. Sales from international operations increased 6.9% from the same period last year to $4.6 million.

Sales for the six months ended October 31, 2007 were $45,511,000, an increase of 11.9% from sales of $40,679,000 in the same period last year. Sales from domestic operations increased 13.0% from the same period last year to $38.1 million. Sales from international operations increased 6.4% from the same period last year to $7.4 million. The total order backlog was $54.9 million at October 31, 2007. This compares to $54.7 million at July 31, 2007 and $34.3 million at October 31, 2006.

The gross profit margin for the three months ended October 31, 2007 was 22.5% of sales, as compared to 19.1% of sales in the comparable quarter of the prior year. The gross profit margin for the six months ended October 31, 2007 was 21.6%, as compared to 17.7% in the comparable period of the prior year. The gross profit margin improvements in the current year periods resulted primarily from increased manufacturing efficiencies, savings from alternate sources for raw materials and components, and other cost improvement activities.

Operating expenses for the three months ended October 31, 2007 were $3.4 million, or 13.6% of sales, as compared to $2.9 million, or 13.6% of sales, in the comparable period of the prior year. The increase in operating expenses for the current year quarter resulted primarily from increased costs associated with incentive plans ($193,000) and sales and marketing expenses ($109,000). Operating expenses for the six months ended October 31, 2007 were $6.5 million, or 14.3% of sales, as compared to $5.5 million, or 13.6% of sales, in the comparable period of the prior year. The increase in operating expenses for the six-month period resulted primarily from sales and marketing expenses ($206,000), incentive plans ($193,000), professional and consulting expenses ($102,000), and bad debt expense ($71,000).

Operating earnings of $2,183,000 and $3,298,000 were recorded for the three and six months ended October 31, 2007, respectively, compared to $1,181,000 and $1,672,000 recorded for the comparable periods of the prior year.

Interest expense was $106,000 and $216,000 for the three and six months ended October 31, 2007, respectively, compared to $195,000 and $382,000 for the same periods of the prior year. The decrease in interest expense for the current year periods resulted primarily from lower borrowing levels, which was somewhat offset by higher interest rates.

Other income was $1,000 and $4,000 in the three and six months ended October 31, 2007, respectively, compared to other income of $26,000 and $44,000 for the comparable periods of the prior year.

Income tax expenses of $658,000 and $970,000 were recorded for the three and six months ended October 31, 2007, respectively, as compared to income tax expense of $328,000 and $406,000 recorded for the comparable periods of the prior year. The effective tax rate was 31.7% and 31.4% for the three and six months ended October 31, 2007, respectively, and was 32.4% and 30.4% for the three and six months ended October 31, 2006, respectively. The effective tax rates for each of these periods differs from the statutory rate due to the impact of earned state and federal income tax credits on the different levels of taxable earnings for the periods and due to varying income tax rates associated with the earnings of foreign subsidiaries.

Minority interest related to the Company’s two foreign subsidiaries that are not 100% owned by the Company reduced net earnings by $208,000 and $230,000 for the three and six months ended October 31, 2007, respectively, as compared to minority interest expense of $115,000 and $226,000 during the comparable periods of the prior year. The increases in minority interest for the current year periods resulted from increased earnings of the related subsidiaries.

Net earnings of $1,212,000, or $0.47 per diluted share, and $1,886,000, or $0.74 per diluted share, were recorded for the three and six months ended October 31, 2007, respectively. This compares to net earnings of $569,000, or $0.23 per diluted share, and $702,000, or $0.28 per diluted share, for the three and six month periods of the prior year.

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

The Company had working capital of $14.0 million at October 31, 2007, compared to $12.3 million at April 30, 2007. The ratio of current assets to current liabilities was 1.9-to-1 at October 31, 2007, as compared to 1.8-to-1 at April 30, 2007. At October 31, 2007, advances of $2,336,000 were outstanding under the bank credit facility, as compared to $3,489,000 at April 30, 2007.

The Company’s operations provided cash of $1,700,000 during the six months ended October 31, 2007. Cash was provided primarily from operations and an increase in accounts payable and other current liabilities, which were partially offset by an increase in accounts receivable and a decrease in deferred revenue. The Company’s operations provided cash of $959,000 during the six months ended October 31, 2006. During this period, cash was provided primarily from operations and a decrease in accounts receivable, which were partially offset by a decrease in accounts payable and other current liabilities.

During the six months ended October 31, 2007, net cash of $1,208,000 was used in investing activities, primarily for capital expenditures. This compares to the net cash of $582,000 used in investing activities in the same period of the prior year, primarily for capital expenditures.

The Company’s financing activities used cash of $1,372,000 during the six months ended October 31, 2007. Cash used included $1,153,000 for reductions of short-term borrowings, $351,000 for cash dividends paid and $175,000 for payments on obligations under capital leases. Cash uses were partially offset by $307,000 received from the exercise of stock options. Financing activities used cash of $568,000 in the same period of the prior year, which included $349,000 for cash dividends paid, $140,000 for obligations under capital leases, and $79,000 for reductions in short-term borrowings.

Outlook for Remainder of Fiscal Year 2008

While the Company’s ability to predict future demand for its products continues to be limited given, among other general economic factors affecting the Company and its markets, the Company’s role as subcontractor or supplier to dealers of subcontractors, the Company expects the last six months of fiscal year 2008 to be profitable and improved over the same period last year. In addition to general economic factors affecting the Company and its markets, demand for the Company’s products is also dependent upon the number of laboratory construction projects planned and/or current progress in projects already under construction. The Company’s earnings may be impacted by increased costs of raw materials, including stainless steel, wood, and epoxy resin, and whether the Company is able to increase product prices to customers in amounts that correspond to such increases without materially and adversely affecting sales.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Certain statements in this report constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could significantly impact results or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, economic, competitive, governmental, and technological factors affecting the Company’s operations, markets, products, services, and prices, as well as prices for certain raw materials and energy. The cautionary statements made pursuant to the Reform Act herein and elsewhere by the Company should not be construed as exhaustive. The Company cannot always predict what factors would cause actual results to differ materially from those indicated by the forward-looking statements. In addition, readers are urged to consider statements that include the terms “believes”, “belief”, “expects”, “plans”, “objectives”, “anticipates”, “intends” or the like to be uncertain and forward-looking. Over time, the Company’s actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by the Company’s forward-looking statements, and such differences might be significant and adverse. Factors that could cause such differences are described under the caption “Risk Factors,” in Item 1A of the Company’s 2007 Annual Report on Form 10-K.

REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

A review of the interim financial information included in this Quarterly Report on Form 10-Q for the three months and six months ended October 31, 2007 and October 31, 2006 has been performed by Cherry, Bekaert & Holland, L.L.P., the Company’s independent auditors. Their report on the interim financial information follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have reviewed the accompanying consolidated balance sheets of Kewaunee Scientific Corporation and its subsidiaries (the “Company”) as of October 31, 2007, and the related consolidated statements of operations for the three-month and six-month periods ended October 31, 2007 and 2006 and the related consolidated statements of cash flows for the six-month periods ended October 31, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

November 27, 2007

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures made on this matter in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2007.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 31, 2007. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of October 31, 2007, the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that all material information required to be filed in this quarterly report is made known to them by others within the Company and its subsidiaries.

(b) Changes in internal controls

There were no significant changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on August 22, 2007. Information regarding the results of this meeting are incorporated by reference from Item 4 of Part II of the Company’s Report on Form 10-Q for the three months ended July 31, 2007.

Item 5.	Other Information

On December 5, 2007 the Company’s board of directors approved a Change of Control Employment Agreement (the “Agreement”) with K. Bain Black, Vice President and General Manager of the Technical Products Group. This agreement provides for the payment of compensation and benefits in the event of termination of Mr. Black’s employment within three years following a Change of Control of the Company, as defined in the Agreement. Mr. Black will receive compensation if the termination of his employment is by the Company or its successor without cause or by Mr. Black for good reason, as defined in the agreement. Upon such termination of employment within one year following a Change of Control, the Company or its successor will be required to make, in addition to unpaid ordinary compensation and a lump-sum cash payment for certain benefits, a lump-sum cash payment equal to Mr. Black’s annual compensation. Upon termination of employment occurring after the first anniversary, but within three years, of the date of the Change of Control, in addition to unpaid ordinary compensation and a lump-sum cash payment for certain benefits, Mr. Black will be entitled to a lump-sum payment equal to one-half (1/2) of his annual compensation. A copy of the Agreement is filed as Exhibit 10.48 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Also on December 5, 2007, the Company’s board of directors approved an amendment to the Company’s Fiscal Year 2008 Incentive Bonus Plan (the “Plan”) to provide that, upon a Change of Control of the Company, the Plan will be terminated and participants will receive any bonus amounts earned under the Plan, prorated based on the percentage of the performance period that has passed, with performance measured through the latest month for which results have been calculated. A copy of the amendment to the Plan is filed as Exhibit 10.47A to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

On December 10, 2007, we entered into a loan and security agreement (the “Loan Agreement”) with Bank of America, N.A. (the “Bank”), consisting of a $12 million revolving credit facility which matures on September 30, 2010. The Loan Agreement also provides (a) for the issuance of up to $1 million of letters of credit under the $12 million revolving credit facility for our account, and (b) the guarantee by us of all lines of credit, or other credit facilities, provided by the Bank, or any affiliate of the Bank, to certain of our foreign subsidiaries (“Foreign Subsidiary Credit Lines”). The letter of credit facility is a part of the revolving credit facility identified above and the use of such facility, together with the use of any Foreign Subsidiary Credit Line by any of our subsidiaries, is taken into account when determining availability under our revolving credit facility.

All loans under our revolving credit facility are made and payable in U.S. dollars and all letters of credit issued under such revolving credit facility are issued in U.S. dollars. All payments made by us pursuant to our guarantee of the Foreign Subsidiary Credit Lines will be made in the manner and in the currency required by the documents governing such credit facilities. Our subsidiary in India is currently entering into a Foreign Subsidiary Credit Line with the Bank and our subsidiaries may enter into other such facilities during the term of our revolving credit facility.

All of the obligations under the Loan Agreement, including the related guarantees we provide thereunder, are collateralized by a first priority security interest in all of the stock or other equity interests owned by us in our subsidiaries, provided that not more than 65% of the total outstanding voting stock of any direct or indirect non-U.S. subsidiary is required to be pledged.

Amounts under the revolving credit facility will be due and payable in full on September 30, 2010. Indebtedness under the Loan Agreement bears interest at a rate per annum equal to the Wall Street Journal LIBOR Daily Floating Rate plus an applicable margin currently of 1.45% per annum. The applicable margin for loans under the revolving credit facility is subject to change based upon our fixed charge coverage ratio. Such applicable margin will not be more than 2.05% or less than 1.45%. Interest will be payable monthly in arrears. Any default in the payment of principal, interest, or other overdue amounts bears interest at 4% above the rate otherwise applicable (or, if there is no applicable rate, at 4% above the rate referred to above). This may result in the compounding of interest. In addition, the Bank may charge us a late fee equal to 2% of any payment more than fifteen days past due.

The Loan Agreement contains customary representations and warranties, and contains customary covenants that restrict our ability to, among other things (i) incur liens, (ii) incur any indebtedness (including guarantees or other contingent obligations), (iii) engage in mergers and consolidations, (iv) engage in sales, transfers, and other dispositions of property and assets (including sale-leaseback transactions), (v) make loans, acquisitions, joint ventures, and other investments, including in our subsidiaries, (vi) make dividends and other distributions to, and redemptions and repurchases from, equity holders, (vii) make changes in the nature of our business, and (viii) make certain changes in our capital ownership. The Loan Agreement also requires us to comply with certain financial and affirmative covenants.

The Loan Agreement contains events of default that include (i) our failure to make any payments under the Loan Agreement when due, (ii) covenant defaults, (iii) our making of materially false or materially misleading representations or warranties, (iv) cross defaults to certain other indebtedness, (v) bankruptcy, insolvency, or other similar proceedings, (vi) our making of an assignment for the benefit of our creditors or a receiver being appointed for a substantial portion of our assets, (vii) judgment defaults of $15 million or more, (viii) any default under any other agreement we or any of our subsidiaries has with the Bank or any affiliate of the Bank if such default continues for 5 days after receipt of notice thereof, (ix) the Bank’s failure to have an enforceable first lien on or security interest in any property given as security for the Loan Agreement, subject to certain liens and encumbrances permitted by the Loan Agreement, (x) any government authority takes action that the Bank believes materially adversely affects our financial condition or ability to repay, and (xi) any provision of the Loan Agreement or any related document, agreement, or instrument, at any time after its execution and delivery and for any reason other than as expressly permitted by the Loan Agreement or such other document, agreement, or instrument or satisfaction in full of all our obligations thereunder, ceases to be in full force and effect in any material respect; or we or any other person contests in any manner the validity or enforceability of any provision of the Loan Agreement or any related document, agreement, or instrument; or we deny that we have any or further liability or obligation under the Loan Agreement or any related document, agreement, or instrument (provided, however, that if we claim that such obligations have been paid, such claim shall not be considered a denial of liability), or we purport to revoke, terminate or rescind any provision of Loan Agreement or any related document, agreement, or instrument.

A copy of the Loan Agreement is attached hereto as Exhibit 10.50 and is incorporated herein by reference.

Item 6.	Exhibits

10.1	Re-Established Retirement Plan for Salaried Employees of Kewaunee Scientific Corporation (as amended and restated as of May 1, 2007).

10.2	Re-Established Retirement Plan for Hourly Employees of Kewaunee Scientific Corporation (as amended and restated as of May 1, 2007).

10.47A	Amendment to the Fiscal Year 2008 Incentive Bonus Plan.

10.48	Change of Control Employment Agreement dated as of December 5, 2007 between K. Bain Black and the Company.

10.50	Loan and Security Agreement dated as of December 10, 2007 between Bank of America, N.A. and the Company.

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEWAUNEE SCIENTIFIC CORPORATION
(Registrant)

Date: December 10, 2007	By	/s/ D. Michael Parker
D. Michael Parker
Senior Vice President, Finance and Chief Financial Officer