Form 10-Q
period 2008-01-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2008-03-14
CIK 55529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    ☐    Accelerated filer     ☐    Non-accelerated filer    ☐    Smaller reporting company    ☒

(Do not check if a

smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes    ☐    No    ☒

As of March 3, 2008, the Registrant had outstanding 2,552,420 shares of Common Stock.

KEWAUNEE SCIENTIFIC CORPORATION

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2008

Part 1. Financial Information

Item 1. Financial Statements

Kewaunee Scientific Corporation

Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three months ended January 31		Nine months ended January 31
	2008	2007	2008	2007
Net sales	$21,883	$18,041	$67,394	$58,720
Costs of products sold	17,064	14,417	52,759	47,888

Gross profit	4,819	3,624	14,635	10,832
Operating expenses	3,293	2,829	9,811	8,365

Operating earnings	1,526	795	4,824	2,467
Other income (expense)	(6)	(11)	(2)	33
Interest expense	(86)	(142)	(302)	(524)

Earnings before income taxes	1,434	642	4,520	1,976
Income tax expense	421	207	1,391	613

Earnings before minority interests	1,013	435	3,129	1,363
Minority interests	211	114	441	340

Net earnings	$802	$321	$2,688	$1,023

Net earnings per share
Basic	$0.32	$0.13	$1.07	$0.41
Diluted	$0.31	$0.13	$1.05	$0.41
Weighted average number of common shares outstanding (in thousands)
Basic	2,543	2,492	2,523	2,492
Diluted	2,576	2,493	2,551	2,493

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Balance Sheets

(in thousands)

	January 31, 2008	April 30, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,427	$2,231
Restricted cash	455	372
Receivables, less allowance	19,791	19,061
Inventories	6,130	5,869
Deferred income taxes	298	297
Prepaid expenses and other current assets	924	684

Total current assets	30,025	28,514
Property, plant and equipment, at cost	38,364	37,096
Accumulated depreciation	(26,796)	(25,841)

Net property, plant and equipment	11,568	11,255
Prepaid pension cost	2,256	1,911
Deferred income taxes	134	129
Other	3,575	3,431

Total other assets	5,965	5,471
Total Assets	$47,558	$45,240

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$3,673	$3,489
Current obligations under capital leases	351	360
Accounts payable	7,669	8,437
Employee compensation and amounts withheld	1,500	1,416
Deferred revenue	710	1,672
Other accrued expenses	1,451	809

Total current liabilities	15,354	16,183
Obligations under capital leases	219	476
Accrued employee benefit plan costs	3,445	3,351
Minority interests in subsidiaries	1,685	1,182

Total Liabilities	20,703	21,192
Stockholders’ equity:
Common stock	6,550	6,550
Additional paid-in-capital	360	155
Retained earnings	22,105	19,947
Accumulated other comprehensive loss	(1,732)	(1,833)
Common stock in treasury, at cost	(428)	(771)

Total stockholders’ equity	26,855	24,048

Total Liabilities and Stockholders’ Equity	$47,558	$45,240

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine months ended January 31
	2008	2007
Cash flows from operating activities:
Net earnings	$2,688	$1,023
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation	1,429	1,428
Provision for bad debts	184	112
Deferred income tax expense	(5)	—
Decrease (increase) in receivables	(914)	4,613
Increase in inventories	(261)	(137)
Increase in prepaid pension cost	(345)	(286)
Decrease in accounts payable and other current liabilities	(42)	(2,412)
Increase (decrease) in deferred revenue	(962)	152
Other, net	313	388

Net cash provided by operating activities	2,085	4,881
Cash flows from investing activities:
Capital expenditures	(1,742)	(1,415)
Increase in restricted cash	(83)	(14)

Net cash used in investing activities	(1,825)	(1,429)
Cash flows from financing activities:
(Decrease) increase in short-term borrowings	184	(2,169)
Payments on capital leases	(266)	(222)
Dividends paid	(530)	(524)
Proceeds from exercise of stock options (including tax benefit)	548	—

Net cash used in financing activities	(64)	(2,915)

Increase in cash and cash equivalents	196	537
Cash and cash equivalents, beginning of period	2,231	929

Cash and cash equivalents, end of period	$2,427	$1,466

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

These interim consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company's 2007 Annual Report to Stockholders. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

The preparation of the consolidated financial statements requires management to make certain estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

B. Inventories

Inventories consisted of the following (in thousands):

	January 31, 2008	April 30, 2007
Finished products	$1,087	$1,243
Work in process	1,400	1,257
Raw materials	3,644	3,369

	$6,130	$5,869

For interim reporting, LIFO inventories are computed based on year-to-date quantities and interim changes in price levels. Changes in quantities and price levels are reflected in the interim consolidated financial statements in the period in which they occur.

C. Comprehensive Income

A reconciliation of net earnings and total comprehensive income for the three and nine months ended January 31, 2008 and 2007 is as follows (in thousands):

	Three months ended January 31, 2008	Three months ended January 31, 2007
Net earnings	$802	$321
Change in cumulative foreign currency translation adjustments	(69)	20

Total comprehensive income	$(733)	$341

	Nine months ended January 31, 2008	Nine months ended January 31, 2007
Net earnings	$2,688	$1,023
Change in cumulative foreign currency translation adjustments	(101)	35

Total comprehensive income	$2,587	$1,058

Assets and liabilities for the Company’s foreign subsidiaries are translated at exchange rates prevailing on the balance sheet date. Revenues and expenses are translated at weighted average exchange rates prevailing during the period and any resulting translation adjustments are reported separately in shareholders’ equity.

D. Segment Information

The following table provides financial information by business segments for the three and nine months ended January 31, 2008 and 2007 (in thousands):

	Domestic Operations	International Operations	Corporate	Total
Three months ended January 31, 2008
Revenues from external customers	$17,659	$4,224	$—	$21,883
Intersegment revenues	303	66	(369)	—
Operating earnings (loss) before income taxes	1,565	601	(732)	1,434
Nine months ended January 31, 2008
Revenues from external customers	55,753	11,641	—	67,394
Intersegment revenues	1,566	376	(1,942)	—
Operating earnings (loss) before income taxes	5,506	1,234	(2,220)	4,520

	Domestic Operations	International Operations	Corporate	Total
Three months ended January 31, 2007
Revenues from external customers	$14,714	$3,327	$—	$18,041
Intersegment revenues	971	594	(1,565)	—
Operating earnings (loss) before income taxes	749	440	(547)	642
Nine months ended January 31, 2007
Revenues from external customers	48,424	10,296	—	58,720
Intersegment revenues	2,834	1,051	(3,885)	—
Operating earnings (loss) before income taxes	2,573	1,193	(1,790)	1,976

E. Defined Pension Plans

The Company has non-contributory defined benefit pension plans covering substantially all salaried and hourly employees. Effective April 30, 2005, no further benefits will be earned under the plans and no additional participants will be added to the plans. At April 30, 2007, the plans’ assets at fair value exceeded benefit obligations by $1.9 million. No contributions were paid to the plans during the nine months ended January 31, 2008, and the Company does not expect any contributions to be paid to the plans during the remainder of the current year.

Pension expense (income) consisted of the following (in thousands):

	Three months ended January 31, 2008	Three months ended January 31, 2007
Service Cost	$-0-	$-0-
Interest Cost	215	210
Expected return on plan assets	(365)	(346)
Amortization of prior service costs	-0-	-0-
Recognition of net loss	35	41

Net periodic pension cost (income)	$(115)	$(95)

	Nine months ended January 31, 2008	Nine months ended January 31, 2007
Service Cost	$-0-	$-0-
Interest Cost	645	631
Expected return on plan assets	(1,095)	(1,039)
Amortization of prior service costs	-0-	-0-
Recognition of net loss	105	122

Net periodic pension cost (income)	$(345)	$(286)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s 2007 Annual Report to Stockholders contains management's discussion and analysis of financial condition and results of operations at and for the year ended April 30, 2007. The following discussion and analysis describes material changes in the Company’s financial condition since April 30, 2007. The analysis of results of operations compares the three and nine months ended January 31, 2008 with the comparable periods of the prior fiscal year.

Results of Operations

Sales for the three months ended January 31, 2008 were $21,883,000, an increase of 21.3% from sales of $18,041,000 in the same period last year. Sales from domestic operations increased 20.0% from the same period last year to $17.7 million. Sales from international operations increased 26.9% from the same period last year to $4.2 million.

Sales for the nine months ended January 31, 2008 were $67,394,000, an increase of 14.8% from sales of $58,720,000 in the same period last year. Sales from domestic operations increased 15.1% from the same period last year to $55.8 million. Sales from international operations increased 13.1% from the same period last year to $11.6 million. The total order backlog was $58.8 million at January 31, 2008. This compares to $54.9 million at October 31, 2007 and $48.6 million at January 31, 2007.

The gross profit margin for the three months ended January 31, 2008 was 22.0% of sales, as compared to 20.1% of sales in the comparable quarter of the prior year. The gross profit margin for the nine months ended January 31, 2008 was 21.7%, as compared to 18.4% in the comparable period of the prior year. The gross profit margin improvements in the current year periods resulted primarily from increased manufacturing efficiencies, savings from alternate sources for raw materials and components, and other cost improvement activities.

Operating expenses for the three months ended January 31, 2008 were $3.3 million, or 15.0% of sales, as compared to $2.8 million, or 15.7% of sales, in the comparable period of the prior year. Operating expenses for the nine months ended January 31, 2008 were $9.8 million, or 14.6% of sales, as compared to $8.4 million, or 14.2% of sales, in the comparable period of the prior year. The absolute dollar increase in operating expenses for the three and nine months ended January 31, 2008, and the increase in operating expenses as a percent of sales for the nine months ended January 31, 2008, resulted primarily from increased costs associated with incentive plans, sales and marketing expenses, and Sarbanes-Oxley and other consulting expenses.

Operating earnings of $1,526,000 and $4,824,000 were recorded for the three and nine months ended January 31, 2008, respectively, compared to $795,000 and $2,467,000 recorded for the comparable periods of the prior year.

Interest expense was $86,000 and $302,000 for the three and nine months ended January 31, 2008, respectively, compared to $142,000 and $524,000 for the same periods of the prior year. The decrease in interest expense for the current year periods resulted primarily from lower borrowing levels.

Other income/expense was expense of $6,000 and $2,000 in the three and nine months ended January 31, 2008, respectively, compared to expense of $11,000 in the three months ended January 31, 2007 and income of $33,000 in the nine months ended January 31,2007.

Income tax expenses of $421,000 and $1,391,000 were recorded for the three and nine months ended January 31, 2008, respectively, as compared to income tax expense of $207,000 and $613,000 recorded for the comparable periods of the prior year. The effective tax rate was 29.4% and 30.8% for the three and nine months ended January 31, 2008, respectively, and was 32.2% and 31.0% for the three and nine months ended January 31, 2007, respectively. The effective tax rates for each of these periods differs from the statutory rate due to varying income tax rates associated with the earnings of foreign subsidiaries, and to a lesser extent, the impact of earned state and federal income tax credits.

Minority interest related to the Company’s two foreign subsidiaries that are not 100% owned by the Company reduced net earnings by $211,000 and $441,000 for the three and nine months ended January 31, 2008, respectively, as compared to minority interest expense of $114,000 and $340,000 during the comparable periods of the prior year. The increases in minority interest for the current year periods resulted from increased earnings of the related subsidiaries.

Net earnings of $802,000, or $0.31 per diluted share, and $2,688,000, or $1.05 per diluted share, were recorded for the three and nine months ended January 31, 2008, respectively. This compares to net earnings of $321,000, or $0.13 per diluted share, and $1,023,000, or $0.41 per diluted share, for the three and nine month periods of the prior year.

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

The Company had working capital of $14.7 million at January 31, 2008, compared to $12.3 million at April 30, 2007. The ratio of current assets to current liabilities was 2.0-to-1 at January 31, 2008, as compared to 1.8-to-1 at April 30, 2007. At January 31, 2008, advances of $3,673,000 were outstanding under the bank credit facility, as compared to $3,489,000 at April 30, 2007.

The Company’s operations provided cash of $2,085,000 during the nine months ended January 31, 2008. Cash was provided primarily from earnings, which was partially offset by a decrease in deferred revenue and an increase in receivables. The Company’s operations provided cash of $4,881,000 during the nine months ended January 31, 2007. During this period, cash was provided primarily from earnings and a decrease in accounts receivable, which were partially offset by a decrease in accounts payable and other current liabilities.

During the nine months ended January 31, 2008, net cash of $1,825,000 was used in investing activities, primarily for capital expenditures. This compares to the net cash of $1,429,000 used in investing activities in the same period of the prior year, primarily for capital expenditures.

The Company’s financing activities used cash of $64,000 during the nine months ended January 31, 2008. Cash used included $530,000 for cash dividends paid and $266,000 for payments on obligations under capital leases. Cash uses were partially offset by $548,000 received from the exercise of stock options and an increase in short-term borrowings of $184,000. Financing activities used cash of $2,915,000 in the same period of the prior year, which included $524,000 for cash dividends paid, $222,000 for obligations under capital leases, and $2,169,000 for reductions in short-term borrowings.

Outlook for Remainder of Fiscal Year 2008

While the Company’s ability to predict future demand for its products continues to be limited given, among other general economic factors affecting the Company and its markets, the Company’s role as subcontractor or supplier to dealers of subcontractors, the Company expects the last quarter of fiscal year 2008 to be profitable and improved over the same period last year. In addition to general economic factors affecting the Company and its markets, demand for the Company’s products is also dependent upon the number of laboratory construction projects planned and/or current progress in projects already under construction. The Company’s earnings may be impacted by increased costs of raw materials, including stainless steel, wood, and epoxy resin, and whether the Company is able to increase product prices to customers in amounts that correspond to such increases without materially and adversely affecting sales.

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

REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

A review of the consolidated interim financial information included in this Quarterly Report on Form 10-Q for the three months and nine months ended January 31, 2008 and January 31, 2007 has been performed by Cherry, Bekaert & Holland, L.L.P., the Company's independent auditors. Their report on the consolidated interim financial information follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Kewaunee Scientific Corporation

We have reviewed the accompanying consolidated balance sheets of Kewaunee Scientific Corporation and its subsidiaries (the “Company”) as of January 31, 2008, and the related consolidated statements of operations for the three-month and nine-month periods ended January 31, 2008 and 2007 and the related consolidated statements of cash flows for the nine-month periods ended January 31, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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

/s/ Cherry, Bekaert & Holland, L.L.P.

Charlotte, North Carolina

March 12, 2008

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures made on this matter in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2007.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and the participation of the company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of January 31, 2008. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of January 31, 2008, the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that all material information required to be filed in this quarterly report is made known to them by others within the Company and its subsidiaries.

(b) Changes in internal controls

There was no significant change in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to, Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEWAUNEE SCIENTIFIC CORPORATION
(Registrant)

Date: March 13, 2008	By	/s/ D. Michael Parker
D. Michael Parker
(As duly authorized officer and
Senior Vice President, Finance and
Chief Financial Officer)