Form 10-K
period 2008-04-30
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2008-07-18
CIK 55529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2008 or

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

Common Stock $2.50 par value

(Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of shares of voting stock held by non-affiliates of the registrant was approximately $30,243,355, based on the last reported sale price of the registrant’s Common Stock on October 31, 2007, the last business day of the registrant’s most recently completed second fiscal quarter. Only shares beneficially owned by directors of the registrant (excluding shares subject to options) and each person owning more than 10% of the outstanding Common Stock of the registrant were excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of July 3, 2008, the registrant had outstanding 2,551,670 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: Those portions of the Company’s proxy statement for use in connection with Kewaunee Scientific Corporation’s annual meeting of stockholders to be held on August 27, 2008, indicated in this report are incorporated by reference into Part III hereof.

PART I

Item 1. Business

GENERAL

Our principal business is the design, manufacture, and installation of laboratory and technical furniture products. Laboratory furniture products include both steel and wood cabinetry, fume hoods, flexible systems, and worksurfaces. Technical furniture products include workstations, workbenches, computer enclosures, and network storage systems.

Our products are sold primarily through purchase orders and contracts submitted by customers through our dealers and commissioned agents and a national distributor, as well as through competitive bids submitted by us and our subsidiaries in India and Singapore. Products are sold principally to pharmaceutical, biotechnology, industrial, chemical, and commercial research laboratories, educational institutions, healthcare institutions, governmental entities, manufacturing facilities, and users of networking furniture. We consider the markets in which we compete to be highly competitive, with a significant amount of the business involving competitive public bidding.

It is common in the laboratory furniture industry for customer orders to require delivery at extended future dates, as products are frequently to be installed in buildings yet to be constructed. Changes or delays in building construction may cause delays in delivery of the orders and our recognition of the sale. Since prices are normally quoted on a firm basis in the industry, we bear the burden of possible increases in labor and material costs between quotation of an order and delivery of the product. The impact of such possible increases is considered when determining the sales price.

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

The principal raw materials and products manufactured by others used by us in our products are cold-rolled carbon and stainless steel, hardwood lumber and plywood, paint, chemicals, resins, hardware, plumbing, and electrical fittings. Such materials and products are purchased from multiple suppliers and are typically readily available.

We hold various patents and patent rights, but do not consider that our success or growth is dependent upon our patents or patent rights. Our business is not dependent upon licenses, franchises, or concessions.

Our business is not generally cyclical, although sales are sometimes lower during our third quarter because of slower construction activity in certain areas of the country during the winter months. Our business is not dependent on any one or a few customers; however, sales to our national distributor, VWR International, LLC, represented 13 percent, 13 percent, and 14 percent of our total sales in fiscal years 2008, 2007, and 2006, respectively.

Our order backlog at April 30, 2008 was $58.7 million, as compared to $51.1 million at April 30, 2007 and $36.4 million at April 30, 2006. All but $8.3 million of the backlog at April 30, 2008 was scheduled for shipment during fiscal year 2009; however, it may reasonably be expected that delays in shipments will occur because of customer rescheduling or delay in completion of projects which involve the installation of our products. Based on scheduled shipment dates and past experience, we expect that more than 80 percent of our order backlog at April 30, 2008 will be shipped during fiscal year 2009.

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

RESEARCH AND DEVELOPMENT

The amount spent and expensed by us during the fiscal year ended April 30, 2008 on research and development activities related to new or re-designed products was $1,192,000. The amounts spent for similar purposes in the fiscal years ended April 30, 2007 and 2006 were $945,000 and $760,000, respectively.

ENVIRONMENTAL COMPLIANCE

In the last three fiscal years, compliance with federal, state, or local provisions enacted or adopted regulating the discharge of materials into the environment has had no material effect on us. There are no material capital expenditures anticipated for such purposes, and no material effect therefrom is anticipated on our earnings or competitive position.

EMPLOYEES

At April 30, 2008, we had 448 domestic employees and 121 international employees.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Included in Part III, Item 10(b) of this Annual Report on Form 10-K.

Item 1A. Risk Factors

You should carefully consider the following risks before you decide to buy shares of our common stock. If any of the following risks actually occur, our business, results of operations, or financial condition would likely suffer. In such case, the trading price of our common stock would decline, and you may lose all or part of the money you paid to buy our stock.

This and other public reports may contain forward-looking statements based on current expectations, assumptions, estimates, and projections about us and our industry. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those forward-looking statements as a result of many factors, as more fully described below and elsewhere in our public reports. We do not undertake to update publicly any forward-looking statements for any reasons, even if new information becomes available or other events occur in the future.

If we fail to compete effectively, our revenue and profit margins could decline.

We face a variety of competition in all of the markets in which we participate. Competitive pricing, including price competition or the introduction of new products, could have material adverse effects on our revenues and profit margins.

Our ability to compete effectively depends to a significant extent on the specification or approval of our products by architects, engineers, and customers. If a significant segment of those communities were to decide that the design, materials, manufacturing, testing, or quality control of our products is inferior to that of any of our competitors, our sales and profits would be materially and adversely affected.

If we lose a large customer, our sales and profits would decline.

We have substantial sales to one large customer. That distributor accounted for 13% of our net sales in fiscal year 2008. Loss of all or a part of our sales to a large customer would have a material effect on our revenues and profits.

An increase in the price of raw materials and energy could negatively affect our sales and profits.

It is common in the laboratory furniture industry for customers to require delivery at extended future dates, as products are frequently to be installed in buildings yet to be constructed. Since prices are normally quoted on a firm basis in the industry, we bear the burden of possible increases in labor, material, and energy costs between the quotation of an order and the delivery of the products. Our principal raw materials are steel, including stainless steel, wood, and epoxy resin. Numerous factors beyond our control, such as general economic conditions, competition, worldwide demand, labor costs, energy costs, and import duties and other trade restrictions, influence prices for our raw materials. In addition, consolidation among domestic integrated steel producers, changes in supply and demand in steel markets, the weakening United States dollar, a reduction in steel imports, and other events have led to increased steel costs. The domestic steel market is heavily influenced by three major United States steel manufacturers. Worldwide demand for steel is strong. Prices for steel, epoxy resin, and energy increased significantly in fiscal year 2008, and early indications are that they will increase further in fiscal year 2009. We have not always been able, and in the future we might not be able, to increase our product prices in amounts that correspond to increases in costs of raw materials, without materially and adversely affecting our sales and profits. Where we are not able to increase our prices, increases in our raw material costs will adversely affect our profitability.

Our future growth may depend on our ability to penetrate new international markets.

International laws and regulations, construction customs, standards, techniques, and methods differ from those in the United States. Significant challenges of conducting business in foreign countries include, among other factors, local acceptance of our products, political instability, currency controls, changes in import and export regulations, changes in tariff and freight rates, and fluctuations in foreign exchange rates.

Events outside our control may affect our operating results.

We have little control over the timing of our customer shipments. Shipments that we anticipate in one quarter may occur in another quarter, affecting both quarters’ results. Weather conditions, such as unseasonably warm, cold, or wet weather, can affect and sometimes delay projects. Political and economic events can also affect our revenues. When sales do not meet our expectations, our operating results will be reduced for the relevant quarters.

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

We depend on certain key management and technical personnel. The loss of one or more key employees may materially and adversely affect us. Our success also depends on our ability to attract and retain additional highly qualified technical, marketing, and management personnel necessary for the maintenance and expansion of our activities. We might not be able to attract or retain such personnel.

Our stock price is likely to be volatile and could drop.

The trading price of our Common Stock could be subject to wide fluctuations in response to quarter-to-quarter variation in operating results, announcement of technological innovations or new products by us or our competitors, general conditions in the construction and construction materials industries, relatively low trading volume in our Common Stock, and other events or factors. In addition, in recent years, the stock market has experienced extreme price fluctuations. This volatility has had a substantial effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of those companies. Securities market fluctuations may adversely affect the market price of our Common Stock.

We are subject to a number of significant risks that might cause our actual results to vary materially from our forecasts, targets, or projections, including:

•

Failing to anticipate, appropriately invest in and effectively manage the human, information technology, and logistical resources necessary to support our business, including managing the costs associated with such resources;

•	Failing to generate sufficient future positive operating cash flows and, if necessary, secure adequate external financing to fund our growth; and

•	Interruptions in service by common carriers that ship goods within our distribution channels.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We own and operate three adjacent manufacturing facilities in Statesville, North Carolina. These facilities also house our corporate offices, as well as sales and marketing, administration, engineering and drafting personnel. These facilities together comprise approximately 382,000 square feet and are located on approximately 20 acres of land. In addition, at April 30, 2008, we leased our primary distribution facility and other warehouse facilities totaling 159,000 square feet in Statesville, North Carolina. We also lease and operate a manufacturing facility in Bangalore, India totaling approximately 16,000 square feet.

All of the facilities which we own are held free and clear of any encumbrances. We believe our facilities are suitable for their respective uses and are adequate for our current needs.

Item 3. Legal Proceedings

From time to time, we are involved in disputes and litigation relating to claims arising out of our operations in the ordinary course of business. Further, we are periodically subject to government audits and inspections. We believe that any such matters presently pending will not, individually or in the aggregate, have a material adverse effect on our results of operations or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded in the Nasdaq Global Market, under the symbol KEQU. The following table sets forth the quarterly high and low prices reported on the Nasdaq Global Market.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008
High	$15.44	$18.50	$20.73	$20.04
Low	$10.64	$12.78	$12.50	$14.65
Close	$14.50	$15.57	$17.40	$15.60

2007
High	$9.10	$8.57	$11.47	$11.90
Low	$8.09	$7.38	$7.40	$9.64
Close	$8.79	$7.44	$9.78	$10.97

As of July 3, 2008, we estimate there were approximately 1,000 stockholders of our common shares, of which 214 were stockholders of record. We paid cash dividends of $0.28 per share for each of the fiscal years 2008, 2007, and 2006. The quarterly cash dividend was increased to eight cents per outstanding share in May 2008. We expect to pay dividends in the future in line with our actual and anticipated future operating results.

PERFORMANCE GRAPH

The graph below sets forth a comparison of the Company’s annual stockholder return with the annual stockholder return of (i) the Nasdaq Market Index, and (ii) an index of Nasdaq, non-financial companies with similar market capitalizations to the Company. The graph is based on an investment of $100 on May 1, 2003 (the first trading day of the Company’s fiscal year beginning on that date) in the Company’s common stock, assuming dividend reinvestment. The graph is not an indicator of the future performance of the Company. Thus, it should not be used to predict the future performance of the Company’s stock. The graph and related data were furnished by Morningstar, Inc.

In addition to the Company, the Similar Market Capitalization Index is comprised of the following companies: Accentia Biopharmaceuticals, Inc.; Airspan Networks Inc.; Benihana Inc.; ClearOne Communications, Inc.; Emageon Inc.; FSI International, Inc.; GeoPharma, Inc.; Insweb Corporation; The Intergroup Corporation; Neurogen Corporation; Oculus Innovative Sciences, Inc.; Pokertek, Inc.; Sapiens International Corp N.V.; Somerset Hills Bancorp; Tarragon Corporation; Towerstream Corporation; WPCS International Incorporated; and Ziopharm Oncology, Inc. As it has in prior years, the Company used for an index companies with a market capitalization similar to that of the Company (the “Peer Group”). The Peer Group index was used because there exists no applicable published industry index or line-of-business index, and the Company does not believe it can reasonably identify a peer group of companies in its industry because the Company’s primary competitors are either divisions of larger corporations or are privately owned.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

See Item 12 in this Form 10-K for a discussion of securities authorized for issuance under our equity compensation plans.

Item 6. Selected Financial Data

The following table sets forth our selected consolidated financial information for each of the years ended April 30, 2008, 2007, 2006, 2005, and 2004; this information is derived from our audited Consolidated Financial Statements, the most recent three years of which appear elsewhere herein. The data presented below should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

	Years Ended April 30
$ and shares in thousands, except per share amounts	2008	2007	2006	2005	2004
OPERATING STATEMENT DATA:
Net sales	$89,510	$81,441	$84,071	$73,481	$94,700
Costs of products sold	70,338	66,355	71,663	60,997	79,011

Gross profit	19,172	15,086	12,408	12,484	15,689
Other operating income	—	—	884	—	—
Operating expenses	13,559	11,728	12,175	12,699	13,491

Operating earnings (loss)	5,613	3,358	1,117	(215)	2,198
Other income	47	53	50	2	319
Interest expense	(294)	(670)	(470)	(310)	(301)

Earnings (loss) before income taxes	5,366	2,741	697	(523)	2,216
Income tax expense (benefit)	1,733	902	288	(488)	621

Earnings (loss) before minority interests	3,633	1,839	409	(35)	1,595
Minority interests in subsidiaries	(499)	(299)	(216)	(112)	(133)

Net earnings (loss)	$3,134	$1,540	$193	$(147)	$1,462

Weighted average shares outstanding:
Basic	2,530	2,493	2,492	2,491	2,486
Diluted	2,557	2,495	2,493	2,495	2,497

PER SHARE DATA:
Net earnings (loss):
Basic	$1.24	$0.62	$0.08	$(0.06)	$0.59
Diluted	1.23	0.62	0.08	(0.06)	0.59
Cash dividends	0.28	0.28	0.28	0.28	0.28
Year-end book value	10.56	9.64	10.25	10.43	10.77

	As of April 30
$ in thousands	2008	2007	2006	2005	2004
BALANCE SHEET DATA:
Current assets	$33,182	$28,514	$31,398	$26,780	$31,536
Current liabilities	17,262	16,183	20,373	16,399	18,919
Net working capital	15,920	12,331	11,025	10,381	12,617
Net property, plant and equipment	11,825	11,255	11,163	10,730	11,362
Total assets	50,606	45,240	50,472	46,212	50,461
Total borrowings/long-term debt	5,027	4,325	9,059	5,127	9,045
Stockholders’ equity	26,947	24,048	25,546	25,989	26,791

OTHER DATA:
Capital expenditures	$2,546	$1,724	$1,886	$976	$1,619
Year-end stockholders of record	214	225	243	252	265
Year-end employees (domestic)	448	433	471	484	533

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this document constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that could significantly impact results or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, economic, competitive, governmental, and technological factors affecting our operations, markets, products, services, and prices. The cautionary statements made pursuant to the Reform Act herein and elsewhere by us should not be construed as exhaustive. We cannot always predict what factors would cause actual results to differ materially from those indicated by the forward-looking statements. In addition, readers are urged to consider statements that include the terms “believes,” “belief,” “expects,” “plans,” “objectives,” “anticipates,” “intends,” or the like to be uncertain and forward-looking. Over time, our actual results, performance, or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and harmful to our stockholders’ interest. Many important factors that could cause such a difference are described under the caption “Risk Factors,” in Item 1A of this Annual Report, which you should review carefully.

MANAGEMENT’S DISCUSSION AND ANALYSIS

INTRODUCTION

We are a recognized leader in the design, manufacture, and installation of laboratory and technical furniture products. Laboratory furniture products include both steel and wood cabinetry, fume hoods, flexible systems, and worksurfaces. Technical furniture products include workstations, workbenches, computer enclosures, and network storage systems. Our headquarters and manufacturing facilities are located in Statesville, North Carolina. We also have subsidiaries in Singapore and Bangalore, India that serve the Asian and Middle East markets. Although only approximately 17.6% of our sales were through our international subsidiaries in fiscal year 2008, these sales are considered an important part of our long-term growth strategy.

Our products are primarily sold through purchase orders and contracts submitted by customers through our dealers and commissioned agents, a national distributor, and through competitive bids submitted by us and our subsidiaries. Products are sold principally to pharmaceutical, biotechnology, industrial, chemical, and commercial research laboratories, educational institutions, healthcare institutions, governmental entities, manufacturing facilities, and users of networking furniture. We consider the markets in which we compete to be highly competitive, with a significant amount of the business involving competitive public bidding.

It is common in the laboratory furniture industry for customer orders to require delivery at extended future dates, as products are frequently to be installed in buildings yet to be constructed. Changes or delays in building construction may cause delays in delivery of the orders and our recognition of the sale. Since prices are normally quoted on a firm basis in the industry, we bear the burden of possible increases in labor and material costs between quotation of an order and delivery of the product. The impact of such possible increases is considered when determining the sales price. The principal raw materials and products manufactured by others used in our products are cold-rolled carbon and stainless steel, hardwood lumbers and plywood, paint, chemicals, resins, hardware, plumbing and electrical fittings. Such materials and products are purchased from multiple suppliers and are typically readily available.

CRITICAL ACCOUNTING POLICIES

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of our consolidated financial statements in conformity with generally accepted accounting principles in the United States of America. Actual results could differ significantly from those estimates. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations, and require management’s most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Revenue Recognition

A portion of our product sales result from fixed-price construction contracts that involve a signed contract for a fixed price to provide our laboratory furniture and fume hoods for a construction project. We are usually in the role of a subcontractor, but in some cases may enter into a contract directly with the end-user of the products. Product sales resulting from fixed-price construction contracts are generated from multiple-element arrangements that require separate units of accounting and estimates regarding the fair value of individual elements. The Company has determined that its multiple-element arrangements that qualify as separate units of accounting are (1) product sales and (2) installation services. There is objective and reliable evidence of fair value for both the product sales and installation services, and allocation of arrangement consideration for each of these units is based on their relative fair values. Each of these elements represent individual units of accounting, as the delivered item has value to a customer on a stand-alone basis. The Company’s products are regularly sold on a stand-alone basis to customers which provides vendor-specific objective evidence of fair value. The fair value of installation services is separately calculated using expected costs of installation services. Many times the value of installation services is calculated using price quotations from subcontractors to the Company, who perform installation services on a stand-alone basis. Assuming all other criteria for revenue recognition have been met, we recognize revenue for product sales at the date of shipment. Product sales resulting from purchase orders involve a purchase order received by us from our dealers or our stocking distributor. This category includes product sales for standard products, as well as products which require some customization. These sales are recognized under the terms of the purchase order which generally are freight on board (“FOB”) shipping point and do not include rights of return. Accordingly, sales are recognized at the time of shipment.

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

Inventories

Inventories are valued at the lower of cost or market. The cost of the majority of inventories is measured on the last in, first out (“LIFO”) method. The LIFO method allocates the most recent costs to cost of products sold, and, therefore, recognizes into operating results fluctuations in raw materials and other inventoriable costs more quickly than other methods. Other inventories consisted of foreign inventories and are measured at actual cost.

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

RESULTS OF OPERATIONS

Sales for fiscal year 2008 were $89.5 million, an increase of 10% from fiscal year 2007 sales of $81.4 million. Domestic Operations sales for the year were $73.8 million, an increase of 11% from the prior year. As reflected in the growth of our order backlog, the domestic and international marketplace for laboratory products continued to be healthy during the year, although very price competitive. International Operations sales for the year were $15.8 million, an increase of 6% over the prior year.

Our order backlog was $58.7 million at April 30, 2008, as compared to $51.1 million at April 30, 2007, and $36.4 million at April 30, 2006. The increase in order backlog in fiscal year 2008 was due to a stronger volume of incoming orders, both domestic and international, throughout the year.

Sales for fiscal year 2007 were $81.4 million, a decrease of 3% from fiscal year 2006 sales of $84.1 million. Domestic Operations sales for fiscal year 2007 were $66.6 million, a decrease of 8% from the prior year. The decline in Domestic Operations sales resulted from lower demand for small and mid-sized projects, as the marketplace for larger laboratory projects continued to be healthy during the year. International Operations sales for fiscal year 2007 were $14.9 million, an increase of 23% over the prior year. The increase in International Operations sales resulted from a strengthening of sales representation in the Asian markets and a further expansion of manufacturing capabilities in India.

Gross profit represented 21.4%, 18.5%, and 14.8% of sales in fiscal years 2008, 2007, and 2006, respectively. The increase in gross profit margin in fiscal year 2008 from fiscal year 2007 was primarily due to improved manufacturing efficiencies related to capital projects completed in prior years, continued implementation of lean manufacturing techniques, and lower cost global supply sources for raw materials. The increase in the gross profit margin in fiscal year 2007 from fiscal year 2006 was primarily due to improved manufacturing costs, continuing success in identifying new lower cost global supply sources for raw materials and components, and other cost improvement activities.

Other operating income of $884,000 in fiscal year 2006 resulted from the sale of our former plant site in Lockhart, Texas.

Operating expenses were $13.6 million, $11.7 million, and $12.2 million in fiscal years 2008, 2007, and 2006, respectively, and 15.1%, 14.4%, and 14.5% of sales, respectively. The increase in operating expenses for fiscal year 2008 as compared to fiscal year 2007 was an increase of $339,000 in compensation earned under performance incentive plans, an increase of $335,000 in sales and marketing expenses, an increase of $93,000 in sales commissions due to the increase in sales, and Sarbanes-Oxley consulting costs of $216,000. The decrease in operating expenses for fiscal year 2007 as compared to fiscal year 2006 was primarily due to a reduction in sales and marketing expenses of $368,000 and a decline of $182,000 in sales commissions due to lower sales.

Other income was $47,000, $53,000, and $50,000 in fiscal years 2008, 2007, and 2006, respectively.

Interest expense was $294,000, $670,000, and $470,000 in fiscal years 2008, 2007, and 2006, respectively. The decrease in interest expense in fiscal year 2008 resulted primarily from lower levels of bank borrowings. The increased interest expense in fiscal year 2007 resulted primarily from higher interest rates paid and higher levels of bank borrowings and capital leases during the year.

Income tax expense of $1,733,000, or 32.3% of pretax earnings, was recorded in fiscal year 2008. Income tax expense of $902,000, or 32.9% of pretax earnings, was recorded in fiscal year 2007. The effective tax rate for fiscal year 2008 differs from the statutory rate as it was decreased by the impact of differing foreign tax rates, a reduction in the valuation allowance, and the impact of state and federal tax credits. The effective tax rate for fiscal year 2007 differs from the statutory rate as it was decreased by the impact of state and federal tax credits, partially offset by the impact of differing foreign tax rates. Income tax expense of $288,000, or 41.3% of pretax earnings, was recorded in fiscal year 2006. The impact of earned state and federal tax credits in fiscal year 2006 was offset by a valuation allowance established against earned but unused tax credits.

Minority interest related to our two subsidiaries that are not 100% owned by us were $499,000, $299,000, and $216,000, for fiscal years 2008, 2007, and 2006, respectively. The changes in minority interest for each year were due to changes in the levels of net income of the subsidiaries.

Net earnings in fiscal year 2008 were $3,134,000, or $1.23 per diluted share. Net earnings in fiscal year 2007 were $1,540,000, or $0.62 per diluted share. Net earnings in fiscal year 2006 were $193,000, or $0.08 per diluted share. Net earnings in fiscal year 2006 included a gain of $540,000 resulting from the sale of our former plant site in Lockhart, Texas.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity have historically been funds generated from operating activities, supplemented as needed by borrowings under our revolving credit facility. Additionally, certain machinery and equipment are financed by non-cancelable operating leases or capital leases. We believe that these sources of funds will be sufficient to support ongoing business requirements, including capital expenditures, through fiscal year 2009.

At April 30, 2008, we had advances of $4.6 million outstanding under our unsecured $12 million revolving credit facility. The credit facility matures in September 2010, and we intend to extend or replace it with a new facility prior to the maturity date, although there can be no assurance as to the availability or terms of any such extension or replacement. See Note 3 of the Notes to Consolidated Financial Statements included in Item 8 of this annual report for additional information concerning our credit facility.

During fiscal year 2003, we entered into a 10-year operating lease for a new distribution center in Statesville, North Carolina. During fiscal years 2007 and 2006, we entered into capital lease arrangements related to costs of $300,000 and $852,000, respectively, for a new enterprise resource planning (ERP) system that was implemented in the fourth quarter of fiscal year 2008. These lease arrangements, as well as most of our leases for machinery and equipment, provide us with renewal and purchase options and certain early cancellation rights.

The following table summarizes the obligated cash payments including interest, if applicable, for the above commitments as of April 30, 2008:

PAYMENTS DUE BY PERIOD

($ in thousands)

Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	After 5 years
Operating Leases	$5,660	$1,567	$2,366	$1,482	$245

Capital Leases	521	354	167	—	—

Total Contractual Cash Obligations	$6,181	$1,921	$2,533	$1,482	$245

We do not have any off balance sheet arrangements at April 30, 2008.

Operating activities provided cash of $3.4 million in fiscal year 2008, primarily from operating earnings and an increase in accounts payable, partially offset by increases in accounts receivable and inventory, and a decrease in deferred revenue. Operating activities provided cash of $8.6 million in fiscal year 2007, primarily from operating earnings, a reduction in accounts receivable, and an increase in deferred revenue. Operating activities used cash of $258,000 in fiscal year 2006. The primary uses of cash during fiscal year 2006 were increases in inventory and accounts receivable balances, partially offset by cash provided from operating earnings and an increase in accounts payable. The majority of the April 30, 2008 accounts receivable balances are expected to be collected during the first quarter of fiscal year 2009, with the exception of retention amounts on fixed-price contracts which are collected when the entire construction project is completed and all retention funds are paid by the owner.

As discussed above, no further benefits have been, or will be, earned under our pension plans after April 30, 2005, and no additional participants have been, or will be, added to the plans. We did not make any contributions to the plans in fiscal years 2008, 2007, and 2006, and do not expect to make any contributions to the plans in fiscal year 2009.

Capital expenditures were $2.5 million, $1.7 million, and $1.9 million in fiscal years 2008, 2007, and 2006, respectively. Capital expenditures in fiscal year 2008 and 2007 were funded primarily from cash generated by operating activities. Capital expenditures in fiscal year 2006 were funded primarily from cash generated by the sale of our property in Lockhart, Texas. Capital assets related to the new ERP system in the amounts of $300,000 and $580,000 were funded under capital leases in fiscal years 2007 and 2006, respectively. Fiscal year 2009 capital expenditures are anticipated to be approximately $2.0 million and are expected to be funded primarily by cash from operating activities.

Working capital increased to $15.9 million at April 30, 2008, from $12.3 million at April 30, 2007, and the ratio of current assets to current liabilities increased to 1.9-to-1 at April 30, 2008, from 1.8-to-1 at April 30, 2007. The increase in working capital for fiscal year 2008 was primarily due to increases in cash and cash equivalents, accounts receivable, and inventory.

We paid cash dividends of $0.28 per share for each of the fiscal years 2008, 2007, and 2006. The quarterly cash dividend was increased to eight cents per outstanding share in May 2008. We expect to pay dividends in the future in line with our actual and anticipated future operating results.

RECENT ACCOUNTING STANDARDS

Adoption of SEC Staff Accounting Bulletin (“SAB”) No. 108 In September 2006, the SEC staff released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). The Company adopted SAB No. 108 in fiscal year 2007, effective May 1, 2006. SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods of quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements, but its use can lead to the accumulation of misstatements in the balance sheet. The iron curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement.

In SAB 108, the SEC staff established an approach that required quantification of financial statement misstatements based on the effect of the misstatements on each of a company’s consolidated financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach,” because it requires quantification of errors under both the iron curtain and the roll-over methods. SAB 108 permitted public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used, or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of May 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings.

During fiscal years 1998 through 2006, the Company overstated deferred income tax assets by a cumulative total amount of $421,000. Subsequent to the years in which the overstatements occurred, the Company discovered the errors and determined they were not material to the Company’s consolidated financial statements for the years in which they occurred. The Company elected to apply SAB 108 to correct the errors using the cumulative effect transition method.

The following table summarizes the effects on the related account balances of applying the guidance in SAB 108 as of May 1, 2006:

		Origination Period of Misstatement
	Adjustment	Fiscal Years ended April 30
$ in thousands	at May 1, 2006	2006	2005 and Prior
Decrease in deferred income tax assets	$421	$45	$376

Decrease in net income	—	45	376

Decrease in retained earnings	$421	—	—

New Accounting Standards In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”), which establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements in both annual and interim reports. SFAS 157 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. SFAS 157 is effective for fair-value measures already required or permitted by other standards for financial statements issued for fiscal years beginning after November 15, 2007 and will be effective for the Company in fiscal year 2009. The Company has not yet determined the effect, if any, that the adoption of this standard will have on its consolidated financial position or results of operations.

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

In December 2007, the FASB issued SFAS 141R “Business Combinations” (“SFAS 141R”), which requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in business combinations to be recorded at “full fair value.” SFAS 141R also requires that the direct costs of acquisitions be expensed as incurred, and that the estimated fair value of contingent consideration be recorded at the date of purchase, with changes in the estimated fair value recorded in the income statement. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008, and will be effective for the Company in fiscal year 2010. The Company has not yet determined the effect, if any, that the adoption of this standard will have on its consolidated financial position or results of operations.

The FASB issued Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” in December 2007. The statement establishes accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest should be classified as a separate component of equity. Among other items, it also changes how income attributable to the parent and the non-controlling interest are presented on the consolidated income statement. The statement is effective for fiscal years beginning on or after December 15, 2008, and will be effective for the Company in fiscal year 2010. The Company has not yet determined the effect, if any, that the adoption of this standard will have on its consolidated financial position or results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (FAS 161). FAS 161 amends and expands disclosures about derivative instruments and hedging activities. FAS 161 required qualitative disclosures about the objectives and strategies of derivative instruments, quantitative disclosures about the fair value amounts of and gains and losses on derivative instruments, and disclosures of credit-risk-related contingent features in hedging activities. FAS 161 is effective for fiscal years beginning after November 15, 2008 and will be effective for the Company in fiscal year 2010. Early adoption is prohibited; however, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The Company has not yet determined the effect, if any, that the adoption of this standard will have on its consolidated financial position or results of operations.

OUTLOOK

While our ability to predict future demand for our products continues to be limited given, among other general economic factors affecting the Company and our markets, the Company’s role as subcontractor or supplier to dealers for subcontractors, we expect fiscal year 2009 to be profitable. In addition to general economic factors affecting the Company and our markets, demand for our products is also dependent upon the number of laboratory construction projects planned and/or current progress in projects already under construction. Our earnings are also impacted by increased costs of raw materials, including stainless steel, wood, and epoxy resin, and whether we are able to increase product prices to customers in amounts that correspond to such increases without materially and adversely affecting sales. Additionally, since prices are normally quoted on a firm basis in the industry, we bear the burden of possible increases in labor and material costs between the quotation of an order and delivery of a product.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in the area of interest rates. This exposure is associated with advances outstanding under our bank line of credit, and certain lease obligations for production machinery, all of which are priced on a floating rate basis. Advances outstanding under the bank line of credit were $4.6 million at April 30, 2008. We believe that our exposure to market risk is not material.

Item 8. Financial Statements and Supplementary Data

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS

OF KEWAUNEE SCIENTIFIC CORPORATION

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United states, and that receipts and expenditures of the Company are being made only in accordance with authorizations of Management and Directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, Management concluded the Company maintained effective internal control over financial reporting as of April 30, 2008.

/s/ William A. Shumaker
President
Chief Executive Officer

/s/ D. Michael Parker
Senior Vice President, Finance
Chief Financial Officer

July 12, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS

OF KEWAUNEE SCIENTIFIC CORPORATION

We have audited the accompanying consolidated balance sheets of Kewaunee Scientific Corporation and subsidiaries (the “Company”) as of April 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended April 30, 2008. Our audits also included the financial statement schedule listed in the index at Item 15(a). These consolidated financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of April 30, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in the notes to the consolidated financial statements, the Company has adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” as of May 1, 2007. In addition, as discussed in the notes, the Company: (1) effective April 30, 2007, began to recognize the funded status of its benefit plan in its consolidated balance sheet to conform to Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 88, 106, and 132(R),” and (2) effective April 30, 2007, the Company adopted the dual method of evaluating errors, as required by Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of April 30, 2008 included in the accompanying “Report of Management on Internal Control Over Financial Reporting,” and, accordingly, we do not express an opinion thereon.

/s/ CHERRY, BEKAERT & HOLLAND, L.L.P.
Charlotte, North Carolina

July 12, 2008

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended April 30	Kewaunee Scientific Corporation

$ and shares in thousands, except per share amounts	2008	2007	2006
Net sales	$89,510	$81,441	$84,071
Costs of products sold	70,338	66,355	71,663

Gross profit	19,172	15,086	12,408
Other operating income	—	—	884
Operating expenses	13,559	11,728	12,175

Operating earnings	5,613	3,358	1,117
Other income	47	53	50
Interest expense	(294)	(670)	(470)

Earnings before income taxes	5,366	2,741	697
Income tax expense	1,733	902	288

Earnings before minority interests	3,633	1,839	409
Minority interests in subsidiaries	(499)	(299)	(216)

Net earnings	$3,134	$1,540	$193

Net earnings per share
Basic	$1.24	$0.62	$0.08
Diluted	$1.23	$0.62	$0.08

Weighted average number of Common shares outstanding
Basic	2,530	2,493	2,492
Diluted	2,557	2,495	2,493

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Kewaunee Scientific Corporation

$ in thousands, except per share amounts	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Balance at April 30, 2005	$6,550	$144	$20,031	$54	$(790)	$25,989

Net earnings	—	—	193	—	—	193
Cash dividends declared, $.28 per share	—	—	(698)	—	—	(698)
Stock options exercised, 500 shares	—	—	—	—	3	3
Foreign currency translation adjustments	—	—	—	57	—	57
Change in fair value of cash flow hedge, net of tax	—	—	—	2	—	2

Balance at April 30, 2006	6,550	144	19,526	113	(787)	25,546

Net earnings	—	—	1,540	—	—	1,540
Cash dividends declared, $.28 per share	—	—	(698)	—	—	(698)
Stock options exercised, 2,500 shares	—	11	—	—	16	27
Foreign currency translation adjustments	—	—	—	166	—	166
Cumulative effect of adoption of SAB No. 108	—	—	(421)	—	—	(421)
Adoption of SFAS No. 158, net of tax	—	—	—	(2,112)	—	(2,112)

Balance at April 30, 2007	6,550	155	19,947	(1,833)	(771)	24,048

Net earnings	—	—	3,134	—	—	3,134
Cash dividends declared, $.28 per share	—	—	(708)	—	—	(708)
Stock options exercised, 56,400 shares	—	309	—	—	347	656
Stock options granted, 36,100 shares	—	25	—	—	—	25
Foreign currency translation adjustments	—	—	—	64	—	64
Unrecognized actuarial loss, SFAS No. 158, net of tax	—	—	—	(272)	—	(272)

Balance at April 30, 2008	$6,550	$489	$22,373	$(2,041)	$(424)	$26,947

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

April 30	Kewaunee Scientific Corporation

$ and shares in thousands, except per share amounts	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$3,784	$2,231
Restricted cash	480	372
Receivables, less allowance: $274 (2008); $262 (2007)	20,087	19,061
Inventories	6,984	5,869
Deferred income taxes	407	297
Prepaid expenses and other current assets	1,440	684

Total Current Assets	33,182	28,514

Property, Plant and Equipment, Net	11,825	11,255

Other Assets
Prepaid pension cost	1,936	1,911
Deferred income taxes	—	129
Other	3,663	3,431

Total Other Assets	5,599	5,471

Total Assets	$50,606	$45,240

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$4,551	$3,489
Current obligations under capital leases	323	360
Accounts payable	8,929	8,437
Employee compensation and amounts withheld	2,026	1,416
Deferred revenue	667	1,672
Other accrued expenses	766	809

Total Current Liabilities	17,262	16,183

Obligations under capital leases	153	476
Deferred income taxes	921	—
Accrued employee benefit plan costs	3,555	3,351
Minority interest in subsidiaries	1,768	1,182

Total Liabilities	23,659	21,192

Commitments and Contingencies (Note 7)
Stockholders’ Equity
Common stock, $2.50 par value, Authorized- 5,000 shares; Issued- 2,620 shares; Outstanding-2,551 shares (2008) 2,495 shares (2007)	6,550	6,550
Additional paid-in-capital	489	155
Retained earnings	22,373	19,947
Accumulated other comprehensive income (loss)	(2,041)	(1,833)
Common stock in treasury, at cost: 56 shares (2008); 125 shares (2007)	(424)	(771)

Total Stockholders’ Equity	26,947	24,048

Total Liabilities and Stockholders’ Equity	$50,606	$45,240

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended April 30	Kewaunee Scientific Corporation

$ in thousands	2008	2007	2006
Cash Flows from Operating Activities
Net earnings	$3,134	$1,540	$193
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	1,981	1,952	2,027
Bad debt provision	192	136	288
Provision (benefit) for deferred income tax expense	940	541	(66)
Gain on disposal of property, plant and equipment	—	—	(884)
(Increase) decrease in prepaid income taxes	(812)	—	94
(Increase) decrease in receivables	(1,218)	4,002	(1,804)
Increase in inventories	(1,115)	(9)	(2,318)
Increase in prepaid pension cost	(297)	(382)	(167)
Increase (decrease) in accounts payable and other accrued expenses	1,059	(700)	3,345
(Decrease) increase in deferred revenue	(1,005)	1,137	(726)
Other, net	532	418	(240)

Net cash provided by (used in) operating activities	3,391	8,635	(258)

Cash Flows from Investing Activities
Capital expenditures	(2,546)	(1,724)	(1,886)
Proceeds from sale of property, plant and equipment	—	—	2,500
(Increase) decrease in restricted cash	(108)	27	(20)

Net cash (used in) provided by investing activities	(2,654)	(1,697)	594

Cash Flows from Financing Activities
Decrease in bank overdraft	—	—	(2,301)
Dividends paid	(708)	(698)	(698)
Net increase (decrease) in short-term borrowings	1,062	(4,727)	4,438
Payments on long-term debt	—	—	(931)
Payments of capital leases	(360)	(308)	(155)
Proceeds from exercise of stock options (including tax benefit)	681	27	3

Net cash provided by (used in) financing activities	675	(5,706)	356

Effect of exchange rate changes on cash	141	70	12

Increase in Cash and Cash Equivalents	1,553	1,302	704
Cash and Cash Equivalents at Beginning of Year	2,231	929	225

Cash and Cash Equivalents at End of Year	$3,784	$2,231	$929

Supplemental Disclosure of Cash Flow Information
Interest paid	$307	$678	$388
Income taxes paid (refunded)	1,109	19	(145)
Purchase of fixed assets under capital leases	—	300	580

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

Principles of Consolidation The Company’s consolidated financial statements include the accounts of Kewaunee Scientific Corporation and its three international subsidiaries. A brief description of each subsidiary, along with the amount of the Company’s controlling financial interests, is as follows: (1) Kewaunee Labway Asia Pte. Ltd., a dealer for the Company’s products in Singapore, is 51% owned by the Company; (2) Kewaunee Labway India Pvt. Ltd., a dealer for the Company’s products in Bangalore, India, is 95% owned by Kewaunee Labway Asia; and (3) Kewaunee Scientific Corporation India Pvt. Ltd. in Bangalore, India, a manufacturing and assembly operation, is 100% owned by the Company. All intercompany balances, transactions, and profits have been eliminated. Included in the consolidated financial statements are net assets of $4,172,000 and $2,031,000 at April 30, 2008 and 2007, respectively, of the Company’s subsidiaries. Net sales by the Company’s subsidiaries in the amount of $15,742,000, $14,856,000, and $12,044,000 were included in the consolidated statements of operations for fiscal years 2008, 2007, and 2006, respectively.

Cash and Cash Equivalents Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less. During the years ended April 30, 2008 and 2007, the Company had cash deposits in excess of FDIC insured limits. The Company has not experienced any losses from such deposits.

Restricted Cash Restricted cash includes bank deposits of a subsidiary used for performance guarantees against customer orders.

Allowance for Doubtful Accounts The Company evaluates the collectibility of its trade accounts receivable based on a number of factors. In circumstances where management is aware of a customer’s inability to meet its financial obligations to the Company, or a project dispute makes it unlikely that all of the receivable owed by a customer will be collected, a specific reserve for bad debts is estimated and recorded, to reduce the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, a general reserve for bad debts is estimated and recorded based on the customer’s recent past loss history and an overall assessment of past due trade accounts receivable amounts outstanding. Accounts are written off when it is clearly established that the receivable is a bad debt. Recoveries of receivables previously written off are recorded when received.

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

$ in thousands	2008	2007	Useful Life
Land	$41	$41
Building and improvements	10,044	9,932	10-40 years
Machinery and equipment	29,101	27,123	5-10 years

Total	39,186	37,096
Less accumulated depreciation	(27,361)	(25,841)

Net property, plant and equipment	$11,825	$11,255

Management reviews the carrying value of property, plant and equipment for impairment whenever changes in circumstances or events indicate that such carrying value may not be recoverable. If projected undiscounted cash flows are not sufficient to recover the carrying value of the potentially impaired asset, the carrying value is reduced to estimated fair value. At April 30, 2008 and 2007, equipment financed under capital leases with a cost of $1,320,000 was included in machinery and equipment.

Other Assets Other assets at April 30, 2008 and 2007 include $3,509,000 and $3,284,000, respectively, of assets held in a trust account for non-qualified benefit plans and $154,000 and $147,000, respectively, of cash surrender values of life insurance policies.

Use of Estimates The presentation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Significant estimates impacting the accompanying consolidated financial statements include the allowance for uncollectible accounts receivable, inventory valuation, and pension liabilities.

Fair Value of Financial Instruments Financial instruments include cash and cash equivalents, mutual funds, cash surrender value of life insurance policies, capital lease obligations, long-term debt, and short-term borrowings. Management believes the carrying value of these assets and liabilities approximate their fair value.

Revenue Recognition Product sales and installation revenue are recognized when all of the following criteria have been met: (1) products have been shipped, or customers have purchased and accepted title to the goods, but because of construction delays, have requested that the Company temporarily store the finished goods on the customer’s behalf; service revenue for installation of products sold is recognized as the installation services are performed, (2) persuasive evidence of an arrangement exists, (3) the price to the customer is fixed, and (4) collectability is reasonably assured.

Deferred revenue consists of customer deposits and advance billings of the Company’s products where sales have not yet been recognized. Accounts receivable includes retainage in the amounts of $1,109,000 and $1,689,000 at April 30, 2008 and 2007, respectively. Shipping and handling costs are included in cost of sales. Because of the nature and quality of the Company’s products, any warranty issues are determined in a relatively short period after the sale and are infrequent in nature, and as such, warranty costs are expensed as incurred.

Product sales resulting from fixed-price construction contracts involve a signed contract for a fixed price to provide the Company’s laboratory furniture and fume hoods for a construction project. The Company is usually in the role of a subcontractor, but in some cases may enter into a contract directly with the end-user of the products, and arrangements normally do not contain a general right of return relative to the delivered items. Product sales resulting from fixed-price construction contracts are generated from multiple-element arrangements that require separate units of accounting and estimates regarding the fair value of individual elements. The Company has determined that its multiple-element arrangements that qualify as separate units of accounting are (1) product sales and (2) installation services. There is objective and reliable evidence of fair value for both the product sales and installation services, and allocation of arrangement consideration for each of these units is based on their relative fair values. Each of these elements represent individual units of accounting, as the delivered item has value to a customer on a stand-alone basis. The Company’s products are regularly sold on a stand-alone basis to customers which provides vendor-specific objective evidence of fair value. The fair value of installation services is separately calculated using expected costs of installation services. Many times the value of installation services is calculated using price quotations from subcontractors to the Company who performs installation services on a stand-alone basis.

Product sales resulting from purchase orders involve a purchase order received by the Company from its dealers or its stocking distributor. This category includes product sales for standard products, as well as products which require some customization. Any customization requirements are approved by the customer prior to manufacture of the customized product. Sales from purchase orders are recognized under the terms of the purchase order which generally are freight on board (“FOB”) shipping point and do not include rights of return. Accordingly, sales are recognized at the time of shipment.

Credit Concentration Credit risk is generally not concentrated with any one customer or industry, although the Company does enter into large contracts with individual customers from time to time. The Company performs credit evaluations of its customers. Revenues from the Company’s national stocking distributor, VWR International, LLC, represented 13%, 13%, and 14% of the Company’s total sales in fiscal years 2008, 2007, and 2006, respectively.

Income Taxes The Company uses the liability method in measuring the provision for income taxes and recognizing deferred tax assets and liabilities on the balance sheet. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

The Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” as of May 1, 2007. FIN 48 clarifies the financial statement recognition threshold and measurement attribute of a tax position taken or expected to be taken in a tax return in accordance with Statement No. 109, “Accounting for Income Taxes.” This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. Under FIN 48, the Company applies a more-likely-than-not recognition threshold for all tax uncertainties. FIN 48 only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. There was no impact on the Company’s consolidated financial position or results of operations from the adoption of FIN 48.

Advertising Costs Advertising costs are expensed as incurred, and include trade shows, training materials, sales samples, and other related expenses. Advertising costs for the years ended April 30, 2008, 2007, and 2006 were $300,000, $208,000, and $282,000, respectively.

Derivative Financial Instruments The Company records derivatives on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The nature of the Company’s business activities involves the management of various financial and market risks, including those related to changes in interest rates. The Company employs derivative financial instruments, such as interest rate swap contracts, to mitigate certain of those risks. The Company does not enter into derivative instruments for speculative purposes. There were no derivative financial instruments as of April 30, 2008 and 2007.

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

Earnings Per Share Basic earnings per share is based on the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the assumed exercise and conversion of outstanding options under the Company’s stock option plans, except when options have an antidilutive effect. Options to purchase 27,500 shares of common stock at a price of $12.00 and 151,600 shares at prices of $9.10 to $12.00 were outstanding at April 30, 2007 and 2006, respectively, but were not included in the computation of diluted EPS because the option exercise prices were greater than the average market price of the common shares at that date, and, accordingly, such options would have an antidilutive effect. The following is a reconciliation of basic to diluted weighted average common shares outstanding (in thousands):

	2008	2007	2006
Weighted average common shares outstanding
Basic	2,530	2,493	2,492

Dilutive effect of stock options	27	2	1

Weighted average common shares outstanding—diluted	2,557	2,495	2,493

Accounting for Stock Options Prior to May 1, 2006, the Company accounted for its stock-based compensation using the intrinsic value method of Accounting Principles Bulletin (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company provided proforma disclosure in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” as if the fair-value method of SFAS No. 123, “Accounting for Stock-Based Compensation,” had been applied to stock-based compensation. In accordance with APB Opinion No. 25, no stock-based compensation cost was reflected in the Company’s prior year net income for grants of stock options to employees because the Company granted stock options with an exercise price equal to the market value of the stock on the date of grant. The Company did not grant any stock options during fiscal years 2003 through 2007.

If the Company had used the fair-value based accounting method for stock compensation expense prescribed by SFAS Nos. 123 and 148 for the fiscal year ended April 30, 2006, the Company’s net earnings would have been reduced to the pro forma amounts set forth below:

$ in thousands, except per share amounts	2006
Net earnings as reported	$193
Pro forma compensation cost	—

Net earnings pro forma	$193

Net earnings per share – Basic
As reported	$0.08
Pro forma	0.08

Net earnings per share – Diluted
As reported	$0.08
Pro forma	0.08

Effective May 1, 2006, the Company adopted the fair-value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified prospective transition method and, therefore, has not restated results for prior periods. Under this transition method, the Company recorded stock-based compensation expense for the fiscal year ended April 30, 2007 of $1,000 for all stock-based compensation awards granted prior to, but not yet vested as of, April 30, 2007, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123.

The Company granted stock options on 36,100 shares during fiscal year 2008 (See Note 5).

Reclassifications Certain 2007 and 2006 amounts have been reclassified to conform with the 2008 presentation in the consolidated statements of cash flows.

Adoption of SEC Staff Accounting Bulletin (“SAB”) No. 108 In September 2006, the SEC staff released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). The Company adopted SAB No. 108 in fiscal year 2007, effective May 1, 2006. SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods of quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements, but its use can lead to the accumulation of misstatements in the balance sheet. The iron curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement.

In SAB 108, the SEC staff established an approach that required quantification of financial statement misstatements based on the effect of the misstatements on each of the Company’s consolidated financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods. SAB 108 permitted public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of May 1, 2006, with an offsetting adjustment recorded to the opening balance of retained earnings.

During fiscal years 1998 through 2006, the Company overstated deferred income tax assets by a cumulative total amount of $421,000. Subsequent to the years in which the overstatements occurred, the Company discovered the errors and determined they were not material to the Company’s consolidated financial statements for the years in which they occurred. The Company elected to apply SAB 108 to correct the errors using the cumulative effect transition method.

The following table summarizes the effects on the related account balances of applying the guidance in SAB 108 as of May 1, 2006:

	Adjustment at May 1, 2006	Origination Period of Misstatement
		Fiscal Years ended April 30
$ in thousands		2006	2005 and Prior
Decrease in deferred income tax assets	$421	$45	$376

Decrease in net income	—	$45	$376

Decrease in retained earnings	$421	—	—

New Accounting Standards In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”), which establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements in both annual and interim reports. SFAS 157 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. SFAS 157 is effective for fair-value measures already required or permitted by other standards for financial statements issued for fiscal years beginning after November 15, 2007 and will be effective for the Company in fiscal year 2009. The Company has not yet determined the effect, if any, that the adoption of this standard will have on its consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “the Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which allows measurement of specified financial instruments, warranty, and insurance contracts at fair value on a contract by contract basis, with changes in fair value recognized in earnings in each period. SFAS 159 is effective at the beginning of the fiscal year that begins after November 15, 2007, and will be effective for the Company in fiscal year 2009. The Company has not yet determined the effect, if any, that the adoption of this standard will have on its consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS 141R “Business Combinations” (“SFAS 141R”), which requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in business combinations to be recorded at “full fair value.” SFAS 141R also requires that the direct costs of acquisitions be expensed as incurred, and that the estimated fair value of contingent consideration be recorded at the date of purchase, with changes in the estimated fair value recorded in the income statement. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008, and will be effective for the Company in fiscal year 2010. The Company has not yet determined the effect, if any, that the adoption of this standard will have on its consolidated financial position or results of operations.

The FASB issued Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” in December 2007. The statement establishes accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest should be classified as a separate component of equity. Among other items, it also changes how income attributable to the parent and the non-controlling interest are presented on the consolidated income statement. The statement is effective for fiscal years beginning on or after December 15, 2008, and will be effective for the Company in fiscal year 2010. The Company has not yet determined the effect, if any, that the adoption of this standard will have on its consolidated financial position or results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133” (FAS 161). FAS 161 amends and expands disclosures about derivative instruments and hedging activities. FAS 161 required qualitative disclosures about the objectives and strategies of derivative instruments, quantitative disclosures about the fair value amounts of and gains and losses on derivative instruments, and disclosures of credit-risk-related contingent features in hedging activities. FAS 161 is effective for fiscal years beginning after November 15, 2008 and will be effective for the Company in fiscal year 2010. Early adoption is prohibited; however, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The Company has not yet determined the effect, if any, that the adoption of this standard will have on its consolidated financial position or results of operations.

Note 2—Inventories

Inventories consisted of the following at April 30:

$ in thousands	2008	2007
Finished goods	$1,920	$1,243
Work-in-process	1,099	1,257
Materials and components	3,965	3,369

Total inventories	$6,984	$5,869

If inventories had been determined using the first-in, first-out (FIFO) method at April 30, 2008 and 2007, reported inventories would have been $1.9 million and $2.0 million greater, respectively. During fiscal years 2008 and 2007, the levels of inventories were reduced and the current year LIFO index was less than 100% due to lower material costs. This reduction resulted in a liquidation of LIFO inventory quantities carried at higher costs prevailing in prior years as compared with the cost of fiscal years 2008 and 2007 purchases, the effect of which decreased the cost of sales by $10,000 and $413,000, respectively.

Note 3—Long-term Debt and Other Credit Arrangements

In December 2007, the Company entered into a new $12 million unsecured revolving credit facility that expires in September 2010, replacing a similar credit facility with another bank. There were advances of $4,551,000 outstanding under the facility as of April 30, 2008. Monthly interest payments are payable under the facility calculated at the LIBOR Market Index Rate plus a variable rate ranging from 1.45% to 2.05% based on certain financial ratio calculations. The borrowing rate at April 30, 2008 was 4.31%, including a variable rate adjustment of 1.45%. In fiscal year 2007, the monthly interest payments were payable under the facility calculated at the lower of (1) the LIBOR Market Index Rate plus 1.75%, or (2) the lender’s Prime Rate minus 1.00%. The borrowing rate was 7.07% at April 30, 2007. The new credit facility includes financial covenants with respect to certain ratios, including (a) debt-to-net worth, (b) fixed charge coverage, and (c) asset coverage. At April 30, 2008, the Company was in compliance with all of the financial covenants.

In fiscal years 2007 and 2006, the Company entered into several lease arrangements to fund a new Enterprise Resource Planning (ERP) system that were classified as capital leases for accounting purposes. The lease arrangements were primarily for software costs and have a term of 44 months. Scheduled lease payments, including interest, are $354,000 for fiscal year 2009.

Note 4—Income Taxes

Income tax expense consisted of the following:

$ in thousands	2008	2007	2006
Current tax expense (benefit):
Federal	$148	$(72)	$219
State and local	39	(4)	(215)
Foreign	446	437	350

Total current tax expense	633	361	354

Deferred tax expense (benefit):
Federal	1,002	438	(307)
State and local	116	108	259
Foreign	(18)	(5)	(18)

Total deferred tax expense (benefit)	1,100	541	(66)

Net income tax expense	$1,733	$902	$288

The reasons for the differences between the above net income tax expense and the amounts computed by applying the statutory federal income tax rates to earnings before income taxes are as follows:

$ in thousands	2008	2007	2006
Income tax expense at statutory rate	$1,824	$834	$237
State and local taxes, net of federal income tax benefit (expense)	193	57	(59)
Tax credits	(77)	(45)	(52)
Effects of differing US and foreign tax rates	(140)	57	(26)
(Decrease) increase in valuation allowance	(93)	11	88
Other items, net	26	(12)	100

Net income tax expense	$1,733	$902	$288

Significant items comprising deferred tax assets and liabilities as of April 30 were as follows:

$ in thousands	2008	2007
Deferred tax assets:
Accrued employee benefit expenses	$107	$87
Allowance for doubtful accounts	102	98
Inventory reserves and capitalized costs	28	89
Deferred compensation	1,326	1,250
Net operating loss carryforwards	15	221
Tax credits	710	982
Prepaid pension (SFAS No. 158 adjustment)	1,418	1,257
Other	59	33

Total deferred tax assets	3,765	4,017

Deferred tax liabilities:
Book basis in excess of tax basis of property, plant and equipment	(2,130)	(1,517)
Prepaid pension	(2,140)	(1,969)
Other	(1)	(37)

Total deferred tax liabilities	(4,271)	(3,523)

Less: valuation allowance	(8)	(69)

Net deferred tax assets (liabilities)	$(514)	$425

At April 30, 2008, the Company had state loss carryforwards in the amount of $340,000 expiring at various times, primarily beginning in 2018. The Company also had federal tax credit carryforwards in the amount of $104,000 expiring beginning in 2020 and state tax credit carryforwards in the amount of $606,000, net of federal benefit, expiring beginning in 2008. Due to the expiration schedule of the state credits and a review of future taxable income required to utilize such credits before their expiration, a valuation allowance in the amount of $8,000 was recorded at April 30, 2008 to reflect the potential expiration of a portion of the credits in future years.

Note 5—Stock Options and Share-Based Compensation

During fiscal year 1992, the stockholders approved the 1991 Key Employee Stock Option Plan, and the plan was subsequently amended to increase the number of shares available for options under the plan to 230,000. During fiscal year 2001, the stockholders approved the 2000 Key Employee Stock Option Plan, which allowed the Company to grant options on 100,000 shares of the Company’s common stock. Under both plans, options are granted at not less than the fair market value at the date of grant and options are exercisable in such installments, for such terms (up to 10 years), and at such times, as the Board of Directors may determine at the time of the grant. At April 30, 2008, there were no shares available for future grants under the 1991 plan, and there were 5,000 shares available for future grants under the 2000 plan. No options were granted in fiscal years 2007 and 2006.

During fiscal year 2008, the Company granted stock options on 36,100 shares. The Company recorded stock-based compensation expense in accordance with SFAS No. 123(R). In order to determine the fair value of stock options on the date of grant, the Company applied the Black-Scholes option pricing model. Inherent in the model are assumptions related to expected stock-price volatility, option life, risk-free interest rate, and dividend yield. The fair value of each option granted was estimated using the Black-Scholes model with the following assumptions:

Weighted average expected stock – price volatility	29.66%
Expected option life – SAB 107 Safe Harbor election	6.25 years
Average risk-free interest rate	4.48%
Average dividend yield	2.73%
Estimated fair value of each option	$4.12

The stock-based compensation expense is recorded over the vesting period (4 years) for the options granted, net of tax. The Company recorded $16,000 compensation expense net of $9,000 income tax benefit in fiscal year 2008. The remaining compensation expense of $82,000, net of $42,000 income tax benefit, will be recorded over the remaining vesting period.

The Company utilized treasury stock to satisfy stock options exercised during fiscal years 2008, 2007, and 2006. Stock option activity and weighted average exercise price is summarized as follows:

	2008		2007		2006
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	157,350	$10.03	166,600	$9.99	177,100	$9.93
Granted	36,100	14.90	—	—	—	—
Canceled	(500)	8.13	(6,750)	9.78	(10,000)	9.27
Exercised	(56,400)	9.61	(2,500)	8.13	(500)	2.75

Outstanding at end of year	136,550	11.50	157,350	10.03	166,600	9.99

Exercisable at end of year	100,450	10.28	157,350	10.03	159,780	10.03

The options outstanding and exercisable and the weighted average exercise price within the following price ranges at April 30, 2008 are as follows:

Exercise price range	$9.10-$10.375	$12.00-$14.90

Options outstanding	79,450	57,100
Weighted average exercise price	$9.82	$13.83
Weighted average remaining contractual life (years)	2.80	6.02

Options exercisable	79,450	21,000
Weighted average exercise price	$9.82	$12.00

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

$ in thousands	Foreign Currency Translation Adjustment	Unrecognized Gains (Losses) On Cash Flow Hedge	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at April 30, 2005	$56	$(2)	$—	$54
Other comprehensive income	57	2	—	59

Balance at April 30, 2006	113	—	—	113
Other comprehensive income	166	—	—	166
Adoption of SFAS No. 158	—	—	(3,369)	(3,369)
Income tax effect of SFAS No 158	—	—	1,257	1,257

Balance at April 30, 2007	279	—	(2,112)	(1,833)
Other comprehensive income	64	—	—	64
Unrecognized actuarial loss, SFAS No. 158	—	—	(433)	(433)
Income tax effect of SFAS No 158	—	—	161	161

Balance at April 30, 2008	$343	—	$(2,384)	$(2,041)

The Company’s total comprehensive income for fiscal years 2008, 2007, and 2006 is summarized as follows:

$ in thousands	2008	2007	2006
Net earnings	$3,134	$1,540	$193
Other comprehensive income	64	166	59

Total comprehensive income	$3,198	$1,706	$252

Note 7—Commitments and Contingencies

The Company entered into a 10-year operating lease for a new distribution center in fiscal year 2003. During fiscal years 2007 and 2006, the Company entered into several leases related to a new Enterprise Resource Planning System (ERP) that were classified as capital leases. The Company also leases some of its machinery and equipment under non-cancelable operating leases. Most of these leases provide the Company with renewal and purchase options, and most leases of machinery and equipment have certain early cancellation rights. Rent expense for these operating leases was $1,923,000, $1,892,000, and $1,637,000 in fiscal years 2008, 2007, and 2006, respectively. Future minimum payments under the above non-cancelable lease arrangements for the years ended April 30 are as follows:

$ in thousands	Operating	Capital
2009	$1,567	$354
2010	1,304	162
2011	1,062	5
2012	947	—
2013	535	—
Thereafter	245	—

Total minimum lease payments	5,660	521

Less: amount representing interest	—	(45)

Capital lease obligation	$—	$476

The Company is involved in certain claims and legal proceedings in the normal course of business which management believes will not have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Note 8—Retirement Benefits

Defined Benefit Plans

In September 2006, the FASB issued SFAS No. 158, which requires that the Company recognize the funded status of its defined benefit plans in its consolidated financial statements as of April 30, 2007, with future changes in the funded status recognized through comprehensive income, net of tax, in the year in which they occur. The Company adopted SFAS No. 158 effective April 30, 2007, with the following impacts to the consolidated balance sheet as of April 30, 2007: a decrease in prepaid pension expense of $3,369,000, an increase in deferred income tax assets of $129,000, a decrease in deferred income tax liabilities of $1,128,000, and a decrease in other comprehensive income of $2,112,000.

The Company has non-contributory defined benefit pension plans covering substantially all salaried and hourly employees. These plans were amended as of April 30, 2005, no further benefits have been, or will be, earned under the plans subsequent to the amendment date, and no additional participants will be added to the plans. The defined benefit plan for salaried employees provides pension benefits that are based on each employee’s years of service and average annual compensation during the last 10 consecutive calendar years of employment as of April 30, 2005. The benefit plan for hourly employees provides benefits at stated amounts based on years of service as of April 30, 2005. The Company uses an April 30 measurement date for its defined benefit plans. The change in projected benefit obligations and the change in fair value of plan assets for the non-contributory defined benefit pension plans for each of the years ended April 30 are summarized as follows:

$ in thousands	2008	2007
Accumulated Benefit Obligation, April 30	$13,851	$14,619

Change in Projected Benefit Obligations
Projected benefit obligations, beginning of year	$14,619	$14,118
Interest cost	858	842
Actuarial (gain) loss	(1,014)	262
Actual benefits paid	(612)	(603)

Projected benefit obligations, end of year	$13,851	$14,619

Change in Plan Assets
Fair value of plan assets, beginning of year	$16,529	$15,678
Actual return (loss) on plan assets	(130)	1,454
Actual benefits paid	(612)	(603)

Fair value of plan assets, end of year	$15,787	$16,529

Funded Status
Prepaid pension cost	$1,936	$1,911

Amounts Recognized in the Consolidated Balance Sheets
Prepaid pension cost	$1,936	$1,911

Amounts Recognized in Accumulated Other Comprehensive Income
Net actuarial loss	$3,802	$3,369

Weighted-Average Assumptions Used to Determine Benefit Obligations at April 30
Discount rate	6.80%	6.00%
Rate of compensation increase	N/A	N/A

Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended April 30
Discount rate	6.00%	6.00%
Expected long-term return on plan assets	9.00%	9.00%
Rate of compensation increase	N/A	N/A

The components of the net periodic pension cost (income) for each of the fiscal years ended April 30 are as follows:

$ in thousands	2008	2007	2006
Interest cost	$858	$842	$797
Expected return on plan assets	(1,459)	(1,386)	(1,239)
Recognition of net loss	143	163	275

Net periodic pension income	$(458)	$(381)	$(167)

The estimated net actuarial loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the fiscal year 2009 is $187,000.

The Company’s funding policy is to contribute to the plans when pension laws and economics either require or encourage funding. No contributions were made to the plans in fiscal years 2008, 2007, and 2006. No Company contributions are anticipated for fiscal year 2009.

The following benefit payments are expected to be paid from the benefit plans in the fiscal years ended April 30:

$ in thousands	Amount
2009	$705
2010	$774
2011	$809
2012	$856
2013	$914
2014-2018	$5,307

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

Beginning in fiscal year 2008, the Company used a Yield Curve technique methodology to determine its GAAP discount rate. Under this approach, future benefit payment cash flows are projected from the pension plan on a projected benefit obligation basis. The payment stream is discounted to a present value using an interest rate applicable to the timing of each respective cash flow. The graph of these time-dependent interest rates is known as a yield curve. The interest rates comprising the Yield Curve are determined through a statistical analysis of the highest yielding quartile of Aa rated bonds. The single rate that would produce the same present value of projected cash flow as the interest rates on the yield curve is taken to be the FASB discount rate. In years prior to fiscal year 2008, the Company used the average monthly yields for the Moody’s Aa corporate bond index as the primary benchmark for establishing the discount rate used for measuring GAAP pension obligations. The credit quality of the bonds that underlie this index is consistent with SFAS 87 and other SEC staff guidance. A 1% increase/decrease in the discount rate for fiscal years 2008 and 2007 would decrease/increase pension expense by approximately $128,000 and $128,000, respectively.

The Company employs a total return investment approach, whereby a mix of equities and fixed-income investments are used to attempt to maximize the long-term return on plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, as well as growth, value, and small and large capitalizations. The target allocations based on the Company’s investment policy was 65% in equity securities and 35% in fixed-income securities at April 30, 2008 and 2007. A 1% increase/decrease in the expected return on assets for fiscal years 2008 and 2007 would decrease/increase pension expense by approximately $162,000 and $154,000, respectively.

Plan assets by asset categories as of April 30, 2008 and 2007 were as follows:

$ in thousands	2008		2007
Asset Category	Amount	%	Amount	%
Equity securities	$10,404	66	$10,787	65
Fixed income securities	5,222	33	5,619	34
Cash and cash equivalents	161	1	123	1

Totals	$15,787	100	$16,529	100

Defined Contribution Plan

The Company has a defined contribution plan covering substantially all salaried and hourly employees. The plan provides benefits to all employees who have attained age 21, completed three months of service, and who elect to participate. The plan provides that the Company make matching contributions equal to 100% of the employee’s qualifying contribution up to 3% of the employee’s compensation, and make matching contributions equal to 50% of the employee’s contributions between 3% and 5% of the employee’s compensation, resulting in a maximum employer contribution equal to 4% of the employee’s compensation. Additionally, the plan provides that the Company make a non-matching contribution for participants employed by the Company on December 31 of each year equal to 1% of the participant’s qualifying compensation for that calendar year. The Company’s contributions to the plan in fiscal years 2008, 2007, and 2006 were $759,000, $737,000, and $588,000, respectively.

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

Intersegment transactions are recorded at normal profit margins. All intercompany balances and transactions have been eliminated. Certain corporate expenses shown below have not been allocated to the business segments.

The following table shows revenues, earnings, and other financial information by business segment for each of the three years ended April 30:

$ in thousands	Domestic Operations	International Operations	Corporate	Total
Fiscal Year 2008
Revenues from external customers	$73,768	$15,742	$—	$89,510
Intersegment revenues	2,042	527	(2,569)	—
Depreciation	1,925	56	—	1,981
Operating earnings (loss) before income taxes	6,349	1,670	(2,653)	5,366
Income tax expense (benefit)	2,256	428	(951)	1,733
Minority interest in subsidiaries	—	(499)	—	(499)
Net earnings (loss)	4,093	743	(1,702)	3,134
Segment assets	41,179	9,427	—	50,606
Expenditures for segment assets	2,519	27	—	2,546
Revenues (excluding intersegment) to customers in foreign countries	1,270	15,742	—	17,012

Fiscal Year 2007
Revenues from external customers	$66,585	$14,856	$—	$81,441
Intersegment revenues	3,251	968	(4,219)	—
Depreciation	1,898	54	—	1,952
Operating earnings (loss) before income taxes	3,889	1,393	(2,541)	2,741
Income tax expense (benefit)	1,353	433	(884)	902
Minority interest in subsidiaries	—	(299)	—	(299)
Net earnings (loss)	2,536	661	(1,657)	1,540
Segment assets	38,085	7,155	—	45,240
Expenditures for segment assets	1,661	63	—	1,724
Revenues (excluding intersegment) to customers in foreign countries	1,027	14,856	—	15,883

Fiscal Year 2006
Revenues from external customers	$72,027	$12,044	$—	$84,071
Intersegment revenues	3,188	877	(4,065)	—
Depreciation	1,984	43	—	2,027
Operating earnings (loss) before income taxes	1,081	1,052	(1,436)	697
Income tax expense (benefit)	132	331	(175)	288
Minority interest in subsidiaries	—	(216)	—	(216)
Net earnings (loss)	949	505	(1,261)	193
Segment assets	44,484	5,988	—	50,472
Expenditures for segment assets	1,695	191	—	1,886
Revenues (excluding intersegment) to customers in foreign countries	631	12,044	—	12,675

Note 10—Consolidated Quarterly Data (Unaudited)

Selected quarterly financial data for fiscal years 2008 and 2007 were as follows:

$ in thousands, except per share amounts	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008
Net sales	$20,784	$24,727	$21,883	$22,116
Gross profit	4,263	5,553	4,819	4,537
Net earnings	674	1,212	802	446
Net earnings per share
Basic	0.27	0.48	0.32	0.17
Diluted	0.27	0.48	0.31	0.17
Cash dividends per share	0.07	0.07	0.07	0.07
2007
Net sales	$19,294	$21,385	$18,041	$22,721
Gross profit	3,128	4,080	3,624	4,254
Net earnings	133	569	321	517
Net earnings per share
Basic	0.05	0.23	0.13	0.21
Diluted	0.05	0.23	0.13	0.21
Cash dividends per share	0.07	0.07	0.07	0.07

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 333-18417 and No. 333-98963) of Kewaunee Scientific Corporation of our report dated July 12, 2008 relating to the consolidated financial statements and consolidated financial statement schedule, which report appears in this Form 10-K.

/s/ CHERRY, BEKAERT & HOLLAND, L.L.P.
Charlotte, North Carolina

July 12, 2008

KEWAUNEE SCIENTIFIC CORPORATION

SCHEDULE I - VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Allowance for Doubtful Accounts:	Balance at Beginning of Year	Bad Debt Expense	Deductions*	Balance at End of Year
Year ended April 30, 2008	$262	$192	$(180)	$274

Year ended April 30, 2007	450	136	(324)	262

Year ended April 30, 2006	688	288	(526)	450

*	Uncollectible accounts written off, net of recoveries.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are intended to ensure that the information required to be disclosed in our Exchange Act filings is properly and timely recorded, processed, summarized, and reported. Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures as of April 30, 2008 pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to provide reasonable assurance that we are able to collect, process, record, and disclose, within the required time periods, the information we are required to disclose in the reports filed with the Securities and Exchange Commission. In designing disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives, and that management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Nevertheless, we believe that our disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, Management concluded the Company maintained effective internal control over financial reporting as of April 30, 2008.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

(a)	The information appearing in the sections entitled “Election of Directors” and “Meetings and Committees of the Board” included in our Proxy Statement for use in connection with our annual meeting of stockholders to be held on August 27, 2008 (the “ Proxy Statement”) is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of our most recently completed fiscal year.

(b)	The names and ages of our executive officers as of July 7, 2008 and their business experience during the past five years are set forth below:

Executive Officers

Name	Age	Position
William A. Shumaker	60	President and Chief Executive Officer

D. Michael Parker	56	Senior Vice President, Finance,
		Chief Financial Officer,
		Treasurer and Secretary

K. Bain Black	62	Vice President, General Manager
		Technical Furniture Group

Dana L. Dahlgren	52	Vice President, Sales and Marketing
		Laboratory Products Group

David M. Rausch	49	Vice President, Construction Services

Kurt P. Rindoks	50	Vice President, Engineering
		and Product Development

Keith D. Smith	39	Vice President, Manufacturing

Sudhir K. (Steve) Vadehra	61	Vice President,
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

K. Bain Black joined the Company in August 2004 as the General Sales Manager for the Technical Products Group. He was elected Vice President and General Manager of the Technical Products Group, effective July 1, 2005. Prior to joining the Company, Mr. Black was Director of Marketing for Newton Instrument Company, a manufacturer of products for the telecom industry, from 2001 to 2003. Prior thereto, he was a partner and President of TechMetals, LLC beginning in 1997.

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

The following table sets forth certain information as of April 30, 2008 with respect to compensation plans under which our equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by Security Holders:
1991 Key Employee Stock Option Plan	63,950	$10.80	—

2000 Key Employee Stock Option Plan	72,600	$12.12	5,000

Equity Compensation Plans not approved by Security Holders:	—	—	—

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed or incorporated by reference as part of this Annual Report:

		Page
(a)(1)	Consolidated Financial Statements

	Report of Independent Registered Public Accounting Firm Cherry, Bekaert & Holland, L.L.P.	18

	Consolidated Statements of Operations Years ended April 30, 2008, 2007 and 2006	19

	Consolidated Statements of Stockholders’ Equity Years ended April 30, 2008, 2007 and 2006	20

	Consolidated Balance Sheets – April 30, 2008 and 2007	21

	Consolidated Statements of Cash Flows Years Ended April 30, 2008, 2007 and 2006	22

	Notes to Consolidated Financial Statements	23

	Consent of Independent Registered Public Accounting Firm	37

(a)(2)	Consolidated Financial Statement Schedule

	Schedule I – Valuation and Qualifying Accounts	38

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

Date: July 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

(i)	Principal Executive Officer	)
)
	/s/ William A. Shumaker	)
	William A. Shumaker	)
	President and Chief Executive Officer	)
)
(ii)	Principal Financial and Accounting Officer	)
)
	/s/ D. Michael Parker	)
	D. Michael Parker	)
	Senior Vice President, Finance	)
	Chief Financial Officer,	)
	Treasurer and Secretary	)
)
(iii)	A majority of the Board of Directors:	)	July 14, 2008
)
)
/s/ Margaret B. Pyle	/s/ Silas Keehn	)
Margaret B. Pyle	Silas Keehn	)
)
)
/s/ John C. Campbell, Jr.	/s/ Eli Manchester, Jr.	)
John C. Campbell, Jr.	Eli Manchester, Jr.	)
)
)
/s/ Wiley N. Caldwell	/s/ James T. Rhind	)
Wiley N. Caldwell	James T. Rhind	)
)
)
/s/ William A. Shumaker	/s/ David S. Rhind	)
William A. Shumaker	David S. Rhind	)

KEWAUNEE SCIENTIFIC CORPORATION

Exhibit Index

			Page Number (or Reference)
3	Articles of incorporation and by-laws

	3.1	Restated Certificate of Incorporation (as amended)	(2)

	3.3	By-Laws (as amended as of April 17, 2008)	(1)

10	Material Contracts

	10.1*	Re-Established Retirement Plan for Salaried Employees of Kewaunee Scientific Corporation (as amended and restated effective as of May 1, 2001)	(9)

	10.1A*	First Amendment to the Re-Established Retirement Plan for Salaried Employees of Kewaunee Scientific Corporation	(10)

	10.1B*	Second Amendment to the Re-Established Retirement Plan for Salaried Employees of Kewaunee Scientific Corporation	(11)

	10.2	Kewaunee Scientific Corporation 1985 Re-Established Retirement Plan for Hourly Employees of Kewaunee Scientific Corporation (as amended and restated effective as of May 1, 2001)	(9)

	10.2A	First Amendment to the Re-Established Retirement Plan for Hourly Employees of Kewaunee Scientific Corporation	(9)

	10.2B	Second Amendment to the Re-Established Retirement Plan for Hourly Employees of Kewaunee Scientific Corporation	(10)

	10.2C	Third Amendment to the Re-Established Retirement Plan for Hourly Employees of Kewaunee Scientific Corporation	(11)

	10.2D	Fourth Amendment to the Re-Established Retirement Plan for Hourly Employees of Kewaunee Scientific Corporation	(13)

	10.3*	Kewaunee Scientific Corporation Supplemental Retirement Plan	(3)

	10.19*	Kewaunee Scientific Corporation 1991 Key Employee Stock Option Plan	(4)

	10.19A*	First Amendment dated August 28, 1996 to the Kewaunee Scientific Corporation 1991 Key Employee Stock Option Plan	(5)

		Page Number (or Reference)
10.19B*	Second Amendment dated August 26, 1998 to the Kewaunee Scientific Corporation 1991 Key Employee Stock Option Plan	(6)

10.19C*	Third Amendment to the Kewaunee Scientific Corporation 1991 Key Employee Stock Option Plan	(1)

10.21*	Kewaunee Scientific Corporation 401 Plus Executive Deferred Compensation Plan (as amended and restated effective January 1, 2005)	(10)

10.30*	Kewaunee Scientific Corporation Executive Severance Pay Policy	(12)

10.34*	401(K) Incentive Savings Plan for Salaried and Hourly Employees of Kewaunee Scientific Corporation (as amended and restated effective June 1, 2005)	(11)

10.38*	Change of Control Agreement dated as of November 12, 1999 between William A. Shumaker and the Company	(7)

10.38A*	Change of Control Agreement extension dated as of March 22, 2005 between William A. Shumaker and the Company	(11)

10.38B*	First Amendment to the Change of Control Agreement between William A. Shumaker and the Company	(12)

10.39*	Change of Control Agreement dated as of November 12, 1999 between D. Michael Parker and the Company	(7)

10.39A*	Change of Control Agreement extension dated as of March 22, 2005 between D. Michael Parker and the Company	(11)

10.39B*	First Amendment to the Change of Control Agreement between D. Michael Parker and the Company	(12)

10.40*	Change of Control Agreement dated as of August 25, 2004 between Dana L. Dahlgren and the Company	(11)

10.40A*	Change of Control Agreement extension dated as of March 22, 2005 between Dana L. Dahlgren and the Company	(11)

10.40B*	First Amendment to the Change of Control Agreement between Dana L. Dahlgren and the Company	(12)

10.41*	Change of Control Agreement dated as of January 20, 2000 between Kurt P. Rindoks and the Company	(7)

10.41A*	Change of Control Agreement extension dated as of March 22, 2005 between Kurt P. Rindoks and the Company	(11)

10.41B*	First Amendment to the Change of Control Agreement between Kurt P. Rindoks and the Company	(12)

		Page Number (or Reference)
10.42*	Kewaunee Scientific Corporation Pension Equalization Plan (as amended and restated effective January 1, 2005)	(11)

10.43*	Employment Letter Agreement dated as of August 2, 2004 between K. Bain Black and the Company	(11)

10.44*	Change of Control Agreement dated as of March 22, 2005 between Keith D. Smith and the Company	(11)

10.44B*	First Amendment to the Change of Control Agreement between Keith D. Smith and the Company	(12)

10.45*	Kewaunee Scientific Corporation 2000 Key Employee Stock Option Plan	(8)

10.45A*	Amendment to Kewaunee Scientific Corporation 2000 Key Employee Stock Option Plan	(1)

10.46*	Change of Control Agreement dated as of March 22, 2005 between David M. Rausch and the Company	(14)

10.46B*	First Amendment to the Change of Control Agreement between David M. Rausch and the Company	(14)

10.47*	Change of Control Agreement dated as of December 5, 2007 between K. Bain Black and the Company	(1)

10.49*	Long-Term Performance Incentive Plan for the Period FY 2006-FY2008	(11)

10.50*	Fiscal Year 2009 Incentive Bonus Plan	(15)

23.1	Consent dated July 12, 2008 of Cherry, Bekaert & Holland, L.L.P., Independent Registered Public Accounting Firm (incorporated by reference to page 37 of this Report on Form 10-K)	(1)

31.1	Certification of Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)	(1)

31.2	Certification of Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)	(1)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(1)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(1)

*	The referenced exhibit is a management contract or compensatory plan, or arrangement.

(All other exhibits are either inapplicable or not required.)

Footnotes

(1)	Filed with this Form 10-K with the Securities and Exchange Commission.
(2)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 1985, and incorporated herein by reference.
(3)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 1984, and incorporated herein by reference.
(4)	Filed as an exhibit to the Kewaunee Scientific Corporation Proxy Statement dated July 26, 1991, and incorporated herein by reference.
(5)	Filed as an exhibit to the Kewaunee Scientific Corporation Proxy Statement dated July 31, 1996, and incorporated herein by reference.
(6)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 1999, and incorporated herein by reference.
(7)	Filed as an exhibit to the Kewaunee Scientific Corporation Quarterly Report to the Securities and Exchange Commission on Form 10-Q (Commission File No. 0-5286) for the quarterly period ended January 31, 2000, and incorporated herein by reference.
(8)	Filed as an exhibit to the Kewaunee Scientific Corporation Proxy Statement dated July 20, 2000 and incorporated herein by reference.
(9)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 2003, and incorporated herein by reference.
(10)	Filed as an exhibit to the Kewaunee Scientific Corporation Quarterly Report to the Securities and Exchange Commission on Form 10-Q (Commission File No. 0-5286) for the quarterly period ended January 31, 2005, and incorporated herein by reference.
(11)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 2005, and incorporated herein by reference.
(12)	Filed as an exhibit to the Kewaunee Scientific Corporation Quarterly Report to the Securities and Exchange Commission on Form 10-Q (Commission File No. 0-5286) for the quarterly period ended October 31, 2005 and incorporated herein by reference.
(13)	Filed as an exhibit to the Kewaunee Scientific Corporation Quarterly Report to the Securities and Exchange Commission on Form 10-Q (Commission File No. 0-5286) for the quarterly period ended January 31, 2006 and incorporated herein by reference.
(14)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 2007, and incorporated herein by reference.
(15)	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on July 14, 2008, and incorporated herein by reference.