Form 10-Q
period 2008-07-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2008-09-12
CIK 55529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008 or

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

As of September 5, 2008, the registrant had outstanding 2,556,202 shares of Common Stock.

KEWAUNEE SCIENTIFIC CORPORATION

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2008

Part 1. Financial Information

Item 1.	Financial Statements

Kewaunee Scientific Corporation

Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three months ended July 31
	2008	2007
Net sales	$25,395	$20,784
Costs of products sold	20,044	16,521

Gross profit	5,351	4,263
Operating expenses	3,586	3,148

Operating earnings	1,765	1,115
Other income (expense)	(38)	3
Interest expense	(89)	(110)

Earnings before income taxes	1,638	1,008
Income tax expense	541	312

Earnings before minority interests	1,097	696
Minority interests in subsidiaries	116	22

Net earnings	$981	$674

Net earnings per share
Basic	$0.38	$0.27
Diluted	$0.38	$0.27
Weighted average number of common shares outstanding (in thousands)
Basic	2,551	2,502
Diluted	2,570	2,521

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Balance Sheets

(in thousands)

	July 31, 2008	April 30, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,131	$3,784
Restricted cash	439	480
Receivables, less allowance	22,969	20,087
Inventories	7,310	6,984
Deferred income taxes	405	407
Prepaid expenses and other current assets	841	1,440

Total current assets	35,095	33,182
Property, plant and equipment, at cost	39,957	39,186
Accumulated depreciation	(27,915)	(27,361)

Net property, plant and equipment	12,042	11,825
Prepaid pension cost	1,996	1,936
Other	3,577	3,663

Total other assets	5,573	5,599
Total Assets	$52,710	$50,606

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$5,707	$4,551
Current obligations under capital leases	291	323
Accounts payable	8,928	8,929
Employee compensation and amounts withheld	1,444	2,026
Deferred revenue	695	667
Other accrued expenses	1,706	766

Total current liabilities	18,771	17,262
Obligations under capital leases	90	153
Deferred income tax	921	921
Accrued employee benefit plan costs	3,488	3,555
Minority interests in subsidiaries	1,847	1,768

Total Liabilities	25,117	23,659
Stockholders’ equity:
Common stock	6,550	6,550
Additional paid-in-capital	492	489
Retained earnings	23,149	22,373
Accumulated other comprehensive loss	(2,177)	(2,041)
Common stock in treasury, at cost	(421)	(424)

Total stockholders’ equity	27,593	26,947

Total Liabilities and Stockholders’ Equity	$52,710	$50,606

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands )

	Three months ended July 31
	2008	2007
Cash flows from operating activities:
Net earnings	$981	$674
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation	568	494
Bad debt provision	33	88
Provision for deferred income tax expense	2	—
Decrease in prepaid income taxes	812	—
(Increase) decrease in receivables	(2,915)	105
(Increase) decrease in inventories	(326)	175
Increase in prepaid pension cost	(60)	(114)
Increase (decrease) in accounts payable and other accrued expenses	357	(1,133)
Increase (decrease) in deferred revenue	28	(960)
Other, net	(206)	(342)

Net cash used in operating activities	(726)	(1,013)

Cash flows from investing activities:
Capital expenditures	(785)	(435)
Decrease (increase) in restricted cash	41	(24)

Net cash used in investing activities	(744)	(459)

Cash flows from financing activities:
Dividends paid	(205)	(175)
Increase in short-term borrowings	1,156	1,067
Payments on capital leases	(95)	(86)
Proceeds from exercise of stock options (including tax benefit)	6	190

Net cash provided by financing activities	862	996
Effect of exchange rate changes on cash	(45)	36

Decrease in cash and cash equivalents	(653)	(440)
Cash and cash equivalents, beginning of period	3,784	2,231

Cash and cash equivalents, end of period	$3,131	$1,791

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

These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s 2008 Annual Report to Stockholders. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

The preparation of the consolidated financial statements requires management to make certain estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

B.	Inventories

Inventories consisted of the following (in thousands):

	July 31, 2008	April 30, 2008
Finished products	$2,410	$1,920
Work in process	1,261	1,099
Raw materials	3,639	3,965

	$7,310	$6,984

For interim reporting, LIFO inventories are computed based on year-to-date quantities and interim changes in price levels. Changes in quantities and price levels are reflected in the interim financial statements in the period in which they occur.

C.	Comprehensive Income

A reconciliation of net earnings and total comprehensive income for the three months ended July 31, 2008 and 2007 is as follows (in thousands):

	Three months ended July 31, 2008	Three months ended July 31, 2007
Net earnings	$981	$674
Change in cumulative foreign currency translation adjustments	(136)	53

Total comprehensive income	$845	$727

Assets and liabilities for the Company’s foreign subsidiaries are translated at exchange rates prevailing on the balance sheet date. Revenues and expenses are translated at weighted average exchange rates prevailing during the period and any resulting translation adjustments are reported separately in shareholders’ equity.

D.	Segment Information

The following table provides financial information by business segments for the three months ended July 31, 2008 and 2007 (in thousands):

	Domestic Operations	International Operations	Corporate	Total
Three months ended July 31, 2008
Revenues from external customers	$21,013	$4,382	$—	$25,395
Intersegment revenues	786	4	(790)	—
Operating earnings (loss) before income taxes	2,040	414	(816)	1,638

Three months ended July 31, 2007
Revenues from external customers	$18,014	$2,770	$—	$20,784
Intersegment revenues	776	89	(865)	—
Operating earnings (loss) before income taxes	1,672	(2)	(662)	1,008

E.	Defined Pension Plans

The Company has non-contributory defined benefit pension plans covering substantially all salaried and hourly employees. These plans were amended as of April 30, 2005, no further benefits have been, or will be, earned under the plans, subsequent to the amendment date, and no additional participants will be added to the plans. No contributions were paid to the plans during the three months ended July 31, 2008, and the Company does not expect any contributions to be paid to the plans during the remainder of the current fiscal year.

Pension expense (income) consisted of the following (in thousands):

	Three months ended July 31, 2008	Three months ended July 31, 2007
Service Cost	$-0-	$-0-
Interest Cost	228	215
Expected return on plan assets	(337)	(365)
Recognition of net loss	49	35

Net periodic pension cost (income)	$(60)	$(115)

Item 2. Management’s Discussion and Analysis

of Financial Condition and Results of Operations

The Company’s 2008 Annual Report to Stockholders contains management’s discussion and analysis of financial condition and results of operations at and for the year ended April 30, 2008. The following discussion and analysis describes material changes in the Company’s financial condition since April 30, 2008. The analysis of results of operations compares the three months ended July 31, 2008 with the comparable period of the prior fiscal year.

Results of Operations

Sales for the three months ended July 31, 2008 were $25,395,000, an increase of 22% from sales of $20,784,000 in the same period last year. Sales from Domestic Operations were $21,013,000, an increase of 17% from the prior year period. Sales from International Operations were $4,382,000, an increase of 58% from the prior year period. The order backlog at July 31, 2008 was $60.4 million, as compared to a backlog of $58.7 million at April 30, 2008 and $54.7 million at July 31, 2007.

The gross profit margin for the three months ended July 31, 2008 was 21.1% of sales, as compared to 20.5% of sales in the comparable quarter of the prior year. The increase in gross profit margin was due to increased manufacturing efficiencies, savings from alternative sources of raw materials and components, and other cost improvement initiatives, which more than offset higher prices paid during the quarter for certain raw materials, particularly steel and resin, and for energy and transportation.

Operating expenses for the three months ended July 31, 2008 were $3.6 million, or 14.1% of sales, as compared to $3.1 million, or 15.1% of sales, in the comparable period of the prior year. The decrease in operating expenses as a percentage of sales was due to most operating expenses staying relatively constant while sales increased. The increase in operating expenses in dollars was primarily due to increased expense recorded for performance incentive plans of $182,000, increased administrative salaries expense of $90,000, and increased sales and marketing expenses of $76,000, partially offset by a decrease of $59,000 in consulting expenses.

Operating earnings were $1,765,000 for the three months ended July 31, 2008. This compares to operating earnings of $1,115,000 for the comparable period of the prior year.

Interest expense was $89,000 for the three months ended July 31, 2008, as compared to $110,000 for the same period of the prior year. The decrease in interest expense for the current year period resulted from lower interest rates paid, partially offset by higher levels of borrowings, as compared to the prior year period.

The net of other income and other expense was an expense of $38,000 in the three months ended July 31, 2008, as compared to income of $3,000 for the comparable period of the prior year.

Income tax expense of $541,000 was recorded for the three months ended July 31, 2008, as compared to income tax expense of $312,000 recorded for the comparable period of the prior year. The effective tax rate was 33.0% for the three months ended July 31, 2008 and was 31.0% for the three months ended July 31, 2007. The effective tax rate for the three months ended July 31, 2008 differs from the statutory rate primarily due to the impact of varying income tax rates on income earned by the Company’s foreign subsidiaries. In addition to this factor, the effective tax rate in the prior year period was favorably impacted by earned state and federal tax credits. The increase in the effective tax rate in the current year period as compared to the prior year period resulted primarily from the absence of tax credits no longer available because of the expiration of tax credits allowable to corporations under the United States Federal Research and Environmental Tax Credit Law.

Minority interests relate to minority shareholders’ interest in the Company’s two subsidiaries that are not 100% owned by the Company. Minority interests reduced net earnings by $116,000 for the three months ended July 31, 2008, as compared to a reduction of $22,000 for the comparable period of the prior year. The increase in minority interests in the current period was directly related to increased earnings of the two subsidiaries.

Net earnings were $981,000, or $0.38 per diluted share, for the three months ended July 31, 2008. This compares to net earnings of $674,000, or $0.27 per diluted share, for the comparable period of the prior year.

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

The Company had working capital of $16.3 million at July 31, 2008, compared to $15.9 million at April 30, 2008. The ratio of current assets to current liabilities was 1.9-to-1 at July 31, 2008, unchanged from April 30, 2008. At July 31, 2008, advances of $5,707,000 were outstanding under the unsecured credit facility, as compared to advances of $4,551,000 outstanding as of April 30, 2008.

The Company’s operations used cash of $726,000 during the three months ended July 31, 2008. Cash was primarily used to fund an increase of $2,915,000 in accounts receivable, which was partially offset by cash provided from operating earnings.

The Company’s operations used cash of $1,013,000 during the three months ended July 31, 2007. Cash was primarily used to fund a decrease in accounts payable and other accrued expenses as well as a decrease in deferred revenue. These items were partially offset by cash provided from operating earnings.

During the three months ended July 31, 2008, net cash of $744,000 was used by investing activities, primarily for capital expenditures. This compares to the use of $459,000 for investing activities in the same period of the prior year, primarily for capital expenditures.

The Company’s financing activities provided cash of $862,000 during the three months ended July 31, 2008. Cash provided included $1,156,000 received from short-term borrowings which was partially offset by cash dividends paid of $205,000 and payments on obligations of capital leases of $95,000. Financing activities provided cash of $996,000 in the same period of the prior year, which included $1,067,000 received from short-term borrowings, partially offset by $175,000 for cash dividends and $86,000 for payments on obligations of capital leases.

Outlook for Remainder of Fiscal Year 2009

While the Company’s ability to predict future demand for its products continues to be limited given, among other general economic factors affecting the Company and its markets, the Company’s role as subcontractor or supplier to dealers for subcontractors, the Company expects the remainder of fiscal year 2009 to be profitable. In addition to general economic factors affecting the Company and its markets, demand for its products is also dependent upon the number of laboratory construction projects planned and/or current progress in projects already under construction. The Company’s earnings are also impacted by increased costs of raw materials, including stainless steel, wood, and epoxy resin, and whether the Company is able to increase product prices to customers in amounts that correspond to such increases without materially and adversely affecting sales. Additionally, since prices are normally quoted on a firm basis in the industry, we bear the burden of possible increases in labor and material costs between the quotation of an order and delivery of a product.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Certain statements in this report constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could significantly impact results or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, economic, competitive, governmental, and technological factors affecting the Company’s operations, markets, products, services, and prices, as well as prices for certain raw materials and energy. The cautionary statements made pursuant to the Reform Act herein and elsewhere by the Company should not be construed as exhaustive. The Company cannot always predict what factors would cause actual results to differ materially from those indicated by the forward-looking statements. In addition, readers are urged to consider statements that include the terms “believes”, “belief”, “expects”, “plans”, “objectives”, “anticipates”, “intends” or the like to be uncertain and forward-looking. Over time, the Company’s actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by the Company’s forward-looking statements, and such difference might be significant and harmful to stockholders’ interests. Many important factors that could cause such a difference are described under the caption “Risk Factors,” in Item 1A of the Company’s 2008 Annual Report on Form 10-K.

REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

A review of the interim consolidated financial information included in this Quarterly Report on Form 10-Q for each of the three month periods ended July 31, 2008 and July 31, 2007 has been performed by Cherry, Bekaert & Holland, L.L.P., the Company’s registered public accounting firm. Their report on the interim consolidated financial information follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have reviewed the accompanying consolidated balance sheets of Kewaunee Scientific Corporation and its subsidiaries (the “Company”) as of July 31, 2008, and the related consolidated statements of operations and of cash flows for the three-month periods ended July 31, 2008 and 2007. These interim consolidated financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the interim consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of April 30, 2008, and the related statements of operations, of stockholder’s equity and of cash flows for the year then ended (not presented herein) and in our report dated July 12, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of April 30, 2008 is fairly stated in all material respects in relation to the consolidated financial statement from which it has been derived.

Cherry, Bekaert & Holland, L.L.P.

Charlotte, North Carolina

September 9, 2008

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures made on this matter in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2008.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of July 31, 2008. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of July 31, 2008, the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that all material information required to be filed in this quarterly report is made known to them by others within the Company and its subsidiaries.

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

The Company’s Annual Meeting of Stockholders was held on August 27, 2008. Each of the nominees for Class I directors was re-elected for a three-year term. The votes cast for and withheld from each such director were as follows:

Director	For	Withheld
Wiley N. Caldwell	1,985,744	373,236
Silas Keehn	1,962,872	396,108
David S. Rhind	2,046,523	312,457

The proposal to adopt the 2008 Key Employee Stock Option Plan was also approved. The votes cast for the Plan were as follows:

For	Against	Abstain
1,261,344	431,555	2,519

Item 6.	Exhibits and Reports on Form 8-K

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEWAUNEE SCIENTIFIC CORPORATION
(Registrant)

Date: September 12, 2008	By	/s/ D. Michael Parker
D. Michael Parker
(As duly authorized officer and Senior Vice President, Finance and Chief Financial Officer)