Form 10-Q
period 2008-10-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2008-12-12
CIK 55529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008 or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 5, 2008, the registrant had outstanding 2,556,202 shares of Common Stock.

KEWAUNEE SCIENTIFIC CORPORATION

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2008

i

Part 1. Financial Information

Item 1.	Financial Statements

Kewaunee Scientific Corporation

Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three months ended October 31		Six months ended October 31
	2008	2007	2008	2007
Net Sales	$27,732	$24,727	$53,127	$45,511
Costs of products sold	21,713	19,174	41,757	35,695

Gross profit	6,019	5,553	11,370	9,816
Operating expenses	3,858	3,370	7,444	6,518

Operating earnings	2,161	2,183	3,926	3,298
Other income (expense)	(1)	1	(39)	4
Interest expense	(93)	(106)	(182)	(216)

Earnings before income taxes	2,067	2,078	3,705	3,086
Income Tax expense	566	658	1,107	970

Earnings before minority interests	1,501	1,420	2,598	2,116
Minority interests in subsidiaries	37	208	153	230

Net earnings	$1,464	$1,212	$2,445	$1,886

Net earnings per share
Basic	$0.57	$0.48	$0.96	$0.75
Diluted	$0.57	$0.47	$0.95	$0.74

Weighted average number of common shares outstanding (in thousands)
Basic	2,555	2,522	2,553	2,512
Diluted	2,562	2,554	2,566	2,538

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Balance Sheets

(in thousands)

	October 31, 2008	April 30, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,282	$3,784
Restricted cash	408	480
Receivables, less allowance	25,508	20,087
Inventories	6,866	6,984
Deferred income taxes	400	407
Prepaid expenses and other current assets	1,019	1,440

Total current assets	36,483	33,182

Property, plant and equipment, at cost	39,983	39,186
Accumulated depreciation	(28,307)	(27,361)

Net property, plant and equipment	11,676	11,825

Prepaid pension cost	2,084	1,936
Other	3,025	3,663

Total other assets	5,109	5,599

Total Assets	$53,268	$50,606

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$4,966	$4,551
Current obligations under capital leases	314	323
Accounts payable	8,687	8,929
Employee compensation and amounts withheld	1,751	2,026
Deferred revenue	1,374	667
Other accrued expenses	1,981	766

Total current liabilities	19,073	17,262
Obligations under capital leases	277	153
Deferred income tax	912	921
Accrued employee benefit plan costs	2,960	3,555
Minority interests in subsidiaries	1,708	1,768

Total Liabilities	24,930	23,659

Stockholders’ equity:
Common Stock	6,550	6,550
Additional paid-in-capital	635	489
Retained earnings	24,410	22,373
Accumulated other comprehensive loss	(2,765)	(2,041)
Common stock in treasury, at cost	(492)	(424)

Total stockholders’ equity	28,338	26,947

Total Liabilities and Stockholders’ Equity	$53,268	$50,606

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six months ended October 31
	2008	2007
Cash flows from operating activities:
Net earnings	$2,445	$1,886
Adjustments to reconcile net earnings to net cash (used) by operating activities:
Depreciation	1,135	974
Provision for bad debts	116	147
Provision for deferred income tax (benefit) expense	(2)	1
Decrease in prepaid income taxes	812	—
Increase in receivables	(5,537)	(1,255)
Decrease (increase) in inventories	118	(552)
Increase in prepaid pension cost	(148)	(229)
Increase in accounts payable and other accrued expenses	698	1,351
Increase (decrease) in deferred revenue	707	(793)
Other, net	(847)	107

Net cash (used) provided by operating activities	(503)	1,637

Cash flows from investing activities:
Capital expenditures	(679)	(1,135)
Decrease (increase) in restricted cash	72	(73)

Net cash used in investing activities	(607)	(1,208)

Cash flows from financing activities:
Dividends paid	(408)	(351)
Increase (decrease) in short-term borrowings	415	(1,153)
Payments on capital leases	(192)	(175)
Purchase of treasury stock	(198)	—
Proceeds from exercise of stock options	276	307

Net cash used in financing activities	(107)	(1,372)

Effect of exchange rate changes on cash	(285)	63

Decrease in cash and cash equivalents	(1,502)	(880)

Cash and cash equivalents, beginning of period	3,784	2,231

Cash and cash equivalents, end of period	$2,282	$1,351

See accompanying notes to consolidated financial statements

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

B.	Inventories

Inventories consisted of the following (in thousands):

	October 31, 2008	April 30, 2008
Finished products	$2,213	$1,920
Work in process	1,503	1,099
Raw materials	3,150	3,965

	$6,866	$6,984

For interim reporting, LIFO inventories are computed based on year-to-date quantities and interim changes in price levels. Changes in quantities and price levels are reflected in the interim consolidated financial statements in the period in which they occur.

C.	Comprehensive Income

A reconciliation of net earnings and total comprehensive income for the three and six months ended October 31, 2008 and 2007 is as follows (in thousands):

	Three months ended October 31, 2008	Three months ended October 31, 2007
Net earnings	$1,464	$1,212
Change in cumulative foreign currency translation adjustments	(588)	117

Total comprehensive income	$876	$1,329

	Six months ended October 31, 2008	Six months ended October 31, 2007
Net earnings	$2,445	$1,886
Change in cumulative foreign currency translation adjustments	(724)	170

Total comprehensive income	$1,721	$2,056

Assets and liabilities for the Company’s foreign subsidiaries are translated at exchange rates prevailing on the balance sheet date. Revenues and expenses are translated at weighted average exchange rates prevailing during the period and any resulting translation adjustments are reported separately in stockholders’ equity.

D.	Segment Information

The following table provides financial information by business segments for the three and six months ended October 31, 2008 and 2007 (in thousands):

	Domestic Operations	International Operations	Corporate	Total
Three months ended October 31, 2008
Revenues from external customers	$23,785	$3,947	$—	$27,732
Intersegment revenues	851	21	(872)	—
Operating earnings (loss) before income taxes	2,693	309	(935)	2,067

Three months ended October 31, 2007
Revenues from external customers	$20,080	$4,647	—	$24,727
Intersegment revenues	488	221	(709)	—
Operating earnings (loss) before incomes taxes	2,268	636	(826)	2,078

Six months ended October 31, 2008
Revenues from external customers	$44,798	$8,329	$—	$53,127
Intersegment revenues	1,637	25	(1,662)	—
Operating earnings (loss) before incomes taxes	4,732	723	(1,750)	3,705

Six months ended October 31, 2007
Revenues from external customers	$38,094	7,417	$—	$45,511
Intersegment revenues	1,264	310	(1,574)	—
Operating earnings (loss) before incomes taxes	3,940	634	(1,488)	3,086

E.	Defined Pension Plans

The Company has non-contributory defined benefit pension plans covering substantially all salaried and hourly employees. These plans were amended as of April 30, 2005, no further benefits have been, or will be, earned under the plans, subsequent to the amendment date, and no additional participants will be added to the plans. No contributions were paid to the plans during the six months ended October 31, 2008, and the Company does not expect any contributions to be paid to the plans during the remainder of the current fiscal year.

Pension expense (income) consisted of the following (in thousands):

	Three months ended October 31, 2008	Three months ended October 31, 2007
Service Cost	$-0-	$-0-
Interest Cost	220	215
Expected return on plan assets	(339)	(365)
Recognition of net loss	31	35

Net periodic pension income	$(88)	$(115)

	Six months ended October 31, 2008	Six months ended October 31, 2007
Service Cost	$-0-	$-0-
Interest Cost	448	430
Expected return on plan assets	(676)	(730)
Recognition of net loss	80	70

Net periodic pension income	$(148)	$(230)

Recent market conditions have resulted in an unusually high degree of volatility and increased the risks associated with certain investments held by the Company’s pension plans, which has impacted the value of those investments. There has been a negative return on plan assets through October 31, 2008 which could potentially impact the funded status of the plans and the amount of required contributions in future years. The ultimate impact on the funded status will be determined when the annual valuation for the plan year ended April 30, 2009 is performed, based upon the total return of the plan assets for the full year, and will be reflected in the Company’s retirement and benefit plan disclosures at year-end.

F.	Credit Arrangement

In October 2008, the Company increased its bank revolving credit facility from $12 million to $14 million under the same terms and conditions as the original $12 million arrangement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s 2008 Annual Report to Stockholders contains management’s discussion and analysis of financial condition and results of operations at and for the year ended April 30, 2008. The following discussion and analysis describes material changes in the Company’s financial condition since April 30, 2008. The analysis of results of operations compares the three and six months ended October 31, 2008 with the comparable periods of the prior fiscal year.

Results of Operations

Sales for the three months ended October 31, 2008 were $27,732,000, an increase of 12% from sales of $24,727,000 in the same period last year. Sales from Domestic Operations were $23,785,000, an increase of 18% from the prior year period. Sales from International Operations were $3,947,000, a decrease of 15% from the prior year period. The decline in international operations sales resulted from customer changes in their product delivery dates.

Sales for the six months ended October 31, 2008 were $53,127,000, an increase of 17% from sales of $45,511,000 in the same period last year. Sales from Domestic Operations were $44,798,000, an increase of 18% from the prior year period. Sales from International Operations were $8,329,000, an increase of 12% from the prior year period. The order backlog at October 31, 2008 was $61.6 million, as compared to a backlog of $58.7 million at April 30, 2008 and $54.9 million at October 31, 2007.

The gross profit margin for the three months ended October 31, 2008 was 21.7% of sales, as compared to 22.5% of sales in the comparable quarter of the prior year. The gross profit margin for the six months ended October 31, 2008 was 21.4% of sales, as compared to 21.6% of sales in the comparable quarter of the prior year. The decreases in gross profit margins for the current year period were primarily due to higher raw material costs, particularly steel.

Operating expenses for the three months ended October 31, 2008 were $3,858,000, or 13.9% of sales, as compared to $3,370,000, or 13.6% of sales, in the comparable period of the prior year. Operating expenses for the six months ended October 31, 2008 were $7,444,000, or 14.0% of sales, as compared to $6,518,000, or 14.3% of sales, in the comparable period of the prior year. The increase in operating expenses for the current quarter was primarily due to an increase of $126,000 in administrative salaries and an increase of $85,000 in sales and marketing expenses. The increase in operating expenses for the current year six-month period, was primarily due to an increase of $215,000 in administrative salaries, an increase of $190,000 for costs associated with the performance incentive plans, and an increase of $161,000 in sales and marketing expenses.

Operating earnings were $2,161,000 and $3,926,000 for the three and six months ended October 31, 2008. This compares to operating earnings of $2,183,000 and $3,298,000 for the comparable periods of the prior year.

Interest expense was $93,000 and $182,000 for the three and six months ended October 31, 2008, respectively, as compared to $106,000 and $216,000 for the comparable periods of the prior year. The decrease in interest expense for the current year periods resulted from lower interest rates paid, partially offset by higher levels of borrowings.

The net of other income and other expense was an expense of $1,000 and $39,000 in the three and six months ended October 31, 2008, respectively, as compared to income of $1,000 and $4,000 for the comparable periods of the prior year.

Income tax expense of $566,000 and $1,107,000 was recorded for the three and six months ended October 31, 2008, respectively, as compared to income tax expense of $658,000 and $970,000 recorded for the comparable periods of the prior year. The effective tax rates were 27.4% and 29.9% for the three and six months ended October 31, 2008, respectively, and were 31.7% and 31.4% for the three and six months ended October 31, 2007. The effective tax rates for each of the current year and prior year periods were below the statutory tax rates due to the combination of lower tax rates in geographic locations of the Company’s subsidiaries and the impact of state and federal income tax credits on calculated domestic income tax expense. Additionally, income tax expense for the current quarter was reduced by approximately $94,000 for a one-time adjustment for tax credits earned from prior fiscal year capital expenditures resulting from the reinstatement in the current quarter of the United States Federal Research and Environmental Law that had previously expired on December 31, 2007.

Minority interests relate to minority shareholders’ interest in the Company’s two subsidiaries that are not 100% owned by the Company. Minority interests reduced net earnings by $37,000 and $153,000 for the three and six months ended October 31, 2008, as compared to a reduction of $208,000 and $230,000 for the comparable periods of the prior year. The decrease in minority interests in the current period was related to lower earnings of the Company’s two subsidiaries.

Net earnings were $1,464,000, or $0.57 per diluted share, and $2,445,000, or $0.95 per diluted share, for the three and six months ended October 31, 2008. As stated in the discussion of income tax expense above, net earnings for the quarter ended October 31, 2008 benefited from a one-time adjustment for federal tax credits of approximately $94,000, or $0.04 per diluted share. Net earnings were $1,212,000, or $0.47 per diluted share, and $1,886,000, or $0.74 per diluted share, for the three and six-months ended October 31, 2007.

Liquidity and Capital Resources

Historically, the Company’s principal sources of liquidity have been funds generated from operations, supplemented as needed by short-term borrowings under the Company’s revolving credit facility. Additionally, certain machinery and equipment are financed by non-cancellable operating leases or capital leases. The Company believes that these sources will be sufficient to support ongoing business requirements, including capital expenditures through the current fiscal year.

The Company had working capital of $17.4 million at October 31, 2008, compared to $15.9 million at April 30, 2008. The ratio of current assets to current liabilities was 1.9-to-1 at October 31, 2008, unchanged from April 30, 2008. At October 31, 2008, advances of $4,966,000 were outstanding under the Company’s bank revolving credit facility, as compared to advances of $4,551,000 outstanding as of April 30, 2008. In October 2008, the Company increased the bank credit facility from $12 million to $14 million under the same terms and conditions as the $12 million arrangement.

The Company’s operations used cash of $503,000 during the six months ended October 31, 2008. Cash was primarily used to fund an increase of $5,537,000 in accounts receivable, which was partially offset by cash provided from operating earnings. The Company’s operations provided cash of $1,637,000 during the six months ended October 31, 2007. Cash was provided primarily from operations and an increase in accounts payable and other accrued expenses which were partially offset by an increase in accounts receivable and a decrease in deferred revenue.

During the six months ended October 31, 2008, net cash of $607,000 was used by investing activities, primarily for capital expenditures. This compares to the use of $1,208,000 for investing activities in the comparable period of the prior year, primarily for capital expenditures.

The Company’s financing activities used cash of $107,000 during the six months ended October 31, 2008. Cash used included cash dividends paid of $408,000, payments on obligations of capital leases of $192,000, and purchases of treasury stock of $198,000. Cash was provided during this period by an increase of $415,000 in short-term borrowings and $276,000 in proceeds received from the exercise of stock options. Financing activities used cash of $1,372,000 in the same period for the prior year, including $1,153,000 for reduction in short-term borrowings, $351,000 for cash dividends, and $175,000 for payments on obligations under capital leases, partially offset by $307,000 received from the exercise of stock options.

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Certain statements in this report constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could significantly impact results or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, economic, competitive, governmental, and technological factors affecting the Company’s operations, markets, products, services, and prices, as well as prices for certain raw materials and energy. The cautionary statements made pursuant to the Reform Act herein and elsewhere by the Company should not be construed as exhaustive. The Company cannot always predict what factors would cause actual results to differ materially from those indicated by the forward-looking statements. In addition, readers are urged to consider statements that include the terms “believes”, “belief’, “expects”, “plans”, “objectives”, “anticipates”, “intends” or the like to be uncertain and forward-looking. Over time, the Company’s actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by the Company’s forward-looking statements, and such difference might be significant and harmful to stockholders’ interests. Many important factors that could cause such a difference are described under the caption “Risk Factors,” in Item 1A of the Company’s 2008 Annual Report on Form 10-K.

REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

A review of the interim consolidated financial information included in this Quarterly Report on Form 10-Q for each of the three and six month periods ended October 31, 2008 and October 31, 2007 has been performed by Cherry, Bekaert & Holland, L.L.P., the Company’s registered public accounting firm. Their report on the interim consolidated financial information follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have reviewed the accompanying consolidated balance sheet of Kewaunee Scientific Corporation and its subsidiaries (the “Company”) as of October 31, 2008, and the related consolidated statements of operations for the three month and six month periods ended October 31, 2008 and 2007 and the related consolidated statements of cash flows for the six-month periods ended October 31, 2008 and 2007. These interim consolidated financial statements are the responsibility of the Company’s management.

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

November 26, 2008

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures made on this matter in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2008.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 31, 2008. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of October 31, 2008, the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that all material information required to be filed in this quarterly report is made known to them by others within the Company and its subsidiaries.

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

The Company’s Annual Meeting of Stockholders was held on August 27, 2008. Information regarding the results of this meeting are incorporated by reference from Item 4 of Part II of the Company’s Report on Form 10-Q for the three months ended July 31, 2008.

Item 5.	Other Information

On October 28, 2008, the Company amended its revolving credit facility with Bank of America, N.A. (the “Bank”) increasing the credit facility to $14,000,000 from $12,000,000 under the same terms and conditions as the $12,000,000 credit facility.

Item 6.	Exhibits and Reports on Form 8-K

10.50	Loan and Security Agreement dated as of December 10, 2007 between Bank of America N.A. and the Company (incorporated by reference to Exhibit 10.50 to the Company’s Quarterly Report on Form 10-Q for the period ended October 31, 2007).

10.50A	Amendment dated October 28, 2008 to Loan and Security Agreement dated as of December 10, 2007 between Bank of America N.A. and the Company.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEWAUNEE SCIENTIFIC CORPORATION
(Registrant)

Date: December 12, 2008	By	/s/ D. Michael Parker
D. Michael Parker
(As duly authorized officer and Senior Vice President, Finance and Chief Financial Officer)