Form 10-Q
period 2009-01-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2009-03-11
CIK 55529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009 or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 2, 2009, the registrant had outstanding 2,556,202 shares of Common Stock.

KEWAUNEE SCIENTIFIC CORPORATION

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2009

i

Part 1. Financial Information

Item 1.	Financial Statements

Kewaunee Scientific Corporation

Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three months ended January 31		Nine months ended January 31
	2009	2008	2009	2008
Net Sales	$26,023	$21,883	$79,150	$67,394
Costs of products sold	21,089	17,064	62,846	52,759

Gross profit	4,934	4,819	16,304	14,635
Operating expenses	3,440	3,293	10,884	9,811

Operating earnings	1,494	1,526	5,420	4,824
Other income (expense)	3	(6)	(36)	(2)
Interest expense	(49)	(86)	(231)	(302)

Earnings before income taxes	1,448	1,434	5,153	4,520
Income Tax expense	488	421	1,595	1,391

Earnings before minority interests	960	1,013	3,558	3,129
Minority interests in subsidiaries	78	211	231	441

Net earnings	$882	$802	$3,327	$2,688

Net earnings per share
Basic	$0.35	$0.32	$1.30	$1.07
Diluted	$0.35	$0.31	$1.30	$1.05

Weighted average number of common shares outstanding (in thousands)
Basic	2,556	2,543	2,554	2,523
Diluted	2,556	2,576	2,563	2,551

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Balance Sheets

(in thousands)

	January 31, 2009	April 30, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,691	$3,784
Restricted cash	398	480
Receivables, less allowance	24,723	20,087
Inventories	7,678	6,984
Deferred income taxes	400	407
Prepaid expenses and other current assets	959	1,440

Total current assets	36,849	33,182

Property, plant and equipment, at cost	40,432	39,186
Accumulated depreciation	(28,831)	(27,361)

Net property, plant and equipment	11,601	11,825

Prepaid pension cost	2,158	1,936
Other	2,906	3,663

Total other assets	5,064	5,599

Total Assets	$53,514	$50,606

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$5,815	$4,551
Current obligations under capital leases	268	323
Accounts payable	8,211	8,929
Employee compensation and amounts withheld	1,940	2,026
Deferred revenue	1,031	667
Other accrued expenses	1,835	766

Total current liabilities	19,100	17,262

Obligations under capital leases	235	153
Deferred income tax	904	921
Accrued employee benefit plan costs	2,876	3,555
Minority interests in subsidiaries	1,280	1,768

Total Liabilities	24,395	23,659

Stockholders’ equity:
Common Stock	6,550	6,550
Additional paid-in-capital	657	489
Retained earnings	25,087	22,373
Accumulated other comprehensive loss	(2,683)	(2,041)
Common stock in treasury, at cost	(492)	(424)

Total stockholders’ equity	29,119	26,947

Total Liabilities and Stockholders’ Equity	$53,514	$50,606

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine months ended January 31
	2009	2008
Cash flows from operating activities:
Net earnings	$3,327	$2,688
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	1,687	1,429
Provision for bad debts	164	184
Provision for deferred income tax expense	(10)	(5)
Decrease in prepaid income taxes	812	—
Increase in receivables	(4,800)	(914)
Increase in inventories	(694)	(261)
Increase in prepaid pension cost	(222)	(345)
Increase (decrease) in accounts payable and other accrued expenses	265	(42)
Increase (decrease) in deferred revenue	364	(962)
Other, net	(553)	220

Net cash provided by operating activities	340	1,992

Cash flows from investing activities:
Capital expenditures	(1,156)	(1,742)
Decrease (increase) in restricted cash	82	(83)

Net cash used in investing activities	(1,074)	(1,825)

Cash flows from financing activities:
Increase in short-term borrowings	1,264	184
Payments on capital leases	(280)	(266)
Dividends paid	(613)	(530)
Dividends paid to minority interest in subsidiaries	(498)	—
Purchase of treasury stock	(198)	—
Proceeds from exercise of stock options (including tax benefit)	298	548

Net cash used in financing activities	(27)	(64)

Effect of exchange rate changes on cash	(332)	93

(Decrease) increase in cash and cash equivalents	(1,093)	196

Cash and cash equivalents, beginning of period	3,784	2,231

Cash and cash equivalents, end of period	$2,691	$2,427

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

B. Inventories

Inventories consisted of the following (in thousands):

	January 31, 2009	April 30, 2008
Finished products	$2,039	$1,920
Work in process	1,308	1,099
Raw materials	4,331	3,965

	$7,678	$6,984

For interim reporting, LIFO inventories are computed based on year-to-date quantities and interim changes in price levels. Changes in quantities and price levels are reflected in the interim consolidated financial statements in the period in which they occur.

C. Comprehensive Income

A reconciliation of net earnings and total comprehensive income for the three and nine months ended January 31, 2009 and 2008 is as follows (in thousands):

	Three months ended January 31, 2009	Three months ended January 31, 2008
Net earnings	$882	$802
Change in cumulative foreign currency translation adjustments	82	(69)

Total comprehensive income	$964	$733

	Nine months ended January 31, 2009	Nine months ended January 31, 2008
Net earnings	$3,327	$2,688
Change in cumulative foreign currency translation adjustments	(642)	(101)

Total comprehensive income	$2,685	$2,587

Assets and liabilities for the Company’s foreign subsidiaries are translated at exchange rates prevailing on the balance sheet date. Revenues and expenses are translated at weighted average exchange rates prevailing during the period and any resulting translation adjustments are reported separately in stockholders’ equity.

D. Segment Information

The following table provides financial information by business segments for the three and nine months ended January 31, 2009 and 2008 (in thousands):

	Domestic Operations	International Operations	Corporate	Total
Three months ended January 31, 2009
Revenues from external customers	$22,498	$3,525	$—	$26,023
Intersegment revenues	347	234	(581)	—
Operating earnings (loss) before income taxes	1,769	302	(623)	1,448

Three months ended January 31, 2008
Revenues from external customers	$17,659	$4,224	—	$21,883
Intersegment revenues	303	66	(369)	—
Operating earnings (loss) before income taxes	1,565	601	(732)	1,434

Nine months ended January 31, 2009
Revenues from external customers	$67,296	$11,854	$—	$79,150
Intersegment revenues	1,984	259	(2,243)	—
Operating earnings (loss) before income taxes	6,501	1,025	(2,373)	5,153

Nine months ended January 31, 2008
Revenues from external customers	$55,753	$11,641	$—	$67,394
Intersegment revenues	1,566	376	(1,942)	—
Operating earnings (loss) before income taxes	5,506	1,234	(2,220)	4,520

E. Defined Pension Plans

The Company has non-contributory defined benefit pension plans covering substantially all salaried and hourly employees. These plans were amended as of April 30, 2005, no further benefits have been, or will be, earned under the plans, subsequent to the amendment date, and no additional participants will be added to the plans.

Pension expense (income) consisted of the following (in thousands):

	Three months ended January 31, 2009	Three months ended January 31, 2008
Service Cost	$-0-	$-0-
Interest Cost	224	215
Expected return on plan assets	(338)	(365)
Recognition of net loss	40	35

Net periodic pension income	$(74)	$(115)

	Nine months ended January 31, 2009	Nine months ended January 31, 2008
Service Cost	$-0-	$-0-
Interest Cost	672	645
Expected return on plan assets	(1,014)	(1,095)
Recognition of net loss	120	105

Net periodic pension income	$(222)	$(345)

Recent financial market conditions have resulted in an unusually high degree of volatility and increased the risks associated with certain investments held by the Company’s pension plans, which has impacted the value of those investments. There has been a negative return on plan assets through January 31, 2009 which is expected to unfavorably impact the funded status of the plans, the amount of required contributions in future years, and pension expense in future years. The ultimate impact on the funded status will be determined when the annual valuation for the plan year ended April 30, 2009 is performed, based upon the total return of the plan assets for the full year, and will be reflected in the Company’s retirement and benefit plan disclosures at year-end. No contributions were paid to the plans during the nine months ended January 31, 2009. The Company has not yet decided if any contributions will be paid to the plans during the final three months of the current fiscal year.

F. Credit Arrangement

In October 2008, the Company increased its bank revolving credit facility from $12 million to $14 million under the same terms and conditions as the original $12 million arrangement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s 2008 Annual Report to Stockholders contains management’s discussion and analysis of financial condition and results of operations at and for the year ended April 30, 2008. The following discussion and analysis describes material changes in the Company’s financial condition since April 30, 2008. The analysis of results of operations compares the three and nine months ended January 31, 2009 with the comparable periods of the prior fiscal year.

Results of Operations

Sales for the three months ended January 31, 2009 were $26,023,000, an increase of 19% from sales of $21,883,000 in the same period last year. Sales from Domestic Operations were $22,498,000, an increase of 27% from the prior year period. Sales from Domestic Operations benefited from continuing higher levels of new orders and the strong order backlog. Sales from International Operations were $3,525,000, a decrease of 17% from the prior year period. The decline in International Operations sales resulted primarily from a softer Singapore laboratory furniture market.

Sales for the nine months ended January 31, 2009 were $79,150,000, an increase of 17% from sales of $67,394,000 in the same period last year. Sales from Domestic Operations were $67,296,000, an increase of 21% from the prior year period. Sales from International Operations were $11,854,000, an increase of 2% from the prior year period. The order backlog at January 31, 2009 was $60.7 million, as compared to a backlog of $61.6 million at October 31, 2008 and $58.8 million at January 31, 2008.

The gross profit margin for the three months ended January 31, 2009 was 19.0% of sales, as compared to 22.0% of sales in the comparable quarter of the prior year. The profit margin decrease as compared to the prior year period was primarily due to higher costs for raw materials and energy and differences in the product sales mix, as the current year period included a higher ratio of sales of non-manufactured products and installation services, which typically have lower profit margins than the Company’s manufactured products. The gross profit margin for the nine months ended January 31, 2009 was 20.6% of sales, as compared to 21.7% of sales in the comparable quarter of the prior year. The decrease in the gross profit margin for the nine months of the current year was primarily due to higher costs for raw materials and energy and a higher ratio of sales of non-manufactured products and services.

Operating expenses for the three months ended January 31, 2009 were $3,440,000, or 13.2% of sales, as compared to $3,293,000, or 15.0% of sales, in the comparable period of the prior year. Operating expenses for the nine months ended January 31, 2009 were $10,884,000, or 13.8% of sales, as compared to $9,811,000, or 14.6% of sales, in the comparable period of the prior year. The increase in operating expense dollars for the current quarter was primarily due to an increase of $155,000 in administrative salaries, an increase of $75,000 for costs associated with benefit plans, and an increase of $49,000 in depreciation expense. Operating expenses in the current quarter were favorably impacted by a $95,000 reduction in expenses associated with incentive compensation plans and a $125,000 reduction in professional and consulting expenses. The increase in operating expense dollars for the nine months of the current year was primarily due to an increase of $370,000 in administrative salaries, an increase of $213,000 for costs associated with benefit plans, an increase of $178,000 in sales and marketing expenses, and an increase of $130,000 in depreciation expense. Operating expenses for the nine months of the current year were favorably impacted by a $133,000 reduction in professional and consulting expenses as compared to the same period of the prior year.

Operating earnings were $1,494,000 and $5,420,000 for the three and nine months ended January 31, 2009. This compares to operating earnings of $1,526,000 and $4,824,000 for the comparable periods of the prior year.

Interest expense was $49,000 and $231,000 for the three and nine months ended January 31, 2009, respectively, as compared to $86,000 and $302,000 for the comparable periods of the prior year. The decrease in interest expense for the current year periods resulted primarily from lower interest rates paid on advances under our bank credit facility.

The net of other income and other expense was income of $3,000 and expense of $36,000 for the three and nine months ended January 31, 2009, respectively, as compared to expense of $6,000 and $2,000 for the comparable periods of the prior year.

Income tax expense of $488,000 and $1,595,000 was recorded for the three and nine months ended January 31, 2009, respectively, as compared to income tax expense of $421,000 and $1,391,000 recorded for the comparable periods of the prior year. The effective tax rates were 33.7% and 31.0% for the three and nine months ended January 31, 2009, respectively, and were 29.4% and 30.8% for the three and nine months ended January 31, 2008. The effective tax rates for each of the current year and prior year periods were below the statutory tax rates due to the combination of lower income tax rates in the geographic locations of the Company’s subsidiaries and the impact of state and federal income tax credits on domestic operations income. The higher effective tax rates for each of the current year periods as compared to the prior year periods were due to a higher portion of taxable earnings in the prior year periods from the Company’s subsidiaries located in geographic locations with lower income tax rates.

Minority interests relate to minority shareholders’ interest in the Company’s two subsidiaries that are not 100% owned by the Company. Minority interests reduced net earnings by $78,000 and $231,000 for the three and nine months ended January 31, 2009, as compared to a reduction of $211,000 and $441,000 for the comparable periods of the prior year. The decrease in minority interests in the current year periods was directly related to lower earnings of the Company’s two subsidiaries in the current year.

Net earnings were $882,000, or $0.35 per diluted share, and $3,327,000, or $1.30 per diluted share, for the three and nine months ended January 31, 2009. The compares to net earnings of $802,000, or $0.31 per diluted share, and $2,688,000, or $1.05 per diluted share, for the comparable periods of the prior year.

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

The Company had working capital of $17.7 million at January 31, 2009, compared to $15.9 million at April 30, 2008. The ratio of current assets to current liabilities was 1.9-to-1 at January 31, 2009, unchanged from April 30, 2008. At January 31, 2009, advances of $5,815,000 were outstanding under the Company’s bank revolving credit facility, as compared to advances of $4,551,000 outstanding as of April 30, 2008. In October 2008, the Company increased the revolving credit facility from $12 million to $14 million under the same terms and conditions as the $12 million arrangement.

The Company’s operations provided cash of $340,000 during the nine months ended January 31, 2009. Cash was provided primarily from operating earnings, which was substantially offset by cash used to fund an increase of $4,800,000 in accounts receivable related to the higher sales volumes. The Company’s operations provided cash of $1,992,000 during the nine months ended January 31, 2008. Cash was provided primarily from operating earnings, which was partially offset by an increase in accounts receivable of $914,000 and a decrease in deferred revenue of $962,000.

During the nine months ended January 31, 2009, net cash of $1,074,000 was used in investing activities, primarily for capital expenditures. This compares to the use of $1,825,000 for investing activities in the comparable period of the prior year, primarily for capital expenditures.

The Company’s financing activities used cash of $27,000 during the nine months ended January 31, 2009. Cash used included cash dividends of $498,000 paid to minority interest holders of the Company’s subsidiaries, cash dividends of $613,000 paid to stockholders, payments on obligations of capital leases of $280,000, and purchases of treasury stock of $198,000. Cash was provided during this period by an increase of $1,264,000 in short-term borrowings and $298,000 in proceeds received from the exercise of stock options. Financing activities used cash of $64,000 in the same period for the prior year, including $530,000 for cash dividends paid to stockholders, and $266,000 for payments on obligations under capital leases. Cash was provided during this period by proceeds of $548,000 from the exercise of stock options and an increase of $184,000 in short-term borrowings.

Outlook for Fourth Quarter of Fiscal Year 2009

While the Company’s ability to predict future demand for its products continues to be limited given, among other general economic factors affecting the Company and its markets, the Company’s role as subcontractor or supplier to dealers for subcontractors, the Company expects the fourth quarter of fiscal year 2009 to be profitable. In addition to general economic factors affecting the Company and its markets, demand for its products is also dependent upon the number of laboratory construction projects planned and/or current progress in projects already under construction.

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

REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

A review of the interim consolidated financial information included in this Quarterly Report on Form 10-Q for each of the three and nine month periods ended January 31, 2009 and January 31, 2008 has been performed by Cherry, Bekaert & Holland, L.L.P., the Company’s registered public accounting firm. Their report on the interim consolidated financial information follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have reviewed the accompanying consolidated balance sheet of Kewaunee Scientific Corporation and its subsidiaries (the “Company”) as of January 31, 2009, and the related consolidated statements of operations for the three month and nine month periods ended January 31, 2009 and 2008 and the related consolidated statements of cash flows for the nine-month periods ended January 31, 2009 and 2008. These interim consolidated financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of April 30, 2008, and the related consolidated statements of operations, of stockholder’s equity and of cash flows for the year then ended (not presented herein) and in our report dated July 12, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of April 30, 2008 is fairly stated in all material respects in relation to the consolidated financial statement from which it has been derived.

/s/ Cherry, Bekaert & Holland, L.L.P.
Charlotte, North Carolina
February 26, 2009

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures made on this matter in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2008.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of January 31, 2009. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of January 31, 2009, the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that all material information required to be filed in this quarterly report is made known to them by others within the Company and its subsidiaries.

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

KEWAUNEE SCIENTIFIC CORPORATION
(Registrant)

Date: March 10, 2009	By	/s/ D. Michael Parker
D. Michael Parker
(As duly authorized officer and Senior Vice President, Finance and Chief Financial Officer)