Form 10-K
period 2009-04-30
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2009-07-20
CIK 55529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2009 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of shares of voting stock held by non-affiliates of the registrant was approximately $17,623,000, based on the last reported sale price of the registrant’s Common Stock on October 31, 2008, the last business day of the registrant’s most recently completed second fiscal quarter. Only shares beneficially owned by directors of the registrant (excluding shares subject to options) and each person owning more than 10% of the outstanding Common Stock of the registrant were excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of July 6, 2009, the registrant had outstanding 2,556,202 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: Those portions of the Company’s proxy statement for use in connection with Kewaunee Scientific Corporation’s annual meeting of stockholders to be held on August 26, 2009, indicated in this report are incorporated by reference into Part III hereof.

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

The principal raw materials and products manufactured by others and used by us in our products are cold-rolled carbon and stainless steel, hardwood lumber and plywood, paint, chemicals, resins, hardware, plumbing, and electrical fittings. Such materials and products are purchased from multiple suppliers and are typically readily available.

We hold various patents and patent rights, but do not consider that our success or growth is dependent upon our patents or patent rights. Our business is not dependent upon licenses, franchises, or concessions.

Our business is not generally cyclical, although sales are sometimes lower during our third quarter because of slower construction activity in certain areas of the country during the winter months. Our business is not dependent on any one or a few customers; however, sales to our national distributor, VWR International, LLC, represented approximately 13 percent of our total sales in each of fiscal years 2009, 2008, and 2007.

Our order backlog at April 30, 2009 was $62.7 million, as compared to $58.7 million at April 30, 2008 and $51.1 million at April 30, 2007. All but $4.1 million of the backlog at April 30, 2009 was scheduled for shipment during fiscal year 2010; however, it may reasonably be expected that delays in shipments will occur because of customer rescheduling or delay in completion of projects which involve the installation of our products. Based on scheduled shipment dates and past experience, we estimate that more than 85 percent of our order backlog at April 30, 2009 will be shipped during fiscal year 2010.

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

RESEARCH AND DEVELOPMENT

The amount spent and expensed by us during the fiscal year ended April 30, 2009 on research and development activities related to new or re-designed products was $1,108,000. The amounts spent for similar purposes in the fiscal years ended April 30, 2008 and 2007 were $1,192,000 and $945,000, respectively.

ENVIRONMENTAL COMPLIANCE

In the last three fiscal years, compliance with federal, state, or local provisions enacted or adopted regulating the discharge of materials into the environment has had no material effect on us. There is no material capital expenditure anticipated for such purposes, and accordingly, such regulation is not expected to have a material effect on our earnings or competitive position.

EMPLOYEES

At April 30, 2009, we had 466 domestic and 106 international full-time employees.

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

Disruptions in the financial markets have created uncertainty and deteriorating economic conditions may adversely affect our customers and our business.

The financial markets in the United States, Europe, and Asia have been experiencing extreme disruption in recent months. As widely reported, these markets have experienced, among other things, extreme volatility in security prices, commodities and currencies, as well as severely diminished liquidity and credit availability. The current tightening of credit in financial markets, the inability to access capital markets, the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government could have a material adverse effect on the demand for our products and our sales, pricing and profitability. Continuation or worsening of the current economic conditions, a prolonged global, national or regional economic recession or other similar events could have a material adverse effect on the demand for our products and on our sales, pricing and profitability. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries and the impact these events may have on our operations and the laboratory furniture industry in general.

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

We have substantial sales to one large customer. That distributor accounted for 13% of our net sales in fiscal year 2009. Loss of all or a part of our sales to a large customer would have a material effect on our revenues and profits.

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

We own and operate three adjacent manufacturing facilities in Statesville, North Carolina. These facilities also house our corporate offices, as well as sales and marketing, administration, engineering and drafting personnel. These facilities together comprise approximately 382,000 square feet and are located on approximately 20 acres of land. In addition, at April 30, 2009, we leased our primary distribution facility and other warehouse facilities totaling 220,000 square feet in Statesville, North Carolina. We also lease and operate a manufacturing facility in Bangalore, India totaling approximately 55,000 square feet.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009
High	$18.80	$15.98	$11.75	$9.50
Low	$9.76	$7.00	$6.50	$7.40
Close	$11.16	$9.05	$9.18	$9.38

2008
High	$15.44	$18.50	$20.73	$20.04
Low	$10.64	$12.78	$12.50	$14.65
Close	$14.50	$15.57	$17.40	$15.60

As of July 6, 2009, we estimate there were approximately 1,000 stockholders of our common shares, of which 212 were stockholders of record. We paid cash dividends of $0.32 per share for fiscal year 2009, and $0.28 for fiscal years 2008 and 2007. The quarterly cash dividend was increased to eight cents per outstanding share in May 2008. We expect to pay dividends in the future in line with our actual and anticipated future operating results.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

See Item 12 in this Form 10-K for a discussion of securities authorized for issuance under our equity compensation plans.

Item 6.	Selected Financial Data

The following table sets forth our selected consolidated financial information for each of the years ended April 30, 2009, 2008, 2007, 2006, and 2005; this information is derived from our audited Consolidated Financial Statements, the most recent three years of which appear elsewhere herein. The data presented below should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

	Years Ended April 30
$ and shares in thousands, except per share amounts	2009	2008	2007	2006	2005
OPERATING STATEMENT DATA:
Net sales	$103,978	$89,510	$81,441	$84,071	$73,481
Costs of products sold	82,605	70,338	66,355	71,663	60,997

Gross profit	21,373	19,172	15,086	12,408	12,484
Other operating income	—	—	—	884	—
Operating expenses	14,289	13,559	11,728	12,175	12,699

Operating earnings (loss)	7,084	5,613	3,358	1,117	(215)
Other income (expense)	(28)	47	53	50	2
Interest expense	(280)	(294)	(670)	(470)	(310)

Earnings (loss) before income taxes	6,776	5,366	2,741	697	(523)
Income tax expense (benefit)	2,264	1,733	902	288	(488)

Earnings (loss) before minority interests	4,512	3,633	1,839	409	(35)
Minority interests in subsidiaries	(265)	(499)	(299)	(216)	(112)

Net earnings (loss)	$4,247	$3,134	$1,540	$193	$(147)

Weighted average shares outstanding:
Basic	2,555	2,530	2,493	2,492	2,491
Diluted	2,561	2,557	2,495	2,493	2,495

PER SHARE DATA:
Net earnings (loss):
Basic	$1.66	$1.24	$0.62	$0.08	$(0.06)
Diluted	1.66	1.23	0.62	0.08	(0.06)
Cash dividends	0.32	0.28	0.28	0.28	0.28
Year-end book value	10.54	10.56	9.64	10.25	10.43

	As of April 30
$ in thousands	2009	2008	2007	2006	2005
BALANCE SHEET DATA:
Current assets	$37,545	$33,182	$28,514	$31,398	$26,780
Current liabilities	18,663	17,262	16,183	20,373	16,399
Net working capital	18,882	15,920	12,331	11,025	10,381
Net property, plant and equipment	11,369	11,825	11,255	11,163	10,730
Total assets	52,529	50,606	45,240	50,472	46,212
Total borrowings/long-term debt	6,141	5,027	4,325	9,059	5,127
Stockholders’ equity	26,953	26,947	24,048	25,546	25,989

OTHER DATA:
Capital expenditures	$1,500	$2,546	$1,724	$1,886	$976
Year-end stockholders of record	212	214	225	243	252
Year-end employees (domestic)	466	448	433	471	484

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

INTRODUCTION

We are a recognized leader in the design, manufacture, and installation of laboratory and technical furniture products. Laboratory furniture products include both steel and wood cabinetry, fume hoods, flexible systems, and worksurfaces. Technical furniture products include workstations, workbenches, computer enclosures, and network storage systems. Our corporate headquarters are located in Statesville, North Carolina, and our manufacturing facilities are located in Statesville and Bangalore, India. We also have subsidiaries in Singapore and Bangalore that serve the Asian and Middle East markets. Although only approximately 13.2% of our sales were through our international subsidiaries in fiscal year 2009, these sales are considered an important part of our long-term growth strategy.

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

It is common in the laboratory furniture industry for customer orders to require delivery at extended future dates, as products are frequently to be installed in buildings yet to be constructed. Changes or delays in building construction may cause delays in delivery of the orders and our recognition of the sale. Since prices are normally quoted on a firm basis in the industry, we bear the burden of possible increases in labor and material costs between quotation of an order and delivery of the product. The impact of such possible increases is considered when determining the sales price. The principal raw materials and products manufactured by others and used in our products are cold-rolled carbon and stainless steel, hardwood lumbers and plywood, paint, chemicals, resins, hardware, plumbing and electrical fittings. Such materials and products are purchased from multiple suppliers and are typically readily available.

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

Revenue Recognition

A portion of our product sales result from fixed-price construction contracts that involve a signed contract for a fixed price to provide our laboratory furniture and fume hoods for a construction project. We are usually in the role of a subcontractor, but in some cases may enter into a contract directly with the end-user of the products. Our contract arrangements normally do not contain a general right of return relative to the delivered items. Product sales resulting from fixed-price construction contracts are generated from multiple-element arrangements that require separate units of accounting and estimates regarding the fair value of individual elements. The Company has determined that its multiple-element arrangements that qualify as separate units of accounting are (1) product sales and (2) installation services. There is objective and reliable evidence of fair value for both the product sales and installation services, and allocation of arrangement consideration for each of these units is based on their relative fair values. Each of these elements represents individual units of accounting, as the delivered item has value to a customer on a stand-alone basis. The Company’s products are regularly sold on a stand-alone basis to customers which provides vendor-specific objective evidence of fair value. The fair value of installation services is separately calculated using expected costs of installation services. Many times the value of installation services is calculated using price quotations from subcontractors to the Company, who perform installation services on a stand-alone basis. Assuming all other criteria for revenue recognition have been met, we recognize revenue for product sales at the date of shipment. Product sales resulting from purchase orders involve a purchase order received by us from our dealers or our stocking distributor. This category includes product sales for standard products, as well as products which require some customization. These sales are recognized under the terms of the purchase order which generally are freight on board (“FOB”) shipping point and do not include rights of return. Accordingly, these sales are recognized at the time of shipment.

Allowance for Doubtful Accounts

Evaluation of the allowance for doubtful accounts involves management judgments and estimates. We evaluate the collectability of our trade accounts receivable based on a number of factors. In circumstances where management is aware of a customer’s inability to meet its financial obligations to us, or a project dispute makes it unlikely that all of the receivable owed by a customer will be collected, a specific reserve for bad debts is estimated and recorded to reduce the recognized receivable to the estimated amount we believe will ultimately be collected. In addition to specific customer identification of potential bad debts, a general reserve for bad debts is estimated and recorded based on our recent past loss history and an overall assessment of past due trade accounts receivable amounts outstanding.

Inventories

Inventories are valued at the lower of cost or market. The cost of the majority of inventories is measured on the last in, first out (“LIFO”) method. The LIFO method allocates the most recent costs to cost of products sold, and, therefore, recognizes into operating results fluctuations in raw materials and other inventoriable costs more quickly than other methods. Inventories at our international subsidiaries are measured at actual cost.

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

RESULTS OF OPERATIONS

Sales for fiscal year 2009 were $104.0 million, an increase of 16% from fiscal year 2008 sales of $89.5 million. Domestic Operations sales for the year were $90.3 million, an increase of 22% from the prior year. As reflected in the growth of our order backlog, incoming order activity was strong throughout the year, as a healthy domestic laboratory furniture marketplace more than offset the impact of a soft Asian marketplace. International Operations sales for the year were $13.7 million, a decrease of 13% over the prior year.

Our order backlog was $62.7 million at April 30, 2009, as compared to $58.7 million at April 30, 2008, and $51.1 million at April 30, 2007.

Sales for fiscal year 2008 were $89.5 million, an increase of 10% from fiscal year 2007 sales of $81.4 million. Domestic Operations sales for fiscal year 2008 were $73.8 million, an increase of 11% from the prior year. International Operations sales for fiscal year 2008 were $15.8 million, an increase of 6% over the prior year.

Gross profit represented 20.6%, 21.4%, and 18.5% of sales in fiscal years 2009, 2008, and 2007, respectively. The decrease in gross profit margin in fiscal year 2009 from fiscal year 2008 was primarily due to higher costs for certain key raw materials, higher energy and transportation costs, and increased competitive pricing in the marketplace. The increase in the gross profit margin in fiscal year 2008 from fiscal year 2007 was primarily due to improved manufacturing efficiencies related to capital projects completed in prior years, continued implementation of lean manufacturing techniques, and lower cost global supply sources for certain materials and components.

Operating expenses were $14.3 million, $13.6 million, and $11.7 million in fiscal years 2009, 2008, and 2007, respectively, and 13.7%, 15.1%, and 14.4% of sales, respectively. The increase in operating expenses for fiscal year 2009 as compared to fiscal year 2008 included an increase of $161,000 in pension expense, an increase of $175,000 in depreciation expense for computer systems, and an increase of $116,000 in sales commissions due to the increase in sales. The increase in operating expenses for fiscal year 2008 as compared to fiscal year 2007 included an increase of $339,000 in compensation earned under performance incentive plans, an increase of $335,000 in sales and marketing expenses, an increase of $93,000 in sales commissions due to the increase in sales, and Sarbanes-Oxley consulting costs of $216,000.

Other expense was $28,000 in fiscal year 2009. Other income was $47,000 and $53,000 in fiscal years 2008 and 2007, respectively.

Interest expense was $280,000, $294,000, and $670,000 in fiscal years 2009, 2008, and 2007, respectively. The decrease in interest expense in fiscal year 2009 resulted primarily from lower interest rates. The decreased interest expense in fiscal year 2008 from fiscal year 2007 was primarily from lower levels of bank borrowings.

Income tax expense of $2,264,000, or 33.4% of pretax earnings, was recorded in fiscal year 2009. Income tax expense of $1,733,000, or 32.3% of pretax earnings, was recorded in fiscal year 2008. Income tax expense of $902,000, or 32.9% of pretax earnings, was recorded in fiscal year 2007. The effective tax rate for each of these years is lower than the statutory rate due to the favorable impact of tax rates for the Company’s international subsidiaries and the impact of state and federal tax credits.

Minority interest related to our two subsidiaries that are not 100% owned by us were $265,000, $499,000, and $299,000, for fiscal years 2009, 2008, and 2007, respectively. The changes in minority interest for each year were due to changes in the levels of net income of the subsidiaries.

Net earnings in fiscal year 2009 were $4,247,000, or $1.66 per diluted share. Net earnings in fiscal year 2008 were $3,134,000, or $1.23 per diluted share. Net earnings in fiscal year 2007 were $1,540,000, or $0.62 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity have historically been funds generated from operating activities, supplemented as needed by borrowings under our revolving credit facility. Additionally, certain machinery and equipment are financed by non-cancelable operating leases or capital leases. We believe that these sources of funds will be sufficient to support ongoing business requirements, including capital expenditures, through fiscal year 2010.

At April 30, 2009, we had advances of $5.7 million outstanding under our unsecured $14 million revolving credit facility. The credit facility matures in September 2010, and we intend to extend or replace it with a new facility prior to the maturity date, although there can be no assurance as to the availability or terms of any such extension or replacement. See Note 3 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report for additional information concerning our credit facility.

During fiscal years 2009 and 2007, we entered into capital lease arrangements related to costs of $307,000 and $300,000, respectively, associated with a new enterprise resource planning (ERP) system that was implemented in the fourth quarter of fiscal year 2008. These lease arrangements, as well as most of our leases for machinery and equipment, provide us with renewal and purchase options and certain early cancellation rights.

The following table summarizes the cash payment obligations including interest, if applicable, for our lease arrangements as of April 30, 2009:

PAYMENTS DUE BY PERIOD

($ in thousands)

Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	After 5 years
Operating Leases	$6,357	$1,823	$2,923	$1,141	$470
Capital Leases	471	251	183	37	—

Total Contractual Cash Obligations	$6,828	$2,074	$3,106	$1,178	$470

We do not have any off balance sheet arrangements at April 30, 2009.

Operating activities provided cash of $2.1 million in fiscal year 2009, primarily from operating earnings and a decrease in prepaid income taxes, partially offset by increases in accounts receivable and inventory. Operating activities provided cash of $3.4 million in fiscal year 2008, primarily from operating earnings and an increase in accounts payable, partially offset by increases in accounts receivable and inventory, and a decrease in deferred revenue. Operating activities provided cash of $8.6 million in fiscal year 2007, primarily from operating earnings, a reduction in accounts receivable, and an increase in deferred revenue. The majority of the April 30, 2009 accounts receivable balances are expected to be collected during the first quarter of fiscal year 2010, with the exception of retention amounts on fixed-price contracts which are collected when the entire construction project is completed and all retention funds are paid by the owner.

As discussed above, no further benefits have been, or will be, earned under our pension plans after April 30, 2005, and no additional participants have been, or will be, added to the plans. We did not make any contributions to the plans in fiscal years 2009, 2008, and 2007, and do not expect to make any contributions to the plans in fiscal year 2010.

Capital expenditures were $1.5 million, $2.5 million, and $1.7 million in fiscal years 2009, 2008, and 2007, respectively. Capital expenditures in fiscal years 2009, 2008, and 2007 were funded primarily from cash generated by operating activities. Capital assets related to the new ERP system in the amounts of $307,000 and $300,000 were funded under capital leases in fiscal years 2009 and 2007, respectively. Fiscal year 2010 capital expenditures are anticipated to be approximately $2.0 million and are expected to be funded primarily by cash from operating activities.

Working capital increased to $18.9 million at April 30, 2009, from $15.9 million at April 30, 2008, and the ratio of current assets to current liabilities increased to 2.0-to-1 at April 30, 2009, from 1.9-to-1 at April 30, 2008. The increase in working capital for fiscal year 2009 was primarily due to increases in accounts receivable, and inventory, offset by increases in short-term borrowings.

We paid cash dividends of $0.32 per share in fiscal year 2009. We paid cash dividends of $0.28 per share for each of the fiscal years 2008 and 2007. The quarterly cash dividend was increased to eight cents per outstanding share in May 2008. We expect to pay dividends in the future in line with our actual and anticipated future operating results.

RECENT ACCOUNTING STANDARDS

New Accounting Standards In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “the Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which allows measurement of specified financial instruments, warranty, and insurance contracts at fair value on a contract by contract basis, with changes in fair value recognized in earnings in each period. SFAS 159 was effective at the beginning of the fiscal year that began after November 15, 2007. The Company adopted SFAS 159 in fiscal year 2009. The adoption of this standard did not have a significant impact on the Company’s consolidated financial position or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS 141R”), which requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in business combinations to be recorded at “full fair value.” SFAS 141R also requires that the direct costs of acquisitions be expensed as incurred, and that the estimated fair value of contingent consideration be recorded at the date of purchase, with changes in the estimated fair value recorded in the income statement. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008, and will be effective for the Company in fiscal year 2010. The Company has not yet determined the effect, if any, that the adoption of this standard will have on its consolidated financial position or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” The statement establishes accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest should be classified as a separate component of equity. Among other items, it also changes how income attributable to the parent and the non-controlling interest are presented on the consolidated income statement. The statement is effective for fiscal years beginning on or after December 15, 2008, and will be effective for the Company in fiscal year 2010. The Company has not yet determined the effect, if any, that the adoption of this standard will have on its consolidated financial position or results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 amends and expands disclosures about derivative instruments and hedging activities. SFAS 161 requires qualitative disclosures about the objectives and strategies of derivative instruments, quantitative disclosures about the fair value amounts of and gains and losses on derivative instruments, and disclosures of credit-risk-related contingent features in hedging activities. SFAS 161 is effective for fiscal years beginning after November 15, 2008 and will be effective for the Company in fiscal year 2010. Early adoption is prohibited; however, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The Company has not yet determined the effect, if any, that the adoption of this standard will have on its consolidated financial position or results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 163, “Accounting for Financial Guarantee Insurance Contracts” (SFAS 163). SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for fiscal years beginning after December 15, 2008. The Company will adopt SFAS 163 in fiscal year 2010 and believes it will not have a significant impact on its consolidated financial position or results of operations.

OUTLOOK

Our current expectations are that fiscal year 2010 will again be profitable for the Company. However, the financial markets in the United States, Europe, and Asia have been experiencing extreme disruptions in recent months, and among other things, the Company expects higher pension costs as a result of investment losses in our pension portfolio in fiscal year 2009. We are unable to predict the likely duration and severity of the current disruptions and adverse economic conditions in the United States and other countries and the impact these events may have on our operations and the laboratory furniture industry in general. The future demand for our products also continues to be limited given the Company’s role as subcontractor or supplier to dealers for subcontractors. In addition to the above factors affecting the Company and our markets, demand for our products is also dependent upon the number of laboratory construction projects planned and/or current progress in projects already under construction. Our earnings are also impacted by increased costs of raw materials, including stainless steel, wood, and epoxy resin, and whether we are able to increase product prices to customers in amounts that correspond to such increases without materially and adversely affecting sales. Additionally, since prices are normally quoted on a firm basis in the industry, we bear the burden of possible increases in labor and material costs between the quotation of an order and delivery of a product.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in the area of interest rates. This exposure is associated with advances outstanding under our bank line of credit and certain lease obligations for production machinery, all of which are priced on a floating rate basis. Advances outstanding under the bank line of credit were $5.7 million at April 30, 2009. We believe that our exposure to market risk is not material.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, Management concluded the Company maintained effective internal control over financial reporting as of April 30, 2009.

/s/ William A. Shumaker
President
Chief Executive Officer

/s/ D. Michael Parker
Senior Vice President, Finance
Chief Financial Officer

July 17, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS

OF KEWAUNEE SCIENTIFIC CORPORATION

We have audited the accompanying consolidated balance sheets of Kewaunee Scientific Corporation and subsidiaries (the “Company”) as of April 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended April 30, 2009. Our audits also included the financial statement schedule listed in the index at Item 15(a). These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of April 30, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 2009, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in the notes to the consolidated financial statements, the Company: (1) effective April 30, 2007, began to recognize the funded status of its benefit plan in its consolidated balance sheet to conform to Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R),” and (2) effective April 30, 2007, the Company adopted the dual method of evaluating errors, as required by Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of April 30, 2009 included in the accompanying “Report of Management on Internal Control over Financial Reporting,” and, accordingly, we do not express an opinion thereon.

/s/ CHERRY, BEKAERT & HOLLAND, L.L.P.

Charlotte, North Carolina

July 10, 2009

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended April 30	Kewaunee Scientific Corporation

$ and shares in thousands, except per share amounts	2009	2008	2007
Net sales	$103,978	$89,510	$81,441
Costs of products sold	82,605	70,338	66,355

Gross profit	21,373	19,172	15,086
Operating expenses	14,289	13,559	11,728

Operating earnings	7,084	5,613	3,358
Other income (expense)	(28)	47	53
Interest expense	(280)	(294)	(670)

Earnings before income taxes	6,776	5,366	2,741
Income tax expense	2,264	1,733	902

Earnings before minority interests	4,512	3,633	1,839
Minority interests in subsidiaries	(265)	(499)	(299)

Net earnings	$4,247	$3,134	$1,540

Net earnings per share
Basic	$1.66	$1.24	$0.62
Diluted	$1.66	$1.23	$0.62

Weighted average number of Common shares outstanding
Basic	2,555	2,530	2,493
Diluted	2,561	2,557	2,495

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Kewaunee Scientific Corporation

$ in thousands, except per share amounts	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Balance at April 30, 2006	$6,550	$144	$19,526	$113	$(787)	$25,546
Net earnings	—	—	1,540	—	—	1,540
Cash dividends declared, $.28 per share	—	—	(698)	—	—	(698)
Stock options exercised, 2,500 shares	—	11	—	—	16	27
Foreign currency translation adjustments	—	—	—	166	—	166
Cummulative effect of adoption of SAB No. 108	—	—	(421)	—	—	(421)
Adoption of SFAS No. 158, net of tax	—	—	—	(2,112)	—	(2,112)

Balance at April 30, 2007	6,550	155	19,947	(1,833)	(771)	24,048

Net earnings	—	—	3,134	—	—	3,134
Cash dividends declared, $.28 per share	—	—	(708)	—	—	(708)
Stock options exercised, 56,400 shares	—	309	—	—	347	656
Stock options granted, 36,100 shares	—	25	—	—	—	25
Foreign currency translation adjustments	—	—	—	64	—	64
Unrecognized actuarial loss, SFAS No. 158, net of tax	—	—	—	(272)	—	(272)

Balance at April 30, 2008	6,550	489	22,373	(2,041)	(424)	26,947

Net earnings	—	—	4,247	—	—	4,247
Cash dividends declared, $.32 per share	—	—	(818)	—	—	(818)
Stock options exercised, 21,000 shares	—	55	—	—	130	185
Stock options granted, 38,500 shares	—	70	—	—	—	70
Purchase of treasury stock, 15,968 shares	—	—	—	—	(198)	(198)
Foreign currency translation adjustments	—	—	—	(633)	—	(633)
Unrecognized actuarial loss, SFAS No. 158, net of tax	—	—	—	(2,847)	—	(2,847)

Balance at April 30, 2009	$6,550	$614	$25,802	$(5,521)	$(492)	$26,953

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

April 30	Kewaunee Scientific Corporation

$ and shares in thousands, except per share amounts	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$3,559	$3,784
Restricted cash	456	480
Receivables, less allowance: $259 (2009); $274 (2008)	24,526	20,087
Inventories	7,839	6,984
Deferred income taxes	309	407
Prepaid expenses and other current assets	856	1,440

Total Current Assets	37,545	33,182

Property, Plant and Equipment, Net	11,369	11,825

Other Assets
Prepaid pension cost	—	1,936
Deferred income taxes	351	—
Other	3,264	3,663

Total Other Assets	3,615	5,599

Total Assets	$52,529	$50,606

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$5,720	$4,551
Current obligations under capital leases	220	323
Accounts payable	8,812	8,929
Employee compensation and amounts withheld	1,709	2,026
Deferred revenue	1,298	667
Other accrued expenses	904	766

Total Current Liabilities	18,663	17,262

Obligations under capital leases	201	153
Deferred income taxes	—	921
Accrued employee benefit plan costs	5,406	3,555
Minority interest in subsidiaries	1,306	1,768

Total Liabilities	25,576	23,659

Commitments and Contingencies (Note 7)
Stockholders’ Equity
Common stock, $2.50 par value, Authorized- 5,000 shares; Issued- 2,620 shares; Outstanding- 2,556 shares (2009); 2,551 shares (2008)	6,550	6,550
Additional paid-in-capital	614	489
Retained earnings	25,802	22,373
Accumulated other comprehensive loss	(5,521)	(2,041)
Common stock in treasury, at cost: 64 shares (2009); 69 shares (2008)	(492)	(424)

Total Stockholders’ Equity	26,953	26,947

Total Liabilities and Stockholders’ Equity	$52,529	$50,606

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended April 30	Kewaunee Scientific Corporation

$ in thousands	2009	2008	2007
Cash Flows from Operating Activities
Net earnings	$4,247	$3,134	$1,540
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	2,263	1,981	1,952
Bad debt provision	139	192	136
Provision for deferred income tax expense	547	940	541
Decrease (increase) in prepaid income taxes	803	(812)	—
(Increase) decrease in receivables	(4,578)	(1,218)	4,002
Increase in inventories	(855)	(1,115)	(9)
Increase in prepaid pension cost	(297)	(297)	(382)
(Decrease) increase in accounts payable and other accrued expenses	(296)	1,059	(700)
Increase (decrease) in deferred revenue	631	(1,005)	1,137
Other, net	(504)	532	418

Net cash provided by operating activities	2,100	3,391	8,635

Cash Flows from Investing Activities
Capital expenditures	(1,500)	(2,546)	(1,724)
Decrease (increase) in restricted cash	24	(108)	27

Net cash used in investing activities	(1,476)	(2,654)	(1,697)

Cash Flows from Financing Activities
Dividends paid	(818)	(708)	(698)
Dividends paid to minority interest in subsidiaries	(504)	—	—
Net increase (decrease) in short-term borrowings	1,169	1,062	(4,727)
Payments of capital leases	(362)	(360)	(308)
Purchase of treasury stock	(198)	—	—
Proceeds from exercise of stock options (including tax benefit)	255	681	27

Net cash (used in) provided by financing activities	(458)	675	(5,706)

Effect of exchange rate changes on cash, net	(391)	141	70

(Decrease) increase in Cash and Cash Equivalents	(225)	1,553	1,302
Cash and Cash Equivalents at Beginning of Year	3,784	2,231	929

Cash and Cash Equivalents at End of Year	$3,559	$3,784	$2,231

Supplemental Disclosure of Cash Flow Information
Interest paid	$291	$307	$678
Income taxes paid	$994	$1,109	$19
Purchase of fixed assets under capital leases	$307	$—	$300

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

Principles of Consolidation The Company’s consolidated financial statements include the accounts of Kewaunee Scientific Corporation and its four international subsidiaries. A brief description of each subsidiary, along with the amount of the Company’s controlling financial interests, is as follows: (1) Kewaunee Labway Asia Pte. Ltd., a dealer for the Company’s products in Singapore, is 51% owned by the Company; (2) Kewaunee Labway India Pvt. Ltd., a dealer for the Company’s products in Bangalore, India, is 91% owned by Kewaunee Labway Asia, Pte. Ltd.; (3) Kewaunee Scientific Corporation India Pvt. Ltd. in Bangalore, India, a manufacturing and assembly operation, is 100% owned by the Company, and (4) Kewaunee Scientific Corporation Singapore Pte. Ltd., a holding company in Singapore, is 100% owned by the Company. All intercompany balances, transactions, and profits have been eliminated. Included in the consolidated financial statements are net assets of $4,423,000 and $4,172,000 at April 30, 2009 and 2008, respectively, of the Company’s subsidiaries. Net sales by the Company’s subsidiaries in the amount of $13,728,000, $15,742,000, and $14,856,000 were included in the consolidated statements of operations for fiscal years 2009, 2008, and 2007, respectively.

Cash and Cash Equivalents Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less. During the years ended April 30, 2009 and 2008, the Company had cash deposits in excess of FDIC insured limits. The Company has not experienced any losses from such deposits.

Restricted Cash Restricted cash includes bank deposits of a subsidiary used for performance guarantees against customer orders.

Allowance for Doubtful Accounts The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where management is aware of a customer’s inability to meet its financial obligations to the Company, or a project dispute makes it unlikely that all of the receivable owed by a customer will be collected, a specific reserve for bad debts is estimated and recorded to reduce the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, a general reserve for bad debts is estimated and recorded based on the customer’s recent past loss history and an overall assessment of past due trade accounts receivable amounts outstanding. Accounts are written off when it is clearly established that the receivable is a bad debt. Recoveries of receivables previously written off are recorded when received.

Inventories Inventories are valued at the lower of cost or market. The cost of the majority of inventories is measured on the last in, first out (“LIFO”) method. The LIFO method allocates the most recent costs to cost of products sold; and, therefore, recognizes into operating results fluctuations in costs of raw materials more quickly than other methods. Inventories at our international subsidiaries are measured at actual cost.

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

$ in thousands	2009	2008	Useful Life
Land	$41	$41	N/A
Building and improvements	10,140	10,044	10-40 years
Machinery and equipment	29,117	29,101	5-10 years

Total	39,298	39,186
Less accumulated depreciation	(27,929)	(27,361)

Net property, plant and equipment	$11,369	$11,825

Management reviews the carrying value of property, plant and equipment for impairment whenever changes in circumstances or events indicate that such carrying value may not be recoverable. If projected undiscounted cash flows are not sufficient to recover the carrying value of the potentially impaired asset, the carrying value is reduced to estimated fair value. At April 30, 2009 and 2008, equipment financed under capital leases with a cost of $1,627,000 and $1,320,000, respectively, was included in machinery and equipment.

Other Assets Other assets at April 30, 2009 and 2008 included $2,917,000 and $3,509,000, respectively, of assets held in a trust account for non-qualified benefit plans and $159,000 and $154,000, respectively, of cash surrender values of life insurance policies. Life insurance policies are recorded at the amount that could be realized under the insurance contract as of the date of the Company’s consolidated balance sheet. The change in cash surrender or contract value is recorded as income or expense during each period. Other assets at April 30, 2009 also included $188,000 for the noncurrent portion of notes receivable.

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

Fair Value of Financial Instruments A financial instrument is defined as cash equivalents, evidence of an ownership interest in an entity, or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from another party. The Company’s financial instruments consist primarily of cash and equivalents, notes receivable, mutual funds, cash surrender value of life insurance policies, capital lease obligations, and short-term borrowings. The carrying value of these assets and liabilities approximate their fair value.

Effective May 1, 2008, the Company adopted SFAS No. 157, which provides a framework for measuring fair value under accounting principles generally accepted in the United States (“GAAP”). The adoption of this statement had an immaterial impact on our consolidated financial statements. The Company also adopted the deferral provisions of FSP No. 157-2, which delays the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and liabilities until fiscal years beginning after November 15, 2008.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also expands disclosures about instruments measured at fair value and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value as follows:

Level 1	Quoted prices in active markets for identical assets or liabilities as of the reporting date.

Level 2	Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities as of the reporting date.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring and nonrecurring basis as of April 30, 2009:

Financial Assets (in thousands)	Level 1	Level 2	Level 3	Total
Trading securities held in deferred compensation plan (1)	$2,917	$—	$—	$2,917
Cash surrender value of life insurance policies (1)	—	159	—	159
Note receivable	—	—	415	415

Total	$2,917	$159	$415	$3,491
Financial Liabilities (in thousands)
Deferred compensation plans (2)	$—	$3,071	$—	$3,071

Total	$—	$3,071	$—	$3,071

(1)	The Company maintains an executive compensation plan which include investment assets in a rabbi trust. These assets consist of marketable securities, which are valued using quoted market prices multiplied by the number of shares owned, and the cash surrender value of life insurance policies.

(2)	The deferred compensation plan liability is equal to the individual participants’ account balances under the plan.

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

Deferred revenue consists of customer deposits and advance billings of the Company’s products where sales have not yet been recognized. Accounts receivable includes retainage in the amounts of $2,270,000 and $1,109,000 at April 30, 2009 and 2008, respectively. Shipping and handling costs are included in cost of sales. Because of the nature and quality of the Company’s products, any warranty issues are determined in a relatively short period after the sale and are infrequent in nature, and as such, warranty costs are immaterial to the Company’s consolidated financial position and results of operations and are expensed as incurred.

Product sales resulting from fixed-price construction contracts involve a signed contract for a fixed price to provide the Company’s laboratory furniture and fume hoods for a construction project. The Company is usually in the role of a subcontractor, but in some cases may enter into a contract directly with the end-user of the products. Contract arrangements normally do not contain a general right of return relative to the delivered items. Product sales resulting from fixed-price construction contracts are generated from multiple-element arrangements that require separate units of accounting and estimates regarding the fair value of individual elements. The Company has determined that its multiple-element arrangements that qualify as separate units of accounting are (1) product sales and (2) installation services. There is objective and reliable evidence of fair value for both the product sales and installation services, and allocation of arrangement consideration for each of these units is based on their relative fair values. Each of these elements represent individual units of accounting, as the delivered item has value to a customer on a stand-alone basis. The Company’s products are regularly sold on a stand-alone basis to customers which provides vendor-specific objective evidence of fair value. The fair value of installation services is separately calculated using expected costs of installation services. Many times the value of installation services is calculated using price quotations from subcontractors to the Company who performs installation services on a stand-alone basis.

Product sales resulting from purchase orders involve a purchase order received by the Company from its dealers or its stocking distributor. This category includes product sales for standard products, as well as products which require some customization. Any customization requirements are approved by the customer prior to manufacture of the customized product. Sales from purchase orders are recognized under the terms of the purchase order which generally are freight on board (“FOB”) shipping point and do not include rights of return. Accordingly, these sales are recognized at the time of shipment.

Credit Concentration Credit risk is generally not concentrated with any one customer or industry, although the Company does enter into large contracts with individual customers from time to time. The Company performs credit evaluations of its customers. Revenues from the Company’s national stocking distributor, VWR International, LLC, represented approximately 13% of the Company’s total sales in fiscal years 2009, 2008, and 2007.

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

Research and Development Costs Research and development costs are charged to expense in the periods incurred. Expenditures for research and development costs were $1,108,000, $1,192,000, and $945,000 for the fiscal years ended April 30, 2009, 2008, and 2007, respectively.

Advertising Costs Advertising costs are expensed as incurred, and include trade shows, training materials, sales samples, and other related expenses. Advertising costs for the years ended April 30, 2009, 2008, and 2007 were $249,000, $300,000, and $208,000, respectively.

Derivative Financial Instruments The Company records derivatives on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The nature of the Company’s business activities involves the management of various financial and market risks, including those related to changes in interest rates. The Company does not enter into derivative instruments for speculative purposes. There were no derivative financial instruments as of April 30, 2009 and 2008.

Foreign Currency Translation The financial statements of subsidiaries located outside the United States are measured using the local currency as the functional currency. Assets and liabilities of the Company’s foreign subsidiaries are translated into United States dollars at year-end exchange rates. Sales, expenses, and cash flows are translated at weighted average exchange rates for each period. Net translation gains or losses are included in other comprehensive income, a separate component of stockholders’ equity. The Company does not provide for U.S. income taxes on foreign currency translation adjustments, since it does not provide for taxes on undistributed earnings of foreign subsidiaries. Gains and losses from foreign currency transactions of these subsidiaries are included in net earnings.

Earnings Per Share Basic earnings per share is based on the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the assumed exercise and conversion of outstanding options under the Company’s stock option plans, except when options have an antidilutive effect. Options to purchase 153,050 shares of common stock at prices of $9.10 to $14.90 outstanding at April 30, 2009 had an antidilutive effect, and options to purchase 27,500 shares of common stock at a price of $12.00 outstanding at April 30, 2007 had an antidilutive effect. These options were not included in the computation of diluted EPS because the option exercise prices were greater than the average market price of the common shares at that date, and, accordingly, such options would have an antidilutive effect. There were no options outstanding at April 30, 2008 that had an antidilutive effect. The following is a reconciliation of basic to diluted weighted average common shares outstanding (in thousands):

	2009	2008	2007
Weighted average common shares outstanding
Basic	2,555	2,530	2,493
Dilutive effect of stock options	6	27	2

Weighted average common shares outstanding—diluted	2,561	2,557	2,495

Accounting for Stock Options Effective May 1, 2006, the Company adopted the fair-value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified prospective transition method and, therefore, has not restated results for prior periods. Under this transition method, the Company recorded stock-based compensation expense for the fiscal year ended April 30, 2007 of $1,000 for all stock-based compensation awards granted prior to, but not yet vested as of, April 30, 2007, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. The Company did not grant any stock options during fiscal years 2003 through 2007. The Company granted stock options on 38,500 and 36,100 shares during fiscal years 2009 and 2008, respectively (See Note 5).

Reclassifications Certain 2007 amounts have been reclassified to conform with the 2009 presentation in the consolidated statements of cash flows.

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

New Accounting Standards In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which allows measurement of specified financial instruments, warranty, and insurance contracts at fair value on a contract by contract basis, with changes in fair value recognized in earnings in each period. SFAS 159 was effective at the beginning of the fiscal year that began after November 15, 2007. The Company adopted SFAS 159 in fiscal year 2009. The adoption of this standard did not have a significant impact on the Company’s consolidated financial position or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS 141R”), which requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in business combinations to be recorded at “full fair value.” SFAS 141R also requires that the direct costs of acquisitions be expensed as incurred, and that the estimated fair value of contingent consideration be recorded at the date of purchase, with changes in the estimated fair value recorded in the income statement. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008, and will be effective for the Company in fiscal year 2010. The Company has not yet determined the effect, if any, that the adoption of this standard will have on its consolidated financial position or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” The statement establishes accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest should be classified as a separate component of equity. Among other items, it also changes how income attributable to the parent and the non-controlling interest are presented on the consolidated income statement. The statement is effective for fiscal years beginning on or after December 15, 2008, and will be effective for the Company in fiscal year 2010. The Company has not yet determined the effect, if any, that the adoption of this standard will have on its consolidated financial position or results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 amends and expands disclosures about derivative instruments and hedging activities. SFAS 161 requires qualitative disclosures about the objectives and strategies of derivative instruments, quantitative disclosures about the fair value amounts of and gains and losses on derivative instruments, and disclosures of credit-risk-related contingent features in hedging activities. SFAS 161 is effective for fiscal years beginning after November 15, 2008 and will be effective for the Company in fiscal year 2010. Early adoption is prohibited; however, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The Company has not yet determined the effect, if any, that the adoption of this standard will have on its consolidated financial position or results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 163, “Accounting for Financial Guarantee Insurance Contracts” (SFAS 163). SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for fiscal years beginning after December 15, 2008. The Company will adopt SFAS 163 in fiscal year 2010 and believes it will not have a significant impact on its consolidated financial position or results of operations.

Note 2—Inventories

Inventories consisted of the following at April 30:

$ in thousands	2009	2008
Finished goods	$1,756	$1,920
Work-in-process	1,461	1,099
Materials and components	4,622	3,965

Total inventories	$7,839	$6,984

If inventories had been determined using the first-in, first-out (FIFO) method at April 30, 2009 and 2008, reported inventories would have been $1.9 million greater in each fiscal year. During fiscal years 2009 and 2008, the LIFO index was less than 100% due to lower prices paid for certain materials. This reduction resulted in a liquidation of LIFO inventory quantities carried at higher costs prevailing in prior years as compared with the cost of purchases in fiscal years 2009 and 2008, the effect of which decreased the cost of sales by $13,000 and $10,000, respectively.

Note 3—Long-term Debt and Other Credit Arrangements

In December 2007, the Company entered into a $12 million unsecured revolving credit facility that expires in September 2010, replacing a similar credit facility with another bank. The credit facility was amended in September 2008 to increase the facility to $14 million. At April 30, 2009, there were advances of $5,720,000 and letters of credit of $583,000 outstanding under the facility. Monthly interest payments are payable under the facility calculated at the LIBOR Market Index Rate plus a variable rate ranging from 1.45% to 2.05% based on certain financial ratio calculations. The borrowing rate at April 30, 2009 was 1.88%, including a variable rate adjustment of 1.45%. The credit facility includes financial covenants with respect to certain ratios, including (a) debt-to-net worth, (b) fixed charge coverage, and (c) asset coverage. At April 30, 2009, the Company was in compliance with all of the financial covenants.

Obligations for leases classified as capital leases were $421,000 at April 30, 2009; scheduled lease payments for the capital leases, including interest, are $251,000 for fiscal year 2010.

Note 4—Income Taxes

Income tax expense consisted of the following:

$ in thousands	2009	2008	2007
Current tax expense (benefit):
Federal	$1,072	$148	$(72)
State and local	233	39	(4)
Foreign	413	446	437

Total current tax expense	1,718	633	361

Deferred tax expense (benefit):
Federal	420	1,002	438
State and local	111	116	108
Foreign	15	(18)	(5)

Total deferred tax expense	546	1,100	541

Net income tax expense	$2,264	$1,733	$902

The reasons for the differences between the above net income tax expense and the amounts computed by applying the statutory federal income tax rates to earnings before income taxes are as follows:

$ in thousands	2009	2008	2007
Income tax expense at statutory rate	$2,304	$1,824	$834
State and local taxes, net of federal income tax benefit (expense)	189	193	57
Tax credits (state, net of federal benefit)	(265)	(77)	(45)
Effects of differing US and foreign tax rates	(36)	(140)	57
(Decrease) increase in valuation allowance	(8)	(93)	11
Other items, net	80	26	(12)

Net income tax expense	$2,264	$1,733	$902

Significant items comprising deferred tax assets and liabilities as of April 30 were as follows:

$ in thousands	2009	2008
Deferred tax assets:
Accrued employee benefit expenses	$174	$107
Allowance for doubtful accounts	97	102
Deferred compensation	1,151	1,326
Tax credits	533	710
Prepaid pension (SFAS 158 adjustment)	3,139	1,418
Other	24	102

Total deferred tax assets	5,118	3,765

Deferred tax liabilities:
Book basis in excess of tax basis of property, plant and equipment	(2,174)	(2,130)
Prepaid pension	(2,263)	(2,140)
Other	(21)	(1)

Total deferred tax liabilities	(4,458)	(4,271)

Less: valuation allowance	(—)	(8)

Net deferred tax assets (liabilities)	$660	$(514)

At April 30, 2009, the Company had state loss carryforwards in the amount of $12,000 expiring at various times, primarily beginning in 2014. The Company also had federal tax credit carryforwards in the amount of $63,000 expiring beginning in 2020 and state tax credit carryforwards in the amount of $470,000, net of federal benefit, expiring beginning in 2010. Due to the expiration schedule of the tax credits and a review of future taxable income required to utilize such credits before their expiration, no valuation allowance was recorded at April 30, 2009.

Note 5—Stock Options and Share-Based Compensation

During fiscal year 2009, the stockholders approved the 2008 Key Employee Stock Option Plan (the “2008 Plan”), which allows the Company to grant options on 300,000 shares of the Company’s common stock. No further options will be granted under the Company’s previous stock option plans, but certain unexercised options previously granted under the old plans remain outstanding. Under all plans, options are granted at not less than the fair market value at the date of grant and options are exercisable in such installments, for such terms (up to 10 years), and at such times, as the Board of Directors may determine at the time of the grant. At April 30, 2009, there were 266,500 shares available for future grants under the 2008 Plan.

During fiscal years 2009 and 2008, the Company granted stock options on 38,500 and 36,100 shares, respectively. No options were granted in fiscal year 2007. The Company recorded stock-based compensation expense in accordance with SFAS No. 123(R). In order to determine the fair value of stock options on the date of grant, the Company applied the Black-Scholes option pricing model. Inherent in the model are assumptions related to expected stock-price volatility, option life, risk-free interest rate, and dividend yield. For stock options granted during the fiscal years 2009 and 2008, the Company believes that its historical share option experience does not provide a reasonable basis upon which to estimate expected term. The stock options granted have the “plain-vanilla” characteristics as defined in SEC Staff Accounting Bulletin No. 107 (SAB 107). The Company utilized the Safe Harbor option “Simplified Method” to determine the expected term of these options in accordance with the guidance of SAB 107 for options granted. The Company intends to continue to utilize the “Simplified Method” for future grants in accordance with the guidance of SAB 110 until such time that the Company believes that its historical share option experience will provide a reasonable basis to estimate expected term. The fair value of the options granted as shown below was estimated using the Black-Scholes model with the following assumptions:

	2009		2008
Weighted average expected stock – price volatility	39.04%		29.66%
Expected option life	6.25	years	6.25	years
Average risk-free interest rate	2.81%		4.48%
Average dividend yield	1.82%		2.73%
Estimated fair value of each option	$5.16		$4.12

The stock-based compensation expense is recorded over the vesting period (4 years) for the options granted, net of tax. The Company recorded $46,000 and $16,000 compensation expense net of $24,000 and $9,000 deferred income tax benefit in fiscal years 2009 and 2008, respectively. The remaining compensation expense of $167,000, net of $86,000 deferred income tax benefit, will be recorded over the remaining vesting periods.

The Company utilized treasury stock to satisfy stock options exercised during fiscal years 2009, 2008, and 2007. Stock option activity and weighted average exercise price is summarized as follows:

	2009		2008		2007
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	136,550	$11.50	157,350	$10.03	166,600	$9.99
Granted	38,500	14.69	36,100	14.90	—	—
Canceled	(1,000)	12.00	(500)	8.13	(6,750)	9.78
Exercised	(21,000)	11.86	(56,400)	9.61	(2,500)	8.13

Outstanding at end of year	153,050	12.25	136,550	11.50	157,350	10.03

Exercisable at end of year	87,475	10.35	100,450	10.28	157,350	10.03

The number of options outstanding and the number of options exercisable and their weighted average exercise price were within the following price ranges at April 30, 2009 are as follows:

Exercise price range	$9.10-$10.375	$14.69-$14.90

Options outstanding	78,450	74,600
Weighted average exercise price	$9.83	$14.79
Weighted average remaining contractual life (years)	1.78	8.85
Options exercisable	78,450	9,025
Weighted average exercise price	$9.83	$14.90

Note 6—Accumulated Other Comprehensive Income (Loss)

The Company’s other comprehensive income (loss) consists of unrealized gains and losses on the translation of the assets, liabilities, and equity of its foreign subsidiaries, and additional minimum pension liability adjustments, net of income taxes. The before tax income (loss), related income tax effect, and accumulated balances are as follows:

$ in thousands	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at April 30, 2006	$113	$—	$113
Other comprehensive income	166	—	166
Adoption of SFAS 158	—	(3,369)	(3,369)
Income tax effect of SFAS 158	—	1,257	1,257

Balance at April 30, 2007	279	(2,112)	(1,833)
Other comprehensive income	64	—	64
Unrecognized actuarial loss, SFAS 158	—	(433)	(433)
Income tax effect of SFAS 158	—	161	161

Balance at April 30, 2008	343	(2,384)	(2,041)
Other comprehensive (loss)	(633)	—	(633)
Unrecognized actuarial loss, SFAS 158	—	(4,568)	(4,568)
Income tax effect of SFAS 158	—	1,721	1,721

Balance at April 30, 2009	$(290)	$(5,231)	$(5,521)

The Company’s total comprehensive income for fiscal years 2009, 2008, and 2007 is summarized as follows:

$ in thousands	2009	2008	2007
Net earnings	$4,247	$3,134	$1,540
Other comprehensive income (loss)	(633)	64	166

Total comprehensive income	$3,614	$3,198	$1,706

Note 7—Commitments and Contingencies

The Company entered into a 10-year operating lease for a new distribution center in fiscal year 2003. During fiscal years 2009, 2007 and 2006, the Company entered into several leases related to a new Enterprise Resource Planning System (ERP) that were classified as capital leases. The Company also leases some of its machinery and equipment under non-cancelable operating leases. Most of these leases provide the Company with renewal and purchase options, and most leases of machinery and equipment have certain early cancellation rights. Rent expense for these operating leases was $1,928,000, $1,923,000, and $1,892,000 in fiscal years 2009, 2008, and 2007, respectively. Future minimum payments under the above non-cancelable lease arrangements for the years ended April 30 are as follows:

$ in thousands	Operating	Capital
2010	$1,823	$251
2011	1,522	94
2012	1,401	89
2013	755	37
2014	386	—
Thereafter	470	—

Total minimum lease payments	6,357	471
Less: amount representing interest	—	(50)

Capital lease obligation	$—	$421

The Company is involved in certain claims and legal proceedings in the normal course of business which management believes will not have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Note 8—Retirement Benefits

Defined Benefit Plans

In September 2006, the FASB issued SFAS No. 158, which required the Company to fully recognize and disclose an asset or liability for the overfunded or underfunded status of its benefit plans in the consolidated financial statements as of April 30, 2007. The Company adopted SFAS No. 158 effective April 30, 2007 and recorded a charge, net of the deferred income tax, to other comprehensive income. Each subsequent year the Company records the net change in the overfunded or underfunded status, net of deferred income tax, to other comprehensive income.

The Company has non-contributory defined benefit pension plans covering substantially all salaried and hourly employees. These plans were amended as of April 30, 2005; no further benefits have been, or will be, earned under the plans subsequent to the amendment date, and no additional participants will be added to the plans. The defined benefit plan for salaried employees provides pension benefits that are based on each employee’s years of service and average annual compensation during the last 10 consecutive calendar years of employment as of April 30, 2005. The benefit plan for hourly employees provides benefits at stated amounts based on years of service as of April 30, 2005. The Company uses an April 30 measurement date for its defined benefit plans. The change in projected benefit obligations and the change in fair value of plan assets for the non-contributory defined benefit pension plans for each of the years ended April 30 are summarized as follows:

$ in thousands	2009	2008
Accumulated Benefit Obligation, April 30	$13,421	$13,851

Change in Projected Benefit Obligations
Projected benefit obligations, beginning of year	$13,851	$14,619
Interest cost	895	858
Actuarial loss	(698)	(1,014)
Actual benefits paid	(627)	(612)

Projected benefit obligations, end of year	13,421	13,851

Change in Plan Assets
Fair value of plan assets, beginning of year	15,787	16,529
Actual return (loss) on plan assets	(4,074)	(130)
Actual benefits paid	(627)	(612)

Fair value of plan assets, end of year	11,086	15,787

Funded status – over (under)	$(2,335)	$1,936

Amounts Recognized in the Consolidated Balance Sheets consist of:
Noncurrent assets	$—	$1,936
Noncurrent liabilities	(2,335)	—

Net amount recognized	$(2,335)	$1,936

Amounts recognized in accumulated other comprehensive income (loss) consist of:
Net actual loss	$8,370	$3,802
Deferred tax benefit	(3,139)	(1,418)

After-tax actuarial loss	$5,231	$2,384

Weighted-Average Assumptions Used to Determine Benefit Obligations at April 30
Discount rate	7.04%	6.80%
Rate of compensation increase	N/A	N/A
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended April 30
Discount rate	6.80%	6.00%
Expected long-term return on plan assets	8.75%	9.00%
Rate of compensation increase	N/A	N/A

The components of the net periodic pension cost (income) for each of the fiscal years ended April 30 are as follows:

$ in thousands	2009	2008	2007
Interest cost	$895	$858	$842
Expected return on plan assets	(1,353)	(1,459)	(1,386)
Recognition of net loss	161	143	163

Net periodic pension income	$(297)	$(458)	$(381)

The estimated net actuarial loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the fiscal year 2010 is $640,000.

The Company’s funding policy is to contribute to the plans when pension laws and economics either require or encourage funding. No contributions were made to the plans in fiscal years 2009, 2008, and 2007. No Company contributions are anticipated for fiscal year 2010.

The following benefit payments are expected to be paid from the benefit plans in the fiscal years ended April 30:

$ in thousands	Amount
2010	$750
2011	$794
2012	$854
2013	$925
2014	$978
2015-2019	$5,497

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

In fiscal years 2009 and 2008, the Company used a Yield Curve technique methodology to determine its GAAP discount rate. Under this approach, future benefit payment cash flows are projected from the pension plan on a projected benefit obligation basis. The payment stream is discounted to a present value using an interest rate applicable to the timing of each respective cash flow. The graph of these time-dependent interest rates is known as a yield curve. For the 2008 fiscal year, the interest rates comprising the Yield Curve are determined through a statistical analysis of the highest yielding quartile of Aa rated bonds. For the 2009 fiscal year, the interest rates comprising the Yield Curve are determined through a statistical analysis performed by the IRS and issued each month in the form of a pension discount curve. For this purpose, the universe of possible bonds consists of a set of bonds which are designated as corporate, have high quality ratings (AAA, AA, or A) from nationally recognized statistical rating organizations, and have at least $250 million in par amount outstanding on at least one day during the reporting period. In years prior to fiscal year 2008, the Company used the average monthly yields for the Moody’s Aa corporate bond index as the primary benchmark for establishing the discount rate used for measuring GAAP pension obligations. The single rate that would produce the same present value of projected cash flow as the interest rates on the yield curve is taken to be the FASB discount rate. The credit quality of the bonds that underlie this index is consistent with SFAS 87 and other SEC staff guidance. A 1% increase/decrease in the discount rate for fiscal years 2009 and 2008 would decrease/increase pension expense by approximately $115,000 and $128,000, respectively.

The Company employs a total return investment approach, whereby a mix of equities and fixed-income investments are used to attempt to maximize the long-term return on plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, as well as growth, value, and small and large capitalizations. The target allocations based on the Company’s investment policy was 65% in equity securities and 35% in fixed-income securities at April 30, 2009 and 2008. A 1% increase/decrease in the expected return on assets for fiscal years 2009 and 2008 would decrease/increase pension expense by approximately $155,000 and $162,000, respectively.

Plan assets by asset categories as of April 30, 2009 and 2008 were as follows:

	2009		2008
$ in thousands	Amount	%	Amount	%
Asset Category
Equity securities	$6,254	56	$10,404	66
Fixed income securities	4,630	42	5,222	33
Cash and cash equivalents	202	2	161	1

Totals	$11,086	100	$15,787	100

Defined Contribution Plan

The Company has a defined contribution plan covering substantially all salaried and hourly employees. The plan provides benefits to all employees who have attained age 21, completed three months of service, and who elect to participate. The plan provides that the Company make matching contributions equal to 100% of the employee’s qualifying contribution up to 3% of the employee’s compensation, and make matching contributions equal to 50% of the employee’s contributions between 3% and 5% of the employee’s compensation, resulting in a maximum employer contribution equal to 4% of the employee’s compensation. Additionally, the plan provides that the Company make a non-matching contribution for participants employed by the Company on December 31 of each year equal to 1% of the participant’s qualifying compensation for that calendar year. The Company’s contributions to the plan in fiscal years 2009, 2008, and 2007 were $853,000, $759,000, and $737,000, respectively.

Note 9—Segment Information

The Company’s operations are classified into two business segments: Domestic Operations and International Operations. The Domestic Operations segment principally designs, manufactures, and installs scientific and technical furniture, including steel and wood laboratory cabinetry, fume hoods, flexible systems, worksurfaces, workstations, workbenches, and computer enclosures. The International Operations segment, which consists of four foreign subsidiaries as identified in Note 1, provides both the Company’s products and services, including facility design, detailed engineering, construction, and project management from the planning stage through testing and commissioning of laboratories.

Intersegment transactions are recorded at normal profit margins. All intercompany balances and transactions have been eliminated. Certain corporate expenses shown below have not been allocated to the business segments.

The following table shows revenues, earnings, and other financial information by business segment for each of the three years ended April 30:

$ in thousands	Domestic Operations	International Operations	Corporate	Total
Fiscal Year 2009
Revenues from external customers	$90,250	$13,728	$—	$103,978
Intersegment revenues	2,362	1,031	(3,393)	—
Depreciation	2,221	42	—	2,263
Operating earnings (loss) before income taxes	8,141	1,366	(2,731)	6,776
Income tax expense (benefit)	2,743	428	(907)	2,264
Minority interest in subsidiaries	—	(265)	—	(265)
Net earnings (loss)	5,398	673	(1,824)	4,247
Segment assets	45,598	6,931	—	52,529
Expenditures for segment assets	1,438	62	—	1,500
Revenues (excluding intersegment) to customers in foreign countries	820	13,728	—	14,548
Fiscal Year 2008
Revenues from external customers	$73,768	$15,742	$—	$89,510
Intersegment revenues	2,042	527	(2,569)	—
Depreciation	1,925	56	—	1,981
Operating earnings (loss) before income taxes	6,349	1,670	(2,653)	5,366
Income tax expense (benefit)	2,256	428	(951)	1,733
Minority interest in subsidiaries	—	(499)	—	(499)
Net earnings (loss)	4,093	743	(1,702)	3,134
Segment assets	41,179	9,427	—	50,606
Expenditures for segment assets	2,519	27	—	2,546
Revenues (excluding intersegment) to customers in foreign countries	1,270	15,742	—	17,012
Fiscal Year 2007
Revenues from external customers	$66,585	$14,856	$—	$81,441
Intersegment revenues	3,251	968	(4,219)	—
Depreciation	1,898	54	—	1,952
Operating earnings (loss) before income taxes	3,889	1,393	(2,541)	2,741
Income tax expense (benefit)	1,353	433	(884)	902
Minority interest in subsidiaries	—	(299)	—	(299)
Net earnings (loss)	2,536	661	(1,657)	1,540
Segment assets	38,085	7,155	—	45,240
Expenditures for segment assets	1,661	63	—	1,724
Revenues (excluding intersegment) to customers in foreign countries	1,027	14,856	—	15,883

Note 10—Consolidated Quarterly Data (Unaudited)

Selected quarterly financial data for fiscal years 2009 and 2008 were as follows:

$ in thousands, except per share amounts	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009
Net sales	$25,395	$27,732	$26,023	$24,828
Gross profit	5,351	6,019	4,934	5,069
Net earnings	981	1,464	882	920
Net earnings per share
Basic	0.38	0.57	0.35	0.36
Diluted	0.38	0.57	0.35	0.36
Cash dividends per share	0.08	0.08	0.08	0.08
2008
Net sales	$20,784	$24,727	$21,883	$22,116
Gross profit	4,263	5,553	4,819	4,537
Net earnings	674	1,212	802	446
Net earnings per share
Basic	0.27	0.48	0.32	0.17
Diluted	0.27	0.48	0.31	0.17
Cash dividends per share	0.07	0.07	0.07	0.07

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 333-18417, No. 333-98963, and No. 333-160276) of Kewaunee Scientific Corporation of our report dated July 10, 2009 relating to the consolidated financial statements and consolidated financial statement schedule, which report appears in this Form 10-K.

/s/ CHERRY, BEKAERT & HOLLAND, L.L.P.

Charlotte, North Carolina

July 10, 2009

KEWAUNEE SCIENTIFIC CORPORATION

SCHEDULE I - VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Allowance for Doubtful Accounts:	Balance at Beginning of Year	Bad Debt Expense	Deductions*	Balance at End of Year
Year ended April 30, 2009	$274	$139	$(154)	$259
Year ended April 30, 2008	262	192	(180)	274
Year ended April 30, 2007	450	136	(324)	262

*	Uncollectible accounts written off, net of recoveries.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T).	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are intended to ensure that the information required to be disclosed in our Exchange Act filings is properly and timely recorded, processed, summarized, and reported. Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures as of April 30, 2009 pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to provide reasonable assurance that we are able to collect, process, record, and disclose, within the required time periods, the information we are required to disclose in the reports filed with the Securities and Exchange Commission. In designing disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives, and that management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Nevertheless, we believe that our disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, Management concluded the Company maintained effective internal control over financial reporting as of April 30, 2009.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

(a)	The information appearing in the sections entitled “Election of Directors” and “Meetings and Committees of the Board” included in our Proxy Statement for use in connection with our annual meeting of stockholders to be held on August 26, 2009 (the “ Proxy Statement”) is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of our most recently completed fiscal year.

(b)	The names and ages of our executive officers as of July 6, 2009 and their business experience during the past five years are set forth below:

Executive Officers

Name	Age	Positions
William A. Shumaker	61	President and Chief Executive Officer

D. Michael Parker	57	Senior Vice President, Finance,
		Chief Financial Officer,
		Treasurer and Secretary

K. Bain Black	63	Vice President, General Manager
		Technical Furniture Group

Dana L. Dahlgren	53	Vice President, Sales and Marketing
		Laboratory Products Group

Elizabeth D. Phillips	32	Vice President, Human Resources

David M. Rausch	50	Vice President, Construction Services

Kurt P. Rindoks	51	Vice President, Engineering
		and Product Development

Keith D. Smith	40	Vice President, Manufacturing

Sudhir K. (Steve) Vadehra	62	Vice President,
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

Elizabeth D. Phillips joined the Company in August 2006 as Human Resources and Training Manager. She was promoted to Director of Human Resources in June 2007 and was elected Vice President of Human Resources in June 2009. Prior to joining the Company, she was Director of Human Resources for Vanguard Furniture Co., Inc., a manufacturer of household furniture, from April 2004 until August 2006.

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

The following table sets forth certain information as of April 30, 2009 with respect to compensation plans under which our equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by Security Holders:
1991 Key Employee Stock Option Plan	42,950	$10.21	—
2000 Key Employee Stock Option Plan	76,600	$12.32	—
2008 Key Employee Stock Option Plan	33,500	$14.69	266,500
Equity Compensation Plans not approved by Security Holders:	—	—	—

Refer to Note 5 of the Company’s consolidated financial statements for additional information.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information appearing in the sections entitled “Election of Directors” and “Agreements with Certain Executives” in the Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information appearing in the section entitled “Independent Registered Public Accounting Firm – Audit Fees and Non-Audit Fees” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following documents are filed or incorporated by reference as part of this Annual Report:

		Page
(a)(1)	Consolidated Financial Statements

	Report of Independent Registered Public Accounting Firm Cherry, Bekaert & Holland, L.L.P.	18

	Consolidated Statements of Operations – Years ended April 30, 2009, 2008 and 2007	19

	Consolidated Statements of Stockholders’ Equity – Years ended April 30, 2009, 2008 and 2007	20

	Consolidated Balance Sheets – April 30, 2009 and 2008	21

	Consolidated Statements of Cash Flows – Years ended April 30, 2009, 2008 and 2007	22

	Notes to Consolidated Financial Statements	23

	Consent of Independent Registered Public Accounting Firm	37

(a)(2)	Consolidated Financial Statement Schedule

	Schedule I – Valuation and Qualifying Accounts	38

	All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)(3)	Exhibits

	Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which is attached hereto at pages 45 through 47 and which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEWAUNEE SCIENTIFIC CORPORATION

By:	/s/ William A. Shumaker
William A. Shumaker
President and Chief Executive Officer

Date: July 17, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

(i) Principal Executive Officer		)
)
/s/ William A. Shumaker		)
William A. Shumaker		)
President and Chief Executive Officer		)
)
(ii) Principal Financial and Accounting Officer		)
)
/s/ D. Michael Parker		)
D. Michael Parker		)
Senior Vice President, Finance		)
Chief Financial Officer,		)
Treasurer and Secretary		)
)
(iii) A majority of the Board of Directors:		)	July 17, 2009
)
)
/s/ Margaret B. Pyle	/s/ Silas Keehn	)
Margaret B. Pyle	Silas Keehn	)
)
)
/s/ John C. Campbell, Jr.	/s/ Eli Manchester, Jr.	)
John C. Campbell, Jr.	Eli Manchester, Jr.	)
)
)
/s/ Wiley N. Caldwell	/s/ James T. Rhind	)
Wiley N. Caldwell	James T. Rhind	)
)
)
)
)
/s/ William A. Shumaker	/s/ David S. Rhind	)
William A. Shumaker	David S. Rhind	)
)
)
/s/ Patrick L. McCrory		)
Patrick L. McCrory		)

KEWAUNEE SCIENTIFIC CORPORATION

Exhibit Index

			Page Number (or Reference)
3	Articles of incorporation and by-laws

	3.1	Restated Certificate of Incorporation (as amended)	(2)

	3.3	By-Laws (as amended as of May 27, 2009)	(11)

10	Material Contracts

	10.1*	Re-Established Retirement Plan for Salaried Employees of Kewaunee Scientific Corporation (as amended and restated effective as of May 1, 2007)	(1)

	10.1A*	First Amendment to the Re-Established Retirement Plan for Salaried Employees of Kewaunee Scientific Corporation	(1)

	10.2	Re-Established Retirement Plan for Hourly Employees of Kewaunee Scientific Corporation (as amended and restated effective as of May 1, 2007)	(1)

	10.2A	First Amendment to the Re-Established Retirement Plan for Hourly Employees of Kewaunee Scientific Corporation	(1)

	10.19*	Kewaunee Scientific Corporation 1991 Key Employee Stock Option Plan	(3)

	10.19A*	First Amendment dated August 28, 1996 to the Kewaunee Scientific Corporation 1991 Key Employee Stock Option Plan	(4)

	10.19B*	Second Amendment to the Kewaunee Scientific Corporation 1991 Key Employee Stock Option Plan	(5)

	10.19C*	Third Amendment to the Kewaunee Scientific Corporation 1991 Key Employee Stock Option Plan	(10)

	10.19D*	Fourth Amendment to the Kewaunee Scientific Corporation 1991 Key Employee Stock Option Plan	(1)

	10.30*	Kewaunee Scientific Corporation Executive Severance Pay Policy	(8)

	10.34*	401(K) Incentive Savings Plan for Salaried and Hourly Employees of Kewaunee Scientific Corporation (as amended and restated effective June 1, 2005)	(7)

	10.38*	Change of Control Employment Agreement restated as of December 4, 2008 between William A. Shumaker and the Company	(1)

	10.39*	Change of Control Employment Agreement restated as of December 4, 2008 between D. Michael Parker and the Company	(1)

	10.40*	Change of Control Employment Agreement restated as of December 4, 2008 between Dana L. Dahlgren and the Company	(1)

	10.41*	Change of Control Employment Agreement restated as of December 4, 2008 between Kurt P. Rindoks and the Company	(1)

	10.43*	Employment Letter Agreement dated as of August 2, 2004 between K. Bain Black and the Company	(7)

	10.44*	Change of Control Employment Agreement restated as of December 4, 2008 between Keith D. Smith and the Company	(1)

	10.45*	Kewaunee Scientific Corporation 2000 Key Employee Stock Option Plan	(6)

	10.45A*	First Amendment to Kewaunee Scientific Corporation 2000 Key Employee Stock Option Plan	(10)

	10.45B*	Second Amendment to Kewaunee Scientific Corporation 2000 Key Employee Stock Option Plan	(1)

	10.46*	Change of Control Employment Agreement restated as of December 4, 2008 between David M. Rausch and the Company	(1)

		Page Number (or Reference)
10.47*	Change of Control Employment Agreement restated as of December 4, 2008 between K. Bain Black and the Company	(1)

10.50*	Fiscal Year 2009 Incentive Bonus Plan	(9)

10.51*	Kewaunee Scientific Corporation 2008 Key Employee Stock Option Plan	(12)

10.52*	Fiscal Year 2010 Incentive Bonus Plan	(13)

10.53*	Change of Control Employment Agreement restated as of December 4, 2008 between Elizabeth D. Phillips and the Company	(1)

23.1	Consent dated July 10, 2009 of Cherry, Bekaert & Holland, L.L.P., Independent Registered Public Accounting Firm (incorporated by reference to page 37 of this Report on Form 10-K)	(1)

31.1	Certification of Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)	(1)

31.2	Certification of Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)	(1)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(1)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(1)

*	The referenced exhibit is a management contract or compensatory plan, or arrangement.

(All other exhibits are either inapplicable or not required.)

Footnotes

(1)	Filed with this Form 10-K with the Securities and Exchange Commission.

(2)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 1985, and incorporated herein by reference.

(3)	Filed as an exhibit to the Kewaunee Scientific Corporation Proxy Statement dated July 26, 1991, and incorporated herein by reference.

(4)	Filed as an exhibit to the Kewaunee Scientific Corporation Proxy Statement dated July 31, 1996, and incorporated herein by reference.

(5)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 1999, and incorporated herein by reference.

(6)	Filed as an exhibit to the Kewaunee Scientific Corporation Proxy Statement dated July 20, 2000 and incorporated herein by reference.

(7)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 2005, and incorporated herein by reference.

(8)	Filed as an exhibit to the Kewaunee Scientific Corporation Quarterly Report to the Securities and Exchange Commission on Form 10-Q (Commission File No. 0-5286) for the quarterly period ended October 31, 2005 and incorporated herein by reference.

(9)	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on July 14, 2008, and incorporated herein by reference.

(10)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 2008, and incorporated herein by reference.

(11)	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on May 27, 2009, and incorporated herein by reference.

(12)	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on September 3, 2008, and incorporated herein by reference.

(13)	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on June 26, 2009, and incorporated herein by reference.