Form 10-Q
period 2009-07-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2009-09-11
CIK 55529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Dates File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 5, 2009 the registrant had outstanding 2,564,592 shares of Common Stock.

KEWAUNEE SCIENTIFIC CORPORATION

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2009

Part 1. Financial Information

Item 1.	Financial Statements

Kewaunee Scientific Corporation

Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three months ended July 31
	2009	2008
Net sales	$26,249	$25,395
Costs of products sold	20,485	20,044

Gross profit	5,764	5,351
Operating expenses	3,966	3,586

Operating earnings	1,798	1,765
Other income (expense)	—	(38)
Interest expense	(41)	(89)

Earnings before income taxes	1,757	1,638
Income tax expense	589	541

Net earnings	1,168	1,097
Less: net earnings attributable to the noncontrolling interest	(97)	(116)

Net earnings attributable to Kewaunee Scientific Corporation	$1,071	$981

Net earnings per share attributable to Kewaunee Scientific Corporation stockholders
Basic	$0.42	$0.38
Diluted	$0.42	$0.38
Weighted average number of common shares outstanding (in thousands)
Basic	2,556	2,551
Diluted	2,558	2,570

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Balance Sheets

(in thousands)

	July 31, 2009	April 30, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,044	$3,559
Restricted cash	467	456
Receivables, less allowance	23,874	24,526
Inventories	9,348	7,839
Deferred income taxes	293	309
Prepaid expenses and other current assets	1,204	856

Total current assets	38,230	37,545
Property, plant and equipment, at cost	41,318	39,298
Accumulated depreciation	(28,553)	(27,929)

Net property, plant and equipment	12,765	11,369
Deferred income taxes	350	351
Other	3,619	3,264

Total other assets	3,969	3,615
Total Assets	$54,964	$52,529

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$6,229	$5,720
Current obligations under capital leases	163	220
Accounts payable	9,041	8,812
Employee compensation and amounts withheld	1,573	1,709
Deferred revenue	959	1,298
Other accrued expenses	1,462	904

Total current liabilities	19,427	18,663
Obligations under capital leases	177	201
Accrued employee benefit plan costs	5,974	5,406

Total Liabilities	25,578	24,270
Equity:
Common stock	6,550	6,550
Additional paid-in-capital	635	614
Retained earnings	26,668	25,802
Accumulated other comprehensive loss	(5,417)	(5,521)
Common stock in treasury, at cost	(492)	(492)

Total Kewaunee Scientific Corporation stockholders’ equity	27,944	26,953
Noncontrolling interest	1,442	1,306

Total equity	29,386	28,259

Total Liabilities and Equity	$54,964	$52,529

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three months ended July 31
	2009	2008
Cash flows from operating activities:
Net earnings	$1,071	$981
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation	615	568
Bad debt provision	36	33
Provision for deferred income tax expense	17	2
Decrease in prepaid income taxes	9	812
(Decrease) increase in receivables	616	(2,915)
Increase in inventories	(1,509)	(326)
Increase in accounts payable and other accrued expenses	651	357
(Decrease) increase in deferred revenue	(339)	28
Other, net	79	(266)

Net cash provided by (used in) operating activities	1,246	(726)
Cash flows from investing activities:
Capital expenditures	2,011	(785)
Increase (decrease) in restricted cash	(11)	41

Net cash used in investing activities	(2,022)	(744)
Cash flows from financing activities:
Dividends paid	(205)	(205)
Increase in short-term borrowings	509	1,156
Payments on capital leases	(81)	(95)
Proceeds from exercise of stock options (including tax benefit)	—	6

Net cash provided by financing activities	223	862
Effect of exchange rate changes on cash	38	(45)

Decrease in cash and cash equivalents	(515)	(653)
Cash and cash equivalents, beginning of period	3,559	3,784

Cash and cash equivalents, end of period	$3,044	$3,131

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

These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s 2009 Annual Report to Stockholders. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

The preparation of the consolidated financial statements requires management to make certain estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

B.	Inventories

Inventories consisted of the following (in thousands):

	July 31, 2009	April 30, 2009
Finished products	$2,316	$1,756
Work in process	1,447	1,461
Raw materials	5,585	4,622

	$9,348	$7,839

For interim reporting, LIFO inventories are computed based on year-to-date quantities and interim changes in price levels. Changes in quantities and price levels are reflected in the interim financial statements in the period in which they occur.

C.	Comprehensive Income

A reconciliation of net earnings and total comprehensive income for the three months ended July 31, 2009 and 2008 is as follows (in thousands):

	Three months ended July 31, 2009	Three months ended July 31, 2008
Net earnings	$1,071	$981
Change in cumulative foreign currency translation adjustments	104	(136)

Total comprehensive income	$1,175	$845

Assets and liabilities for the Company’s foreign subsidiaries are translated at exchange rates prevailing on the balance sheet date. Revenues and expenses are translated at weighted average exchange rates prevailing during the period and any resulting translation adjustments are reported separately in shareholders’ equity.

D.	Segment Information

The following table provides financial information by business segments for the three months ended July 31, 2009 and 2008 (in thousands):

	Domestic Operations	International Operations	Corporate	Total
Three months ended July 31, 2009
Revenues from external customers	$23,358	$2,891	$—	$26,249
Intersegment revenues	420	107	(527)	—
Operating earnings (loss) before income taxes	2,545	303	(1,091)	1,757
Three months ended July 31, 2008
Revenues from external customers	$21,013	$4,382	$—	$25,395
Intersegment revenues	786	4	(790)	—
Operating earnings (loss) before income taxes	2,040	414	(816)	1,638

E.	Defined Pension Plans

The Company has non-contributory defined benefit pension plans covering substantially all salaried and hourly employees. These plans were amended as of April 30, 2005, no further benefits have been, or will be, earned under the plans, subsequent to the amendment date, and no additional participants will be added to the plans. No contributions were paid to the plans during the three months ended July 31, 2009, and the Company does not expect any contributions to be paid to the plans during the remainder of the current fiscal year.

Pension expense (income) consisted of the following (in thousands):

	Three months ended July 31, 2009	Three months ended July 31, 2008
Service Cost	$-0-	$-0-
Interest Cost	230	228
Expected return on plan assets	(235)	(337)
Recognition of net loss	160	49

Net periodic pension cost (income)	$155	$(60)

F.	Credit Arrangements

In July 2009, the Company amended its unsecured revolving credit facility to extend the facility’s expiration date to July 31, 2012, and modify the variable rate component of the interest calculation. Monthly interest payments under the facility, as amended, are payable calculated at the 30-day LIBOR Market Interest Rate plus a variable rate ranging from 1.575% to 2.175%.

In July 2009, the Company entered into an interest rate SWAP agreement whereby the interest rate payable by the Company on $2 million of outstanding advances under the revolving credit facility will effectively convert to a fixed interest rate of 3.9% for the period beginning August 3, 2009, and ending August 1, 2012. The Company entered into this interest rate swap to mitigate future interest rate risk associated with advances under the credit facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s 2009 Annual Report to Stockholders contains management’s discussion and analysis of financial condition and results of operations at and for the year ended April 30, 2009. The following discussion and analysis describes material changes in the Company’s financial condition since April 30, 2009. The analysis of results of operations compares the three months ended July 31, 2009 with the comparable period of the prior fiscal year.

Results of Operations

Sales for the three months ended July 31, 2009 were $26,249,000, an increase of 3% from sales of $25,395,000 in the same period last year. Sales from Domestic Operations were $23,358,000, an increase of 11% from the prior year period. Sales from International Operations were $2,891,000, a decrease of 34% from the prior year period. The order backlog at July 31, 2009 was $60.7 million, as compared to a backlog of $62.7 million at April 30, 2009 and $60.4 million at July 31, 2008.

The gross profit margin for the three months ended July 31, 2009 was 22% of sales, as compared to 21.1% of sales in the comparable quarter of the prior year. The increase in gross profit margin percentage was due to increased manufacturing efficiencies, savings from alternative sources of raw materials and components, and other cost improvement initiatives.

Operating expenses for the three months ended July 31, 2009 were $3,966,000, or 15.1% of sales, as compared to $3,586,000, or 14.1% of sales, in the comparable period of the prior year. Increased pension expense of $215,000 accounted for the majority of the increase in the percentage of sales.

Operating earnings were $1,798,000 for the three months ended July 31, 2009. This compares to operating earnings of $1,765,000 for the comparable period of the prior year.

Interest expense was $41,000 for the three months ended July 31, 2009, as compared to $89,000 for the same period of the prior year. The decrease in interest expense for the current year period resulted from lower interest rates paid.

There was no other income and other expense in the three months ended July 31, 2009, as compared to other income of $38,000 for the comparable period of the prior year.

Income tax expense of $589,000 was recorded for the three months ended July 31, 2009, as compared to income tax expense of $541,000 recorded for the comparable period of the prior year. The effective tax rate was 35.0% for the three months ended July 31, 2009 and was 33.0% for the three months ended July 31, 2008. The effective tax rate for the three months ended July 31, 2009 differs from the statutory rate primarily due to the impact of varying income tax rates on income earned by the Company’s foreign subsidiaries. In addition to this factor, the effective tax rate in the prior year period was favorably impacted by earned state and federal tax credits. The increase in the effective tax rate in the current year period as compared to the prior year period resulted primarily from a lower portion of earnings in the current year period from subsidiaries located in geographic locations with lower income tax rates.

Minority interests relate to minority shareholders’ interest in the Company’s two subsidiaries that are not 100% owned by the Company. Minority interests reduced net earnings by $97,000 for the three months ended July 31, 2009, as compared to a reduction of $116,000 for the comparable period of the prior year. The decrease in minority interests in the current period was directly related to decreased earnings of the two subsidiaries.

Net earnings were $1,071,000, or $0.42 per diluted share, for the three months ended July 31, 2009. This compares to net earnings of $981,000, or $0.38 per diluted share, for the comparable period of the prior year.

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

The Company had working capital of $18.8 million at July 31, 2009, compared to $18.9 million at April 30, 2009. The ratio of current assets to current liabilities was 2-to-1 at July 31, 2009, unchanged from April 30, 2009. At July 31, 2009, advances of $6,229,000 were outstanding under the unsecured credit facility, as compared to advances of $5,720,000 outstanding as of April 30, 2009.

The Company’s operations provided cash of $1,246,000 during the three months ended July 31, 2009. Cash was primarily provided from earnings and a decrease of $616,000 in accounts receivable, which were partially offset by cash used to fund an increase in inventory on hand. The Company’s operations used cash of $726,000 during the three months ended July 31, 2008. Cash was primarily used to fund an increase in accounts receivable of $2,915,000, which was partially offset by cash provided from operating earnings.

During the three months ended July 31, 2009, net cash of $2,022,000 was used by investing activities, primarily for capital expenditures. This compares to the use of $744,000 for investing activities in the same period of the prior year, primarily for capital expenditures.

The Company’s financing activities provided cash of $223,000 during the three months ended July 31, 2009. Cash provided included $509,000 received from short-term borrowings which was partially offset by cash dividends paid of $205,000 and payments on obligations under capital leases of $81,000. Financing activities provided cash of $862,000 in the same period of the prior year, which included $1,156,000 received from short-term borrowings, partially offset by $205,000 for cash dividends and $95,000 for payments on obligations of capital leases.

Outlook for Second Quarter of Fiscal Year 2010

While the Company’s ability to predict future demand for its products continues to be limited given, among other general economic factors affecting the Company and its markets, the Company’s role as subcontractor or supplier to dealers for subcontractors, the Company expects the second quarter of fiscal year 2010 to be profitable. In addition to general economic factors affecting the Company and its markets, demand for its products is also dependent upon the number of laboratory construction projects planned and/or current progress in projects already under construction.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Certain statements in this report constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could significantly impact results or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, economic, competitive, governmental, and technological factors affecting the Company’s operations, markets, products, services, and prices, as well as prices for certain raw materials and energy. The cautionary statements made pursuant to the Reform Act herein and elsewhere by the Company should not be construed as exhaustive. The Company cannot always predict what factors would cause actual results to differ materially from those indicated by the forward-looking statements. In addition, readers are urged to consider statements that include the terms “believes”, “belief”, “expects”, “plans”, “objectives”, “anticipates”, “intends” or the like to be uncertain and forward-looking. Over time, the Company’s actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by the Company’s forward-looking statements, and such difference might be significant and harmful to stockholders’ interests. Many important factors that could cause such a difference are described under the caption “Risk Factors,” in Item 1A of the Company’s 2009 Annual Report on Form 10-K.

REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

A review of the interim consolidated financial information included in this Quarterly Report on Form 10-Q for each of the three month periods ended July 31, 2009 and July 31, 2008 has been performed by Cherry, Bekaert & Holland, L.L.P., the Company’s registered public accounting firm. Their report on the interim consolidated financial information follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have reviewed the accompanying consolidated balance sheets of Kewaunee Scientific Corporation and its subsidiaries (the “Company”) as of July 31, 2009, and the related consolidated statements of operations and of cash flows for the three-month periods ended July 31, 2009 and 2008. These interim consolidated financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of April 30, 2009, and the related statements of operations, of stockholder’s equity and of cash flows for the year then ended (not presented herein) and in our report dated July 10, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of April 30, 2009 is fairly stated in all material respects in relation to the consolidated financial statement from which it has been derived.

Cherry, Bekaert & Holland, L.L.P.

Charlotte, North Carolina

September 9, 2009

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures made on this matter in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2009.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of July 31, 2009. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of July 31, 2009, the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that all material information required to be filed in this quarterly report is made known to them by others within the Company and its subsidiaries.

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

The Company’s Annual Meeting of Stockholders was held on August 26, 2009. Each of the nominees for Class I directors was re-elected for a three-year term. The votes cast for and withheld from each such director were as follows:

Director	For	Withheld
John C. Campbell, Jr.	2,262,340	81,488
James T. Rhind	2,011,190	332,638
William A. Shumaker	2,303,266	40,562

Item 6.	Exhibits and Reports on Form 8-K

10.1	Kewaunee Scientific Corporation Fiscal Year 2010 Incentive Bonus Plan.*(1)

10.2	Amendment dated July 31, 2009 to Loan and Security Agreement dated as of December 10, 2007 between Bank of America, N.A. and the Company.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The referenced exhibit is a management contract or compensatory plan, or arrangement.

(1)	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission on File No. 0–5286) filed on June 26, 2009, and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEWAUNEE SCIENTIFIC CORPORATION (Registrant)

Date: September 11, 2009	By	/s/ D. Michael Parker
D. Michael Parker (As duly authorized officer and Senior Vice President, Finance and Chief Financial Officer)