Form 10-Q
period 2009-10-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2009-12-11
CIK 55529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

or

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

As of December 7, 2009, the registrant had outstanding 2,569,310 shares of Common Stock.

KEWAUNEE SCIENTIFIC CORPORATION

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2009

i

Part 1. Financial Information

Item 1.	Financial Statements

Kewaunee Scientific Corporation

Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three months ended October 31		Six months ended October 31
	2009	2008	2009	2008
Net Sales	$27,088	$27,732	$53,337	$53,127
Costs of products sold	20,878	21,713	41,363	41,757

Gross profit	6,210	6,019	11,974	11,370
Operating expenses	3,976	3,858	7,942	7,444

Operating earnings	2,234	2,161	4,032	3,926
Other expense	—	(1)	—	(39)
Interest expense	(39)	(93)	(80)	(182)

Earnings before income taxes	2,195	2,067	3,952	3,705
Income tax expense	751	566	1,340	1,107

Net earnings	1,444	1,501	2,612	2,598
Less: net earnings attributable to the noncontrolling interest	92	37	189	153

Net earnings attributable to Kewaunee Scientific Corporation	$1,352	$1,464	$2,423	$2,445

Net earnings per share attributable to Kewaunee Scientific Corporation stockholders
Basic	$0.53	$0.57	$0.95	$0.96
Diluted	$0.53	$0.57	$0.95	$0.95
Weighted average number of common shares outstanding (in thousands)
Basic	2,560	2,555	2,558	2,553
Diluted	2,571	2,562	2,564	2,566

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Balance Sheets

(in thousands)

	October 31, 2009	April 30, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,596	$3,559
Restricted cash	461	456
Receivables, less allowance	26,660	24,526
Inventories	8,117	7,839
Deferred income taxes	311	309
Prepaid expenses and other current assets	1,389	856

Total current assets	39,534	37,545
Property, plant and equipment, at cost	40,952	39,298
Accumulated depreciation	(28,560)	(27,929)

Net property, plant and equipment	12,392	11,369
Deferred income taxes	339	351
Other	3,759	3,264

Total other assets	4,098	3,615

Total Assets	$56,024	$52,529

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$5,370	$5,720
Current obligations under capital leases	100	220
Accounts payable	7,410	8,812
Employee compensation and amounts withheld	1,476	1,709
Deferred revenue	1,327	1,298
Other accrued expenses	2,971	904

Total current liabilities	18,654	18,663
Obligations under capital leases	177	201
Accrued employee benefit plan costs	6,371	5,406

Total Liabilities	25,202	24,270
Equity:
Common Stock	6,550	6,550
Additional paid-in-capital	711	614
Retained earnings	27,764	25,802
Accumulated other comprehensive loss	(5,308)	(5,521)
Common stock in treasury, at cost	(471)	(492)

Total Kewaunee Scientific Corporation stockholders’ equity	29,246	26,953
Noncontrolling interest	1,576	1,306

Total Equity	30,822	28,259

Total Liabilities and Equity	$56,024	$52,529

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six months ended October 31
	2009	2008
Cash flows from operating activities:
Net earnings	$2,423	$2,445
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation	1,255	1,135
Bad debt provision	71	116
Provision for deferred income tax expense	10	(2)
Decrease in prepaid income taxes	9	812
Increase in receivables	(2,205)	(5,537)
(Increase) decrease in inventories	(278)	118
Increase in prepaid pension cost	—	(148)
Increase in accounts payable and other accrued expenses	432	698
Increase in deferred revenue	29	707
Other, net	327	(847)

Net cash provided by (used in) operating activities	2,073	(503)
Cash flows from investing activities:
Capital expenditures	(2,278)	(679)
Increase (decrease) in restricted cash	(5)	72

Net cash used in investing activities	(2,283)	(607)
Cash flows from financing activities:
Dividends paid	(461)	(408)
Decrease (increase) in short-term borrowings	(350)	415
Payments on capital leases	(144)	(192)
Purchase of treasury stock	(114)	(198)
Proceeds from exercise of stock options (including tax benefit)	135	276

Net cash used in financing activities	(934)	(107)
Effect of exchange rate changes on cash	181	(285)

Decrease in cash and cash equivalents	(963)	(1,502)
Cash and cash equivalents, beginning of period	3,559	3,784

Cash and cash equivalents, end of period	$2,596	$2,282

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

The preparation of the consolidated financial statements requires management to make certain estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates. In preparing these interim consolidated financial statements, we have reviewed and considered for disclosure all significant events occurring through December 11, 2009, the date of financial statement issuance.

B. Inventories

Inventories consisted of the following (in thousands):

	October 31, 2009	April 30, 2009
Finished products	$1,772	$1,756
Work in process	1,534	1,461
Raw materials	4,811	4,622

	$8,117	$7,839

For interim reporting, LIFO inventories are computed based on year-to-date quantities and interim changes in price levels. Changes in quantities and price levels are reflected in the interim consolidated financial statements in the period in which they occur.

C. Comprehensive Income

A reconciliation of net earnings and total comprehensive income for the three and six months ended October 31, 2009 and 2008 is as follows (in thousands):

	Three months ended October 31, 2009	Three months ended October 31, 2008
Net earnings	$1,352	$1,464
Change in cumulative foreign currency translation adjustments	109	(588)

Total comprehensive income	$1,461	$876

	Six months ended October 31, 2009	Six months ended October 31, 2008
Net earnings	$2,423	$2,445
Change in cumulative foreign currency translation adjustments	213	(724)

Total comprehensive income	$2,636	$1,721

Assets and liabilities for the Company’s foreign subsidiaries are translated at exchange rates prevailing on the balance sheet date. Revenues and expenses are translated at weighted average exchange rates prevailing during the period and any resulting translation adjustments are reported separately in stockholders’ equity.

D. Segment Information

The following table provides financial information by business segments for the three and six months ended October 31, 2009 and 2008 (in thousands):

	Domestic Operations	International Operations	Corporate	Total
Three months ended October 31, 2009
Revenues from external customers	$24,713	$2,375	$—	$27,088
Intersegment revenues	271	310	(581)	—
Operating earnings (loss) before income taxes	2,900	206	(911)	2,195
Three months ended October 31, 2008
Revenues from external customers	$23,785	$3,947	$—	$27,732
Intersegment revenues	851	21	(872)	—
Operating earnings (loss) before incomes taxes	2,693	309	(935)	2,067
Six months ended October 31, 2009
Revenues from external customers	$48,071	$5,266	$—	$53,337
Intersegment revenues	691	417	(1,108)	—
Operating earnings (loss) before incomes taxes	5,445	509	(2,002)	3,952
Six months ended October 31, 2008
Revenues from external customers	$44,798	$8,329	$—	$53,127
Intersegment revenues	1,637	25	(1,662)	—
Operating earnings (loss) before incomes taxes	4,732	723	(1,750)	3,705

E. Defined Pension Plans

The Company has non-contributory defined benefit pension plans covering substantially all salaried and hourly employees. These plans were amended as of April 30, 2005, no further benefits have been, or will be, earned under the plans, subsequent to the amendment date, and no additional participants will be added to the plans. No contributions were paid to the plans during the six months ended October 31, 2009, and the Company does not expect any contributions to be paid to the plans during the remainder of the current fiscal year.

Pension expense (income) consisted of the following (in thousands):

	Three months ended October 31, 2009	Three months ended October 31, 2008
Service cost	$-0-	$-0-
Interest cost	245	220
Expected return on plan assets	(234)	(339)
Recognition of net loss	187	31

Net periodic pension expense (income)	$198	$(88)

	Six months ended October 31, 2009	Six months ended October 31, 2008
Service cost	$-0-	$-0-
Interest cost	475	448
Expected return on plan assets	(469)	(676)
Recognition of net loss	347	80

Net periodic pension expense (income)	$353	$(148)

F. Credit Arrangement

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

The Company’s 2009 Annual Report to Stockholders contains management’s discussion and analysis of financial condition and results of operations at and for the year ended April 30, 2009. The following discussion and analysis describes material changes in the Company’s financial condition since April 30, 2009. The analysis of results of operations compares the three and six months ended October 31, 2009 with the comparable period of the prior fiscal year.

Results of Operations

Sales for the three months ended October 31, 2009 were $27,088,000, a decrease of 2% from sales of $27,732,000 in the same period last year. Sales from Domestic Operations were $24,713,000, an increase of 4% from the prior year period. Sales from International Operations were $2,375,000, a decrease of 40% from the prior year period.

Sales for the six months ended October 31, 2009 were $53,337,000, a slight increase from sales of $53,127,000 in the same period last year. Sales from Domestic Operations were $48,071,000, an increase of 7% from the prior year period. Sales from International Operations were $5,266,000, a decrease of 37% from the prior year period. The decline in international operations sales for both the three and six month periods resulted from customer changes in their product delivery dates. The order backlog at October 31, 2009 was $65.2 million, as compared to a backlog of $62.7 million at April 30, 2009 and $61.6 million at October 31, 2008.

The gross profit margin for the three months ended October 31, 2009 was 22.9% of sales, as compared to 21.7% of sales in the comparable quarter of the prior year. The gross profit margin for the six months ended October 31, 2009 was 22.4% of sales, as compared to 21.4% of sales in the comparable quarter of the prior year. The increases in gross profit margin percentages were primarily due to increased manufacturing efficiencies, savings from alternative sources of raw materials and components, and other cost improvements.

Operating expenses for the three months ended October 31, 2009 were $3,976,000, or 14.7% of sales, as compared to $3,858,000, or 13.9% of sales, in the comparable period of the prior year. Operating expenses for the six months ended October 31, 2009 were $7,942,000, or 14.9% of sales, as compared to $7,444,000, or 14.0% of sales, in the comparable period of the prior year. The increase in operating expenses for the current quarter was primarily due to an increase of $286,000 in pension expense, partially offset by a decrease in compensation expense of $127,000. The increase in operating expenses for the current year six-month period was primarily due to an increase of $501,000 in pension expense, partially offset by a decrease in compensation expense of $76,000.

Operating earnings were $2,234,000 and $4,032,000 for the three and six months ended October 31, 2009. This compares to operating earnings of $2,161,000 and $3,926,000 for the comparable periods of the prior year.

Interest expense was $39,000 and $80,000 for the three and six months ended October 31, 2009, respectively, as compared to $93,000 and $182,000 for the comparable periods of the prior year. The decrease in interest expense for the current year periods resulted from lower interest rates on advances.

There was no other income and other expense in the three and six months ended October 31, 2009, respectively, as compared to income of $1,000 and $39,000 for the comparable periods of the prior year.

Income tax expense of $751,000 and $1,340,000 was recorded for the three and six months ended October 31, 2009, respectively, as compared to income tax expense of $566,000 and $1,107,000 recorded for the comparable periods of the prior year. The effective tax rates were 34.2% and 33.9% for the three and six months ended October 31, 2009, respectively, and were 27.4% and 29.9% for the three and six months ended October 31, 2008. The effective tax rates for each of the three and six month periods differs from the statutory rate primarily due to the impact of varying income tax rates on income earned by the Company’s foreign subsidiaries. In addition to this factor, the effective tax rates for all the periods were favorably impacted by earned state and federal tax credits. The increase in the effective tax rates in the current year periods as compared to the prior year periods resulted primarily from a lower portion of earnings in the current year periods from subsidiaries located in geographic locations with lower income tax rates.

Minority interests relate to minority shareholders’ interest in the Company’s two subsidiaries that are not 100% owned by the Company. Minority interests reduced net earnings by $92,000 and $189,000 for the three and six months ended October 31, 2009, as compared to reductions of $37,000 and $153,000 for the comparable periods of the prior year. The decrease in minority interests in the current period was related to lower earnings of the two subsidiaries.

Net earnings were $1,352,000, or $0.53 per diluted share, and $2,423,000, or $0.95 per diluted share, for the three and six months ended October 31, 2009. Net earnings were $1,464,000, or $0.57 per diluted share, and $2,445,000, or $0.95 per diluted share, for the three and six-months ended October 31, 2008.

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

The Company had working capital of $20.9 million at October 31, 2009, compared to $18.9 million at April 30, 2009. The ratio of current assets to current liabilities was 2.1-to-1.0 at October 31, 2009, compared to 2.0-to-1.0 at April 30, 2009. At October 31, 2009, advances of $5,370,000 were outstanding under the Company’s bank revolving credit facility, as compared to advances of $5,720,000 outstanding as of April 30, 2009.

The Company’s operations provided cash of $2,073,000 during the six months ended October 31, 2009. Cash was primarily provided from earnings, which was partially offset by increased accounts receivable of $2,205,000. The Company’s operations used cash of $503,000 during the six months ended October 31, 2008. Cash was primarily used to fund an increase of $5,537,000 in accounts receivable, which was partially offset by cash provided from operating earnings.

During the six months ended October 31, 2009, net cash of $2,283,000 was used by investing activities, primarily for capital expenditures. This compares to the use of $607,000 for investing activities in the comparable period of the prior year, primarily for capital expenditures.

The Company’s financing activities used cash of $934,000 during the six months ended October 31, 2009. Cash used included cash dividends paid of $461,000, payments on obligations of capital leases of $144,000, and purchases of treasury stock of $114,000 and $350,000 for a reduction in short-term borrowing, partially offset by $135,000 in proceeds received from the exercise of stock options. Financing activities used cash of $107,000 in the same period for the prior year, which included $408,000 for cash dividends, $192,000 for payments on obligations of capital leases, and $198,000 for the purchase of treasury stock, partially offset by increased short-term borrowings of $415,000 and $276,000 received from the exercise of stock options.

Outlook for Third Quarter of Fiscal Year 2010

While the Company’s ability to predict future demand for its products continues to be limited given, among other general economic factors affecting the Company and its markets, the Company’s role as subcontractor or supplier to dealers for subcontractors, the Company expects the third quarter of fiscal year 2010 to be profitable. In addition to general economic factors affecting the Company and its markets, demand for its products is also dependent upon the number of laboratory construction projects planned and/or current progress in projects already under construction.

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

REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

A review of the interim consolidated financial information included in this Quarterly Report on Form 10-Q for each of the three and six month periods ended October 31, 2009 and October 31, 2008 has been performed by Cherry, Bekaert & Holland, L.L.P., the Company’s registered public accounting firm. Their report on the interim consolidated financial information follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have reviewed the accompanying consolidated balance sheets of Kewaunee Scientific Corporation and its subsidiaries (the “Company”) as of October 31, 2009, and the related consolidated statements of operations for the three month and six month periods ended October 31, 2009 and 2008 and the related consolidated statements of cash flows for the six-month periods ended October 31, 2009 and 2008. These interim consolidated financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of April 30, 2009, and the related statements of operations, of stockholders’ equity and of cash flows for the year then ended (not presented herein) and in our report dated July 10, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of April 30, 2009 is fairly stated in all material respects in relation to the consolidated financial statement from which it has been derived.

/s/ Cherry, Bekaert & Holland, L.L.P.

Charlotte, North Carolina

December 11, 2009

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures made on this matter in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2009.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 31, 2009. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of October 31, 2009, the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that all material information required to be filed in this quarterly report is made known to them by others within the Company and its subsidiaries.

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

The Company’s Annual Meeting of Stockholders was held on August 26, 2009. Information regarding the results of this meeting are incorporated by reference from Item 4 of Part II of the Company’s Report on Form 10-Q for the three months ended July 31, 2009.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEWAUNEE SCIENTIFIC CORPORATION (Registrant)

Date: December 11, 2009	By	/s/ D. Michael Parker
D. Michael Parker (As duly authorized officer and Senior Vice President, Finance and Chief Financial Officer)