Form 10-Q
period 2010-01-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2010-03-12
CIK 55529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

or

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

As of March 2, 2010, the registrant had outstanding 2,572,743 shares of Common Stock.

KEWAUNEE SCIENTIFIC CORPORATION

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2010

i

Part 1. Financial Information

Item 1.	Financial Statements

Kewaunee Scientific Corporation

Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three months ended January 31		Nine months ended January 31
	2010	2009	2010	2009
Net sales	$21,814	$26,023	$75,151	$79,150
Costs of products sold	17,129	21,089	58,492	62,846

Gross profit	4,685	4,934	16,659	16,304
Operating expenses	3,663	3,440	11,605	10,884

Operating earnings	1,022	1,494	5,054	5,420
Other income (expense)	—	3	—	(36)
Interest expense	(35)	(49)	(115)	(231)

Earnings before income taxes	987	1,448	4,939	5,153
Income tax expense	333	488	1,673	1,595

Net earnings	654	960	3,266	3,558
Less: net earnings attributable to the noncontrolling interest	33	78	222	231

Net earnings attributable to Kewaunee Scientific Corporation	$621	$882	$3,044	$3,327

Net earnings per share attributable to Kewaunee Scientific Corporation stockholders
Basic	$0.24	$0.35	$1.19	$1.30
Diluted	$0.24	$0.35	$1.18	$1.30
Weighted average number of common shares outstanding (in thousands)
Basic	2,569	2,556	2,562	2,554
Diluted	2,581	2,556	2,570	2,563

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Balance Sheets

(in thousands)

	January 31, 2010	April 30, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,937	$3,559
Restricted cash	506	456
Receivables, less allowance	23,007	24,526
Inventories	7,924	7,839
Deferred income taxes	330	309
Prepaid expenses and other current assets	1,255	856

Total current assets	34,959	37,545
Property, plant and equipment, at cost	41,738	39,298
Accumulated depreciation	(29,129)	(27,929)

Net property, plant and equipment	12,609	11,369
Deferred income taxes	351	351
Other	3,684	3,264

Total other assets	4,035	3,615

Total Assets	$51,603	$52,529

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$2,909	$5,720
Current obligations under capital leases	96	220
Accounts payable	6,082	8,812
Employee compensation and amounts withheld	1,521	1,709
Deferred revenue	708	1,298
Other accrued expenses	2,316	904

Total current liabilities	13,632	18,663
Obligations under capital leases	139	201
Accrued employee benefit plan costs	6,533	5,406

Total Liabilities	20,304	24,270
Equity:
Common Stock	6,550	6,550
Additional paid-in-capital	765	614
Retained earnings	28,127	25,802
Accumulated other comprehensive loss	(5,298)	(5,521)
Common stock in treasury, at cost	(470)	(492)

Total Kewaunee Scientific Corporation stockholders’ equity	29,674	26,953
Noncontrolling interest	1,625	1,306

Total Equity	31,299	28,259

Total Liabilities and Stockholders’ Equity	$51,603	$52,529

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine months ended January 31
	2010	2009
Cash flows from operating activities:
Net earnings	$3,044	$3,327
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	1,840	1,687
Bad debt provision	107	164
Provision for deferred income tax expense	(21)	(10)
Decrease in prepaid income taxes	9	812
Decrease (increase) in receivables	1,412	(4,800)
Increase in inventories	(85)	(694)
Increase in prepaid pension cost	—	(222)
(Decrease) increase in accounts payable and other accrued expenses	(1,506)	265
(Decrease) increase in deferred revenue	(590)	364
Other, net	817	(553)

Net cash provided by operating activities	5,027	340
Cash flows from investing activities:
Capital expenditures	(3,080)	(1,156)
(Increase) decrease in restricted cash	(50)	82

Net cash used in investing activities	(3,130)	(1,074)
Cash flows from financing activities:
(Decrease) increase in short-term borrowings	(2,811)	1,264
Payments on capital leases	(186)	(280)
Dividends paid	(719)	(613)
Dividends paid to minority interest in subsidiaries	—	(498)
Purchase of treasury stock	(245)	(198)
Proceeds from exercise of stock options (including tax benefit)	267	298

Net cash used in financing activities	(3,694)	(27)
Effect of exchange rate changes on cash	175	(332)

Decrease in cash and cash equivalents	(1,622)	(1,093)
Cash and cash equivalents, beginning of period	3,559	3,784

Cash and cash equivalents, end of period	$1,937	$2,691

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

The preparation of the consolidated financial statements requires management to make certain estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates. In preparing these interim consolidated financial statements, we have reviewed and considered for disclosure all significant events occurring through March 12, 2010, the date of financial statement issuance.

B. Inventories

Inventories consisted of the following (in thousands):

	January 31, 2010	April 30, 2009
Finished products	$1,871	$1,756
Work in process	1,521	1,461
Raw materials	4,532	4,622

	$7,924	$7,839

For interim reporting, LIFO inventories are computed based on year-to-date quantities and interim changes in price levels. Changes in quantities and price levels are reflected in the interim consolidated financial statements in the period in which they occur.

C. Comprehensive Income

A reconciliation of net earnings and total comprehensive income for the three and nine months ended January 31, 2010 and 2009 is as follows (in thousands):

	Three months ended January 31, 2010	Three months ended January 31, 2009
Net earnings	$621	$882
Change in cumulative foreign currency translation adjustments	39	82
Change in fair value of cash flow hedge, net of tax	(29)	—

Total comprehensive income	$631	$964

	Nine months ended January 31, 2010	Nine months ended January 31, 2009
Net earnings	$3,044	$3,327
Change in cumulative foreign currency translation adjustments	252	(642)
Change in fair value of cash flow hedge, net of tax	(29)	—

Total comprehensive income	$3,267	$2,685

Assets and liabilities for the Company’s foreign subsidiaries are translated at exchange rates prevailing on the balance sheet date. Revenues and expenses are translated at weighted average exchange rates prevailing during the period and any resulting translation adjustments are reported separately in stockholders’ equity.

D. Segment Information

The following table provides financial information by business segments for the three and nine months ended January 31, 2010 and 2009 (in thousands):

	Domestic Operations	International Operations	Corporate	Total
Three months ended January 31, 2010
Revenues from external customers	$19,081	$2,733	$—	$21,814
Intersegment revenues	477	23	(500)	—
Operating earnings (loss) before income taxes	1,538	127	(678)	987
Three months ended January 31, 2009
Revenues from external customers	$22,498	$3,525	—	$26,023
Intersegment revenues	347	234	(581)	—
Operating earnings (loss) before income taxes	1,769	302	(623)	1,448
Nine months ended January 31, 2010
Revenues from external customers	$67,152	$7,999	$—	$75,151
Intersegment revenues	1,169	441	(1,610)	—
Operating earnings (loss) before income taxes	6,984	636	(2,681)	4,939
Nine months ended January 31, 2009
Revenues from external customers	$67,296	$11,854	$—	$79,150
Intersegment revenues	1,984	259	(2,243)	—
Operating earnings (loss) before income taxes	6,501	1,025	(2,373)	5,153

E. Defined Pension Plans

The Company has non-contributory defined benefit pension plans covering substantially all salaried and hourly employees. These plans were amended as of April 30, 2005, no further benefits have been, or will be, earned under the plans, subsequent to the amendment date, and no additional participants will be added to the plans. No contributions were paid to the plans during the nine months ended January 31, 2010, and the Company does not expect any contributions to be paid to the plans during the remainder of the current fiscal year.

Pension expense (income) consisted of the following (in thousands):

	Three months ended January 31, 2010	Three months ended January 31, 2009
Service Cost	$-0-	$-0-
Interest Cost	238	224
Expected return on plan assets	(235)	(338)
Recognition of net loss	174	40

Net periodic pension expense (income)	$177	$(74)

	Nine months ended January 31, 2010	Nine months ended January 31, 2009
Service Cost	$-0-	$-0-
Interest Cost	713	672
Expected return on plan assets	(704)	(1,014)
Recognition of net loss	521	120

Net periodic pension expense (income)	$530	$(222)

F. Credit Arrangement

In July 2009, the Company amended its unsecured revolving credit facility to extend the facility’s expiration date to July 31, 2012, and modify the variable rate component of the interest calculation. Monthly interest payments under the facility, as amended, are payable calculated at the 30-day LIBOR Market Interest Rate plus a variable rate ranging from 1.575% to 2.175%.

G. Derivative Instruments and Hedging Activities

Cash Flow Hedges – Interest Rate Swap Agreement

In July 2009, the Company entered into an interest rate SWAP agreement whereby the interest rate payable by the Company on $2 million of outstanding advances under the revolving credit facility was effectively converted to a fixed interest rate of 3.9% for the period beginning August 3, 2009, and ending August 1, 2012.

The Company entered into this interest rate swap to mitigate future interest rate risk associated with advances under the credit facility. The Company does not use derivatives for trading or speculative purposes. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company did not record any hedge ineffectiveness in earnings during the three months or nine months ended January 31, 2010 and 2009. Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s revolving credit facility.

The change in fair value of cash flow hedge, net of tax for the three and nine months ended January 31, 2010 was $29,000. The change in fair value was recorded in the Company’s consolidated balance sheet as a current liability and accumulated other comprehensive loss.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s 2009 Annual Report to Stockholders contains management’s discussion and analysis of financial condition and results of operations at and for the year ended April 30, 2009. The following discussion and analysis describes material changes in the Company’s financial condition since April 30, 2009. The analysis of results of operations compares the three and nine months ended January 31, 2010 with the comparable periods of the prior fiscal year.

Results of Operations

Sales for the three months ended January 31, 2010 were $21,814,000, a decrease of 16% from sales of $26,023,000 in the same period last year. Sales from Domestic Operations were $19,081,000, a decrease of 15% from the prior year period. Sales from Domestic Operations for the three month period were affected by a soft market for small laboratory furniture projects, and unusually bad weather which delayed the start of many construction projects. Sales from International Operations were $2,733,000, a decrease of 22% from the prior year period.

Sales for the nine months ended January 31, 2010 were $75,151,000, a decrease of 5% from sales of $79,150,000 in the same period last year. Sales from Domestic Operations were $67,152,000, relatively unchanged when compared to the prior year period. Sales from International Operations were $7,999,000, a decrease of 33% from the prior year period. The decline in International Operations sales for both the three and nine month periods resulted from lower demand resulting from the slowdown in Asia of construction activity. The order backlog at January 31, 2010 was $65.5 million, as compared to a backlog of $65.2 million at October 31, 2009 and $60.7 million at January 31, 2009.

The gross profit margin for the three months ended January 31, 2010 was 21.5% of sales, as compared to 19.0% of sales in the comparable quarter of the prior year. The gross profit margin for the nine months ended January 31, 2010 was 22.2% of sales, as compared to 20.6% of sales in the comparable quarter of the prior year. The increases in the gross profit margin percentages were primarily due to increased manufacturing efficiencies, savings from alternative sources of raw materials and components, and other cost improvements.

Operating expenses for the three months ended January 31, 2010 were $3,663,000, or 16.8% of sales, as compared to $3,440,000, or 13.2% of sales, in the comparable period of the prior year. Operating expenses for the nine months ended January 31, 2010 were $11,605,000, or 15.4% of sales, as compared to $10,884,000, or 13.8% of sales, in the comparable period of the prior year. The increase in operating expenses for the current quarter was primarily due to an increase of $295,000 for costs associated with benefit plans, $208,000 for sales and marketing costs, and an increase of $32,000 in depreciation expense, partially offset by lower expenses of $205,000 related to accrued compensation for incentive bonus plans. The increase in operating expenses for the nine months of the current year was primarily due to an increase of $234,000 in administrative salaries, an increase of $753,000 for costs associated with benefit plans, and an increase of $98,000 in depreciation expense, partially offset by lower expenses of $392,000 related to accrued compensation for incentive bonus plans.

Operating earnings were $1,022,000 and $5,054,000 for the three and nine months ended January 31, 2010. This compares to operating earnings of $1,494,000 and $5,420,000 for the comparable periods of the prior year.

Interest expense was $35,000 and $115,000 for the three and nine months ended January 31, 2010, respectively, as compared to $49,000 and $231,000 for the comparable periods of the prior year. The decrease in interest expense for the current year periods resulted from lower interest rates paid on advances under the Company’s bank credit facility.

There was no other income and other expense in the three and nine months ended January 31, 2010, as compared to other income of $3,000 and other expense of $36,000 for the three and nine months ended January 31, 2009, respectively.

Income tax expense of $333,000 and $1,673,000 was recorded for the three and nine months ended January 31, 2010, respectively, as compared to income tax expense of $488,000 and $1,595,000 recorded for the comparable periods of the prior year. The effective tax rates were 33.7% and 33.9% for the three and nine months ended January 31, 2010, respectively, and were 33.7% and 31.0% for the comparable periods of the prior year. The effective tax rates for each of the current year and prior year periods were below the statutory tax rates due to the combination of lower income tax rates in the geographic locations of the Company’s subsidiaries and the impact of state and federal income tax credits on domestic operations income. The higher effective tax rates for the current year period as compared to the prior year period was due to a higher portion of taxable earnings in the prior year period from the Company’s subsidiaries located in geographic locations with lower income tax rates.

Minority interests related to the Company’s two subsidiaries that are not 100% owned by the Company reduced net earnings by $33,000 and $222,000 for the three and nine months ended January 31, 2010, as compared to a reduction of $78,000 and $231,000 for the comparable periods of the prior year. The decrease in minority interests in the current year periods was directly related to lower earnings of the Company’s two subsidiaries in the current year.

Net earnings were $621,000, or $0.24 per diluted share, and $3,044,000, or $1.18 per diluted share, for the three and nine months ended January 31, 2010. This compares to net earnings of $882,000, or $0.35 per diluted share, and $3,327,000, or $1.30 per diluted share, for the comparable periods of the prior year.

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

The Company had working capital of $21.3 million at January 31, 2010, compared to $18.9 million at April 30, 2009. The ratio of current assets to current liabilities was 2.6-to-1.0 at January 31, 2010, compared to 2.0-to-1.0 at April 30, 2009. At January 31, 2010, advances of $2,909,000 were outstanding under the Company’s bank revolving credit facility, as compared to advances of $5,720,000 outstanding as of April 30, 2009.

The Company’s operations provided cash of $5,027,000 during the nine months ended January 31, 2010. Cash was provided primarily from operating earnings and a decrease of $1,412,000 in accounts receivable. The Company’s operations provided cash of $340,000 during the nine months ended January 31, 2009 as cash provided from operating earnings was substantially offset by cash used to fund an increase of $4,800,000 in accounts receivable.

During the nine months ended January 31, 2010, net cash of $3,130,000 was used in investing activities, primarily for capital expenditures. This compares to the use of $1,074,000 for investing activities in the comparable period of the prior year, primarily for capital expenditures.

The Company’s financing activities used cash of $3,694,000 during the nine months ended January 31, 2010. Cash used included cash dividends of $719,000 paid to stockholders, payments on obligations of capital leases of $186,000, purchases of treasury stock of $245,000, and $2,811,000 for a reduction in short-term borrowings, partially offset by $267,000 in proceeds received from the exercise of stock options. The Company’s financing activities used cash of $27,000 during the nine months ended January 31, 2009. Cash used included cash dividends of $498,000 paid to minority interest holders of the Company’s subsidiaries, cash dividends of $613,000 paid to stockholders, payments on obligations of capital leases of $280,000, and purchases of treasury stock of $198,000. Cash was provided during this period by an increase of $1,264,000 in short-term borrowings and $298,000 in proceeds received from the exercise of stock options.

Outlook for Fourth Quarter of Fiscal Year 2010

While the Company’s ability to predict future demand for its products continues to be limited given, among other general economic factors affecting the Company and its markets, the Company’s role as subcontractor or supplier to dealers for subcontractors, the Company expects the fourth quarter of fiscal year 2010 to be profitable. In addition to general economic factors affecting the Company and its markets, demand for its products is also dependent upon the number of laboratory construction projects planned and/or current progress in projects already under construction.

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

REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

A review of the interim consolidated financial information included in this Quarterly Report on Form 10-Q for each of the three and nine month periods ended January 31, 2010 and January 31, 2009 has been performed by Cherry, Bekaert & Holland, L.L.P., the Company’s registered public accounting firm. Their report on the interim consolidated financial information follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have reviewed the accompanying consolidated balance sheet of Kewaunee Scientific Corporation and its subsidiaries (the “Company”) as of January 31, 2010, and the related consolidated statements of operations for the three month and nine month periods ended January 31, 2010 and 2009 and the related consolidated statements of cash flows for the nine-month periods ended January 31, 2010 and 2009. These interim consolidated financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the interim consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of April 30, 2009 and the related consolidated statements of operations, of stockholder’s equity and of cash flows for the year then ended (not presented herein) and in our report dated July 10, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of April 30, 2009 is fairly stated in all material respects in relation to the consolidated financial statement from which it has been derived.

/s/ Cherry, Bekaert & Holland, L.L.P.

Charlotte, North Carolina

March 12, 2010

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures made on this matter in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2009.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of January 31, 2010. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of January 31, 2010, the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that all material information required to be filed in this quarterly report is made known to them by others within the Company and its subsidiaries.

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

KEWAUNEE SCIENTIFIC CORPORATION (Registrant)

Date: March 12, 2010	By	/s/ D. Michael Parker
D. Michael Parker (As duly authorized officer and Senior Vice President, Finance and Chief Financial Officer)