Form 10-K
period 2010-04-30
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2010-07-16
CIK 55529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-5286

KEWAUNEE SCIENTIFIC CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	38-0715562
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2700 West Front Street Statesville, North Carolina	28677-2927
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (704) 873-7202

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on which registered
Common Stock $2.50 par value	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of shares of voting stock held by non-affiliates of the registrant was approximately $25,912,482, based on the last reported sale price of the registrant’s Common Stock on October 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter. Only shares beneficially owned by directors of the registrant (excluding shares subject to options) and each person owning more than 10% of the outstanding Common Stock of the registrant were excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of July 6, 2010, the registrant had outstanding 2,572,743 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: Those portions of the Company’s proxy statement for use in connection with Kewaunee Scientific Corporation’s annual meeting of stockholders to be held on August 25, 2010, indicated in this report are incorporated by reference into Part III hereof.

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

Our business is not generally cyclical, although sales are sometimes lower during our third quarter because of slower construction activity in certain areas of the country during the winter months. Our business is not dependent on any one or a few customers; however, sales to our national distributor, VWR International, LLC, represented approximately 10 percent of sales in fiscal year 2010 and approximately 13 percent of our total sales in each of fiscal years 2009 and 2008.

Our order backlog at April 30, 2010 was $68.9 million, as compared to $62.7 million at April 30, 2009 and $58.7 million at April 30, 2008. All but $16.6 million of the backlog at April 30, 2010 was scheduled for shipment during fiscal year 2011; however, it may reasonably be expected that delays in shipments will occur because of customer rescheduling or delay in completion of projects which involve the installation of our products. Based on scheduled shipment dates and past experience, we estimate that more than 70 percent of our order backlog at April 30, 2010 will be shipped during fiscal year 2011.

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

RESEARCH AND DEVELOPMENT

The amount spent and expensed by us during the fiscal year ended April 30, 2010 on research and development activities related to new or re-designed products was $1,296,000. The amounts spent for similar purposes in the fiscal years ended April 30, 2009 and 2008 were $1,108,000 and $1,192,000, respectively.

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

EMPLOYEES

At April 30, 2010, we had 462 domestic and 116 international full-time employees.

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

The financial markets in the United States, Europe, and Asia continue to be volatile. The tightening of credit in financial markets, continuation or worsening of the current economic conditions, a prolonged global, national or regional economic recession or other similar events could have a material adverse effect on the demand for our products and on our sales, pricing and profitability. We are unable to predict the likely duration of these adverse economic conditions and the impact these events may have on our operations and the laboratory furniture industry in general.

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

We have substantial sales to one large customer. That distributor accounted for approximately 10% of our net sales in fiscal year 2010. Loss of all or a part of our sales to a large customer would have a material effect on our revenues and profits.

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

Item 2. Properties

We own and operate three adjacent manufacturing facilities in Statesville, North Carolina. These facilities also house our corporate offices, as well as sales and marketing, administration, engineering and drafting personnel. These facilities together comprise approximately 382,000 square feet and are located on approximately 20 acres of land. In addition, at April 30, 2010, we leased our primary distribution facility and other warehouse facilities totaling 220,000 square feet in Statesville, North Carolina. In Bangalore, India we also lease and operate a manufacturing facility comprising 55,000 square feet, a warehouse facility comprising 10,000 square feet, and a facility comprising 7,000 square feet that houses sales and administrative offices.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010
High	$12.60	$16.00	$15.88	$16.42
Low	$9.20	$12.00	$12.80	$13.01
Close	$11.90	$13.25	$14.37	$13.19

2009
High	$18.80	$15.98	$11.75	$9.50
Low	$9.76	$7.00	$6.50	$7.40
Close	$11.16	$9.05	$9.18	$9.38

As of July 6, 2010, we estimate there were approximately 1,000 stockholders of our common shares, of which 208 were stockholders of record. We paid cash dividends of $0.38, $0.32, and $0.28 for fiscal years 2010, 2009, and 2008, respectively. We expect to pay dividends in the future in line with our actual and anticipated future operating results.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

See Item 12 in this Form 10-K for a discussion of securities authorized for issuance under our equity compensation plans.

Item 6. Selected Financial Data

The following table sets forth our selected consolidated financial information for each of the years ended April 30, 2010, 2009, 2008, 2007, and 2006; this information is derived from our audited Consolidated Financial Statements, the most recent three years of which appear elsewhere herein. The data presented below should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

	Years Ended April 30
$ and shares in thousands, except per share amounts	2010	2009	2008	2007	2006
OPERATING STATEMENT DATA:
Net sales	$99,093	$103,978	$89,510	$81,441	$84,071
Costs of products sold	77,690	82,605	70,338	66,355	71,663

Gross profit	21,403	21,373	19,172	15,086	12,408
Other operating income	—	—	—	—	884
Operating expenses	15,576	14,289	13,559	11,728	12,175

Operating earnings	5,827	7,084	5,613	3,358	1,117
Other income (expense)	1	(28)	47	53	50
Interest expense	(157)	(280)	(294)	(670)	(470)

Earnings before income taxes	5,671	6,776	5,366	2,741	697
Income tax expense	1,921	2,264	1,733	902	288

Net earnings	3,750	4,512	3,633	1,839	409
Less: Net earnings attributable to noncontrolling interest	178	265	499	299	216

Net earnings attributable to Kewaunee Scientific Corporation	$3,572	$4,247	$3,134	$1,540	$193

Weighted average shares outstanding:
Basic	2,564	2,555	2,530	2,493	2,492
Diluted	2,575	2,561	2,557	2,495	2,493

PER SHARE DATA:
Net earnings attributable to Kewaunee Scientific Corporation
Basic	$1.39	$1.66	$1.24	$0.62	$0.08
Diluted	1.39	1.66	1.23	0.62	0.08
Cash dividends	0.38	0.32	0.28	0.28	0.28
Year-end book value	11.83	10.54	10.56	9.64	10.25

	As of April 30
$ in thousands	2010	2009	2008	2007	2006
BALANCE SHEET DATA:
Current assets	$38,582	$37,545	$33,182	$28,514	$31,398
Current liabilities	18,497	18,663	17,262	16,183	20,373
Net working capital	20,085	18,882	15,920	12,331	11,025
Net property, plant and equipment	13,815	11,369	11,825	11,255	11,163
Total assets	56,621	52,529	50,606	45,240	50,472
Total borrowings/long-term debt	5,073	6,141	5,027	4,325	9,059
Kewaunee Scientific Corporation Stockholders’ equity	30,433	26,953	26,947	24,048	25,546

OTHER DATA:
Capital expenditures	$4,239	$1,500	$2,546	$1,724	$1,886
Year-end stockholders of record	208	212	214	225	243
Year-end employees (domestic)	462	466	448	433	471

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

INTRODUCTION

We are a recognized leader in the design, manufacture, and installation of laboratory and technical furniture products. Laboratory furniture products include both steel and wood cabinetry, fume hoods, flexible systems, and worksurfaces. Technical furniture products include workstations, workbenches, computer enclosures, and network storage systems. Our headquarters and manufacturing facilities are located in Statesville, North Carolina. We also have subsidiaries in Singapore and Bangalore, India that serve the Asian and Middle East markets. Although only approximately 12% of our sales were through our international subsidiaries in fiscal year 2010, these sales are considered an important part of our long-term growth strategy.

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

Inventories

Inventories are valued at the lower of cost or market. The cost of the majority of inventories is measured on the last in, first out (“LIFO”) method. The LIFO method allocates the most recent costs to cost of products sold, and, therefore, recognizes into operating results fluctuations in raw materials and other inventory costs more quickly than other methods. Inventories at our international subsidiaries are measured at actual cost.

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

RESULTS OF OPERATIONS

Sales for fiscal year 2010 were $99.1 million, a decrease of 4.7% from fiscal year 2009 sales of $104.0 million. Domestic Operations sales for the year were $87.6 million, a decrease of 3.0% from the prior year. The sales decline resulted from lower sales of small and mid-sized projects, as customers deferred placing these orders due to the recession, and lower sales from International Operations. International Operations sales for the year were $11.5 million, a decrease of 16.0% from the prior year. The international laboratory furniture marketplace was hit particularly hard by the economic slowdown, but appeared to show signs of recovery late in the year as quotation activity increased.

Our order backlog was $68.9 million at April 30, 2010, as compared to $62.7 million at April 30, 2009, and $58.7 million at April 30, 2008.

Sales for fiscal year 2009 were $104.0 million, an increase of 16% from fiscal year 2008 sales of $89.5 million. Domestic Operations sales for fiscal year 2009 were $90.3 million, an increase of 22% from the prior year. International Operations sales for fiscal year 2009 were $13.7 million, a decrease of 13% from the prior year.

Gross profit represented 21.6%, 20.6%, and 21.4% of sales in fiscal years 2010, 2009, and 2008, respectively. The increase in gross profit margin in fiscal year 2010 from fiscal year 2009 was primarily due to savings from alternative sources of raw materials and components, cost improvements, and increased manufacturing efficiencies in the first half of the year associated with higher production volumes. The decrease in gross profit margin in fiscal year 2009 from fiscal year 2008 was primarily due to higher costs for certain key raw materials, higher energy and transportation costs, and increased competitive pricing in the marketplace.

Operating expenses were $15.6 million, $14.3 million, and $13.6 million in fiscal years 2010, 2009, and 2008, respectively, and 15.7%, 13.7%, and 15.1% of sales, respectively. The increase in operating expenses for fiscal year 2010 as compared to fiscal year

2009 resulted primarily from an increase of $1.0 million in pension expense, an increase of $219,000 in sales and marketing expenses, and an increase of $98,000 in deprecation expense. The pension expense increase primarily resulted from the prior fiscal year’s decline in the market value of pension investments. The impact of these items was partially offset by a decrease of $596,000 in compensation earned under performance incentive plans. The increase in operating expenses for fiscal year 2009 as compared to fiscal year 2008 included an increase of $161,000 in pension expense, an increase of $175,000 in depreciation expense for computer systems, and an increase of $116,000 in sales commissions due to the increase in sales.

Other income was $1,000 in fiscal year 2010. Other expense was $28,000 in fiscal year 2009 and other income was $47,000 in fiscal year 2008.

Interest expense was $157,000, $280,000, and $294,000 in fiscal years 2010, 2009, and 2008, respectively. The decrease in interest expense in fiscal year 2010 from fiscal year 2009 was primarily from lower levels of bank borrowings. The decrease in interest expense in fiscal year 2009 from fiscal year 2008 resulted primarily from lower interest rates.

Income tax expense of $1,921,000, or 33.9% of pretax earnings, was recorded in fiscal year 2010. Income tax expense of $2,264,000, or 33.4% of pretax earnings, was recorded in fiscal year 2009. Income tax expense of $1,733,000, or 32.3% of pretax earnings, was recorded in fiscal year 2008. The effective tax rate for each of these years is lower than the statutory rate due to the favorable impact of tax rates for the Company’s international subsidiaries and the impact of state and federal tax credits.

Net earnings attributable to the noncontrolling interest related to our two subsidiaries that are not 100% owned by the Company were $178,000, $265,000, and $499,000, for fiscal years 2010, 2009, and 2008, respectively. The changes in the net earnings attributable to the noncontrolling interest for each year were due to changes in the levels of net income of the subsidiaries.

Net earnings in fiscal year 2010 were $3,572,000, or $1.39 per diluted share. Net earnings in fiscal year 2009 were $4,247,000, or $1.66 per diluted share. Net earnings in fiscal year 2008 were $3,134,000, or $1.23 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity have historically been funds generated from operating activities, supplemented as needed by borrowings under our revolving credit facility. Additionally, certain machinery and equipment are financed by non-cancelable operating leases or capital leases. We believe that these sources of funds, along with long-term bank financing, will be sufficient to support ongoing business requirements, including capital expenditures, through fiscal year 2011.

At April 30, 2010, we had advances of $4.9 million outstanding under our unsecured $14 million revolving credit facility. The credit facility matures in July 2012. See Note 3 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report for additional information concerning our credit facility.

During fiscal year 2009, we entered into capital lease arrangements related to costs of $307,000 associated with a new enterprise resource planning (ERP) system that was implemented in the fourth quarter of fiscal year 2008. These lease arrangements, as well as most of our leases for machinery and equipment, provide us with renewal and purchase options and certain early cancellation rights.

The following table summarizes the cash payment obligations including interest, if applicable, for our lease arrangements as of April 30, 2010:

PAYMENTS DUE BY PERIOD

($ in thousands)

Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	After 5 years
Operating Leases	$7,713	$1,981	$3,041	$1,345	$1,346
Capital Leases	220	94	126	—	—

Total Contractual Cash Obligations	$7,933	$2,075	$3,167	$1,345	$1,346

We do not have any off balance sheet arrangements at April 30, 2010.

Operating activities provided cash of $4.5 million in fiscal year 2010, primarily from operating earnings and an increase in accounts payable and other accrued expenses, partially offset by increases in accounts receivable and inventory. Operating activities provided cash of $2.1 million in fiscal year 2009, primarily from operating earnings and a decrease in prepaid income taxes, partially offset by increases in accounts receivable and inventory. Operating activities provided cash of $3.4 million in fiscal year 2008, primarily from operating earnings and an increase in accounts payable, partially offset by increases in accounts receivable and inventory, and a decrease in deferred revenue. The majority of the April 30, 2010 accounts receivable balances are expected to be collected during the first quarter of fiscal year 2011, with the exception of retention amounts on fixed-price contracts which are collected when the entire construction project is completed and all retention funds are paid by the owner.

As discussed above, no further benefits have been, or will be, earned under our pension plans after April 30, 2005, and no additional participants have been, or will be, added to the plans. We did not make any contributions to the plans in fiscal years 2010, 2009, and 2008. The Company anticipates that contributions in the amount of $672,000 will be required for fiscal year 2011.

Capital expenditures were $4.2 million, $1.5 million, and $2.5 million in fiscal years 2010, 2009, and 2008, respectively. The increase in expenditures in fiscal year 2010 as compared to fiscal year 2009 was primarily attributable to the expansion of the Company’s India operations and Statesville facilities. Capital expenditures in fiscal years 2010, 2009, and 2008, were funded primarily from cash generated by operating activities. Capital assets related to the new ERP system in the amounts of $307,000 were funded under capital leases in fiscal years 2009. Fiscal year 2011 capital expenditures are anticipated to be approximately $5.5 million, with the majority of these expenditures related to the completion of the Statesville facilities expansion. The fiscal year 2011 expenditures are expected to be funded primarily by long-term bank financing.

Working capital increased to $20.1 million at April 30, 2010, from $18.9 million at April 30, 2009, and the ratio of current assets to current liabilities increased to 2.1-to-1 at April 30, 2010, from 2.0-to-1 at April 30, 2009. The increase in working capital for fiscal year 2010 was primarily due to increases in accounts receivable and inventory, and a decrease in short-term borrowings, partially offset by increases in accounts payable and other accrued expenses.

We paid cash dividends of $0.38. $0.32 and $0.28 per share in fiscal years 2010, 2009, and 2008, respectively. We expect to pay dividends in the future in line with our actual and anticipated future operating results.

RECENT ACCOUNTING STANDARDS

New Accounting Standards In December 2007, the FASB issued revised guidance for the accounting for business combinations. The revised guidance, which is now part of FASB ASC 805, requires the fair value measurement of assets acquired, liabilities assumed and any noncontrolling interest in the acquiree, at the acquisition date with limited exceptions. Previously, a cost allocation approach was used to allocate the cost of the acquisition based on the estimated fair value of the individual assets acquired and liabilities assumed. The cost allocation approach treated acquisition-related costs and restructuring costs that the acquirer expected to incur as a liability on the acquisition date as part of the cost of the acquisition. Under the revised guidance those costs are recognized in the consolidated statement of operations separately from the business combination. In April 2009, FASB amended the guidance on the initial recognition measurement and subsequent accounting for contingencies arising in business combinations. The revised guidance applies to business combinations for acquisitions occurring on or after January 1, 2009. The adoption of this standard did not have a significant impact on the Company’s consolidated financial position or results of operations.

In December 2007, the FASB issued new accounting and reporting guidance for noncontrolling interest. The new guidance, which is part of FASB ASC 810, “Consolidation,” established accounting and reporting standards for noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It requires that noncontrolling interests be displayed in the balance sheet as a separate component of stockholders’ equity and that net earnings attributable to noncontrolling interests be identified and presented in the statement of operations. In addition, changes in ownership interests where the parent retains a controlling interest are to be reported as equity transactions. The Company adopted the provisions of this guidance prospectively effective May 1, 2009 and applied retrospectively, as required, the provisions in the accompanying consolidated financial statements.

In March 2009, the FASB issued new guidance on the disclosure of derivative instruments and hedging activities. The new guidance, which is now part of FASB ASC 815, “Derivatives and Hedging,” requires enhanced disclosures for derivative instruments and hedging activities, including (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Company adopted this guidance effective May 1, 2009.

In December 2008, the FASB issued new guidance regarding disclosures about plan assets of defined benefit pension or other postretirement plans. This guidance, which is now part of FASB ASC 715, “Compensation – Retirement Benefits,” is effective for financial statements issued for fiscal years ending after December 15, 2009, and was adopted by the Company during the current fiscal year. See Note 8, “Retirement Benefits” for the new disclosures required by this guidance.

In April 2009, the FASB issued new guidance related to the disclosure of the fair value of financial instruments. The new guidance, which is now part of FASB ASC 825, “Financial Instruments” requires disclosure of the fair value of financial instruments in all interim financial statements. The adoption of this standard did not have a significant impact on the Company’s consolidated financial position or results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168 (“SFAS No. 168”), “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.” This statement modified the GAAP hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative. SFAS No. 168 also established the FASB Accounting Standards Codification™ as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP in the United States. All guidance contained in the Codification carries an equal level of authority. Effective July 1, 2009, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification is nonauthoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. All accounting references in this Annual Report on Form 10-K have been updated and, accordingly, references to prior accounting standards have been replaced with FASB ASC references as appropriate.

In August 2009, the FASB issued Update No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value” (“ASU 2009-05”). The revised guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) other valuation technique that is consistent with the principles of “Topic 820.” ASU 2009-05 was effective for reporting periods beginning after issuance. The adoption of this standard did not have a significant impact on the Company’s consolidated financial position or results of operations.

In October 2009, the FASB issued Update No. 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”). It updates the existing multiple-element revenue arrangements guidance currently included under FASB ASC 605-25, “Revenue Recognition, Multiple-element Arrangements.” The revised guidance primarily provides two significant changes: (i) eliminates the need for objective and reliable evidence of fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and (ii) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance expands the disclosure requirements for revenue recognition. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. The Company has not yet determined the effect, if any, that the adoption of this standard will have on its consolidated financial position or results of operations.

In January 2010, the FASB issued Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements.” This update requires the following new disclosures: (i) the amounts of significant transfer in and out of Level 1 and Level 2 fair value measurements and a description of the reasons for the transfer and (ii) a reconciliation for fair value measurements using significant unobservable inputs (Level 3), including separate information about purchases, sales, issuance, and settlements. The update also clarifies existing requirements about fair value measurement disclosures and disclosures about inputs and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods, beginning after December 15, 2009, except for the reconciliation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. The Company will adopt this standard in fiscal year 2011. The Company has not yet determined the effect, if any, that the adoption of this standard will have on the Company’s financial position or results of operations.

OUTLOOK

Our current expectations are that fiscal year 2011 will again be profitable for the Company. However, we are unable to predict the timing and strength of the global economic recovery and its short-term and long-term impact on our operations and the laboratory furniture industry in general. The future demand for our products also continues to be limited given the Company’s role as subcontractor or supplier to dealers for subcontractors. In addition to the above factors affecting the Company and our markets, demand for our products is also dependent upon the number of laboratory construction projects planned and/or current progress in projects already under construction. Our earnings are also impacted by increased costs of raw materials, including stainless steel, wood, and epoxy resin, and whether we are able to increase product prices to customers in amounts that correspond to such increases without materially and adversely affecting sales. Additionally, since prices are normally quoted on a firm basis in the industry, we bear the burden of possible increases in labor and material costs between the quotation of an order and delivery of a product.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in the area of interest rates. This exposure is associated with advances outstanding under our bank line of credit and certain lease obligations for production machinery, all of which are priced on a floating rate basis. Advances outstanding under the bank line of credit were $4.9 million at April 30, 2010. In July 2009, the Company entered into an interest rate swap agreement whereby the interest rate payable by the Company on $2 million of outstanding advances under the revolving credit facility effectively converted to a fixed interest rate of 3.9% for the period beginning August 3, 2009, and ending August 1, 2012. The Company entered into this interest rate swap to mitigate future interest rate risk associated with advances under the credit facility. We believe that our exposure to market risk is not material.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, Management concluded the Company maintained effective internal control over financial reporting as of April 30, 2010.

/s/ William A. Shumaker
President
Chief Executive Officer

/s/ D. Michael Parker
Senior Vice President, Finance
Chief Financial Officer

July 16, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS

OF KEWAUNEE SCIENTIFIC CORPORATION

We have audited the accompanying consolidated balance sheets of Kewaunee Scientific Corporation and subsidiaries (the “Company”) as of April 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended April 30, 2010. Our audits also included the financial statement schedule listed in the index at Item 15(a). These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of April 30, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 2010, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of April 30, 2010 included in the accompanying “Report of Management on Internal Control over Financial Reporting,” and, accordingly, we do not express an opinion thereon.

/s/ CHERRY, BEKAERT & HOLLAND, L.L.P.
Charlotte, North Carolina

July 16, 2010

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended April 30	Kewaunee Scientific Corporation

$ and shares in thousands, except per share amounts	2010	2009	2008
Net sales	$99,093	$103,978	$89,510
Costs of products sold	77,690	82,605	70,338

Gross profit	21,403	21,373	19,172
Operating expenses	15,576	14,289	13,559

Operating earnings	5,827	7,084	5,613
Other income (expense)	1	(28)	47
Interest expense	(157)	(280)	(294)

Earnings before income taxes	5,671	6,776	5,366
Income tax expense	1,921	2,264	1,733

Net earnings	3,750	4,512	3,633
Less: net earnings attributable to the noncontrolling interest	178	265	499

Net earnings attributable to Kewaunee Scientific Corporation	$3,572	$4,247	$3,134

Net earnings per share attributable to Kewaunee Scientific Corporation stockholders
Basic	$1.39	$1.66	$1.24
Diluted	$1.39	$1.66	$1.23

Weighted average number of Common shares outstanding
Basic	2,564	2,555	2,530
Diluted	2,575	2,561	2,557

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Kewaunee Scientific Corporation

$ in thousands, except per share amounts	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity

Balance at April 30, 2007	$6,550	$155	$19,947	$(1,833)	$(771)	$24,048

Net earnings	—	—	3,134	—	—	3,134
Cash dividends declared, $.28 per share	—	—	(708)	—	—	(708)
Stock options exercised, 56,400 shares	—	309	—	—	347	656
Stock options granted, 36,100 shares	—	25	—	—	—	25
Foreign currency translation adjustments	—	—	—	64	—	64
Change in unrecognized actuarial loss, defined benefit plans, net of tax	—	—	—	(272)	—	(272)

Balance at April 30, 2008	6,550	489	22,373	(2,041)	(424)	26,947

Net earnings	—	—	4,247	—	—	4,247
Cash dividends declared, $.32 per share	—	—	(818)	—	—	(818)
Stock options exercised, 21,000 shares	—	55	—	—	130	185
Stock options granted, 38,500 shares	—	70	—	—	—	70
Purchase of treasury stock 15,968 shares	—	—	—	—	(198)	(198)
Foreign currency translation adjustments	—	—	—	(633)	—	(633)
Change in unrecognized actuarial loss, defined benefit plans, net of tax	—	—	—	(2,847)	—	(2,847)

Balance at April 30, 2009	6,550	614	25,802	(5,521)	(492)	26,953

Net earnings	—	—	3,572	—	—	3,572
Cash dividends declared, $.38 per share	—	—	(976)	—	—	(976)
Stock options exercised, 37,500 shares	—	121	—	—	316	437
Stock options granted, 47,200 shares	—	120	—	—	—	120
Purchase of treasury stock 20,959 shares	—	—	—	—	(296)	(296)
Foreign currency translation adjustments	—	—	—	307	—	307
Change in fair value of cash flow hedge, net of tax	—	—	—	(31)	—	(31)
Change in unrecognized actuarial loss, defined benefit plans, net of tax	—	—	—	347	—	347

Balance at April 30, 2010	$6,550	$855	$28,398	$(4,898)	$(472)	$30,433

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

April 30	Kewaunee Scientific Corporation

$ and shares in thousands, except per share amounts	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$1,722	$3,559
Restricted cash	544	456
Receivables, less allowance: $259 (2010 and 2009)	26,169	24,526
Inventories	8,350	7,839
Deferred income taxes	390	309
Prepaid expenses and other current assets	1,407	856

Total Current Assets	38,582	37,545
Property, Plant and Equipment, Net	13,815	11,369

Other Assets
Deferred income taxes	663	351
Other	3,561	3,264

Total Other Assets	4,224	3,615

Total Assets	$56,621	$52,529

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$4,872	$5,720
Current obligations under capital leases	82	220
Accounts payable	9,540	8,812
Employee compensation and amounts withheld	1,358	1,709
Deferred revenue	586	1,298
Other accrued expenses	2,059	904

Total Current Liabilities	18,497	18,663
Obligations under capital leases	119	201
Accrued employee benefit plan costs	6,333	5,406

Total Liabilities	24,949	24,270

Commitments and Contingencies (Note 7)
Stockholders’ Equity
Common stock, $2.50 par value, Authorized- 5,000 shares; Issued- 2,620 shares; Outstanding- 2,573 shares (2010); 2,556 shares (2009)	6,550	6,550
Additional paid-in-capital	855	614
Retained earnings	28,398	25,802
Accumulated other comprehensive loss	(4,898)	(5,521)
Common stock in treasury, at cost: 47 shares (2010); 64 shares (2009)	(472)	(492)

Total Kewaunee Scientific Corporation Stockholders’ Equity	30,433	26,953

Noncontrolling Interest	1,239	1,306

Total Equity	31,672	28,259

Total Liabilities and Stockholders’ Equity	$56,621	$52,529

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended April 30	Kewaunee Scientific Corporation

$ in thousands	2010	2009	2008
Cash Flows from Operating Activities
Net earnings	$3,750	$4,512	$3,633
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	2,348	2,263	1,981
Bad debt provision	163	139	192
Provision for deferred income tax expense	(393)	547	940
Decrease (increase) in prepaid income taxes	9	803	(812)
(Increase) decrease in receivables	(1,806)	(4,578)	(1,218)
Increase in inventories	(511)	(855)	(1,115)
Increase in prepaid pension cost	—	(297)	(297)
Increase (decrease) in accounts payable and other accrued expenses	977	(296)	1,059
(Decrease) increase in deferred revenue	(712)	631	(1,005)
Other, net	708	(769)	33

Net cash provided by operating activities	4,533	2,100	3,391

Cash Flows from Investing Activities
Capital expenditures	(4,239)	(1,500)	(2,546)
(Increase) decrease in restricted cash	(88)	24	(108)

Net cash used in investing activities	(4,327)	(1,476)	(2,654)

Cash Flows from Financing Activities
Dividends paid	(976)	(818)	(708)
Dividends paid to noncontrolling interest in subsidiaries	(383)	(504)	—
Net (decrease) increase in short-term borrowings	(848)	1,169	1,062
Payments of capital leases	(220)	(362)	(360)
Purchase of treasury stock	(296)	(198)	—
Proceeds from exercise of stock options (including tax benefit)	437	255	681

Net cash (used in) provided by financing activities	(2,286)	(458)	675

Effect of exchange rate changes on cash, net	243	(391)	141

(Decrease) increase in Cash and Cash Equivalents	(1,837)	(225)	1,553
Cash and Cash Equivalents at Beginning of Year	3,559	3,784	2,231

Cash and Cash Equivalents at End of Year	$1,722	$3,559	$3,784

Supplemental Disclosure of Cash Flow Information
Interest paid	$157	$291	$307
Income taxes paid	$1,308	$994	$1,109
Purchase of fixed assets under capital leases	$—	$307	$—
Fixed assets in accounts payable	$555	$—	$—

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

Principles of Consolidation The Company’s consolidated financial statements include the accounts of Kewaunee Scientific Corporation and its four international subsidiaries. A brief description of each subsidiary, along with the amount of the Company’s controlling financial interests, is as follows: (1) Kewaunee Labway Asia Pte. Ltd., a dealer for the Company’s products in Singapore, is 51% owned by the Company; (2) Kewaunee Labway India Pvt. Ltd., a dealer for the Company’s products in Bangalore, India, is 91% owned by Kewaunee Labway Asia, Pte. Ltd.; (3) Kewaunee Scientific Corporation India Pvt. Ltd. in Bangalore, India, a manufacturing and assembly operation, is 100% owned by the Company, and (4) Kewaunee Scientific Corporation Singapore Pte. Ltd., a holding company in Singapore, is 100% owned by the Company. All intercompany balances, transactions, and profits have been eliminated. Included in the consolidated financial statements are net assets of $6,906,000 and $4,423,000 at April 30, 2010 and 2009, respectively, of the Company’s subsidiaries. Net sales by the Company’s subsidiaries in the amount of $11,532,000, $13,728,000, and $15,742,000 were included in the consolidated statements of operations for fiscal years 2010, 2009, and 2008, respectively.

Cash and Cash Equivalents Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less. During the years ended April 30, 2010 and 2009, the Company had cash deposits in excess of FDIC insured limits. The Company has not experienced any losses from such deposits.

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

$ in thousands	2010	2009	Useful Life
Land	$41	$41	N/A
Building and improvements	10,321	10,140	10-40 years
Machinery and equipment	32,838	29,117	5-10 years

Total	43,200	39,298
Less accumulated depreciation	(29,385)	(27,929)

Net property, plant and equipment	$13,815	$11,369

Management reviews the carrying value of property, plant and equipment for impairment whenever changes in circumstances or events indicate that such carrying value may not be recoverable. If projected undiscounted cash flows are not sufficient to recover the carrying value of the potentially impaired asset, the carrying value is reduced to estimated fair value. At April 30, 2010 and 2009, equipment financed under capital leases with a cost of $477,000 and $1,627,000, respectively, was included in machinery and equipment.

Other Assets Other assets at April 30, 2010 and 2009 included $3,461,000 and $2,917,000, respectively, of assets held in a trust account for non-qualified benefit plans and $100,000 and $159,000, respectively, of cash surrender values of life insurance policies. Life insurance policies are recorded at the amount that could be realized under the insurance contract as of the date of the Company’s consolidated balance sheet. The change in cash surrender or contract value is recorded as income or expense during each period. Other assets at April 30, 2009 also included $188,000 for the noncurrent portion of notes receivable.

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

Effective May 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification “ASC 820,” which provides a framework for measuring fair value under accounting principles generally accepted in the United States (“GAAP”). The adoption of this statement had an immaterial impact on our consolidated financial statements. The Company also adopted the deferral provisions, which delayed the effective date of ASC 820 for all nonrecurring fair value measurements of non-financial assets and liabilities until our fiscal year ended April 30, 2010.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also expands disclosures about instruments measured at fair value and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value as follows:

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

The following tables summarize the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring and nonrecurring basis as of April 30, 2010 and 2009:

	2010
	Level 1	Level 2	Level 3	Total
Financial Assets (in thousands)
Trading securities held in deferred compensation plan (1)	$3,461	$—	$—	$3,461
Cash surrender value of life insurance policies (1)	—	100	—	100
Note receivable	—	—	314	314

Total	$3,461	$100	$314	$3,875

Financial Liabilities (in thousands)
Deferred compensation plans (2)	$—	$3,667	$—	$3,667
Interest rate swap derivative	—	49	—	49

Total	$—	$3,716	$—	$3,716

	2009
	Level 1	Level 2	Level 3	Total
Financial Assets (in thousands)
Trading securities held in deferred compensation plan (1)	$2,917	$—	$—	$2,917
Cash surrender value of life insurance policies (1)	—	159	—	159
Note receivable	—	—	415	415

Total	$2,917	$159	$415	$3,491

Financial Liabilities (in thousands)
Deferred compensation plans (2)	$—	$3,071	$—	$3,071

Total	$—	$3,071	$—	$3,071

(1)	The Company maintains an executive compensation plan which includes investment assets in a rabbi trust. These assets consist of marketable securities, which are valued using quoted market prices multiplied by the number of shares owned, and the cash surrender value of life insurance policies.
(2)	The deferred compensation plan liability is equal to the individual participants’ account balances under the plan.

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

Deferred revenue consists of customer deposits and advance billings of the Company’s products where sales have not yet been recognized. Accounts receivable includes retainage in the amounts of $2,557,000 and $2,270,000 at April 30, 2010 and 2009, respectively. Shipping and handling costs are included in cost of sales. Because of the nature and quality of the Company’s products, any warranty issues are determined in a relatively short period after the sale and are infrequent in nature, and as such, warranty costs are immaterial to the Company’s consolidated financial position and results of operations and are expensed as incurred.

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

Credit Concentration Credit risk is generally not concentrated with any one customer or industry, although the Company does enter into large contracts with individual customers from time to time. The Company performs credit evaluations of its customers. Revenues from the Company’s national stocking distributor, VWR International, LLC, represented approximately 10% of the Company’s total sales in fiscal year 2010 and approximately 13% of the Company’s total sales in fiscal years 2009 and 2008.

Income Taxes In accordance with ASC 740, “Income Taxes,” the Company uses the liability method in measuring the provision for income taxes and recognizing deferred tax assets and liabilities on the balance sheet. ASC 740 clarifies the financial statement recognition threshold and measurement attribute of a tax position taken or expected to be taken in a tax return. Under ASC 740, the Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC 740 only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities.

Research and Development Costs Research and development costs are charged to expense in the periods incurred. Expenditures for research and development costs were $1,296,000, $1,108,000, and $1,192,000 for the fiscal years ended April 30, 2010, 2009, and 2008, respectively.

Advertising Costs Advertising costs are expensed as incurred, and include trade shows, training materials, sales samples, and other related expenses. Advertising costs for the years ended April 30, 2010, 2009, and 2008 were $347,000, $249,000, and $300,000, respectively.

Derivative Financial Instruments The Company records derivatives on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The nature of the Company’s business activities involves the management of various financial and market risks, including those related to changes in interest rates. The Company does not enter into derivative instruments for speculative purposes. In July 2009, the Company entered into an interest rate swap agreement whereby the interest rate payable by the Company on $2 million of outstanding advances under the revolving credit facility will effectively convert to a fixed interest rate of 3.9% for the period beginning August 3, 2009, and ending August 1, 2012. The Company entered into this interest rate swap to mitigate future interest rate risk associated with advances under the credit facility. There were no derivative financial instruments as of April 30, 2009.

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

Earnings Per Share Basic earnings per share is based on the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the assumed exercise and conversion of outstanding options under the Company’s stock option plans, except when options have an antidilutive effect. Options to purchase 73,725 shares of common stock at prices of $14.69 to $14.90 outstanding at April 30, 2010 had an antidilutive effect, and options to purchase 153,050 shares of common stock at a price of $9.10 outstanding at April 30, 2009 had an antidilutive effect. These options were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares at that date, and accordingly, such options would have an antidilutive effect. There were no options outstanding at April 30, 2008 that had an antidilutive effect. The following is a reconciliation of basic to diluted weighted average common shares outstanding (in thousands):

	2010	2009	2008
Weighted average common shares outstanding
Basic	2,564	2,555	2,530
Dilutive effect of stock options	10	6	27

Weighted average common shares outstanding—diluted	2,574	2,561	2,557

Accounting for Stock Options Compensation costs related to all stock awards granted by the Company are charged against income during their vesting period, under ASC 718, “Compensation – Stock Compensation,” for stock options. The Company granted stock options for 47,200, 38,500 and 36,100 shares during fiscal years 2010, 2009 and 2008, respectively (See Note 5).

Reclassifications Certain 2009 and 2008 amounts have been reclassified to conform with the 2010 presentation in the consolidated statements of operations, balance sheets, and statements of cash flows. Such reclassifications had no impact on net earnings.

New Accounting Standards In December 2007, the FASB issued revised guidance for the accounting for business combinations. The revised guidance, which is now part of FASB ASC 805, requires the fair value measurement of assets acquired, liabilities assumed and any noncontrolling interest in the acquiree, at the acquisition date with limited exceptions. Previously, a cost allocation approach was used to allocate the cost of the acquisition based on the estimated fair value of the individual assets acquired and liabilities assumed. The cost allocation approach treated acquisition-related costs and restructuring costs that the acquirer expected to incur as a liability on the acquisition date as part of the cost of the acquisition. Under the revised guidance those costs are recognized in the consolidated statement of operations separately from the business combination. In April 2009, FASB amended the guidance on the initial recognition measurement and subsequent accounting for contingencies arising in business combinations. The revised guidance applies to business combinations for acquisitions occurring on or after January 1, 2009. The adoption of this standard did not have a significant impact on the Company’s consolidated financial position or results of operations.

In December 2007, the FASB issued new accounting and reporting guidance for noncontrolling interest. The new guidance, which is part of FASB ASC 810, “Consolidation,” established accounting and reporting standards for noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It requires that noncontrolling interests be displayed in the balance sheet as a separate component of stockholders’ equity and that net earnings attributable to noncontrolling interests be identified and presented in the statement of operations. In addition, changes in ownership interests where the parent retains a controlling interest are to be reported as equity transactions. The Company adopted the provisions of this guidance prospectively effective May 1, 2009 and applied retrospectively, as required, the provisions in the accompanying consolidated financial statements.

In March 2009, the FASB issued new guidance on the disclosure of derivative instruments and hedging activities. The new guidance, which is now part of FASB ASC 815, “Derivatives and Hedging,” requires enhanced disclosures for derivative instruments and hedging activities, including (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Company adopted this guidance effective May 1, 2009.

In December 2008, the FASB issued new guidance regarding disclosures about plan assets of defined benefit pension or other postretirement plans. This guidance, which is now part of FASB ASC 715, “Compensation – Retirement Benefits,” is effective for financial statements issued for fiscal years ending after December 15, 2009, and was adopted by the Company during the current fiscal year. See Note 8, “Retirement Benefits” for the new disclosures required by this guidance.

In April 2009, the FASB issued new guidance related to the disclosure of the fair value of financial instruments. The new guidance, which is now part of FASB ASC 825, “Financial Instruments,” requires disclosure of the fair value of financial instruments in all interim financial statements. The adoption of this standard did not have a significant impact on the Company’s consolidated financial position or results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168 (“SFAS No. 168”), “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.” This statement modified the GAAP hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative. SFAS No. 168 also established the FASB Accounting Standards Codification™ as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP in the United States. All guidance contained in the Codification carries an equal level of authority. Effective July 1, 2009, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification is nonauthoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. All accounting references in this Annual Repot on Form 10-K have been updated and, accordingly, references to prior accounting standards have been replaced with FASB ASC references as appropriate.

In August 2009, the FASB issued Update No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value” (“ASU 2009-05”). The revised guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) other valuation technique that is consistent with the principles of “Topic 820.” ASU 2009-05 was effective for reporting periods beginning after issuance. The adoption of this standard did not have a significant impact on the Company’s consolidated financial position or results of operations.

In October 2009, the FASB issued Update No. 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”). It updates the existing multiple-element revenue arrangements guidance currently included under FASB ASC 605-25, “Revenue Recognition, Multiple-element Arrangements.” The revised guidance primarily provides two significant changes: (i) eliminates the need for objective and reliable evidence of fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and (ii) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance expands the disclosure requirements for revenue recognition. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. The Company has not yet determined the effect, if any, that the adoption of this standard will have on its consolidated financial position or results of operations.

In January 2010, the FASB issued Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements.” This update requires the following new disclosures: (i) the amounts of significant transfer in and out of Level 1 and Level 2 fair value measurements and a description of the reasons for the transfer; and (ii) a reconciliation for fair value measurements using significant unobservable inputs (Level 3), including separate information about purchases, sales, issuance, and settlements. The update also clarifies existing requirements about fair value measurement disclosures and disclosures about inputs and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods, beginning after December 15, 2009, except for the reconciliation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. The Company will adopt this standard in fiscal year 2011. The Company has not yet determined the effect, if any, that the adoption of this standard will have on the Company’s financial position or results of operations.

Note 2—Inventories

Inventories consisted of the following at April 30:

$ in thousands	2010	2009
Finished goods	$2,199	$1,756
Work-in-process	1,237	1,461
Materials and components	4,914	4,622

Total inventories	$8,350	$7,839

If inventories had been determined using the first-in, first-out (FIFO) method at April 30, 2010 and 2009, reported inventories would have been $1.7 million and $1.9 million greater, respectively. During fiscal years 2010 and 2009, the LIFO index was less than 100% due to lower prices paid for certain materials. This reduction resulted in a liquidation of LIFO inventory quantities carried at higher costs prevailing in prior years as compared with the cost of purchases in fiscal years 2010 and 2009, the effect of which decreased the cost of sales by $248,000 and $13,000, respectively.

Note 3—Long-term Debt and Other Credit Arrangements

In July 2009, the Company amended its unsecured $14 million revolving credit facility to extend the facility’s expiration date to July 31, 2012, and modify the variable rate component of the interest calculation. Monthly interest payments under the facility, as amended, are payable calculated at the 30-day LIBOR Market Interest Rate plus a variable rate ranging from 1.575% to 2.175%. The borrowing rate at April 30, 2010 was 1.85%, including a variable rate adjustment of 1.575%. At April 30, 2010, there were advances of $4,872,000 outstanding under the facility. The credit facility includes financial covenants with respect to certain ratios, including (a) debt-to-net worth, (b) fixed charge coverage, and (c) asset coverage. At April 30, 2010, the Company was in compliance with all of the financial covenants.

In July 2009, the Company entered into an interest rate swap agreement whereby the interest rate payable by the Company on $2 million of outstanding advances under the revolving credit facility effectively converted to a fixed rate of 3.9% for the period beginning August 3, 2009, and ending August 1, 2012.

Obligations for leases classified as capital leases were $201,000 at April 30, 2010; scheduled lease payments for the capital leases, including interest, are $94,000 for fiscal year 2011.

Note 4—Income Taxes

Income tax expense consisted of the following:

$ in thousands	2010	2009	2008
Current tax expense (benefit):
Federal	$1,680	$1,072	$148
State and local	419	233	39
Foreign	226	413	446

Total current tax expense	2,325	1,718	633

Deferred tax expense (benefit):
Federal	(611)	420	1,002
State and local	78	111	116
Foreign	129	15	(18)

Total deferred tax expense	(404)	546	1,100

Net income tax expense	$1,921	$2,264	$1,733

The reasons for the differences between the above net income tax expense and the amounts computed by applying the statutory federal income tax rates to earnings before income taxes are as follows:

$ in thousands	2010	2009	2008
Income tax expense at statutory rate	$1,928	$2,304	$1,824
State and local taxes, net of federal income tax benefit (expense)	234	189	193
Tax credits (state, net of federal benefit)	(227)	(265)	(77)
Effects of differing US and foreign tax rates	48	(36)	(140)
Decrease in valuation allowance	—	(8)	(93)
Other items, net	(62)	80	26

Net income tax expense	$1,921	$2,264	$1,733

Significant items comprising deferred tax assets and liabilities as of April 30 were as follows:

$ in thousands	2010	2009
Deferred tax assets:
Accrued employee benefit expenses	$254	$174
Allowance for doubtful accounts	101	97
Deferred compensation	1,426	1,151
Tax credits	481	533
Unrecognized actuarial loss, defined benefit plans	3,109	3,139
Other	(69)	24

Total deferred tax assets	5,302	5,118

Deferred tax liabilities:
Book basis in excess of tax basis of property, plant and equipment	(2,149)	(2,174)
Prepaid pension	(2,072)	(2,263)
Other	(28)	(21)

Total deferred tax liabilities	(4,249)	(4,458)

Net deferred tax assets (liabilities)	$1,053	$660

At April 30, 2010, the Company had federal tax credit carryforwards in the amount of $63,000 expiring beginning in 2020 and state tax credit carryforwards in the amount of $417,000, net of federal benefit, expiring beginning in 2011. Due to the expiration schedule of the tax credits and a review of future taxable income required to utilize such credits before their expiration, no valuation allowance was recorded at April 30, 2010.

Note 5—Stock Options and Share-Based Compensation

During fiscal year 2009, the stockholders approved the 2008 Key Employee Stock Option Plan (the “2008 Plan”), which allowed the Company to grant options on 300,000 shares of the Company’s common stock. This plan replaced the Company’s previous stock option plans, but certain unexercised options previously granted under the old plans remain outstanding. Under all plans, options are granted at not less than the fair market value at the date of grant and options are exercisable in such installments, for such terms (up to 10 years), and at such times, as the Board of Directors may determine at the time of the grant. At April 30, 2010, there were 221,375 shares available for future grants under the 2008 Plan.

During fiscal years 2010, 2009, and 2008, the Company granted stock options on 47,200, 38,500 and 36,100 shares, respectively. No options were granted in fiscal year 2007. The Company recorded stock-based compensation expense in accordance with ASC 718. In order to determine the fair value of stock options on the date of grant, the Company applied the Black-Scholes option pricing model. Inherent in the model are assumptions related to expected stock-price volatility, option life, risk-free interest rate, and dividend yield. For stock options granted during the fiscal years 2010, 2009, and 2008, the Company believes that its historical share option experience does not provide a reasonable basis upon which to estimate expected term. The stock options granted have the “plain-vanilla” characteristics as defined in SEC Staff Accounting Bulletin No. 107 (SAB 107). The Company utilized the Safe Harbor option “Simplified Method” to determine the expected term of these options in accordance with the guidance of SAB 107 for options granted. The Company intends to continue to utilize the “Simplified Method” for future grants in accordance with the guidance of SAB 110 until such time that the Company believes that its historical share option experience will provide a reasonable basis to estimate expected term. The fair value of the options granted as shown below was estimated using the Black-Scholes model with the following assumptions:

	2010	2009	2008
Weighted average expected stock – price volatility	46.02%	39.04%	29.66%
Expected option life	6.25 years	6.25 years	6.25 years
Average risk-free interest rate	2.76%	2.81%	4.48%
Average dividend yield	3.22%	1.82%	2.73%
Estimated fair value of each option	$4.42	$5.16	$4.12

The stock-based compensation expense is recorded over the vesting period (4 years) for the options granted, net of tax. The Company recorded $70,000, $46,000 and $16,000 compensation expense net of $51,000, $24,000 and $9,000 deferred income tax benefit in fiscal years 2010, 2009, and 2008, respectively. The remaining compensation expense of $330,000, net of $128,000 deferred income tax benefit, will be recorded over the remaining vesting periods.

The Company utilized treasury stock to satisfy stock options exercised during fiscal years 2010, 2009, and 2008. Stock option activity and weighted average exercise price is summarized as follows:

	2010		2009		2008
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	153,050	$12.25	136,550	$11.50	157,350	$10.03
Granted	47,200	12.66	38,500	14.69	36,100	14.90
Canceled	(3,825)	11.77	(1,000)	12.00	(500)	8.13
Exercised	(37,500)	10.22	(21,000)	11.86	(56,400)	9.61

Outstanding at end of year	158,925	12.86	153,050	12.25	136,550	11.50

Exercisable at end of year	66,656	11.67	87,475	10.35	100,450	10.28

The number of options outstanding and the number of options exercisable and their weighted average exercise price were within the following price ranges at April 30, 2010 are as follows:

Exercise price range	$9.10-$12.66	$14.69-$14.90

Options outstanding	85,200	73,725
Weighted average exercise price	$11.19	$14.79
Weighted average remaining contractual life (years)	5.76	7.84
Aggregate intrinsic value	$170,409	$—

Options exercisable	39,200	27,456
Weighted average exercise price	$9.46	$14.83
Aggregate intrinsic value	$147,029	$—

Note 6—Accumulated Other Comprehensive Income (Loss)

The Company’s other comprehensive income (loss) consists of unrealized gains and losses on the translation of the assets, liabilities, and equity of its foreign subsidiaries, changes in the fair value of its cash flow hedge, and additional minimum pension liability adjustments, net of income taxes. The before tax income (loss), related income tax effect, and accumulated balances are as follows:

$ in thousands	Cash Flow Hedge	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at April 30, 2007	$—	$279	$(2,112)	$(1,833)
Other comprehensive income	—	64	—	64
Unrecognized actuarial loss, defined benefit plans	—	—	(433)	(433)
Income tax effect	—	—	161	161

Balance at April 30, 2008	—	343	(2,384)	(2,041)
Other comprehensive income (loss)	—	(633)	—	(633)
Unrecognized actuarial loss, defined benefit plans	—	—	(4,568)	(4,568)
Income tax effect	—	—	1,721	1,721

Balance at April 30, 2009	—	(290)	(5,231)	(5,521)
Other comprehensive income (loss)	—	307	—	307
Change in fair value of cash flow hedge	(49)	—	—	(49)
Unrecognized actuarial loss, defined benefit plans	—	—	377	377
Income tax effect	18	—	(30)	(12)

Balance at April 30, 2010	$(31)	$17	$(4,884)	$(4,898)

The Company’s total comprehensive income for fiscal years 2010, 2009, and 2008 is summarized as follows:

$ in thousands	2010	2009	2008
Net earnings	$3,572	$4,247	$3,134
Other comprehensive income (loss)	276	(633)	64

Total comprehensive income	$3,848	$3,614	$3,198

Note 7—Commitments and Contingencies

The Company entered into a 10-year operating lease for a new distribution center in fiscal year 2003. During fiscal years 2009 and 2007, the Company entered into several leases related to a new Enterprise Resource Planning System (ERP) that were classified as capital leases. The Company also leases some of its machinery and equipment under non-cancelable operating leases. Most of these leases provide the Company with renewal and purchase options, and most leases of machinery and equipment have certain early cancellation rights. Rent expense for these operating leases was $2,380,000, $1,928,000, and $1,923,000 in fiscal years 2010, 2009, and 2008, respectively. Future minimum payments under the above non-cancelable lease arrangements for the years ended April 30 are as follows:

$ in thousands	Operating	Capital
2011	$1,981	$94
2012	1,848	89
2013	1,193	37
2014	737	—
2015	608	—
Thereafter	1,346	—

Total minimum lease payments	7,713	220
Less: amount representing interest	—	(19)

Capital lease obligation	$7,713	$201

During fiscal year 2010, the Company entered into a construction contract for approximately $3,300,000 to expand the existing Statesville facilities. As of April 30, 2010, the Company had incurred approximately $682,000 of costs on the contract. The Company is involved in certain claims and legal proceedings in the normal course of business which management believes will not have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Note 8—Retirement Benefits

Defined Benefit Plans

The Company has non-contributory defined benefit pension plans covering a significant number of salaried and hourly employees. These plans were amended as of April 30, 2005; no further benefits have been, or will be, earned under the plans subsequent to the amendment date, and no additional participants will be added to the plans. The defined benefit plan for salaried employees provides pension benefits that are based on each employee’s years of service and average annual compensation during the last 10 consecutive calendar years of employment as of April 30, 2005. The benefit plan for hourly employees provides benefits at stated amounts based on years of service as of April 30, 2005. The Company uses an April 30 measurement date for its defined benefit plans. The change in projected benefit obligations and the change in fair value of plan assets for the non-contributory defined benefit pension plans for each of the years ended April 30 are summarized as follows:

$ in thousands	2010	2009
Accumulated Benefit Obligation, April 30	$15,775	$13,421

Change in Projected Benefit Obligations
Projected benefit obligations, beginning of year	$13,421	$13,851
Interest cost	951	895
Actuarial loss	2,122	(698)
Actual benefits paid	(719)	(627)

Projected benefit obligations, end of year	15,775	13,421

Change in Plan Assets
Fair value of plan assets, beginning of year	11,086	15,787
Actual return (loss) on plan assets	2,743	(4,074)
Actual benefits paid	(719)	(627)

Fair value of plan assets, end of year	13,110	11,086

Funded status – over (under)	$(2,665)	$(2,335)

Amounts Recognized in the Consolidated Balance Sheets consist of:
Noncurrent assets	$—	$—
Noncurrent liabilities	(2,665)	(2,335)

Net amount recognized	$(2,665)	$(2,335)

Amounts recognized in accumulated other comprehensive income (loss) consist of:
Net actual loss	$7,993	$8,370
Deferred tax benefit	(3,109)	(3,139)

After-tax actuarial loss	$4,884	$5,231

Weighted-Average Assumptions Used to Determine Benefit Obligations at April 30
Discount rate	6.00%	7.04%
Rate of compensation increase	N/A	N/A

Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended April 30
Discount rate	7.04%	6.80%
Expected long-term return on plan assets	8.75%	8.75%
Rate of compensation increase	N/A	N/A

The components of the net periodic pension cost (income) for each of the fiscal years ended April 30 are as follows:

$ in thousands	2010	2009	2008
Interest cost	$951	$895	$858
Expected return on plan assets	(938)	(1,353)	(1,459)
Recognition of net loss	694	161	143

Net periodic pension income	$707	$(297)	$(458)

The estimated net actuarial loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the fiscal year 2011 is $597,000.

The Company’s funding policy is to contribute to the plans when pension laws and economics either require or encourage funding. No contributions were made to the plans in fiscal years 2010, 2009, and 2008. The Company anticipates that contributions in the amount of $672,000 will be required for fiscal year 2011.

The following benefit payments are expected to be paid from the benefit plans in the fiscal years ended April 30:

$ in thousands	Amount
2011	$792
2012	$857
2013	$919
2014	$979
2015	$1,036
2016-2020	$5,779

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

In fiscal years 2010, 2009, and 2008 the Company used a Yield Curve technique methodology to determine its GAAP discount rate. Under this approach, future benefit payment cash flows are projected from the pension plan on a projected benefit obligation basis. The payment stream is discounted to a present value using an interest rate applicable to the timing of each respective cash flow. The graph of these time-dependent interest rates is known as a yield curve. For the 2010 fiscal year, the interest rates comprising the Yield Curve are determined through a statistical analysis performed by the IRS and issued each month in the form of a pension discount curve. For this purpose, the universe of possible bonds consists of a set of bonds which are designated as corporate, have high quality ratings (AAA, AA, or A) from nationally recognized statistical rating organizations, and have at least $250 million in par amount outstanding on at least one day during the reporting period. A 1% increase/decrease in the discount rate for fiscal years 2010 and 2009 would decrease/increase pension expense by approximately $108,000 and $115,000, respectively.

The Company employs a total return investment approach, whereby a mix of equities and fixed-income investments are used to attempt to maximize the long-term return on plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, as well as growth, value, and small and large capitalizations. The target allocations based on the Company’s investment policy was 65% in equity securities and 35% in fixed-income securities at April 30, 2010 and 2009. A 1% increase/decrease in the expected return on assets for fiscal years 2010 and 2009 would decrease/increase pension expense by approximately $107,000 and $155,000, respectively.

Plan assets by asset categories as of April 30, 2010 and 2009 were as follows:

$ in thousands	2010		2009
Asset Category	Amount	%	Amount	%
Equity securities	$8,827	67	$6,254	56
Fixed income securities	3,994	30	4,630	42
Cash and cash equivalents	289	3	202	2

Totals	$13,110	100	$11,086	100

The following table presents the fair value of the assets in our defined benefit pension plans at April 30, 2010:

Asset Category	Level 1	Level 2	Level 3
Equity securities	$8,827	$—	$—
Fixed income securities	3,994	—	—
Cash and cash equivalents	289	—	—

Totals	$13,110	$—	$—

Level 1 retirement plan assets include United States currency held by a designated trustee and equity funds of common and preferred securities issued by domestic and foreign corporations. These equity funds are traded actively on exchanges and price quotes for these shares are readily available.

Defined Contribution Plan

The Company has a defined contribution plan covering substantially all salaried and hourly employees. The plan provides benefits to all employees who have attained age 21, completed three months of service, and who elect to participate. The plan provides that the Company make matching contributions equal to 100% of the employee’s qualifying contribution up to 3% of the employee’s compensation, and make matching contributions equal to 50% of the employee’s contributions between 3% and 5% of the employee’s compensation, resulting in a maximum employer contribution equal to 4% of the employee’s compensation. Additionally, the plan provides that the Company make a non-matching contribution for participants employed by the Company on December 31 of each year equal to 1% of the participant’s qualifying compensation for that calendar year. The Company’s contributions to the plan in fiscal years 2010, 2009, and 2008 were $862,000, $853,000, and $759,000, respectively.

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

The following table shows revenues, earnings, and other financial information by business segment for each of the three years ended April 30:

$ in thousands	Domestic Operations	International Operations	Corporate	Total
Fiscal Year 2010
Revenues from external customers	$87,561	$11,532	$—	$99,093
Intersegment revenues	1,630	448	(2,078)	—
Depreciation	2,219	129	—	2,348
Operating earnings (loss) before income taxes	8,138	902	(3,369)	5,671
Income tax expense (benefit)	2,618	354	(1,051)	1,921
Net earnings attributable to noncontrolling interest	—	178	—	178
Net earnings (loss) attributable to Kewaunee Scientific Corporation	5,520	370	(2,318)	3,572
Segment assets	46,348	10,273	—	56,621
Expenditures for segment assets	2,575	1,664	—	4,239
Revenues (excluding intersegment) to customers in foreign countries	2,385	11,532	—	13,917

Fiscal Year 2009
Revenues from external customers	$90,250	$13,728	$—	$103,978
Intersegment revenues	2,362	1,031	(3,393)	—
Depreciation	2,221	42	—	2,263
Operating earnings (loss) before income taxes	8,141	1,366	(2,731)	6,776
Income tax expense (benefit)	2,743	428	(907)	2,264
Net earnings attributable to noncontrolling interest	—	265	—	265
Net earnings (loss) attributable to Kewaunee Scientific Corporation	5,398	673	(1,824)	4,247
Segment assets	45,598	6,931	—	52,529
Expenditures for segment assets	1,438	62	—	1,500
Revenues (excluding intersegment) to customers in foreign countries	668	13,728	—	14,396

Fiscal Year 2008
Revenues from external customers	$73,768	$15,742	$—	$89,510
Intersegment revenues	2,042	527	(2,569)	—
Depreciation	1,925	56	—	1,981
Operating earnings (loss) before income taxes	6,349	1,670	(2,653)	5,366
Income tax expense (benefit)	2,256	428	(951)	1,733
Net earnings attributable to noncontrolling interest	—	499	—	499
Net earnings (loss) attributable to Kewaunee Scientific Corporation	4,093	743	(1,702)	3,134
Segment assets	41,179	9,427	—	50,606
Expenditures for segment assets	2,519	27	—	2,546
Revenues (excluding intersegment) to customers in foreign countries	1,242	15,742	—	16,984

Note 10—Consolidated Quarterly Data (Unaudited)

Selected quarterly financial data for fiscal years 2010 and 2009 were as follows:

$ in thousands, except per share amounts	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2010
Net sales	$26,249	$27,088	$21,814	$23,942
Gross profit	5,764	6,210	4,685	4,744
Net earnings	1,168	1,444	654	484
Less: net earnings (loss) attributable to the noncontrolling interest	97	92	33	(44)
Net earnings attributable to Kewaunee Scientific Corporation	1,071	1,352	621	528

Net earnings per share attributable to Kewaunee Scientific Corporation
Basic	0.42	0.53	0.24	0.20
Diluted	0.42	0.53	0.24	0.20

Cash dividends per share	0.08	0.10	0.10	0.10

Fiscal Year 2009
Net sales	$25,395	$27,732	$26,023	$24,828
Gross profit	5,351	6,019	4,934	5,069
Net earnings	1,097	1,501	960	954
Less: net earnings attributable to the noncontrolling interest	116	37	78	34
Net earnings attributable to Kewaunee Scientific Corporation	981	1,464	882	920

Net earnings per share attributable to Kewaunee Scientific Corporation
Basic	0.38	0.57	0.35	0.36
Diluted	0.38	0.57	0.35	0.36

Cash dividends per share	0.08	0.08	0.08	0.08

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 333-18417, No. 333-98963, and No. 333-160276) of Kewaunee Scientific Corporation of our report dated July 16, 2010 relating to the consolidated financial statements and consolidated financial statement schedule, which report appears in this Form 10-K.

/s/ CHERRY, BEKAERT & HOLLAND, L.L.P.
Charlotte, North Carolina

July 16, 2010

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T). Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are intended to ensure that the information required to be disclosed in our Exchange Act filings is properly and timely recorded, processed, summarized, and reported. Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures as of April 30, 2010 pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to provide reasonable assurance that we are able to collect, process, record, and disclose, within the required time periods, the information we are required to disclose in the reports filed with the Securities and Exchange Commission. In designing disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives, and that management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Nevertheless, we believe that our disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, Management concluded the Company maintained effective internal control over financial reporting as of April 30, 2010.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

(a)	The information appearing in the sections entitled “Election of Directors” and “Meetings and Committees of the Board” included in our Proxy Statement for use in connection with our annual meeting of stockholders to be held on August 25, 2010 (the “ Proxy Statement”) is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of our most recently completed fiscal year.

(b)	The names and ages of our executive officers as of July 6, 2010 and their business experience during the past five years are set forth below:

Executive Officers

Name	Age	Position
William A. Shumaker	62	President and Chief Executive Officer

D. Michael Parker	58	Senior Vice President, Finance,
		Chief Financial Officer,
		Treasurer and Secretary

K. Bain Black	64	Vice President, General Manager
		Technical Furniture Group

Dana L. Dahlgren	54	Vice President, Sales and Marketing
		Laboratory Products Group

Elizabeth D. Phillips	33	Vice President, Human Resources

David M. Rausch	51	Vice President, Construction Services

Kurt P. Rindoks	52	Vice President, Engineering
		and Product Development

Keith D. Smith	41	Vice President, Manufacturing

Sudhir K. (Steve) Vadehra	63	Vice President,
		International Operations

William A. Shumaker has served as President of the Company since August 1999 and Chief Executive Officer since September 2000. He was elected a director of the Company in February 2000 and Chairman of the Board in February 2010. He served as the Chief Operating Officer from August 1998, when he was also elected as Executive Vice President, until September 2000. Mr. Shumaker served as Vice President and General Manager of the Laboratory Products Group from February 1998 to August 1998. He joined the Company in December 1993 as Vice President of Sales and Marketing.

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

Code of Ethics

A copy of our code of ethics that applies to our Chief Executive Officer and Chief Financial Officer, entitled “Ethics Obligations for Chief Executive Officer and Employees with Financial Reporting Responsibilities,” is available free of charge through our website at www.kewaunee.com.

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

The following table sets forth certain information as of April 30, 2010 with respect to compensation plans under which our equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by Security Holders:
1991 Key Employee Stock Option Plan	4,950	$10.13	—

2000 Key Employee Stock Option Plan	74,975	$12.36	—

2008 Key Employee Stock Option Plan	79,000	$13.51	221,375

Equity Compensation Plans not approved by Security Holders:	—	—	—

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed or incorporated by reference as part of this Annual Report:

Schedule II – Valuation and Qualifying Accounts

Years Ended April 30, 2010, 2009, and 2008

(in thousands)

Allowance for Doubtful Accounts:
Balance April 30, 2007	$262
Bad Debt Provision	192
Doubtful accounts written off (net)	(180)

Balance April 30, 2008	274
Bad Debt Provision	139
Doubtful accounts written off (net)	(154)

Balance April 30, 2009	259
Bad Debt Provision	163
Doubtful accounts written off (net)	(163)

Balance April 30, 2010	$259

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)(3)	Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which is attached hereto at pages 41 through 43 and which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEWAUNEE SCIENTIFIC CORPORATION

By:	/s/ William A. Shumaker
William A. Shumaker
President and Chief Executive Officer

Date: July 16, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

(i)	Principal Executive Officer	)
)
	/s/ William A. Shumaker	)
	William A. Shumaker	)
	President and Chief Executive Officer	)
)
(ii)	Principal Financial and Accounting Officer	)
)
	/s/ D. Michael Parker	)
	D. Michael Parker	)
	Senior Vice President, Finance	)
	Chief Financial Officer,	)
	Treasurer and Secretary	)
)
(iii)	A majority of the Board of Directors:	) July 16, 2010
)

)
/s/ Margaret B. Pyle	/s/ Silas Keehn	)
Margaret B. Pyle	Silas Keehn	)
)
)
/s/ John C. Campbell, Jr.	/s/ Eli Manchester, Jr.	)
John C. Campbell, Jr.	Eli Manchester, Jr.	)
)
)
/s/ Wiley N. Caldwell	/s/ James T. Rhind	)
Wiley N. Caldwell	James T. Rhind	)
)
)
/s/ William A. Shumaker	/s/ David S. Rhind	)
William A. Shumaker	David S. Rhind	)
)
)
/s/ Patrick L. McCrory	/s/ Ross W. McCanless	)
Patrick L. McCrory	Ross W. McCanless	)

KEWAUNEE SCIENTIFIC CORPORATION

Exhibit Index

			Page Number (or Reference)

3	Articles of incorporation and by-laws

	3.1	Restated Certificate of Incorporation (as amended)	(2)

	3.3	By-Laws (as amended as of April 23, 2010)	(17)

10	Material Contracts

	10.1*	Re-Established Retirement Plan for Salaried Employees of Kewaunee Scientific Corporation (as amended and restated effective as of May 1, 2007)	(15)

	10.1A*	First Amendment to the Re-Established Retirement Plan for Salaried Employees of Kewaunee Scientific Corporation	(15)

	10.1B*	Second Amendment to the Re-Established Retirement Plan for Salaried Employees of Kewaunee Scientific Corporation	(1)

	10.2	Re-Established Retirement Plan for Hourly Employees of Kewaunee Scientific Corporation (as amended and restated effective as of May 1, 2007)	(15)

	10.2A	First Amendment to the Re-Established Retirement Plan for Hourly Employees of Kewaunee Scientific Corporation	(15)

	10.2B	Second Amendment to the Re-Established Retirement Plan for Hourly Employees of Kewaunee Scientific Corporation	(1)

	10.19*	Kewaunee Scientific Corporation 1991 Key Employee Stock Option Plan	(3)

	10.19A*	First Amendment dated August 28, 1996 to the Kewaunee Scientific Corporation 1991 Key Employee Stock Option Plan	(4)

	10.19B*	Second Amendment to the Kewaunee Scientific Corporation 1991 Key Employee Stock Option Plan	(5)

	10.19C*	Third Amendment to the Kewaunee Scientific Corporation 1991 Key Employee Stock Option Plan	(11)

	10.19D*	Fourth Amendment to the Kewaunee Scientific Corporation 1991 Key Employee Stock Option Plan	(15)

	10.30*	Kewaunee Scientific Corporation Executive Severance Pay Policy	(8)

	10.34*	401(K) Incentive Savings Plan for Salaried and Hourly Employees of Kewaunee Scientific Corporation (as amended and restated effective September 1, 2009)	(1)

	10.38*	Change of Control Employment Agreement restated as of December 4, 2008 between William A. Shumaker and the Company	(15)

	10.39*	Change of Control Employment Agreement restated as of December 4, 2008 between D. Michael Parker and the Company	(15)

	10.40*	Change of Control Employment Agreement restated as of December 4, 2008 between Dana L. Dahlgren and the Company	(15)

	10.41*	Change of Control Employment Agreement restated as of December 4, 2008 between Kurt P. Rindoks and the Company	(15)

	10.43*	Employment Letter Agreement dated as of August 2, 2004 between K. Bain Black and the Company	(7)

	10.44*	Change of Control Employment Agreement restated as of December 4, 2008 between Keith D. Smith and the Company	(15)

	10.45*	Kewaunee Scientific Corporation 2000 Key Employee Stock Option Plan	(6)

	10.45A*	First Amendment to Kewaunee Scientific Corporation 2000 Key Employee Stock Option Plan	(11)

		Page Number (or Reference)

10.45B*	Second Amendment to Kewaunee Scientific Corporation 2000 Key Employee Stock Option Plan	(15)

10.46*	Change of Control Employment Agreement restated as of December 4, 2008 between David M. Rausch and the Company	(15)

10.47*	Change of Control Employment Agreement restated as of December 4, 2008 between K. Bain Black and the Company	(15)

10.50*	Fiscal Year 2011 Incentive Bonus Plan	(18)

10.51*	Kewaunee Scientific Corporation 2008 Key Employee Stock Option Plan	(12)

10.52*	Fiscal Year 2010 Incentive Bonus Plan	(14)

10.53*	Change of Control Employment Agreement restated as of December 4, 2008 between Elizabeth D. Phillips and the Company	(15)

10.54	Loan and Security Agreement dated as of December 10, 2007 between Bank of America, N.A. and the Company	(9)

10.55	Amendment dated October 28, 2008 to Loan and Security Agreement dated as of December 10, 2007 between Bank of America, N.A. and the Company	(13)

10.56	Amendment dated July 31, 2009 to Loan and Security Agreement dated as of December 10, 2007 between Bank of America, N.A. and the Company	(16)

21.1	Subsidiaries of the Company	(1)

23.1	Consent dated July 16, 2010 of Cherry, Bekaert & Holland, L.L.P., Independent Registered Public Accounting Firm (incorporated by reference to page 35 of this Report on Form 10-K)	(1)

31.1	Certification of Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)	(1)

31.2	Certification of Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)	(1)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(1)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(1)

*	The referenced exhibit is a management contract or compensatory plan, or arrangement.

(All other exhibits are either inapplicable or not required.)

Footnotes

(1)	Filed with this Form 10-K with the Securities and Exchange Commission.

(2)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 1985, and incorporated herein by reference.

(3)	Filed as an exhibit to the Kewaunee Scientific Corporation Proxy Statement dated July 26, 1991, and incorporated herein by reference.

(4)	Filed as an exhibit to the Kewaunee Scientific Corporation Proxy Statement dated July 31, 1996, and incorporated herein by reference.

(5)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 1999, and incorporated herein by reference.

(6)	Filed as an exhibit to the Kewaunee Scientific Corporation Proxy Statement dated July 20, 2000 and incorporated herein by reference.

(7)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 2005, and incorporated herein by reference.

(8)	Filed as an exhibit to the Kewaunee Scientific Corporation Quarterly Report to the Securities and Exchange Commission on Form 10-Q (Commission File No. 0-5286) for the quarterly period ended October 31, 2005 and incorporated herein by reference.

(9)	Filed as an exhibit to the Kewaunee Scientific Corporation Quarterly Report to the Securities and Exchange Commission on Form 10-Q (Commission File No. 0-5286) for the quarterly period ended October 31, 2007 and incorporated herein by reference.

(10)	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on July 14, 2008, and incorporated herein by reference.

(11)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 2008, and incorporated herein by reference.

(12)	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on September 3, 2008, and incorporated herein by reference.

(13)	Filed as an exhibit to the Kewaunee Scientific Corporation Quarterly Report to the Securities and Exchange Commission on Form 10-Q (Commission File No. 0-5286) for the quarterly period ended October 31, 2008 and incorporated herein by reference.

(14)	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on June 26, 2009, and incorporated herein by reference.

(15)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 2009, and incorporated herein by reference.

(16)	Filed as an exhibit to the Kewaunee Scientific Corporation Quarterly Report to the Securities and Exchange Commission on Form 10-Q (Commission File No. 0-5286) for the quarterly period ended July 31, 2009 and incorporated herein by reference.

(17)	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on April 23, 2010, and incorporated herein by reference.

(18)	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on June 28, 2010, and incorporated herein by reference.