Form 10-Q
period 2010-07-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2010-09-14
CIK 55529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

or

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

As of September 7, 2010, the registrant had outstanding 2,573,100 shares of Common Stock.

KEWAUNEE SCIENTIFIC CORPORATION

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2010

i

Part 1. Financial Information

Item 1.	Financial Statements

Kewaunee Scientific Corporation

Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three months ended July 31,
	2010	2009
Net sales	$24,858	$26,249
Costs of products sold	19,859	20,485

Gross profit	4,999	5,764
Operating expenses	3,901	3,966

Operating earnings	1,098	1,798
Interest expense	(45)	(41)

Earnings before income taxes	1,053	1,757
Income tax expense	329	589

Net earnings	724	1,168
Less: net earnings attributable to the noncontrolling interest	(67)	(97)

Net earnings attributable to Kewaunee Scientific Corporation	$657	$1,071

Net earnings per share attributable to Kewaunee Scientific Corporation stockholders
Basic	$0.26	$0.42
Diluted	$0.25	$0.42
Weighted average number of common shares outstanding (in thousands)
Basic	2,573	2,556
Diluted	2,578	2,558

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Balance Sheets

(in thousands)

	July 31, 2010	April 30, 2010
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,812	$1,722
Restricted cash	521	544
Receivables, less allowance	27,425	26,169
Inventories	8,226	8,350
Deferred income taxes	392	390
Prepaid expenses and other current assets	1,369	1,407

Total Current Assets	39,745	38,582

Property, plant and equipment, at cost	45,352	43,200
Accumulated depreciation	(29,947)	(29,385)

Net Property, Plant and Equipment	15,405	13,815

Deferred income taxes	690	663
Other	3,540	3,561

Total Other Assets	4,230	4,224

Total Assets	$59,380	$56,621

Liabilities and Stockholders’ Equity
Current Liabilities:
Short-term borrowings	$7,496	$4,872
Current obligations under capital leases	78	82
Accounts payable	9,046	9,540
Employee compensation and amounts withheld	1,514	1,358
Deferred revenue	714	586
Other accrued expenses	1,956	2,059

Total Current Liabilities	20,804	18,497

Obligations under capital leases	99	119
Accrued employee benefit plan costs	6,464	6,333

Total Liabilities	27,367	24,949
Equity:
Common stock	6,550	6,550
Additional paid-in-capital	890	855
Retained earnings	28,798	28,398
Accumulated other comprehensive loss	(5,025)	(4,898)
Common stock in treasury, at cost	(473)	(472)

Total Kewaunee Scientific Corporation Stockholders’ Equity	30,740	30,433
Noncontrolling interest	1,273	1,239

Total Equity	32,013	31,672

Total Liabilities and Equity	$59,380	$56,621

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three months ended July 31,
	2010	2009
Cash flows from operating activities:
Net earnings	$724	$1,168
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation	589	615
Bad debt provision	43	36
Provision for deferred income tax expense	(29)	17
Decrease in prepaid income taxes	—	9
(Increase) decrease in receivables	(1,299)	616
Decrease (increase) in inventories	124	(1,509)
(Decrease) increase in accounts payable and other accrued expenses	(441)	651
Increase (decrease) in deferred revenue	128	(339)
Other, net	73	(18)

Net cash (used in) provided by operating activities	(88)	1,246
Cash flows from investing activities:
Capital expenditures	(2,179)	(2,011)
Decrease (increase) in restricted cash	23	(11)

Net cash used in investing activities	(2,156)	(2,022)
Cash flows from financing activities:
Dividends paid	(257)	(205)
Increase in short-term borrowings	2,624	509
Payments on capital leases	(24)	(81)
Purchase of Treasury Stock	(36)	—
Proceeds from exercise of stock options (including tax benefit)	35	—

Net cash provided by financing activities	2,342	223
Effect of exchange rate changes on cash	(8)	38

Increase (decrease) in cash and cash equivalents	90	(515)
Cash and cash equivalents, beginning of period	1,722	3,559

Cash and cash equivalents, end of period	$1,812	$3,044

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

These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s 2010 Annual Report to Stockholders. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

The preparation of the interim consolidated financial statements requires management to make certain estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

B. Inventories

Inventories consisted of the following (in thousands):

	July 31, 2010	April 30, 2010
Finished products	$1,825	$2,199
Work in process	1,374	1,237
Raw materials	5,027	4,914

	$8,226	$8,350

For interim reporting, LIFO inventories are computed based on year-to-date quantities and interim changes in price levels. Changes in quantities and price levels are reflected in the interim consolidated financial statements in the period in which they occur.

C. Comprehensive Income

A reconciliation of net earnings and total comprehensive income for the three months ended July 31, 2010 and 2009 is as follows (in thousands):

	Three months ended July 31, 2010	Three months ended July 31, 2009
Net earnings	$657	$1,071
Change in cumulative foreign currency translation adjustments	(116)	104
Change in fair value of cash flow hedge, net of tax	(11)	—

Total comprehensive income	$530	$1,175

Assets and liabilities for the Company’s foreign subsidiaries are translated at exchange rates prevailing on the balance sheet date. Revenues and expenses are translated at weighted average exchange rates prevailing during the period and any resulting translation adjustments are reported separately in stockholders’ equity.

D. Segment Information

The following table provides financial information by business segments for the three months ended July 31, 2010 and 2009 (in thousands):

	Domestic Operations	International Operations	Corporate	Total
Three months ended July 31, 2010
Revenues from external customers	$20,948	$3,910	$—	$24,858
Intersegment revenues	663	644	(1,307)	—
Operating earnings (loss) before income taxes	1,585	228	(760)	1,053
Three months ended July 31, 2009
Revenues from external customers	$23,358	$2,891	$—	$26,249
Intersegment revenues	420	107	(527)	—
Operating earnings (loss) before income taxes	2,545	303	(1,091)	1,757

E. Defined Benefit Pension Plans

The Company has non-contributory defined benefit pension plans covering substantially all salaried and hourly employees. These plans were amended as of April 30, 2005, no further benefits have been, or will be, earned under the plans, subsequent to the amendment date, and no additional participants will be added to the plans. No contributions were paid to the plans during the three months ended July 31, 2010 and 2009. The Company calculated that contributions in the amount of $719,000 were required for fiscal year 2011, and the Company paid these contributions in August 2010.

Pension expense (income) consisted of the following (in thousands):

	Three months ended July 31, 2010	Three months ended July 31, 2009
Service cost	$-0-	$-0-
Interest cost	240	230
Expected return on plan assets	(289)	(235)
Recognition of net loss	172	160

Net periodic pension expense	$123	$155

F. Derivative Instruments and Hedging Activities

Cash Flow Hedges – Interest Rate Swap Agreement

As described in Note G below, in June 2010, the Company entered into an interest rate swap agreement with a initial notional amount of $4 million, whereby the interest rate payable by the Company on the unpaid balance of the new term loan is effectively converted to a fixed interest rate of 4.875% for the period beginning August 2, 2010, and ending August 1, 2017. The Company entered into this interest rate swap to mitigate future interest rate risk associated with advances under the credit facility. The Company does not use derivatives for trading or speculative purposes. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company did not record any hedge ineffectiveness in earnings during the three months ended July 31, 2010 and 2009. Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s revolving credit facility.

The change in fair value of cash flow hedges, net of tax for the three months ended July 31, 2010 was $11,000. The change in fair value was recorded in the Company’s consolidated balance sheet as a current liability and accumulated other comprehensive loss.

G. Subsequent Events

On August 2, 2010, the Company amended its existing bank agreement covering its unsecured $14 million revolving credit facility to provide for an additional $4 million seven-year term loan secured by the Company’s real property and equipment located in Statesville, North Carolina. The term loan requires monthly principal payments of approximately $17,000, plus interest calculated at the 30-day LIBOR Market Index Rate plus 1.575%, with payment of the outstanding principal balance and any unpaid interest at the term loan maturity date. In June 2010, the Company entered into an interest rate swap agreement whereby the interest rate payable by the Company on the term loan was effectively converted to a fixed interest rate of 4.875%, effective August 2, 2010. The term loan includes financial covenants similar to the unsecured revolving credit facility. The proceeds of the term loan will be used primarily to fund the expansion of the Company’s Statesville, North Carolina manufacturing facilities.

H. Reclassifications

Certain 2009 amounts have been reclassified to conform with the 2010 presentation in the consolidated statements of cash flows. Such reclassifications had no impact on net earnings.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s 2010 Annual Report to Stockholders contains management’s discussion and analysis of financial condition and results of operations at and for the year ended April 30, 2010. The following discussion and analysis describes material changes in the Company’s consolidated financial condition since April 30, 2010. The analysis of results of operations compares the three months ended July 31, 2010 with the comparable period of the prior fiscal year.

Results of Operations

Sales for the three months ended July 31, 2010 were $24,858,000, a decrease of 5% from sales of $26,249,000 in the same period last year. Sales from Domestic Operations were $20,948,000, a decrease of 10% from the prior year period. The decline was primarily the result of on-going softness in the marketplace for small and mid-sized laboratory projects and the scheduled timing of shipments in the order backlog. Sales from International Operations were $3,910,000, an increase of 35% from the prior year period, as the Company experienced increased international sales opportunities.

The gross profit margin for the three months ended July 31, 2010 was 20.1% of sales, as compared to 22.0% of sales in the comparable quarter of the prior year. The decreases in the gross profit margin percentages were primarily due to lower sales prices due to the competitive marketplace.

Operating expenses for the three months ended July 31, 2010 were $3,901,000, or 15.7% of sales, as compared to $3,966,000, or 15.1% of sales, in the comparable period of the prior year. The decrease in expenses was primarily due to lower incentive compensation expense, partially offset by higher operating expenses at our foreign subsidiaries. The increase in expense as a percent of sales was due to the lower sales level in the current year period.

Operating earnings were $1,098,000 for the three months ended July 31, 2010. This compares to operating earnings of $1,798,000 for the comparable period of the prior year.

Interest expense was $45,000 for the three months ended July 31, 2010, as compared to $41,000 for the comparable period of the prior year. The increase for the current year period resulted from an increase in short-term borrowings.

Income tax expense of $329,000 was recorded for the three months ended July 31, 2010, as compared to income tax expense of $589,000 recorded for the comparable period of the prior year. The effective tax rate was 31.2% for the three months ended July 31, 2010, and was 33.5% for the comparable period of the prior year. The effective tax rates for each of the current year and prior year period were below the statutory tax rates due to the combination of lower income tax rates in the geographic locations of the Company’s subsidiaries and the impact of state and federal income tax credits on domestic operations income.

Noncontrolling interests related to the Company’s two subsidiaries that are not 100% owned by the Company reduced net earnings by $67,000 for the three months ended July 31, 2010, as compared to a reduction of $97,000 for the comparable period of the prior year. The decrease in minority interests in the current year period was directly related to lower earnings of the Company’s two subsidiaries in the current year.

Net earnings were $657,000, or $0.25 per diluted share, for the three months ended July 31, 2010. This compares to net earnings of $1,071,000, or $0.42 per diluted share, for the comparable period of the prior year.

Liquidity and Capital Resources

Historically, the Company’s principal sources of liquidity have been funds generated from operations, supplemented as needed by short-term borrowings under the Company’s revolving credit facility. Certain machinery and equipment are financed by non-cancellable operating leases or capital leases. Additionally, the current expansion of the Company’s Statesville, North Carolina manufacturing facilities is to be funded by a new $4 million term loan. See Note G of the Notes to the Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report Form 10-Q for a description of the term loan agreement and related interest rate swap. The Company believes that these sources will be sufficient to support ongoing business requirements, including capital expenditures through the current fiscal year.

The Company had working capital of $18.9 million at July 31, 2010, compared to $20.1 million at April 30, 2010. The ratio of current assets to current liabilities was 1.9-to-1.0 at July 31, 2010, compared to 2.1-to-1.0 at April 30, 2010. At July 31, 2010, advances of $7,496,000 were outstanding under the Company’s bank revolving credit facility, as compared to advances of $4,872,000 outstanding as of April 30, 2010.

The Company’s operations used cash of $88,000 during the three months ended July 31, 2010. Cash was provided from operating earnings and offset by an increase of $1,299,000 in accounts receivable. The Company’s operations provided cash of $1,246,000 during the three months ended July 31, 2009 as cash provided from earnings and a decrease of $616,000 in accounts receivable, which were partially offset by cash used to fund an increase in inventory on hand.

During the three months ended July 31, 2010, net cash of $2,156,000 was used in investing activities, primarily for capital expenditures. This compares to the use of $2,022,000 for investing activities in the comparable period of the prior year, primarily for capital expenditures.

The Company’s financing activities provided cash of $2,342,000 during the three months ended July 31, 2010. Cash provided included $2,624,000 received from short-term borrowings, which was partially offset by cash dividends of $257,000 paid to stockholders. Financing activities provided cash of $223,000 during the three months ended July 31, 2009. Cash provided included $509,000 received from short-term borrowings, which was partially offset by cash dividends paid of $205,000 and payments on obligations under capital leases of $81,000.

Outlook for Fiscal Year 2011

The Company’s ability to predict future demand for its products continues to be limited given, among other general economic factors affecting the Company and its markets, the Company’s role as subcontractor or supplier to dealers for subcontractors, and the fact that demand for its products is dependent upon the number of laboratory construction projects planned and/or current progress in projects already under construction.

The Company expects that sales and earnings for the first half of fiscal year 2011 will likely be below the prior year period, followed by a stronger second half of the year. The Company’s expectations are based on a number of factors, including scheduled delivery dates for orders in the order backlog, a partial recovery of the global economy, continuing increased sales opportunities for the Company’s products in the international marketplace, sales and earnings benefits from new products, and increased manufacturing capabilities in the Company’s Statesville, North Carolina and Bangalore, India facilities.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Certain statements in this report constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could significantly impact results or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, economic, competitive, governmental, and technological factors affecting the Company’s operations, markets, products, services, and prices, as well as prices for certain raw materials and energy. The cautionary statements made pursuant to the Reform Act herein and elsewhere by the Company should not be construed as exhaustive. The Company cannot always predict what factors would cause actual results to differ materially from those indicated by the forward-looking statements. In addition, readers are urged to consider statements that include the terms “believes”, “belief”, “expects”, “plans”, “objectives”, “anticipates”, “intends” or the like to be uncertain and forward-looking. Over time, the Company’s actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by the Company’s forward-looking statements, and such difference might be significant and harmful to stockholders’ interests. Many important factors that could cause such a difference are described under the caption “Risk Factors,” in Item 1A of the Company’s 2010 Annual Report on Form 10-K.

REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

A review of the interim consolidated financial information included in this Quarterly Report on Form 10-Q for each of the three month periods ended July 31, 2010 and July 31, 2009 has been performed by Cherry, Bekaert & Holland, L.L.P., the Company’s independent registered public accounting firm. Their report on the interim consolidated financial information follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have reviewed the accompanying consolidated balance sheet of Kewaunee Scientific Corporation and its subsidiaries (the “Company”) as of July 31, 2010, and the related consolidated statements of operations for the three month periods ended July 31, 2010 and 2009 and the related consolidated statements of cash flows for the three-month periods ended July 31, 2010 and 2009. These interim consolidated financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of April 30, 2010 and the related consolidated statements of operations, of stockholder’s equity and of cash flows for the year then ended (not presented herein) and in our report dated July 16, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of April 30, 2010 is fairly stated in all material respects in relation to the consolidated financial statement from which it has been derived.

/s/ Cherry, Bekaert & Holland, L.L.P.
Charlotte, North Carolina
September 13, 2010

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures made on this matter in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2010.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of July 31, 2010. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of July 31, 2010, the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that all material information required to be filed in this quarterly report is made known to them by others within the Company and its subsidiaries.

(b) Changes in internal controls

There was no significant change in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.	Exhibits

10.1	Kewaunee Scientific Corporation Fiscal Year 2011 Incentive Bonus Plan.*(1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The referenced exhibit is a management contract or compensatory plan, or arrangement.
(1)	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0–5286) filed on June 28, 2010, and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEWAUNEE SCIENTIFIC CORPORATION (Registrant)

Date: September 14, 2010	By	/s/ D. Michael Parker
D. Michael Parker
(As duly authorized officer and Senior Vice President, Finance and Chief Financial Officer)