Form 10-Q
period 2010-10-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2010-12-13
CIK 55529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

or

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

As of December 6, 2010, the registrant had outstanding 2,576,167 shares of Common Stock.

KEWAUNEE SCIENTIFIC CORPORATION

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2010

i

Part 1. Financial Information

Item 1.	Financial Statements

Kewaunee Scientific Corporation

Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three months ended October 31		Six months ended October 31
	2010	2009	2010	2009
Net Sales	$25,625	$27,088	$50,483	$53,337
Costs of products sold	20,208	20,878	40,067	41,363

Gross profit	5,417	6,210	10,416	11,974
Operating expenses	4,045	3,976	7,946	7,942

Operating earnings	1,372	2,234	2,470	4,032
Other expense	(1)	—	(1)	—
Interest expense	(77)	(39)	(122)	(80)

Earnings before income taxes	1,294	2,195	2,347	3,952
Income tax expense	414	751	743	1,340

Net earnings	880	1,444	1,604	2,612
Less: net earnings attributable to the noncontrolling interest	25	92	92	189

Net earnings attributable to Kewaunee Scientific Corporation	$855	$1,352	$1,512	$2,423

Net earnings per share attributable to Kewaunee Scientific Corporation stockholders
Basic	$0.33	$0.53	$0.59	$0.95
Diluted	$0.33	$0.53	$0.59	$0.95

Weighted average number of common shares outstanding (in thousands)
Basic	2,573	2,560	2,573	2,558
Diluted	2,578	2,571	2,578	2,564

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Balance Sheets

(in thousands)

	October 31, 2010	April 30, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,248	$1,722
Restricted cash	544	544
Receivables, less allowance	26,993	26,169
Inventories	9,058	8,350
Deferred income taxes	511	390
Prepaid expenses and other current assets	1,692	1,407

Total current assets	40,046	38,582

Property, plant and equipment, at cost	46,821	43,200
Accumulated depreciation	(30,483)	(29,385)

Net property, plant and equipment	16,338	13,815

Deferred income taxes	706	663
Other	3,692	3,561

Total other assets	4,398	4,224

Total Assets	$60,782	$56,621

Liabilities and Equity
Current liabilities:
Short-term borrowings	$4,147	$4,872
Current obligations under capital leases	80	82
Current portion of long-term	200	—
Accounts payable	9,211	9,540
Employee compensation and amounts withheld	1,416	1,358
Deferred revenue	899	586
Other accrued expenses	2,312	2,059

Total current liabilities	18,265	18,497

Obligations under capital leases	79	119
Long-term debt	3,767	—
Accrued employee benefit plan costs	6,023	6,333

Total Liabilities	28,134	24,949
Equity:
Common Stock	6,550	6,550
Additional paid-in-capital	946	855
Retained earnings	29,396	28,398
Accumulated other comprehensive loss	(5,124)	(4,898)
Common stock in treasury, at cost	(473)	(472)

Total Kewaunee Scientific Corporation stockholders’ equity	31,295	30,433
Noncontrolling interest	1,353	1,239

Total Equity	32,648	31,672

Total Liabilities and Equity	$60,782	$56,621

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six months ended October 31
	2010	2009
Cash flows from operating activities:
Net earnings	$1,604	$2,612
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	1,189	1,255
Bad debt provision	85	71
Provision for deferred income tax expense	(164)	10
Decrease in prepaid income taxes	—	9
Increase in receivables	(909)	(2,205)
Increase in inventories	(708)	(278)
(Decrease) increase in accounts payable and other accrued expenses	(18)	432
Increase in deferred revenue	313	29
Other, net	(913)	138

Net cash provided by operating activities	479	2,073

Cash flows from investing activities:
Capital expenditures	(3,712)	(2,278)
Increase in restricted cash	—	(5)

Net cash used in investing activities	(3,712)	(2,283)

Cash flows from financing activities:
Proceeds from long-term debt	4,000	—
Payments on long-term debt	(33)	—
Dividends paid	(514)	(461)
Payments on short-term borrowings, net	(725)	(350)
Payments on capital leases	(42)	(144)
Purchase of treasury stock	(42)	(114)
Proceeds from exercise of stock options (including tax benefit)	41	135

Net cash provided by (used in) financing activities	2,685	(934)

Effect of exchange rate changes on cash	74	181

Decrease in cash and cash equivalents	(474)	(963)

Cash and cash equivalents, beginning of period	1,722	3,559

Cash and cash equivalents, end of period	$1,248	$2,596

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

B. Inventories

Inventories consisted of the following (in thousands):

	October 31, 2010	April 30, 2010
Finished products	$2,067	$2,199
Work in process	1,417	1,237
Raw materials	5,574	4,914

	$9,058	$8,350

For interim reporting, LIFO inventories are computed based on year-to-date quantities and interim changes in price levels. Changes in quantities and price levels are reflected in the interim consolidated financial statements in the period in which they occur.

C. Comprehensive Income

A reconciliation of net earnings and total comprehensive income for the three and six months ended October 31, 2010 and 2009 is as follows (in thousands):

	Three months ended October 31, 2010	Three months ended October 31, 2009
Net earnings	$855	$1,352
Change in cumulative foreign currency translation adjustments	98	109
Change in fair value of cash flow hedge, net of tax	(197)	—

Total comprehensive income	$756	$1,461

	Six months ended October 31, 2010	Six months ended October 31, 2009
Net earnings	$1,512	$2,423
Change in cumulative foreign currency translation adjustments	(18)	213
Change in fair value of cash flow hedge, net of tax	(208)	—

Total comprehensive income	$1,286	$2,636

Assets and liabilities for the Company’s foreign subsidiaries are translated at exchange rates prevailing on the balance sheet date. Revenues and expenses are translated at weighted average exchange rates prevailing during the period and any resulting translation adjustments are reported separately in stockholders’ equity.

D. Segment Information

The following table provides financial information by business segments for the three and six months ended October 31, 2010 and 2009 (in thousands):

	Domestic Operations	International Operations	Corporate	Total
Three months ended October 31, 2010
Revenues from external customers	$22,269	$3,356	$—	$25,625
Intersegment revenues	504	4	(508)	—
Operating earnings (loss) before income taxes	2,112	105	(923)	1,294
Three months ended October 31, 2009
Revenues from external customers	$24,713	$2,375	$—	$27,088
Intersegment revenues	271	310	(581)	—
Operating earnings (loss) before incomes taxes	2,900	206	(911)	2,195
Six months ended October 31, 2010
Revenues from external customers	$43,216	$7,267	$—	$50,483
Intersegment revenues	1,167	647	(1,814)	—
Operating earnings (loss) before incomes taxes	3,697	333	(1,683)	2,347
Six months ended October 31, 2009
Revenues from external customers	$48,071	$5,266	$—	$53,337
Intersegment revenues	691	417	(1,108)	—
Operating earnings (loss) before incomes taxes	5,445	509	(2,002)	3,952

E. Defined Pension Plans

The Company has non-contributory defined benefit pension plans covering substantially all salaried and hourly employees. These plans were amended as of April 30, 2005, no further benefits have been, or will be, earned under the plans, subsequent to the amendment date, and no additional participants will be added to the plans. Contributions of $719,000 were paid to the plans during the six months ended October 31, 2010, and the Company does not expect any contributions to be paid to the plans during the remainder of the current fiscal year. No contributions were made during the comparable periods of the prior year.

Pension expense consisted of the following (in thousands):

	Three months ended October 31, 2010	Three months ended October 31, 2009
Service cost	$-0-	$-0-
Interest cost	240	245
Expected return on plan assets	(289)	(234)
Recognition of net loss	172	187

Net periodic pension expense	$123	$198

	Six months ended October 31, 2010	Six months ended October 31, 2009
Service cost	$-0-	$-0-
Interest cost	480	475
Expected return on plan assets	(578)	(469)
Recognition of net loss	344	347

Net periodic pension expense	$246	$353

F. Credit Arrangement

In July 2009, the Company amended its unsecured revolving credit facility to extend the facility’s expiration date to July 31, 2012, and modify the variable rate component of the interest calculation. Monthly interest payments under the facility, as amended, are calculated at the 30-day LIBOR Market Interest Rate plus a variable rate ranging from 1.575% to 2.175%.

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

G. Long-Term Debt

On August 2, 2010, the Company amended its existing bank agreement covering its unsecured $14 million revolving credit facility to provide for an additional $4 million seven-year term loan secured by the Company’s real property and equipment located in Statesville, North Carolina. The term loan requires monthly principal payments of approximately $17,000, plus interest calculated at the 30-day LIBOR Market Index Rate plus 1.575%, with payment of the outstanding principal balance and any unpaid interest at the term loan maturity date. In June 2010, the Company entered into an interest rate swap agreement whereby the interest rate payable by the Company on the term loan was effectively converted to a fixed interest rate of 4.875%, effective August 2, 2010. The term loan includes financial covenants similar to the unsecured revolving credit facility. The proceeds of the term loan are being used primarily to fund the expansion of the Company’s Statesville, North Carolina manufacturing facilities.

H. Derivative Instruments and Hedging Activities

As described in Note G above, the Company entered into an interest rate swap agreement with an initial notional amount of $4 million, whereby the interest rate payable by the Company on the unpaid balance of the new term loan is effectively converted to a fixed interest rate of 4.875% for the period beginning August 2, 2010, and ending August 1, 2017. The Company entered into this interest rate swap to mitigate future interest rate risk associated with advances under the credit facility. The Company does not use derivatives for trading or speculative purposes. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company did not record any hedge ineffectiveness in earnings during the three months and six months periods ended October 31, 2010 and 2009.

The reduction in fair value of cash flow hedges, net of tax for the three months and six months ended October 31, 2010 was $197,000 and $208,000, respectively. The change in fair value was recorded in the Company’s consolidated balance sheet as a current liability and accumulated other comprehensive loss.

I. Reclassifications

Certain 2009 amounts have been reclassified to conform with the 2010 presentation in the consolidated statements of cash flows. Such reclassifications had no impact on net earnings.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s 2010 Annual Report to Stockholders contains management’s discussion and analysis of financial condition and results of operations at and for the year ended April 30, 2010. The following discussion and analysis describes material changes in the Company’s financial condition since April 30, 2010. The analysis of results of operations compares the three and six months ended October 31, 2010 with the comparable periods of the prior fiscal year.

Results of Operations

Sales for the three months ended October 31, 2010 were $25,625,000, a decrease of 5% from sales of $27,088,000 in the second quarter last year. The decline primarily resulted from a continuing softness in the domestic marketplace for small and mid-sized laboratory projects. Domestic sales were $22,269,000, down from $24,713,000 in the second quarter last year, while international sales were $3,356,000, up from $2,375,000 in the second quarter last year.

Sales for the six months ended October 31, 2010 were $50,483,000, down 5% from sales of $53,337,000, in the same period last year. Domestic operations sales were $43,216,000, down from sales of $48,071,000 in the same period last year. International operations sales were $7,267,000, up from sales of $5,266,000 in the same period last year.

The order backlog was $66.0 million at October 31, 2010, down slightly from $66.9 million at July 31, 2010 and up from $65.2 million at October 31, 2009.

The gross profit margin for the three months ended October 31, 2010 was 21.1% of sales, as compared to 22.9% of sales in the comparable quarter of the prior year. The gross profit margin for the six months ended October 31, 2010 was 20.6% of sales, as compared to 22.4% of sales in the comparable quarter of the prior year. The decreases in gross profit margin percentages for the current year periods were primarily due to aggressive pricing in all of the Company’s markets and the unfavorable impact of lower production volumes.

Operating expenses for the three months ended October 31, 2010 were $4,045,000, or 15.8% of sales, as compared to $3,976,000, or 14.7% of sales, in the comparable period of the prior year. Operating expenses for the six months ended October 31, 2010 were $7,946,000, or 15.7% of sales, as compared to $7,942,000, or 14.9% of sales, in the comparable period of the prior year. The ratio of operating expenses to sales increased for the current year periods as operating expenses were relatively unchanged from the prior year periods while sales declined. Pension expense decreased $75,000 and $107,000 for the three and six months periods ended October 31, 2010, respectively, and incentive compensation expense decreased $52,000 and $211,000, respectively, for these periods. Those increases were offset by increases in various other operating expense categories.

Operating earnings were $1,372,000 and $2,470,000 for the three and six months ended October 31, 2010. This compares to operating earnings of $2,234,000 and $4,032,000 for the comparable periods of the prior year.

Interest expense was $78,000 and $122,000 for the three and six months ended October 31, 2010, respectively, as compared to $39,000 and $80,000 for the comparable periods of the prior year. The increase in interest expense for the current year periods resulted primarily from higher bank borrowings.

Income tax expense of $414,000 and $743,000 was recorded for the three and six months ended October 31, 2010, respectively, as compared to income tax expense of $751,000 and $1,340,000 recorded for the comparable periods of the prior year. The effective tax rates were 32.0% and 31.7% for the three and six months ended October 31, 2010, respectively, and were 34.2% and 33.9% for the three and six months ended October 31, 2009. The effective tax rates for each of the three and six month periods differs from the statutory rate primarily due to the impact of varying income tax rates on income earned by the Company’s foreign subsidiaries. In addition to this factor, the effective tax rates for all the periods were favorably impacted by earned state and federal tax credits. The decrease in the effective tax rates in the current year periods as compared to the prior year periods resulted primarily from the fact that the higher pre-tax earnings levels in the prior year periods were less impacted by earned stated and federal tax credits, and to a lesser extent, the impact of higher pretax earnings in the current year periods from geographic areas with lower statutory income tax rates.

Net earnings attributable to the noncontrolling interest related to the Company’s two subsidiaries that are not 100% owned by the Company were $25,000 and $92,000 for the three and six months ended October 31, 2010, respectively, as compared to $92,000 and $189,000, respectively, for the comparable periods of the prior year. The decrease in the net earnings attributable to the noncontrolling interest in the current periods were due to lower earnings of the two subsidiaries.

Net earnings for the three months ended October 31, 2010 were $855,000, or $0.33 per diluted share, a decrease from net earnings of $1,352,000, or $0.53 per diluted share, in the second quarter of the prior year. Net earnings for the six months were $1,512,000, or $0.59 per diluted share, down from net earnings of $2,423,000, or $0.95 per diluted share, for the same period last year. Earnings for the three and six months periods of the current year were unfavorably impacted by lower sales volume and continued aggressive pricing in all of the Company’s markets.

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

The Company had working capital of $21.8 million at October 31, 2010, compared to $20.1 million at April 30, 2010. The ratio of current assets to current liabilities was 2.2-to-1.0 at October 31, 2010, compared to 2.1-to-1.0 at April 30, 2010. At October 31, 2010, advances of $4,147,000 were outstanding under the Company’s bank revolving credit facility, as compared to advances of $4,872,000 outstanding as of April 30, 2010. Total bank borrowings and capital lease obligations were $8,273,000 at October 31, 2010, as compared to $5,073,000 at April 30, 2010.

The Company’s operations provided cash of $479,000 during the six months ended October 31, 2010. Cash was primarily provided from earnings, which was partially offset by increased accounts receivable of $909,000 and an increase in inventory of $708,000. The Company’s operations provided cash of $2,073,000 during the six months ended October 31, 2009, with cash primarily provided from earnings, which was partially offset by increased accounts receivable of $2,205,000.

During the six months ended October 31, 2010, net cash of $3,712,000 was used in investing activities, primarily for capital expenditures. This compares to the use of $2,283,000 for investing activities in the comparable period of the prior year, primarily for capital expenditures.

The Company’s financing activities provided cash of $2,685,000 during the six months ended October 31, 2010. Cash provided was primarily from the proceeds from $4,000,000 in new long-term debt, partially offset by cash dividends paid of $514,000, and repayment of short-term borrowings of $725,000. The proceeds of the term loan are being used primarily to fund the expansion of the Company’s Statesville, North Carolina manufacturing facilities. Financing activities used cash of $934,000 in the same period for the prior year, which included $461,000 for cash dividends, $144,000 for payments on obligations of capital leases, and repayment of short-term borrowings of $350,000.

Outlook for Third Quarter of Fiscal Year 2011

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

The Company expects that sales and earnings for the second half of fiscal year 2011 will likely improve over the first half of the fiscal year. The Company’s expectations are based on a number of factors, including scheduled delivery dates for orders in the order backlog, a modest recovery in the global economy, and continuing increased sales opportunities in the international marketplace.

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

REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

A review of the interim consolidated financial information included in this Quarterly Report on Form 10-Q for each of the three and six month periods ended October 31, 2010 and October 31, 2009 has been performed by Cherry, Bekaert & Holland, L.L.P., the Company’s independent registered public accounting firm. Their report on the interim consolidated financial information follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have reviewed the accompanying consolidated balance sheet of Kewaunee Scientific Corporation and its subsidiaries (the “Company”) as of October 31, 2010, and the related consolidated statements of operations for the three month and six month periods ended October 31, 2010 and 2009 and the related consolidated statements of cash flows for the six-month periods ended October 31, 2010 and 2009. These interim consolidated financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of April 30, 2010, and the related statements of operations, of stockholders’ equity and of cash flows for the year then ended (not presented herein) and in our report dated July 16, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of April 30, 2010 is fairly stated in all material respects in relation to the consolidated financial statement from which it has been derived.

/s/ Cherry, Bekaert & Holland, L.L.P.

Charlotte, North Carolina

December 10, 2010

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures made on this matter in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2010.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 31, 2010. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of October 31, 2010, the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that all material information required to be filed in this quarterly report is made known to them by others within the Company and its subsidiaries.

(b) Changes in internal controls

There was no significant change in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.	Exhibits

3.1	By-Laws (as amended August 25, 2010) (1)

10.1	Amended and Restated Loan and Security Agreement dated as of August 2, 2010 between Bank of America, N.A. and Kewaunee Scientific Corporation. (2)

10.2	2010 Stock Option Plan for Directors *(3)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The referenced exhibit is a management contract or compensatory plan or arrangement.
(1)	Filed with this Form 10-Q with the Securities and Exchange Commission.
(2)	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on August 4, 2010, and incorporated herein by reference.
(3)	Filed as Appendix A to the Kewaunee Scientific Corporation Proxy Statement for its Annual Meeting of Stockholders on August 25, 2010 (Commission File No. 0-5286) filed on July 23, 2010, and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEWAUNEE SCIENTIFIC CORPORATION (Registrant)

Date: December 13, 2010	By	/s/ D. Michael Parker
D. Michael Parker (As duly authorized officer and Senior Vice President, Finance and Chief Financial Officer)