Form 10-Q
period 2011-01-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2011-03-15
CIK 55529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

or

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

As of March 11, 2011, the registrant had outstanding 2,578,270 shares of Common Stock.

KEWAUNEE SCIENTIFIC CORPORATION

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2011

i

Part 1. Financial Information

Item 1.	Financial Statements

Kewaunee Scientific Corporation

Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three months ended January 31		Nine months ended January 31
	2011	2010	2011	2010
Net Sales	$22,568	$21,814	$73,051	$75,151
Costs of products sold	18,405	17,129	58,472	58,492

Gross profit	4,163	4,685	14,579	16,659
Operating expenses	4,007	3,663	11,953	11,605

Operating earnings	156	1,022	2,626	5,054
Other expense	1	—	—	—
Interest income (expense)	17	(35)	(105)	(115)

Earnings before income taxes	174	987	2,521	4,939
Income tax expense	49	333	792	1,673

Net earnings	125	654	1,729	3,266
Less: net earnings attributable to the noncontrolling interest	39	33	131	222

Net earnings attributable to Kewaunee Scientific Corporation	$86	$621	$1,598	$3,044

Net earnings per share attributable to Kewaunee Scientific Corporation stockholders
Basic	$0.03	$0.24	$0.62	$1.19
Diluted	$0.03	$0.24	$0.62	$1.18

Weighted average number of common shares outstanding (in thousands)
Basic	2,576	2,569	2,574	2,562
Diluted	2,592	2,581	2,583	2,570

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Balance Sheets

(in thousands)

	January 31, 2011	April 30, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,160	$1,722
Restricted cash	544	544
Receivables, less allowance	21,056	26,169
Inventories	10,521	8,350
Deferred income taxes	444	390
Prepaid expenses and other current assets	1,387	1,407

Total current assets	36,112	38,582

Property, plant and equipment, at cost	46,609	43,200
Accumulated depreciation	(29,912)	(29,385)

Net property, plant and equipment	16,697	13,815

Deferred income taxes	738	663
Other	3,645	3,561

Total other assets	4,383	4,224

Total Assets	$57,192	$56,621

Liabilities and Equity
Current liabilities:
Short-term borrowings	$696	$4,872
Current obligations under capital leases	81	82
Current portion of long-term debt	200	—
Accounts payable	8,415	9,540
Employee compensation and amounts withheld	1,781	1,358
Deferred revenue	1,003	586
Other accrued expenses	2,595	2,059

Total current liabilities	14,771	18,497

Obligations under capital leases	58	119
Long-term debt	3,717	—
Accrued employee benefit plan costs	6,104	6,333

Total Liabilities	24,650	24,949
Equity:
Common Stock	6,550	6,550
Additional paid-in-capital	1,010	855
Retained earnings	29,224	28,398
Accumulated other comprehensive loss	(5,150)	(4,898)
Common stock in treasury, at cost	(441)	(472)

Total Kewaunee Scientific Corporation stockholders’ equity	31,193	30,433
Noncontrolling interest	1,349	1,239

Total Equity	32,542	31,672

Total Liabilities and Equity	$57,192	$56,621

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine months ended January 31
	2011	2010
Cash flows from operating activities:
Net earnings	$1,729	$3,266
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	1,816	1,840
Bad debt provision	19	107
Provision for deferred income tax expense	(129)	(21)
Decrease in prepaid income taxes	—	9
Decrease in receivables	5,094	1,412
Increase in inventories	(2,171)	(85)
Decrease in accounts payable and other accrued expenses	(166)	(1,506)
Increase (decrease) in deferred revenue	417	(590)
Other, net	(474)	595

Net cash provided by operating activities	6,135	5,027

Cash flows from investing activities:
Capital expenditures	(4,698)	(3,080)
Increase in restricted cash	—	(50)

Net cash used in investing activities	(4,698)	(3,130)

Cash flows from financing activities:
Proceeds from long-term debt	4,000	—
Payments on long-term debt	(83)	—
Dividends paid	(772)	(719)
Decrease in short-term borrowings	(4,176)	(2,811)
Payments on capital leases	(62)	(186)
Purchase of treasury stock	(68)	(245)
Proceeds from exercise of stock options (including tax benefit)	99	267

Net cash used in financing activities	(1,062)	(3,694)

Effect of exchange rate changes on cash and cash equivalents	63	175

Increase (decrease) in cash and cash equivalents	438	(1,622)

Cash and cash equivalents, beginning of period	1,722	3,559

Cash and cash equivalents, end of period	$2,160	$1,937

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

B. Inventories

Inventories consisted of the following (in thousands):

	January 31, 2011	April 30, 2010
Finished products	$2,828	$2,199
Work in process	1,599	1,237
Raw materials	6,094	4,914

	$10,521	$8,350

For interim reporting, LIFO inventories are computed based on year-to-date quantities and interim changes in price levels. Changes in quantities and price levels are reflected in the interim consolidated financial statements in the period in which they occur.

C. Comprehensive Income

A reconciliation of net earnings and total comprehensive income for the three and nine months ended January 31, 2011 and 2010 is as follows (in thousands):

	Three months ended January 31, 2011	Three months ended January 31, 2010
Net earnings	$86	$621
Change in cumulative foreign currency translation adjustments	(133)	39
Change in fair value of cash flow hedge, net of tax	107	(29)

Total comprehensive income	$60	$631

	Nine months ended January 31, 2011	Nine months ended January 31, 2010
Net earnings	$1,598	$3,044
Change in cumulative foreign currency translation adjustments	(151)	252
Change in fair value of cash flow hedge, net of tax	(101)	(29)

Total comprehensive income	$1,346	$3,267

Assets and liabilities for the Company’s foreign subsidiaries are translated at exchange rates prevailing on the balance sheet date. Revenues and expenses are translated at weighted average exchange rates prevailing during the period and any resulting translation adjustments are reported separately in stockholders’ equity.

D. Segment Information

The following table provides financial information by business segments for the three and nine months ended January 31, 2011 and 2010 (in thousands):

	Domestic Operations	International Operations	Corporate	Total
Three months ended January 31, 2011
Revenues from external customers	$19,108	$3,460	$—	$22,568
Intersegment revenues	1,054	96	(1,150)	—
Operating earnings (loss) before income taxes	774	148	(748)	174
Three months ended January 31, 2010
Revenues from external customers	$19,081	$2,733	$—	$21,814
Intersegment revenues	477	23	(500)	—
Operating earnings (loss) before incomes taxes	1,538	127	(678)	987
Nine months ended January 31, 2011
Revenues from external customers	$62,324	$10,727	$—	$73,051
Intersegment revenues	2,222	743	(2,965)	—
Operating earnings (loss) before incomes taxes	4,470	481	(2,430)	2,521
Nine months ended January 31, 2010
Revenues from external customers	$67,152	$7,999	$—	$75,151
Intersegment revenues	1,169	441	(1,610)	—
Operating earnings (loss) before incomes taxes	6,984	636	(2,681)	4,939

E. Defined Benefit Pension Plans

The Company has non-contributory defined benefit pension plans covering substantially all salaried and hourly employees. These plans were amended as of April 30, 2005, no further benefits have been, or will be, earned under the plans, subsequent to the amendment date, and no additional participants will be added to the plans. Contributions of $719,000 were paid to the plans during the nine months ended January 31, 2011, and the Company does not expect any contributions to be paid to the plans during the remainder of the current fiscal year. No contributions were made during the comparable periods of the prior year.

Pension expense consisted of the following (in thousands):

	Three months ended January 31, 2011	Three months ended January 31, 2010
Service cost	$-0-	$-0-
Interest cost	240	238
Expected return on plan assets	(289)	(235)
Recognition of net loss	172	174

Net periodic pension expense	$123	$177

	Nine months ended January 31, 2011	Nine months ended January 31, 2010
Service cost	$-0-	$-0-
Interest cost	720	713
Expected return on plan assets	(867)	(704)
Recognition of net loss	516	521

Net periodic pension expense	$369	$530

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

G. Long-Term Debt

On August 2, 2010, the Company amended its existing bank agreement covering its unsecured $14 million revolving credit facility to provide for an additional $4 million seven-year term loan secured by the Company’s real property and equipment located in Statesville, North Carolina. The term loan requires monthly principal payments of approximately $17,000, plus interest calculated at the 30-day LIBOR Market Index Rate plus 1.575%, with payment of the outstanding principal balance and any unpaid interest at the term loan maturity date. In June 2010, the Company entered into an interest rate swap agreement whereby the interest rate payable by the Company on the term loan was effectively converted to a fixed interest rate of 4.875%, effective August 2, 2010. The term loan includes financial covenants similar to the unsecured revolving credit facility. The proceeds of the term loan were used primarily to fund the expansion of the Company’s Statesville, North Carolina manufacturing facilities.

H. Derivative Instruments and Hedging Activities

As described in Note G above, the Company entered into an interest rate swap agreement with an initial notional amount of $4 million, whereby the interest rate payable by the Company on the unpaid balance of the new term loan is effectively converted to a fixed interest rate of 4.875% for the period beginning August 2, 2010, and ending August 1, 2017. The Company entered into this interest rate swap to mitigate future interest rate risk associated with advances under the credit facility. The Company does not use derivatives for trading or speculative purposes. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company did not record any hedge ineffectiveness in earnings during the three months and nine months periods ended January 31, 2011 and 2010.

The fair value of cash flow hedges at January 31, 2011 was recorded in the Company’s consolidated balance sheet as a current liability of $211,000 and accumulated other comprehensive loss of $132,000, net of deferred tax of $79,000. See Note C for the change in fair value for the three and nine month periods ended January 31, 2011 and 2010.

I. Reclassifications

Certain 2010 amounts have been reclassified to conform with the 2011 presentation in the consolidated statements of cash flows. Such reclassifications had no impact on net earnings.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s 2010 Annual Report to Stockholders contains management’s discussion and analysis of financial condition and results of operations at and for the year ended April 30, 2010. The following discussion and analysis describes material changes in the Company’s financial condition since April 30, 2010. The analysis of results of operations compares the three and nine months ended January 31, 2011 with the comparable periods of the prior fiscal year.

Results of Operations

Sales for the three months ended January 31, 2011 were $22,568,000, up 3.5% from sales of $21,814,000 in the third quarter last year. Sales for the quarter were unfavorably affected when customers made changes to product designs and delivery dates for several significant orders, including one large international order, that delayed the start of manufacturing and shipment until late in the quarter and into the fourth quarter. Sales also reflect a continuing softness in the domestic marketplace for small and mid-sized laboratory projects. Domestic sales were $19,108,000, relatively flat from $19,081,000 in the third quarter last year, while international sales were $3,460,000, up from $2,733,000 in the third quarter last year.

Sales for the nine months ended January 31, 2011 were $73,051,000, down 2.8% from sales of $75,151,000, in the same period last year. Domestic operations sales were $62,324,000, down from sales of $67,152,000 in the same period last year. International operations sales were $10,727,000, up from sales of $7,999,000 in the same period last year.

The order backlog was $68.2 million at January 31, 2011, as compared to $66.0 million at October 31, 2010 and $65.5 million at January 31, 2010.

The gross profit margin for the three months ended January 31, 2011 was 18.4% of sales, as compared to 21.5% of sales in the comparable quarter of the prior year. The gross profit margin for the nine months ended January 31, 2011 was 20.0% of sales, as compared to 22.2% of sales in the comparable quarter of the prior year. The decreases in gross profit margin percentages for the current year periods were primarily due to aggressive pricing in all of the Company’s markets, increased manufacturing costs resulting from changes in production schedules caused by customer changes in product requirements and delivery dates, an unfavorable product mix, and higher prices paid for epoxy resin raw materials, which are petroleum-based products.

Operating expenses for the three months ended January 31, 2011 were $4,007,000, or 17.8% of sales, as compared to $3,663,000, or 16.8% of sales, in the comparable period of the prior year. The ratio of operating expenses to sales increased for the three months ended January 31, 2011 primarily due to growth in the Company’s international operations and higher costs for compensation and benefits. Operating expenses for the nine months ended January 31, 2011 were $11,953,000, or 16.4% of sales, as compared to $11,605,000, or 15.4% of sales, in the comparable period of the prior year. The ratio of operating expenses to sales increased for the nine months ended January 31, 2011 primarily due to growth in the Company’s international operations while the sales figure in the ratio declined.

Operating earnings were $156,000 and $2,626,000 for the three and nine months ended January 31, 2011. This compares to operating earnings of $1,022,000 and $5,054,000 for the comparable periods of the prior year.

Net interest income/expense was interest income of $17,000 and interest expense of $105,000 for the three and nine months ended January 31, 2011, respectively, as compared to interest expense of $35,000 and $115,000 for the comparable periods of the prior year. The changes in interest expense for the current year periods resulted primarily from lower short-term borrowings.

Income tax expense of $49,000 and $792,000 was recorded for the three and nine months ended January 31, 2011, respectively, as compared to income tax expense of $333,000 and $1,673,000 recorded for the comparable periods of the prior year. The effective tax rates were 28.2% and 31.4% for the three and nine months ended January 31, 2011, respectively, and were 33.7% and 33.9% for the three and nine months ended January 31, 2010. The effective tax rates for each of the three and nine month periods differs from the statutory rate primarily due to the impact of varying income tax rates on income earned by the Company’s foreign subsidiaries and the impact of earned state and federal tax credits. The decrease in the effective tax rates in the current year periods as compared to the prior year periods resulted primarily from the fact that the higher pre-tax earnings levels in the prior year periods were less impacted by earned stated and federal tax credits.

Net earnings attributable to the noncontrolling interest related to the Company’s two subsidiaries that are not 100% owned by the Company were $39,000 and $131,000 for the three and nine months ended January 31, 2011, respectively, as compared to $33,000 and $222,000, respectively, for the comparable periods of the prior year. The changes in the net earnings attributable to the noncontrolling interest were due to slightly higher earnings of the two subsidiaries in the three months ended January 31, 2011 and due to lower earnings for those subsidiaries in the nine months ended January 31, 2011, as compared to the similar prior year periods.

Net earnings for the three months ended January 31, 2011 were $86,000, or $0.03 per diluted share, a decrease from net earnings of $621,000, or $0.24 per diluted share, in the third quarter of the prior year. Net earnings for the nine months were $1,598,000, or $0.62 per diluted share, down from net earnings of $3,044,000, or $1.18 per diluted share, for the same period last year. Earnings for the three and nine month periods of the current year were unfavorably impacted by continued aggressive pricing in all of the Company’s markets, increased manufacturing costs, an unfavorable product mix, and high prices paid for epoxy resin raw materials.

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

The Company had working capital of $21,341,000 at January 31, 2011, compared to $20,085,000 at April 30, 2010. The ratio of current assets to current liabilities was 2.4-to-1.0 at January 31, 2011, compared to 2.1-to-1.0 at April 30, 2010. At January 31, 2011, advances of $696,000 were outstanding under the Company’s bank revolving credit facility, as compared to advances of $4,872,000 outstanding as of April 30, 2010. Total bank borrowings and capital lease obligations were $4,752,000 at January 31, 2011, as compared to $5,073,000 at April 30, 2010.

The Company’s operations provided cash of $6,135,000 during the nine months ended January 31, 2011. Cash was primarily provided from a reduction of $5,094,000 in receivables and from operating earnings, partially offset by an increase in inventories of $2,171,000. The Company’s operations provided cash of $5,027,000 during the nine months ended January 31, 2010, with cash primarily provided from operating earnings and a reduction of $1,412,000 in receivables, partially offset by a decrease of $1,506,000 in accounts payable and accrued expenses.

During the nine months ended January 31, 2011, net cash of $4,698,000 was used in investing activities, primarily for capital expenditures related to the expansion of the Company’s Statesville, North Carolina manufacturing facilities. This compares to the use of $3,130,000 for investing activities in the comparable period of the prior year, primarily for capital expenditures.

The Company’s financing activities used cash of $1,062,000 during the nine months ended January 31, 2011. Uses of cash include $4,176,000 for repayment of short-term borrowings, $772,000 for cash dividends, $83,000 for payments on long-term debt, and $62,000 for payments on obligations of capital leases. Cash of $4,000,000 was provided from new long-term debt, as discussed in Note G, to fund the expansion of the Statesville manufacturing facilities. Financing activities used cash of $3,694,000 in the same period for the prior year, which included $2,811,000 for repayments of short-term borrowings, $719,000 for payments of cash dividends, and $186,000 for payments on obligations of capital leases.

Outlook for Fourth Quarter of Fiscal Year 2011

The Company’s ability to predict future demand for its products continues to be limited given, among other general economic factors affecting the Company and its markets, the Company’s role as subcontractor or supplier to dealers for subcontractors, and the fact that demand for its products is dependent upon the number of laboratory construction projects planned and/or current progress in projects already under construction. Customer changes to product designs and delivery dates for orders may also delay the start of manufacturing and shipment of orders, which in return may impact the timing of sales revenue and increase manufacturing costs.

The Company expects that sales and earnings for the fourth quarter of fiscal year 2011 will likely improve over the third quarter of the fiscal year. The Company’s expectations are based on a number of factors, including the projected manufacturing and shipment of several orders that were delayed in the third quarter, an expected improved product mix over the third quarter, and the scheduled delivery dates for order in the order backlog.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Certain statements in this report constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could significantly impact results or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, economic, competitive, governmental, and technological factors affecting the Company’s operations, customer changes to product designs, customer changes to delivery dates, markets, products, services, and prices, as well as prices for certain raw materials and energy. The cautionary statements made pursuant to the Reform Act herein and elsewhere by the Company should not be construed as exhaustive. The Company cannot always predict what factors would cause actual results to differ materially from those indicated by the forward-looking statements. In addition, readers are urged to consider statements that include the terms “believes”, “belief”, “expects”, “plans”, “objectives”, “anticipates”, “intends” or the like to be uncertain and forward-looking. Over time, the Company’s actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by the Company’s forward-looking statements, and such difference might be significant and harmful to stockholders’ interests. Many important factors that could cause such a difference are described under the caption “Risk Factors,” in Item 1A of the Company’s 2010 Annual Report on Form 10-K.

REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

A review of the interim consolidated financial information included in this Quarterly Report on Form 10-Q for each of the three and nine month periods ended January 31, 2011 and January 31, 2010 has been performed by Cherry, Bekaert & Holland, L.L.P., the Company’s independent registered public accounting firm. Their report on the interim consolidated financial information follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have reviewed the accompanying consolidated balance sheet of Kewaunee Scientific Corporation and its subsidiaries (the “Company”) as of January 31, 2011, and the related consolidated statements of operations for the three month and nine month periods ended January 31, 2011 and 2010 and the related consolidated statements of cash flows for the nine-month periods ended January 31, 2011 and 2010. These interim consolidated financial statements are the responsibility of the Company’s management.

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

March 11, 2011

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures made on this matter in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2010.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of January 31, 2011. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of January 31, 2011, the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that all material information required to be filed in this quarterly report is made known to them by others within the Company and its subsidiaries.

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

KEWAUNEE SCIENTIFIC CORPORATION (Registrant)

Date: March 15, 2011	By	/s/ D. Michael Parker
D. Michael Parker (As duly authorized officer and Senior Vice President, Finance and Chief Financial Officer)