Form 10-K
period 2011-04-30
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2011-07-15
CIK 55529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2011 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act: (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of shares of voting stock held by non-affiliates of the registrant was approximately $23,391,414, based on the last reported sale price of the registrant’s Common Stock on October 29, 2010, the last business day of the registrant’s most recently completed second fiscal quarter. Only shares beneficially owned by directors of the registrant (excluding shares subject to options) and each person owning more than 10% of the outstanding Common Stock of the registrant were excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of July 11, 2011, the registrant had outstanding 2,579,083 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: Those portions of the Company’s proxy statement for use in connection with Kewaunee Scientific Corporation’s annual meeting of stockholders to be held on August 24, 2011, indicated in this report are incorporated by reference into Part III hereof.

PART I

Item1. Business

GENERAL

Our principal business is the design, manufacture, and installation of laboratory, technical and laminate furniture products. Laboratory furniture products include both steel and wood cabinetry, fume hoods, adaptable modular systems, moveable workstations, environmentally friendly casework, biological safety cabinets and epoxy resin counters and sinks. Technical furniture products include column systems, slotted-post systems, pedestal systems and stand-alone benches. Laminate furniture includes laminate casework, systems and related products for educational, healthcare and industrial applications.

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

We hold various patents and patent rights, but do not consider that our success or growth is dependent upon our patents or patent rights. Our business is not dependent upon licenses, franchises, concessions, trademarks, royalty agreements, or labor contracts.

Our business is not generally cyclical, although sales are sometimes lower during our third quarter because of slower construction activity in certain areas of the country during the winter months. Our business is not dependent on any one or a few customers; however, sales to our national distributor, VWR International, LLC, represented approximately 14%, 10%, and 13% of sales in each of fiscal years 2011, 2010, and 2009, respectively.

Our order backlog at April 30, 2011 was $65.7 million, as compared to $68.9 million at April 30, 2010 and $62.7 million at April 30, 2009. All but $14.3 million of the backlog at April 30, 2011 was scheduled for shipment during fiscal year 2012; however, it may reasonably be expected that delays in shipments will occur because of customer rescheduling or delay in completion of projects which involve the installation of our products. Based on scheduled shipment dates and past experience, we estimate that more than 70 percent of our order backlog at April 30, 2011 will be shipped during fiscal year 2012.

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

RESEARCH AND DEVELOPMENT

The amount spent and expensed by us during the fiscal year ended April 30, 2011 on research and development activities related to new or redesigned products was $1,181,000. The amounts spent for similar purposes in the fiscal years ended April 30, 2010 and 2009 were $1,296,000 and $1,108,000, respectively.

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

EMPLOYEES

At April 30, 2011, we had 475 domestic and 123 international full-time employees.

OTHER INFORMATION

Our Internet address is www.kewaunee.com. We make available, free of charge through this web site, our annual report to stockholders. Our Form 10-K and 10-Q financial reports may be obtained by stockholders by writing the Secretary of the Company, Kewaunee Scientific Corporation, P.O. Box 1842, Statesville, NC 28687-1842. The public may also obtain information on our reports, proxy, and information statements at the SEC Internet site www.sec.gov. The reference to our website does not constitute incorporation by reference of any information contained at that site.

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

We have substantial sales to one large customer. That distributor accounted for approximately 14% of our net sales in fiscal year 2011. Loss of all or a part of our sales to a large customer would have a material effect on our revenues and profits.

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

Item 2. Properties

We own and operate three adjacent manufacturing facilities in Statesville, North Carolina. These facilities also house our corporate offices, as well as sales and marketing, administration, engineering and drafting personnel. These facilities together comprise approximately 413,000 square feet and are located on approximately 20 acres of land. In addition, at April 30, 2011, we leased our primary distribution facility and other warehouse facilities totaling 220,000 square feet in Statesville, North Carolina. In Bangalore, India we also lease and operate a manufacturing facility comprising 55,000 square feet, a warehouse facility comprising 11,000 square feet, and a facility comprising 7,000 square feet that houses sales and administrative offices. The Company’s real property and equipment located in Statesville, North Carolina are pledged as collateral for the Company’s $4 million seven-year term loan. We believe our facilities are suitable for their respective uses and are adequate for our current needs.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011
High	$14.89	$12.25	$14.17	$14.25
Low	$10.54	$10.33	$10.89	$11.00
Close	$11.31	$11.21	$13.72	$11.10

2010
High	$12.60	$16.00	$15.88	$16.42
Low	$9.20	$12.00	$12.80	$13.01
Close	$11.90	$13.25	$14.37	$13.19

As of July 11, 2011, we estimate there were approximately 1,000 stockholders of our common shares, of which 205 were stockholders of record. We paid cash dividends of $0.40, $0.38, and $0.32 for fiscal years 2011, 2010, and 2009, respectively. We expect to pay dividends in the future in line with our actual and anticipated future operating results.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

See Item 12 in this Form 10-K for a discussion of securities authorized for issuance under our equity compensation plans.

Item 6. Selected Financial Data

The following table sets forth our selected consolidated financial information for each of the years ended April 30, 2011, 2010, 2009, 2008, and 2007; this information is derived from our audited Consolidated Financial Statements, the most recent three years of which appear elsewhere herein. The data presented below should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

	Years Ended April 30
$ and shares in thousands, except per share amounts	2011	2010	2009	2008	2007
OPERATING STATEMENT DATA:
Net sales	$100,003	$99,093	$103,978	$89,510	$81,441
Costs of products sold	80,719	77,690	82,605	70,338	66,355

Gross profit	19,284	21,403	21,373	19,172	15,086
Operating expenses	16,127	15,576	14,289	13,559	11,728

Operating earnings	3,157	5,827	7,084	5,613	3,358
Other income (expense)	4	1	(28)	47	53
Interest expense	(199)	(157)	(280)	(294)	(670)

Earnings before income taxes	2,962	5,671	6,776	5,366	2,741
Income tax expense	864	1,921	2,264	1,733	902

Net earnings	2,098	3,750	4,512	3,633	1,839
Less: net earnings attributable to noncontrolling interest	248	178	265	499	299

Net earnings attributable to Kewaunee Scientific Corporation	$1,850	$3,572	$4,247	$3,134	$1,540

Weighted average shares outstanding:
Basic	2,575	2,564	2,555	2,530	2,493
Diluted	2,585	2,575	2,561	2,557	2,495

PER SHARE DATA:
Net earnings attributable to Kewaunee Scientific Corporation
Basic	$0.72	$1.39	$1.66	$1.24	$0.62
Diluted	0.72	1.39	1.66	1.23	0.62
Cash dividends	0.40	0.38	0.32	0.28	0.28
Year-end book value	12.21	11.83	10.54	10.56	9.64

	As of April 30
$ in thousands	2011	2010	2009	2008	2007
BALANCE SHEET DATA:
Current assets	$42,379	$38,582	$37,545	$33,182	$28,514
Current liabilities	20,264	18,497	18,663	17,262	16,183
Net working capital	22,115	20,085	18,882	15,920	12,331
Net property, plant and equipment	16,575	13,815	11,369	11,825	11,255
Total assets	63,058	56,621	52,529	50,606	45,240
Total borrowings/long-term debt	10,574	5,073	6,141	5,027	4,325
Kewaunee Scientific Corporation Stockholders’ equity	31,491	30,433	26,953	26,947	24,048

OTHER DATA:
Capital expenditures	$5,247	$4,239	$1,500	$2,546	$1,724
Year-end stockholders of record	206	208	212	214	225
Year-end employees (domestic)	475	462	466	448	433

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

INTRODUCTION

Kewaunee Scientific Corporation is a recognized leader in the design, manufacture, and installation of scientific laboratory, technical and laminate furniture. The Company’s corporate headquarters are located in Statesville, North Carolina. The Company’s manufacturing facilities are located in Statesville and Bangalore, India. The Company has subsidiaries in Singapore and Bangalore that serve the Asian and Middle East markets. Kewaunee Scientific’s website is located at www.kewaunee.com.

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

It is common in the laboratory and laminate furniture industries for customer orders to require delivery at extended future dates, as products are frequently to be installed in buildings yet to be constructed. Changes or delays in building construction may cause delays in delivery of the orders and our recognition of the sale. Since prices are normally quoted on a firm basis in the industry, we bear the burden of possible increases in labor and material costs between quotation of an order and delivery of the product. The impact of such possible increases is considered when determining the sales price. The principal raw materials and products manufactured by others used in our products are cold-rolled carbon and stainless steel, hardwood lumbers and plywood, paint, chemicals, resins, hardware, plumbing and electrical fittings. Such materials and products are purchased from multiple suppliers and are typically readily available.

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

Revenue Recognition

A portion of our product sales result from fixed-price construction contracts. We are usually in the role of a subcontractor, but in some cases may enter into a contract directly with the end-user of the products. Our contract arrangements normally do not contain a general right of return relative to the delivered items. Product sales resulting from fixed-price construction contracts are generated from multiple-element arrangements that require separate units of accounting and estimates regarding the fair value of individual elements. The Company has determined that its multiple-element arrangements that qualify as separate units of accounting are (1) product sales and (2) installation services. There is objective and reliable evidence of fair value for both the product sales and installation services, and allocation of arrangement consideration for each of these units is based on their relative fair values. Each of these elements represents individual units of accounting, as the delivered item has value to a customer on a stand-alone basis. The Company’s products are regularly sold on a stand-alone basis to customers which provides vendor-specific objective evidence of fair value. The fair value of installation services is separately calculated using expected costs of installation services. Many times the value of installation services is calculated using price quotations from subcontractors to the Company, who perform installation services on a stand-alone basis. Assuming all other criteria for revenue recognition have been met, we recognize revenue for product sales at the date of shipment. Product sales resulting from purchase orders involve a purchase order received by us from our dealers or our stocking distributor. This category includes product sales for standard products, as well as products which require some customization. These sales are recognized under the terms of the purchase order which generally are freight on board (“FOB”) shipping point and do not include rights of return. Accordingly, these sales are recognized at the time of shipment.

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

Inventories

The majority of inventories are valued at the lower of cost or market under the last-in, first-out (“LIFO”) method. The LIFO method allocates the most recent costs to cost of products sold, and, therefore, recognizes into operating results fluctuations in raw materials and other inventory costs more quickly than other methods. Inventories at our international subsidiaries are measured on the first-in, first-out (“FIFO”) method.

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

RESULTS OF OPERATIONS

Sales for fiscal year 2011 were $100.0 million, an increase of 1% from fiscal year 2010 sales of $99.1 million. Domestic Operations sales for fiscal year 2011 were $84.1 million, a decrease of 4% from the prior year. Sales in the domestic marketplace reflect lower sales of small and mid-sized projects due to the economic slowdown. International Operations sales for fiscal year 2011 were $15.9 million, an increase of 38% from the prior year, as the international marketplace continued to recover from the economic slowdown.

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

Our order backlog was $65.7 million at April 30, 2011, as compared to $68.9 million at April 30, 2010, and $62.7 million at April 30, 2009.

Gross profit represented 19.3%, 21.6%, and 20.6% of sales in fiscal years 2011, 2010, and 2009, respectively. The decrease in gross profit margin for fiscal year 2011 was primarily due to increased competitive pricing in the marketplace and higher costs for steel and epoxy resin raw materials. The increase in gross profit margin in fiscal year 2010 from fiscal year 2009 was primarily due to savings from alternative sources of raw materials and components, cost improvements, and increased manufacturing efficiencies in the first half of the year associated with higher production volumes.

Operating expenses were $16.1 million, $15.6 million, and $14.3 million in fiscal years 2011, 2010, and 2009, respectively, and 16.1%, 15.7%, and 13.7% of sales, respectively. The increase in operating expenses in fiscal year 2011 as compared to fiscal year 2010 resulted primarily from an increase in operating expenses of $433,000 for expanded international operations, an increase of $189,000 in sales and marketing expenses, an increase of $129,000 in depreciation expense, and an increase of $104,000 in stock option expense. These increases were partially offset by a decrease in pension expense of $251,000 and a decrease in bad debt expense of $101,000. The increase in operating expenses for fiscal year 2010 as compared to fiscal year 2009 resulted primarily from an increase of $1.0 million in pension expense, an increase of $219,000 in sales and marketing expenses, and an increase of $98,000 in depreciation expense. The impact of these items was partially offset by a decrease of $596,000 in compensation earned under performance incentive plans.

Other income was $4,000 and $1,000 in fiscal years 2011 and 2010, respectively. Other expense was $28,000 in fiscal year 2009.

Interest expense was $199,000, $157,000, and $280,000 in fiscal years 2011, 2010, and 2009, respectively. The increase in interest expense for fiscal year 2011 was due to higher levels of bank borrowings. The decrease in interest expense for fiscal year 2010 from fiscal year 2009 was primarily from lower levels of bank borrowings.

Income tax expense of $864,000, or 29.2% of pretax earnings, was recorded for fiscal year 2011. Income tax expense of $1,921,000, or 33.9% of pretax earnings, was recorded for fiscal year 2010. Income tax expense of $2,264,000, or 33.4% of pretax earnings, was recorded in fiscal year 2009. The effective tax rate for each of these years is lower than the statutory rate due to the favorable impact of tax rates for the Company’s international subsidiaries and the impact of state and federal tax credits. The lower effective tax rate for fiscal year 2011 also reflects the fact that a greater portion of pretax earnings were attributable to international subsidiaries which have lower rates.

Net earnings attributable to the noncontrolling interest related to our two subsidiaries that are not 100% owned by the Company were $248,000, $178,000, and $265,000, for fiscal years 2011, 2010, and 2009, respectively. The changes in the net earnings attributable to the noncontrolling interest for each year were due to changes in the levels of net income of the subsidiaries.

Net earnings in fiscal year 2011 were $1,850,000, or $0.72 per diluted share. Net earnings in fiscal year 2010 were $3,572,000, or $1.39 per diluted share. Net earnings in fiscal year 2009 were $4,247,000, or $1.66 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity have historically been funds generated from operating activities, supplemented as needed by borrowings under our revolving credit facility. Additionally, certain machinery and equipment are financed by non-cancelable operating leases or capital leases. We believe that these sources of funds will be sufficient to support ongoing business requirements, including capital expenditures, through fiscal year 2012.

At April 30, 2011, we had advances of $6.6 million outstanding under our unsecured $14 million revolving credit facility. The credit facility matures in July 2012. See Note 3 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report for additional information concerning our credit facility.

The following table summarizes the cash payment obligations for our lease arrangements and long-term loan as of April 30, 2011:

PAYMENTS DUE BY PERIOD

($ in thousands)

Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	After 5 years
Operating Leases	$7,473	$2,091	$2,423	$1,590	$1,369
Capital Leases, including interest	126	89	37	—	—
Long-term Loan	3,867	200	400	400	2,867

Total Contractual Cash Obligations	$11,466	$2,380	$2,860	$1,990	$4,236

Most of our leases are for machinery and equipment and provide us with renewal and purchase options and certain early cancellation rights. We do not have any off balance sheet arrangements at April 30, 2011.

Operating activities provided cash of $1.3 million in fiscal year 2011, primarily from operating earnings and an increase in accounts payable, partially offset by increases in accounts receivable and inventory. Operating activities provided cash of $4.5 million in fiscal year 2010, primarily from operating earnings and an increase in accounts payable and other accrued expenses, partially offset by increases in accounts receivable and inventory. Operating activities provided cash of $2.1 million in fiscal year 2009, primarily from operating earnings and a decrease in prepaid income taxes, partially offset by increases in accounts receivable and inventory. The majority of the April 30, 2011 accounts receivable balances are expected to be collected during the first quarter of fiscal year 2012, with the exception of retention amounts on fixed-price contracts which are collected when the entire construction project is completed and all retention funds are paid by the owner.

As discussed above, no further benefits have been, or will be, earned under our pension plans after April 30, 2005, and no additional participants have been, or will be, added to the plans. We made contributions to the plans in fiscal year 2011 in the amount of $719,000, and we expect to make contributions to the plans in fiscal year 2012 in the amount of $402,000. We did not make any contributions to the plans in fiscal years 2010 and 2009.

Capital expenditures were $5.2 million, $4.2 million, and $1.5 million in fiscal years 2011, 2010, and 2009, respectively. The increase in capital expenditures in fiscal year 2011 was primarily attributable to the completion of the expansion and remodeling of our Statesville facilities. The increase in expenditures in fiscal year 2010 as compared to fiscal year 2009 was primarily attributable to the expansion of the Company’s India operations and Statesville facilities. Capital expenditures in fiscal year 2011 were primarily funded by long-term bank financing. Capital expenditures in fiscal years 2010 and 2009 were funded primarily from cash generated by operating activities. Fiscal year 2012 capital expenditures are anticipated to be approximately $1.5 million, with the majority of these expenditures for manufacturing equipment. The fiscal year 2012 expenditures are expected to be funded primarily by operating activities, supplemented as needed by borrowings under our revolving credit facility.

Working capital increased to $22.1 million at April 30, 2011, from $20.1 million at April 30, 2010, and the ratio of current assets to current liabilities was 2.1-to-1.0 at April 30, 2011 and 2010. The increase in working capital for fiscal year 2011 was primarily due to proceeds from long-term debt and cash flow from operations.

We paid cash dividends of $0.40, $0.38, and $0.32 per share in fiscal years 2011, 2010, and 2009, respectively. We expect to pay dividends in the future in line with our actual and anticipated future operating results.

RECENT ACCOUNTING STANDARDS

New Accounting Standards In December 2008, the Financial Accounting Standards Board (“FASB”) issued new guidance regarding disclosures about plan assets of defined benefit pension or other postretirement plans. This guidance, which is now part of FASB Accounting Standards Codification (“ASC”) 715, “Compensation – Retirement Benefits,” is effective for financial statements issued for fiscal years ending after December 15, 2009, and was adopted by the Company effective April 30, 2010. See Note 8, “Retirement Benefits” for the new disclosures required by this guidance.

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

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement 162.” This statement modified the GAAP hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative. SFAS 168 also established the FASB Accounting Standards Codification™ as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP in the United States. All guidance contained in the Codification carries an equal level of authority. Effective July 1, 2009, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification is nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. All accounting references in this Annual Report on Form 10-K have been updated and, accordingly, references to prior accounting standards have been replaced with FASB ASC references as appropriate.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.” The revised guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) other valuation technique that is consistent with the principles of “Topic 820.” ASU 2009-05 was effective for reporting periods beginning after issuance. The adoption of this standard did not have a significant impact on the Company’s consolidated financial position or results of operations.

In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force.” It updates the existing multiple-element revenue arrangements guidance currently included under FASB ASC 605-25, “Revenue Recognition, Multiple-element Arrangements.” The revised guidance primarily provides two significant changes: (i) eliminates the need for objective and reliable evidence of fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and (ii) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance expands the disclosure requirements for revenue recognition. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. The Company adopted this standard effective May 1, 2011. The Company does not expect the adoption of this standard to have a significant impact on the Company’s consolidated financial position or results of operations.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements.” This update requires the following new disclosures: (i) the amounts of significant transfer in and out of Level 1 and Level 2 fair value measurements and a description of the reasons for the transfer; and (ii) a reconciliation for fair value measurements using significant unobservable inputs (Level 3), including separate information about purchases, sales, issuance, and settlements. The update also clarifies existing requirements about fair value measurement disclosures and disclosures about inputs and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods, beginning after December 15, 2009, except for the reconciliation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. The Company adopted this guidance effective May 1, 2010. The adoption of this standard did not have a significant impact on the Company’s consolidated financial position or results of operations.

In April 2010, the FASB issued ASU 2010-17, “Revenue Recognition – Milestone Method (Topic 605).” This update provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a study or achieving a specific result from the research or development efforts. An entity often recognizes these milestone payments as revenue in their entirety upon achieving the related milestone, commonly referred to as the milestone method. The amendments in ASU 2010-17 are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The Company adopted this standard effective May 1, 2011. The Company does not expect the adoption of this standard to have a significant impact on the Company’s consolidated financial position or results of operations.

OUTLOOK

Our current expectations are that fiscal year 2012 will again be profitable for the Company. However, we are unable to predict the timing and strength of the global economic recovery and its short-term and long-term impact on our operations and the markets in which we complete. The future demand for our products also continues to be limited given the Company’s role as subcontractor or supplier to dealers for subcontractors. In addition to the above factors affecting the Company and our markets, demand for our products is also dependent upon the number of laboratory construction projects planned and/or current progress in projects already under construction. Our earnings are also impacted by increased costs of raw materials, including stainless steel, wood, and epoxy resin, and whether we are able to increase product prices to customers in amounts that correspond to such increases without materially and adversely affecting sales. Additionally, since prices are normally quoted on a firm basis in the industry, we bear the burden of possible increases in labor and material costs between the quotation of an order and delivery of a product.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in the area of interest rates. This exposure is associated with advances outstanding under our bank line of credit and certain lease obligations for production machinery, all of which are priced on a floating rate basis. Advances outstanding under the bank line of credit were $6.6 million at April 30, 2011. In June 2010, the Company entered into an interest rate swap agreement whereby the interest rate payable by the Company on the $4 million term loan was effectively converted to a fixed rate of 4.875% effective August 2, 2010. In July 2009, the Company entered into an interest rate swap agreement whereby the interest rate payable by the Company on $2 million of outstanding advances under the revolving credit facility effectively converted to a fixed interest rate of 3.9% for the period beginning August 3, 2009, and ending August 1, 2012. The Company entered into this interest rate swap to mitigate future interest rate risk associated with advances under the credit facility. We believe that our exposure to market risk is not material.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, Management concluded the Company maintained effective internal control over financial reporting as of April 30, 2011.

/s/ William A. Shumaker
President
Chief Executive Officer

/s/ D. Michael Parker
Senior Vice President, Finance
Chief Financial Officer

July 15, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS

OF KEWAUNEE SCIENTIFIC CORPORATION

STATESVILLE, NORTH CAROLINA

We have audited the accompanying consolidated balance sheets of Kewaunee Scientific Corporation and subsidiaries (the “Company”) as of April 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended April 30, 2011. Our audits also included the financial statement schedule listed in the index at Item 15(a). These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of April 30, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 2011, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of April 30, 2011 included in the accompanying “Report of Management on Internal Control over Financial Reporting,” and, accordingly, we do not express an opinion thereon.

/s/ CHERRY, BEKAERT & HOLLAND, L.L.P.
Charlotte, North Carolina

July 15, 2011

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended April 30	Kewaunee Scientific Corporation

$ and shares in thousands, except per share amounts	2011	2010	2009

Net sales	$100,003	$99,093	$ 103,978
Costs of products sold	80,719	77,690	82,605

Gross profit	19,284	21,403	21,373
Operating expenses	16,127	15,576	14,289

Operating earnings	3,157	5,827	7,084
Other income (expense)	4	1	(28)
Interest expense	(199)	(157)	(280)

Earnings before income taxes	2,962	5,671	6,776
Income tax expense	864	1,921	2,264

Net earnings	2,098	3,750	4,512
Less: net earnings attributable to the noncontrolling interest	248	178	265

Net earnings attributable to Kewaunee Scientific Corporation	$ 1,850	$ 3,572	$ 4,247

Net earnings per share attributable to Kewaunee Scientific Corporation stockholders
Basic	$ 0.72	$ 1.39	$ 1.66
Diluted	$ 0.72	$ 1.39	$ 1.66

Weighted average number of Common shares outstanding
Basic	2,575	2,564	2,555
Diluted	2,585	2,575	2,561

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND STOCKHOLDERS’ EQUITY

Kewaunee Scientific Corporation

$ in thousands, except per share amounts	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at April 30, 2008	$6,550	$489	$(424)	$22,373	$(2,041)	$26,947

Comprehensive Income:
Net earnings	—	—	—	4,247	—	4,247
Foreign currency translation adjustments	—	—	—	—	(633)	(633)
Change in unrecognized actuarial loss on pension obligations, net of tax	—	—	—	—	(2,847)	(2,847)

Total comprehensive income						767

Cash dividends declared, $.32 per share	—	—	—	(818)	—	(818)
Stock options exercised, 21,000 shares	—	55	130	—	—	185
Stock options granted, 38,500 shares	—	70	—	—	—	70
Purchase of treasury stock, 15,968 shares	—	—	(198)	—	—	(198)

Balance at April 30, 2009	6,550	614	(492)	25,802	(5,521)	26,953

Comprehensive Income:
Net earnings	—	—	—	3,572	—	3,572
Foreign currency translation adjustments	—	—	—	—	307	307
Change in unrecognized actuarial loss on pension obligations, net of tax	—	—	—	—	347	347
Change in fair value of cash flow hedge, net of tax	—	—	—	—	(31)	(31)

Total comprehensive income						4,195

Cash dividends declared, $.38 per share	—	—	—	(976)	—	(976)
Stock options exercised, 37,500 shares	—	121	316	—	—	437
Stock options granted, 47,200 shares	—	120	—	—	—	120
Purchase of treasury stock, 20,959 shares	—	—	(296)	—	—	(296)

Balance at April 30, 2010	6,550	855	(472)	28,398	(4,898)	30,433

Comprehensive Income:
Net earnings	—	—	—	1,850	—	1,850
Foreign currency translation adjustments	—	—	—	—	21	21
Change in unrecognized actuarial loss on pension obligations, net of tax	—	—	—	—	54	54
Change in fair value of cash flow hedge, net of tax	—	—	—	—	(107)	(107)

Total comprehensive income						1,818

Cash dividends declared, $.40 per share	—	—	—	(1,030)	—	(1,030)
Stock options exercised, 13,850 shares	—	11	140	—	—	151
Stock options granted, 136,400 shares	—	225	—	—	—	225
Purchase of treasury stock, 8,323 shares	—	—	(106)	—	—	(106)

Balance at April 30, 2011	$6,550	$1,091	$(438)	$29,218	$(4,930)	$31,491

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

April 30	Kewaunee Scientific Corporation

$ and shares in thousands, except per share amounts	2011	2010

ASSETS
Current Assets
Cash and cash equivalents	$2,402	$1,722
Restricted cash	553	544
Receivables, less allowance: $250 (2011); $259 (2010)	27,346	26,169
Inventories	10,466	8,350
Deferred income taxes	431	390
Prepaid expenses and other current assets	1,181	1,407

Total Current Assets	42,379	38,582
Property, Plant and Equipment, Net	16,575	13,815

Other Assets
Deferred income taxes	399	663
Other	3,705	3,561

Total Other Assets	4,104	4,224

Total Assets	$63,058	$56,621

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$6,588	$4,872
Current obligations under capital leases	83	82
Current portion of long-term debt	200	—
Accounts payable	9,770	9,540
Employee compensation and amounts withheld	1,435	1,358
Deferred revenue	1,108	586
Other accrued expenses	1,080	2,059

Total Current Liabilities	20,264	18,497
Obligations under capital leases	36	119
Long-term debt	3,667	—
Accrued employee benefit plan costs	6,075	6,333

Total Liabilities	30,042	24,949

Commitments and Contingencies (Note 7)
Stockholders’ Equity
Common stock, $2.50 par value, Authorized - 5,000 shares; Issued - 2,620 shares; Outstanding - 2,578 shares (2011); 2,573 shares (2010)	6,550	6,550
Additional paid-in-capital	1,091	855
Retained earnings	29,218	28,398
Accumulated other comprehensive loss	(4,930)	(4,898)
Common stock in treasury, at cost: 42 shares (2011); 47 shares (2010)	(438)	(472)

Total Kewaunee Scientific Corporation Stockholders’ Equity	31,491	30,433

Noncontrolling Interest	1,525	1,239

Total Equity	33,016	31,672

Total Liabilities and Stockholders’ Equity	$63,058	$56,621

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended April 30	Kewaunee Scientific Corporation

$ in thousands	2011	2010	2009

Cash Flows from Operating Activities
Net earnings	$2,098	$3,750	$4,512
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	2,487	2,348	2,263
Bad debt provision	60	163	139
Provision for deferred income tax expense	223	(393)	547
Decrease in prepaid income taxes	—	9	803
Increase in receivables	(1,237)	(1,806)	(4,578)
Increase in inventories	(2,116)	(511)	(855)
Increase in prepaid pension cost	—	—	(297)
(Decrease) increase in accounts payable and other accrued expenses	(672)	977	(296)
Increase (decrease) in deferred revenue	522	(712)	631
Other, net	(94)	708	(769)

Net cash provided by operating activities	1,271	4,533	2,100

Cash Flows from Investing Activities
Capital expenditures	(5,247)	(4,239)	(1,500)
(Increase) decrease in restricted cash	(9)	(88)	24

Net cash used in investing activities	(5,256)	(4,327)	(1,476)

Cash Flows from Financing Activities
Dividends paid	(1,030)	(976)	(818)
Dividends paid to noncontrolling interest in subsidiaries	—	(383)	(504)
Net increase (decrease) in short-term borrowings	1,716	(848)	1,169
Proceeds from long-term debt	4,000	—	—
Payments on capital leases	(82)	(220)	(362)
Payments on long-term debt	(133)	—	—
Net proceeds from exercise of stock options (including tax benefit)	34	141	57

Net cash provided by (used in) financing activities	4,505	(2,286)	(458)

Effect of exchange rate changes on cash, net	160	243	(391)

Increase (decrease) in Cash and Cash Equivalents	680	(1,837)	(225)
Cash and Cash Equivalents at Beginning of Year	1,722	3,559	3,784

Cash and Cash Equivalents at End of Year	$2,402	$1,722	$3,559

Supplemental Disclosure of Cash Flow Information
Interest paid	$174	$157	$291
Income taxes paid	$1,474	$1,308	$994
Purchase of fixed assets under capital leases	$—	$—	$307
Fixed assets in accounts payable	$—	$555	$—

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

Kewaunee Scientific Corporation (the “Company”) is a manufacturer of laboratory, technical, and laminate furniture products. Products include steel and wood cabinetry, fume hoods, flexible systems, worksurfaces, workstations, workbenches, computer enclosures, and laminate casework. The Company’s sales are made through purchase orders and contracts submitted by customers, dealers and agents, a national stocking distributor, competitive bids submitted by the Company, and its subsidiaries located in Singapore and Bangalore, India. The majority of the Company’s products are sold to customers located in North America, primarily within the United States. The Company’s laboratory products are used in chemistry, physics, biology, and other general science laboratories in the pharmaceutical, biotechnology, industrial, chemical, commercial, educational, government, and health care markets. Technical products are used in facilities manufacturing computers and light electronics, and by users of computer and networking furniture. Laminate casework is used in educational, healthcare, and industrial applications.

Principles of Consolidation The Company’s consolidated financial statements include the accounts of Kewaunee Scientific Corporation and its four international subsidiaries. A brief description of each subsidiary, along with the amount of the Company’s controlling financial interests, is as follows: (1) Kewaunee Labway Asia Pte. Ltd., a dealer for the Company’s products in Singapore, is 51% owned by the Company; (2) Kewaunee Labway India Pvt. Ltd., a dealer for the Company’s products in Bangalore, India, is 90% owned by Kewaunee Labway Asia, Pte. Ltd.; (3) Kewaunee Scientific Corporation India Pvt. Ltd. in Bangalore, India, a manufacturing and assembly operation, is 100% owned by the Company, and (4) Kewaunee Scientific Corporation Singapore Pte. Ltd., a holding company in Singapore, is 100% owned by the Company. All intercompany balances, transactions, and profits have been eliminated. Included in the consolidated financial statements are net assets of $7,580,000 and $6,906,000 at April 30, 2011 and 2010, respectively, of the Company’s subsidiaries. Net sales by the Company’s subsidiaries in the amount of $15,882,000, $11,532,000, and $13,728,000 were included in the consolidated statements of operations for fiscal years 2011, 2010, and 2009, respectively.

Cash and Cash Equivalents Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less. During the years ended April 30, 2011 and 2010, the Company had cash deposits in excess of FDIC insured limits. The Company has not experienced any losses from such deposits.

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

Inventories The majority of inventories are valued at the lower of cost or market under the last-in, first-out (“LIFO”) method. The LIFO method allocates the most recent costs to cost of products sold; and, therefore, recognizes into operating results fluctuations in costs of raw materials more quickly than other methods. Inventories at our international subsidiaries are measured on the first-in, first-out (“FIFO”) method.

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

$ in thousands	2011	2010	Useful Life
Land	$41	$41	N/A
Building and improvements	14,390	10,321	10-40 years
Machinery and equipment	28,285	32,838	5-10 years

Total	42,716	43,200
Less accumulated depreciation	(26,141)	(29,385)

Net property, plant and equipment	$16,575	$13,815

At April 30, 2011 and 2010, equipment financed under capital leases with a cost of $307,000 and $477,000, respectively, was included in machinery and equipment. Management reviews the carrying value of property, plant and equipment for impairment whenever changes in circumstances or events indicate that such carrying value may not be recoverable. If projected undiscounted cash flows are not sufficient to recover the carrying value of the potentially impaired asset, the carrying value is reduced to estimated fair value. There were no impairments in fiscal years 2011 and 2010.

Other Assets Other assets at April 30, 2011 and 2010 included $3,504,000 and $3,461,000, respectively, of assets held in a trust account for non-qualified benefit plans and $71,000 and $100,000, respectively, of cash surrender values of life insurance policies. Life insurance policies are recorded at the amount that could be realized under the insurance contract as of the date of the Company’s consolidated balance sheet with the change in cash surrender or contract value being recorded as income or expense during each period. Other assets at April 30, 2011 also included $131,000 for the noncurrent portion of notes receivable.

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

Effective May 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820 which provides a framework for measuring fair value under accounting principles generally accepted in the United States (“GAAP”). The adoption of this statement had an immaterial impact on our consolidated financial statements. The Company also adopted the deferral provisions, which delayed the effective date of ASC 820 for all nonrecurring fair value measurements of non-financial assets and liabilities until our fiscal year ended April 30, 2010.

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

The following tables summarize the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring and nonrecurring basis as of April 30, 2011 and 2010 (in thousands):

	2011
Financial Assets	Level 1	Level 2	Level 3	Total
Trading securities held in deferred compensation plan (1)	$3,504	$—	$—	$3,504
Cash surrender value of life insurance policies (1)	—	71	—	71
Note receivable (3)	—	—	238	238

Total	$3,504	$71	$238	$3,813

Financial Liabilities
Deferred compensation plans (2)	$—	$3,726	$—	$3,726
Interest rate swap derivative	—	221	—	221

Total	$—	$3,947	$—	$3,947

	2010
Financial Assets	Level 1	Level 2	Level 3	Total
Trading securities held in deferred compensation plan (1)	$3,461	$—	$—	$3,461
Cash surrender value of life insurance policies (1)	—	100	—	100
Note receivable (3)	—	—	314	314

Total	$3,461	$100	$314	$3,875

Financial Liabilities
Deferred compensation plans (2)	$—	$3,667	$—	$3,667
Interest rate swap derivative	—	49	—	49

Total	$—	$3,716	$—	$3,716

(1)	The Company maintains an executive compensation plan which includes investment assets in a rabbi trust. These assets consist of marketable securities, which are valued using quoted market prices multiplied by the number of shares owned, and the cash surrender value of life insurance policies.
(2)	The deferred compensation plan liability is equal to the individual participants’ account balances under the plan.
(3)	Measured on a non-recurring basis.

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

Deferred revenue consists of customer deposits and advance billings of the Company’s products where sales have not yet been recognized. Accounts receivable includes retainage in the amounts of $3,081,000 and $2,557,000 at April 30, 2011 and 2010, respectively. Shipping and handling costs are included in cost of sales. Because of the nature and quality of the Company’s products, any warranty issues are determined in a relatively short period after the sale and are infrequent in nature, and as such, warranty costs are immaterial to the Company’s consolidated financial position and results of operations and are expensed as incurred.

Product sales resulting from fixed-price construction contracts involve a signed contract for a fixed price to provide the Company’s laboratory furniture and fume hoods for a construction project. The Company is usually in the role of a subcontractor, but in some cases may enter into a contract directly with the end-user of the products. Contract arrangements normally do not contain a general right of return relative to the delivered items. Product sales resulting from fixed-price construction contracts are generated from multiple-element arrangements that require separate units of accounting and estimates regarding the fair value of individual elements. The Company has determined that its multiple-element arrangements that qualify as separate units of accounting are (1) product sales and (2) installation services. There is objective and reliable evidence of fair value for both the product sales and installation services, and allocation of arrangement consideration for each of these units is based on their relative fair values. Each of these elements represent individual units of accounting, as the delivered item has value to a customer on a stand-alone basis. The Company’s products are regularly sold on a stand-alone basis to customers which provides vendor-specific objective evidence of fair value. The fair value of installation services is separately calculated using expected costs of installation services. Many times the value of installation services is calculated using price quotations from subcontractors to the Company who perform installation services on a stand-alone basis.

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

Credit Concentration Credit risk is generally not concentrated with any one customer or industry, although the Company does enter into large contracts with individual customers from time to time. The Company performs credit evaluations of its customers. Revenues from the Company’s national stocking distributor, VWR International, LLC, represented approximately 14%, 10%, and 13% of the Company’s total sales in fiscal years 2011, 2010 and 2009, respectively.

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

Research and Development Costs Research and development costs are charged to expense in the periods incurred. Expenditures for research and development costs were $1,181,000, $1,296,000, and $1,108,000 for the fiscal years ended April 30, 2011, 2010, and 2009, respectively.

Advertising Costs Advertising costs are expensed as incurred, and include trade shows, training materials, sales samples, and other related expenses. Advertising costs for the years ended April 30, 2011, 2010, and 2009 were $398,000, $347,000, and $249,000, respectively.

Derivative Financial Instruments The Company records derivatives on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The nature of the Company’s business activities involves the management of various financial and market risks, including those related to changes in interest rates. The Company does not enter into derivative instruments for speculative purposes. In June 2010, the Company entered into an interest rate swap agreement whereby the interest rate payable by the Company on the term loan was effectively converted to a fixed rate of 4.875% beginning August 2, 2010. In July 2009, the Company entered into an interest rate swap agreement whereby the interest rate payable by the Company on $2 million of outstanding advances under the revolving credit facility was effectively converted to a fixed interest rate of 3.9% for the period beginning August 3, 2009, and ending August 1, 2012. The Company entered into these interest rate swap arrangements to mitigate future interest rate risk associated with its loan balances. (See Note 3.)

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

Earnings Per Share Basic earnings per share is based on the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the assumed exercise and conversion of outstanding options under the Company’s stock option plans, except when options have an antidilutive effect. Accordingly, options to purchase shares of 118,900, 73,725, and 153,050 at April 30, 2011, 2010, and 2009, respectively were not included in earnings per share. These options were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares at that date, and accordingly, such options would have an antidilutive effect.

The following is a reconciliation of basic to diluted weighted average common shares outstanding (in thousands):

	2011	2010	2009
Weighted average common shares outstanding
Basic	2,575	2,564	2,555
Dilutive effect of stock options	10	11	6

Weighted average common shares outstanding—diluted	2,585	2,575	2,561

Accounting for Stock Options Compensation costs related to all stock awards granted by the Company are charged against income during their vesting period, under ASC 718, “Compensation – Stock Compensation,” for stock options. The Company granted stock options for 136,400, 47,200 and 38,500 shares during fiscal years 2011, 2010 and 2009, respectively. (See Note 5.)

Reclassifications Certain 2010 and 2009 amounts have been reclassified to conform with the 2011 presentation in the consolidated statements of operations and statements of cash flows. Such reclassifications had no impact on net earnings.

New Accounting Standards In December 2008, the Financial Accounting Standards Board (“FASB”) issued new guidance regarding disclosures about plan assets of defined benefit pension or other postretirement plans. This guidance, which is now part of FASB Accounting Standards Codification (“ASC”) 715, “Compensation – Retirement Benefits,” is effective for financial statements issued for fiscal years ending after December 15, 2009, and was adopted by the Company effective April 30, 2010. See Note 8, “Retirement Benefits” for the new disclosures required by this guidance.

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

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement 162.” This statement modified the GAAP hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative. SFAS 168 also established the FASB Accounting Standards Codification™ as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP in the United States. All guidance contained in the Codification carries an equal level of authority. Effective July 1, 2009, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification is nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. All accounting references in this Annual Report on Form 10-K have been updated and, accordingly, references to prior accounting standards have been replaced with FASB ASC references as appropriate.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.” The revised guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) other valuation technique that is consistent with the principles of “Topic 820.” ASU 2009-05 was effective for reporting periods beginning after issuance. The adoption of this standard did not have a significant impact on the Company’s consolidated financial position or results of operations.

In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force.” It updates the existing multiple-element revenue arrangements guidance currently included under FASB ASC 605-25, “Revenue Recognition, Multiple-element Arrangements.” The revised guidance primarily provides two significant changes: (i) eliminates the need for objective and reliable evidence of fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and (ii) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance expands the disclosure requirements for revenue recognition. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. The Company adopted this standard effective May 1, 2011. The Company does not expect the adoption of this standard to have a significant impact on the Company’s consolidated financial position or results of operations.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements.” This update requires the following new disclosures: (i) the amounts of significant transfer in and out of Level 1 and Level 2 fair value measurements and a description of the reasons for the transfer; and (ii) a reconciliation for fair value measurements using significant unobservable inputs (Level 3), including separate information about purchases, sales, issuance, and settlements. The update also clarifies existing requirements about fair value measurement disclosures and disclosures about inputs and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods, beginning after December 15, 2009, except for the reconciliation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. The Company adopted this guidance effective May 1, 2010. The adoption of this standard did not have a significant impact on the Company’s consolidated financial position or results of operations.

In April 2010, the FASB issued ASU 2010-17, “Revenue Recognition – Milestone Method (Topic 605).” This update provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a study or achieving a specific result from the research or development efforts. An entity often recognizes these milestone payments as revenue in their entirety upon achieving the related milestone, commonly referred to as the milestone method. The amendments in ASU 2010-17 are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The Company adopted this standard effective May 1, 2011. The Company does not expect the adoption of this standard to have a significant impact on the Company’s consolidated financial position or results of operations.

Note 2—Inventories

Inventories consisted of the following at April 30:

$ in thousands	2011	2010
Finished goods	$2,887	$2,199
Work-in-process	1,697	1,237
Materials and components	5,882	4,914

Total inventories	$10,466	$8,350

At April 30, 2011 and 2010, the Company’s international subsidiaries inventories were $824,000 and $1,394,000, respectively, measured using the first-in, first-out (“FIFO”) method. If all of the Company’s inventories had been determined using the FIFO method at April 30, 2011 and 2010, reported inventories would have been $1.5 million and $1.7 million greater, respectively. During fiscal years 2011 and 2010, the LIFO index was less than 100% due to lower prices paid for certain materials. This reduction resulted in a liquidation of LIFO inventory quantities carried at higher costs prevailing in prior years as compared with the cost of purchases in fiscal years 2011 and 2010, the effect of which decreased the cost of sales by $216,000 and $248,000, respectively.

Note 3—Long-term Debt and Other Credit Arrangements

On August 2, 2010, the Company amended its existing bank agreement covering its unsecured $14 million revolving credit facility to provide for an additional $4 million seven-year term loan secured by the Company’s real property and equipment located in Statesville, North Carolina. The term loan requires monthly principal payments of $17,000, plus interest calculated at the 30-day LIBOR Market Index Rate plus 1.575%, with payment of the outstanding principal balance and any unpaid interest at the term loan maturity date. In June 2010, the Company entered into an interest rate swap agreement whereby the interest rate payable by the Company on the term loan was effectively converted to a fixed rate of 4.875% beginning August 2, 2010. Scheduled annual principal payments for the term loan are $200,000 for fiscal years 2012 through 2017, and $2,667,000 for fiscal year 2018.

In July 2009, the Company amended its unsecured $14 million revolving credit facility to extend the facility’s expiration date to July 31, 2012, and modify the variable rate component of the interest calculation. Monthly interest payments under the facility, as amended, are payable calculated at the 30-day LIBOR Market Interest Rate plus a variable rate ranging from 1.575% to 2.175%. The borrowing rate at April 30, 2011 was 1.786%, including a variable rate adjustment of 1.575%. At April 30, 2011, there were advances of $6,588,000 outstanding under the facility. The credit facility includes financial covenants with respect to certain ratios, including (a) debt-to-net worth, (b) fixed charge coverage, and (c) asset coverage. At April 30, 2011 and 2010, the Company was in compliance with all of the financial covenants. In July 2009, the Company entered into an interest rate swap agreement whereby the interest rate payable by the Company on $2 million of outstanding advances under the revolving credit facility effectively converted to a fixed rate of 3.9% for the period beginning August 3, 2009 and ending August 1, 2012.

Obligations for leases classified as capital leases were $119,000 at April 30, 2011; scheduled lease payments for the capital leases, including interest, are $89,000 and $37,000 for fiscal years 2012 and 2013, respectively.

Note 4—Income Taxes

Income tax expense consisted of the following:

$ in thousands	2011	2010	2009
Current tax expense (benefit):
Federal	$300	$1,680	$1,072
State and local	124	419	233
Foreign	185	226	413

Total current tax expense	609	2,325	1,718

Deferred tax expense (benefit):
Federal	170	(611)	420
State and local	83	78	111
Foreign	2	129	15

Total deferred tax expense	255	(404)	546

Net income tax expense	$864	$1,921	$2,264

The reasons for the differences between the above net income tax expense and the amounts computed by applying the statutory federal income tax rates to earnings before income taxes are as follows:

$ in thousands	2011	2010	2009
Income tax expense at statutory rate	$1,007	$1,928	$2,304
State and local taxes, net of federal income tax benefit (expense)	96	234	189
Tax credits (state, net of federal benefit)	(122)	(227)	(265)
Effects of differing US and foreign tax rates	(155)	48	(36)
Decrease in valuation allowance	—	—	(8)
Other items, net	38	(62)	80

Net income tax expense	$864	$1,921	$2,264

Significant items comprising deferred tax assets and liabilities as of April 30 were as follows:
$ in thousands	2011	2010
Deferred tax assets:
Accrued employee benefit expenses	$366	$254
Allowance for doubtful accounts	97	101
Deferred compensation	1,449	1,426
Tax credits	423	481
Unrecognized actuarial loss, defined benefit plans	3,075	3,109
Other	(25)	(69)

Total deferred tax assets	5,385	5,302

Deferred tax liabilities:
Book basis in excess of tax basis of property, plant and equipment	(2,370)	(2,149)
Prepaid pension	(2,161)	(2,072)
Other	(24)	(28)

Total deferred tax liabilities	(4,555)	(4,249)

Net deferred tax assets (liabilities)	$830	$1,053

Deferred tax assets classified in the balance sheet:
Current	$431	$390
Long-term	399	663

Net deferred tax assets (liabilities)	$830	$1,053

At April 30, 2011, the Company had federal tax credit carryforwards in the amount of $63,000 expiring beginning in 2020 and state tax credit carryforwards in the amount of $359,000, net of federal benefit, expiring beginning in 2012. Due to the expiration schedule of the tax credits and a review of future taxable income required to utilize such credits before their expiration, no valuation allowance was recorded at April 30, 2011.

Note 5—Stock Options and Share-Based Compensation

During fiscal year 2011, the stockholders approved the 2010 Stock Option Plan for Directors (the “2010 Plan”), which allowed the Company to grant options on 100,000 shares of the Company’s common stock. Under this plan each eligible director will be granted options to purchase 10,000 shares at the fair market value at the date of grant for a term of five years. These options will be exercisable in four equal installments, one-fourth becoming exercisable on the next August 1 following the date of grant, and one-fourth becoming exercisable on August 1 of each of the next three years. At April 30, 2011, there were 20,000 shares available for future grants under the 2010 Plan.

During fiscal year 2009, the stockholders approved the 2008 Key Employee Stock Option Plan (the “2008 Plan”), which allowed the Company to grant options on 300,000 shares of the Company’s common stock. This plan replaced the Company’s previous stock option plans, but certain unexercised options previously granted under the old plans remain outstanding. Under both plans, options were granted at not less than the fair market value at the date of grant and options are exercisable in such installments, for such terms (up to 10 years), and at such times, as the Board of Directors may determine at the time of the grant. At April 30, 2011, there were 165,300 shares available for future grants under the 2008 Plan.

The Company recorded stock-based compensation expense in accordance with ASC 718. In order to determine the fair value of stock options on the date of grant, the Company applied the Black-Scholes option pricing model. Inherent in the model are assumptions related to expected stock-price volatility, option life, risk-free interest rate, and dividend yield. For stock options granted during the fiscal years 2011, 2010, and 2009, the Company believes that its historical share option experience does not provide a reasonable basis upon which to estimate expected term. The stock options granted have the “plain-vanilla” characteristics as defined in SEC Staff Accounting Bulletin No. 107 (SAB 107). The Company utilized the Safe Harbor option “Simplified Method” to determine the expected term of these options in accordance with the guidance of SAB 107 for options granted. The Company intends to continue to utilize the “Simplified Method” for future grants in accordance with the guidance of SAB 110 until such time that the Company believes that its historical share option experience will provide a reasonable basis to estimate expected term. The fair value of the options granted as shown below was estimated using the Black-Scholes model with the following assumptions:

	2011		2010	2009
	2008 Plan	2010 Plan
Options granted	56,400	80,000	47,200	38,500
Weighted average expected stock price volatility	47.53%	57.63%	46.02%	39.04%
Expected option life	6.25 years	3.75 years	6.25 years	6.25 years
Average risk-free interest rate	1.80%	0.95%	2.76%	2.81%
Average dividend yield	2.95%	2.95%	3.22%	1.82%
Estimated fair value of each option	$3.79	$3.83	$4.42	$5.16

The stock-based compensation expense is recorded over the vesting period (4 years) for the options granted, net of tax. The Company recorded $139,000, $70,000 and $46,000 compensation expense net of $86,000, $51,000 and $24,000 deferred income tax benefit in fiscal years 2011, 2010, and 2009, respectively. The remaining compensation expense of $384,000, net of $244,000 deferred income tax benefit, will be recorded over the remaining vesting periods.

The Company utilized treasury stock to satisfy stock options exercised during fiscal years 2011, 2010, and 2009. Stock option activity and weighted average exercise price is summarized as follows:

	2011		2010		2009
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	158,925	$12.86	153,050	$12.25	136,550	$11.50
Granted	136,400	10.64	47,200	12.66	38,500	14.69
Canceled	(1,675)	11.83	(3,825)	11.77	(1,000)	12.00
Exercised	(13,850)	9.71	(37,500)	10.22	(21,000)	11.86

Outstanding at end of year	279,800	11.94	158,925	12.86	153,050	12.25

Exercisable at end of year	81,588	12.86	66,656	11.67	87,475	10.35

The number of options outstanding, exercisable, and their weighted average exercise prices were within the following price ranges at April 30, 2011:

	Exercise Price Range
	$9.10-$12.66	$14.69-$14.90

Options outstanding	206,450	73,350
Weighted average exercise price	$10.93	$14.79
Weighted average remaining contractual life (years)	8.11	6.84
Aggregate intrinsic value	$107,000	$—

Options exercisable	35,888	45,700
Weighted average exercise price	$$10.37	$$14.81
Aggregate intrinsic value	$44,000	$—

Note 6—Accumulated Other Comprehensive Income (Loss)

The Company’s other comprehensive income (loss) consists of unrealized gains and losses on the translation of the assets, liabilities, and equity of its foreign subsidiaries, changes in the fair value of its cash flow hedges, and additional minimum pension liability adjustments, net of income taxes. The before tax income (loss), related income tax effect, and accumulated balances are as follows:

$ in thousands	Cash Flow Hedge	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balance at April 30, 2008	$—	$343	$(2,384)	$(2,041)
Foreign currency translation adjustment	—	(633)	—	(633)
Change in unrecognized actuarial loss, defined benefit plans	—	—	(4,568)	(4,568)
Income tax effect	—	—	1,721	1,721

Balance at April 30, 2009	—	(290)	(5,231)	(5,521)
Foreign currency translation adjustment	—	307	—	307
Change in fair value of cash flow hedges	(49)	—	—	(49)
Change in unrecognized actuarial loss, defined benefit plans	—	—	377	377
Income tax effect	18	—	(30)	(12)

Balance at April 30, 2010	(31)	17	(4,884)	(4,898)
Foreign currency translation adjustment	—	21	—	21
Change in fair value of cash flow hedges	(172)	—	—	(172)
Change in unrecognized actuarial loss, defined benefit plans	—	—	88	88
Income tax effect	65	—	(34)	31

Balance at April 30, 2011	$(138)	$38	$(4,830)	$(4,930)

Note 7—Commitments and Contingencies

The Company entered into a 10-year operating lease for a new distribution center in fiscal year 2003. During fiscal years 2009 and 2007, the Company entered into several leases related to a new Enterprise Resource Planning System (ERP) that were classified as capital leases. The Company also leases some of its machinery and equipment under non-cancelable operating leases. Most of these leases provide the Company with renewal and purchase options, and most leases of machinery and equipment have certain early cancellation rights. Rent expense for these operating leases was $2,323,000, $2,380,000, and $1,928,000 in fiscal years 2011, 2010, and 2009, respectively. Future minimum payments under the above non-cancelable lease arrangements for the years ended April 30 are as follows:

$ in thousands	Operating	Capital
2012	$2,091	$89
2013	1,440	37
2014	983	—
2015	858	—
2016	732	—
Thereafter	1,369	—

Total minimum lease payments	7,473	126
Less: amount representing interest	—	(7)

Capital lease obligation	$7,473	$119

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

$ in thousands	2011	2010
Accumulated Benefit Obligation, April 30	$17,328	$15,775

Change in Projected Benefit Obligations
Projected benefit obligations, beginning of year	$15,775	$13,421
Interest cost	959	951
Actuarial loss	1,328	2,122
Actual benefits paid	(734)	(719)

Projected benefit obligations, end of year	17,328	15,775

Change in Plan Assets
Fair value of plan assets, beginning of year	13,110	11,086
Actual return (loss) on plan assets	1,884	2,743
Employer contributions	719	—
Actual benefits paid	(734)	(719)

Fair value of plan assets, end of year	14,979	13,110

Funded status – over (under)	$(2,349)	$(2,665)

$ in thousands	2011	2010
Amounts Recognized in the Consolidated Balance Sheets consist of:
Noncurrent assets	$—	$—
Noncurrent liabilities	(2,349)	(2,665)

Net amount recognized	$(2,349)	$(2,665)

Amounts recognized in accumulated other comprehensive income (loss) consist of:
Net actual loss	$7,905	$7,993
Deferred tax benefit	(3,075)	(3,109)

After-tax actuarial loss	$4,830	$4,884

Weighted-Average Assumptions Used to Determine Benefit Obligations at April 30
Discount rate	5.60%	6.00%
Rate of compensation increase	N/A	N/A

Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended April 30
Discount rate	6.00%	7.04%
Expected long-term return on plan assets	8.75%	8.75%
Rate of compensation increase	N/A	N/A

The components of the net periodic pension cost (income) for each of the fiscal years ended April 30 are as follows:

$ in thousands	2011	2010	2009
Interest cost	$959	$951	$895
Expected return on plan assets	(1,155)	(938)	(1,353)
Recognition of net loss	687	694	161

Net periodic pension cost (income)	$491	$707	$(297)

The estimated net actuarial loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the fiscal year 2012 is $632,000.

The Company’s funding policy is to contribute to the plans when pension laws and economics either require or encourage funding. Contributions of $719,000 were made to the plan in fiscal year 2011. No contributions were made to the plans in fiscal years 2010 and 2009. The Company anticipates that contributions in the amount of $402,000 will be required for fiscal year 2012.

The following benefit payments are expected to be paid from the benefit plans in the fiscal years ended April 30:

$ in thousands	Amount
2012	$908
2013	$969
2014	$1,037
2015	$1,094
2016	$1,158
2017-2021	$6,211

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

In fiscal years 2011, 2010, and 2009 the Company used a Yield Curve technique methodology to determine its GAAP discount rate. Under this approach, future benefit payment cash flows are projected from the pension plan on a projected benefit obligation basis. The payment stream is discounted to a present value using an interest rate applicable to the timing of each respective cash flow. The graph of these time-dependent interest rates is known as a yield curve. For the 2011 and 2010 fiscal years, the interest rates comprising the Yield Curve are determined through a statistical analysis performed by the IRS and issued each month in the form of a pension discount curve. For this purpose, the universe of possible bonds consists of a set of bonds which are designated as corporate, have high quality ratings (AAA, AA, or A) from nationally recognized statistical rating organizations, and have at least $250 million in par amount outstanding on at least one day during the reporting period. A 1% increase/decrease in the discount rate for fiscal years 2011 and 2010 would decrease/increase pension expense by approximately $212,000 and $108,000, respectively.

The Company employs a total return investment approach, whereby a mix of equities and fixed-income investments are used to attempt to maximize the long-term return on plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, as well as growth, value, and small and large capitalizations. The target allocations based on the Company’s investment policy was 70% in equity securities and 30% in fixed-income securities at April 30, 2011 and 65% in equity securities and 35% in fixed income securities at April 30, 2010. A 1% increase/decrease in the expected return on assets for fiscal years 2011 and 2010 would decrease/increase pension expense by approximately $132,000 and $107,000, respectively.

Plan assets by asset categories as of April 30, 2011 and 2010 were as follows:

$ in thousands	2011		2010
Asset Category	Amount	%	Amount	%
Equity Securities	$11,342	76	$8,827	67
Fixed Income Securities	3,458	23	3,994	30
Cash and Cash Equivalents	179	1	289	3

Totals	$14,979	100	$13,110	100

The following tables present the fair value of the assets in our defined benefit pension plans at April 30, 2011 and 2010:

	2011

Asset Category	Level 1	Level 2	Level 3
Large Cap	$6,382	$—	—
Small/Mid Cap	1,603	—	—
International	1,492	—	—
Emerging Markets	1,278	—	—
Real Estate/Commodities	587	—	—
Fixed Income	3,458	—	—
Cash and Cash Equivalents	179	—	—

Totals	$14,979	$—	$—

	2010

Asset Category	Level 1	Level 2	Level 3
Large Cap	$4,810	$—	$—
Small/Mid Cap	1,308	—	—
International	1,275	—	—
Emerging Markets	1,068	—	—
Real Estate/Commodities	366	—	—
Fixed Income	3,994	—	—
Cash and Cash Equivalents	289	—	—

Totals	$13,110	$—	$—

Level 1 retirement plan assets include United States currency held by a designated trustee and equity funds of common and preferred securities issued by domestic and foreign corporations. These equity funds are traded actively on exchanges and price quotes for these shares are readily available.

Defined Contribution Plan

The Company has a defined contribution plan covering substantially all salaried and hourly employees. The plan provides benefits to all employees who have attained age 21, completed three months of service, and who elect to participate. The plan provides that the Company make matching contributions equal to 100% of the employee’s qualifying contribution up to 3% of the employee’s compensation, and make matching contributions equal to 50% of the employee’s contributions between 3% and 5% of the employee’s compensation, resulting in a maximum employer contribution equal to 4% of the employee’s compensation. Additionally, the plan provides that the Company may elect to make a non-matching contribution for participants employed by the Company on December 31 of each year up to 1% of the participant’s qualifying compensation for that calendar year. The Company’s contributions to the plan in fiscal years 2011, 2010, and 2009 were $847,000, $862,000, and $853,000, respectively.

Note 9—Segment Information

The Company’s operations are classified into two business segments: Domestic Operations and International Operations. The Domestic Operations segment principally designs, manufactures, and installs scientific and technical furniture, including steel and wood laboratory cabinetry, fume hoods, laminate casework, flexible systems, worksurfaces, workstations, workbenches, and computer enclosures. The International Operations segment, which consists of four foreign subsidiaries as identified in Note 1, provides both the Company’s products and services, including facility design, detailed engineering, construction, and project management from the planning stage through testing and commissioning of laboratories.

Intersegment transactions are recorded at normal profit margins. All intercompany balances and transactions have been eliminated. Certain corporate expenses shown below have not been allocated to the business segments.

The following table shows revenues, earnings, and other financial information by business segment for each of the three years ended April 30:

$ in thousands	Domestic Operations	International Operations	Corporate	Total
Fiscal Year 2011
Revenues from external customers	$84,121	$15,882	$—	$100,003
Intersegment revenues	3,825	1,297	(5,122)	—
Depreciation	2,312	175	—	2,487
Operating earnings (loss) before income taxes	5,150	1,008	(3,196)	2,962
Income tax expense (benefit)	1,650	188	(974)	864
Net earnings attributable to noncontrolling interest	—	248	—	248
Net earnings (loss) attributable to Kewaunee Scientific Corporation	3,500	572	(2,222)	1,850
Segment assets	52,812	10,246	—	63,058
Expenditures for segment assets	5,070	177	—	5,247
Revenues (excluding intersegment) to customers in foreign countries	2,663	15,882	—	18,545

Fiscal Year 2010
Revenues from external customers	$87,561	$11,532	$—	$99,093
Intersegment revenues	1,630	448	(2,078)	—
Depreciation	2,219	129	—	2,348
Operating earnings (loss) before income taxes	8,138	902	(3,369)	5,671
Income tax expense (benefit)	2,618	354	(1,051)	1,921
Net earnings attributable to noncontrolling interest	—	178	—	178
Net earnings (loss) attributable to Kewaunee Scientific Corporation	5,520	370	(2,318)	3,572
Segment assets	46,348	10,273	—	56,621
Expenditures for segment assets	2,575	1,664	—	4,239
Revenues (excluding intersegment) to customers in foreign countries	2,385	11,532	—	13,917

0$ in thousands	Domestic Operations	International Operations	Corporate	Total
Fiscal Year 2009
Revenues from external customers	$90,250	$13,728	$—	$103,978
Intersegment revenues	2,362	1,031	(3,393)	—
Depreciation	2,221	42	—	2,263
Operating earnings (loss) before income taxes	8,141	1,366	(2,731)	6,776
Income tax expense (benefit)	2,743	428	(907)	2,264
Net earnings attributable to noncontrolling interest	—	265	—	265
Net earnings (loss) attributable to Kewaunee Scientific Corporation	5,398	673	(1,824)	4,247
Segment assets	45,598	6,931	—	52,529
Expenditures for segment assets	1,438	62	—	1,500
Revenues (excluding intersegment) to customers in foreign countries	668	13,728	—	14,396
Note 10—Consolidated Quarterly Data (Unaudited) Selected quarterly financial data for fiscal years 2011 and 2010 were as follows:
$ in thousands, except per share amounts	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2011
Net sales	$24,858	$25,625	$22,568	$26,952
Gross profit	4,999	5,417	4,163	4,705
Net earnings	724	880	125	369
Less: net earnings attributable to the noncontrolling interest	67	25	39	117
Net earnings attributable to Kewaunee Scientific Corporation	657	855	86	252

Net earnings per share attributable to Kewaunee Scientific Corporation
Basic	0.26	0.33	0.03	0.10
Diluted	0.26	0.33	0.03	0.10

Cash dividends per share	0.10	0.10	0.10	0.10

Fiscal Year 2010
Net sales	$26,249	$27,088	$21,814	$23,942
Gross profit	5,764	6,210	4,685	4,744
Net earnings	1,168	1,444	654	484
Less: net earnings (loss) attributable to the noncontrolling interest	97	92	33	(44)
Net earnings attributable to Kewaunee Scientific Corporation	1,071	1,352	621	528

Net earnings per share attributable to Kewaunee Scientific Corporation
Basic	0.42	0.53	0.24	0.20
Diluted	0.42	0.53	0.24	0.20

Cash dividends per share	0.08	0.10	0.10	0.10

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 333-18417, No. 333-98963, and No. 333-160276) of Kewaunee Scientific Corporation of our report dated July 15, 2011 relating to the consolidated financial statements and consolidated financial statement schedule, which report appears in this Form 10-K.

/s/ CHERRY, BEKAERT & HOLLAND, L.L.P.
Charlotte, North Carolina

July 15, 2011

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are intended to ensure that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 (the “Exchange Act”) is properly and timely recorded, processed, summarized, and reported. Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures as of April 30, 2011 pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to provide reasonable assurance that we are able to collect, process, record, and disclose, within the required time periods, the information we are required to disclose in the reports filed with the Securities and Exchange Commission. In designing disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives, and that management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Nevertheless, we believe that our disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, Management concluded the Company maintained effective internal control over financial reporting as of April 30, 2011.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

(a)	The information appearing in the sections entitled “Election of Directors” and “Meetings and Committees of the Board” included in our Proxy Statement for use in connection with our annual meeting of stockholders to be held on August 24, 2011 (the “ Proxy Statement”) is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of our most recently completed fiscal year.

(b)	The names and ages of our executive officers as of July 1, 2011 and their business experience during the past five years are set forth below:

Executive Officers

Name	Age	Position
William A. Shumaker	63	President and Chief Executive Officer

D. Michael Parker	59	Senior Vice President, Finance, Chief Financial Officer, Treasurer and Secretary
David M. Rausch	52	Senior Vice President, Construction Services General Manager, Laminate Furniture Division
K. Bain Black	65	Vice President, General Manager Technical Furniture Group
Dana L. Dahlgren	55	Vice President, Sales and Marketing Laboratory Products Group
Elizabeth D. Phillips	34	Vice President, Human Resources
Kurt P. Rindoks	53	Vice President, Engineering and Product Development
Keith D. Smith	42	Vice President, Manufacturing
Sudhir K. (Steve) Vadehra	64	Vice President, International Operations

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

David M. Rausch joined Kewaunee Scientific in March 1994 as Manager of Estimating and was promoted to Southeast Regional Sales Manager in December 1996, then to Director of Sales for Network Storage Systems products in May 2000. In August 2001, he was promoted to Project Sales Manager, and in this position, he also had direct management responsibility for the Estimating Department. Mr. Rausch was elected Vice President of Construction Services in June 2007. In June 2011, he was elected Senior Vice President of Construction Services and General Manager of the Laminate Furniture Division.

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

The following table sets forth certain information as of April 30, 2011 with respect to compensation plans under which our equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by Security Holders:

2000 Key Employee Stock Option Plan	65,100	$12.78	—

2008 Key Employee Stock Option Plan	134,700	$12.31	165,300

2010 Stock Option Plan for Directors	80,000	$10.64	20,000

Equity Compensation Plans not approved by Security Holders:	—	—	—

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed or incorporated by reference as part of this Annual Report:

Schedule II – Valuation and Qualifying Accounts

Years Ended April 30, 2011, 2010, and 2009

(in thousands)

Allowance for Doubtful Accounts:
Balance April 30, 2008	$274
Bad debt provision	139
Doubtful accounts written off (net)	(154)

Balance April 30, 2009	259
Bad debt provision	163
Doubtful accounts written off (net)	(163)

Balance April 30, 2010	259
Bad debt provision	60
Doubtful accounts written off (net)	(69)

Balance April 30, 2011	$250

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

Date: July 15, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

(i) Principal Executive Officer		)
)
/s/ William A. Shumaker		)
William A. Shumaker		)
President and Chief Executive Officer		)
)
(ii) Principal Financial and Accounting Officer		)
)
/s/ D. Michael Parker		)
D. Michael Parker		)
Senior Vice President, Finance		)
Chief Financial Officer,		)
Treasurer and Secretary		)
)
(iii) A majority of the Board of Directors:		)	July 15, 2011
)
)
/s/ Margaret B. Pyle	/s/ Silas Keehn	)
Margaret B. Pyle	Silas Keehn	)
)
)
/s/ John C. Campbell, Jr.	/s/ James T. Rhind.	)
John C. Campbell, Jr.	James T. Rhind.	)
)
)
/s/ Wiley N. Caldwell	/s/ David S. Rhind	)
Wiley N. Caldwell	David S. Rhind	)
)
)
/s/ William A. Shumaker	/s/ John D. Russell	)
William A. Shumaker	John D. Russell	)
)
)
/s/ Patrick L. McCrory	/s/ Ross W. McCanless	)
Patrick L. McCrory	Ross W. McCanless	)
)

KEWAUNEE SCIENTIFIC CORPORATION

Exhibit Index

			Page Number (or Reference)
3	Articles of incorporation and by-laws

	3.1	Restated Certificate of Incorporation (as amended)	(2)

	3.3	By-Laws (as amended as of May 31, 2011)	(13)

10	Material Contracts

	10.1*	Re-Established Retirement Plan for Salaried Employees of Kewaunee Scientific Corporation (as amended and restated effective as of May 1, 2007)	(8)

	10.1A*	First Amendment to the Re-Established Retirement Plan for Salaried Employees of Kewaunee Scientific Corporation	(8)

	10.1B*	Second Amendment to the Re-Established Retirement Plan for Salaried Employees of Kewaunee Scientific Corporation	(10)

	10.2	Re-Established Retirement Plan for Hourly Employees of Kewaunee Scientific Corporation (as amended and restated effective as of May 1, 2007)	(8)

	10.2A	First Amendment to the Re-Established Retirement Plan for Hourly Employees of Kewaunee Scientific Corporation	(8)

	10.2B	Second Amendment to the Re-Established Retirement Plan for Hourly Employees of Kewaunee Scientific Corporation	(10)

	10.30*	Kewaunee Scientific Corporation Executive Severance Pay Policy	(5)

	10.34*	401(K) Incentive Savings Plan for Salaried and Hourly Employees of Kewaunee Scientific Corporation (as amended and restated effective September 1, 2009)	(10)

	10.34A*	First Amendment to the 401(K) Incentive Savings Plan for Salaried and Hourly Employees of Kewaunee Scientific Corporation, effective July 15, 2011.	(1)

	10.38*	Change of Control Employment Agreement restated as of December 4, 2008 between William A. Shumaker and the Company	(8)

	10.39*	Change of Control Employment Agreement restated as of December 4, 2008 between D. Michael Parker and the Company	(8)

	10.40*	Change of Control Employment Agreement restated as of December 4, 2008 between Dana L. Dahlgren and the Company	(8)

	10.41*	Change of Control Employment Agreement restated as of December 4, 2008 between Kurt P. Rindoks and the Company	(8)

	10.43*	Employment Letter Agreement dated as of August 2, 2004 between K. Bain Black and the Company	(4)

	10.44*	Change of Control Employment Agreement restated as of December 4, 2008 between Keith D. Smith and the Company	(8)

	10.45*	Kewaunee Scientific Corporation 2000 Key Employee Stock Option Plan	(3)

	10.45A*	First Amendment to Kewaunee Scientific Corporation 2000 Key Employee Stock Option Plan	(6)

	10.45B*	Second Amendment to Kewaunee Scientific Corporation 2000 Key Employee Stock Option Plan	(8)

	10.46*	Change of Control Employment Agreement restated as of December 4, 2008 between David M. Rausch and the Company	(8)

	10.47*	Change of Control Employment Agreement restated as of December 4, 2008 between K. Bain Black and the Company	(8)

		Page Number (or Reference)

10.50*	Fiscal Year 2011 Incentive Bonus Plan	(9)

10.51*	Kewaunee Scientific Corporation 2008 Key Employee Stock Option Plan	(7)

10.53*	Change of Control Employment Agreement restated as of December 4, 2008 between Elizabeth D. Phillips and the Company	(8)

10.57	Amended and Restated Loan and Security Agreement dated as of August 2, 2010 between Bank of America, N.A. and Kewaunee Scientific Corporation	(11)

10.58*	Kewaunee Scientific Corporation 2010 Stock Option Plan for Directors	(12)

10.59*	Fiscal Year 2012 Incentive Bonus Plan	(14)

21.1	Subsidiaries of the Company	(10)

23.1	Consent dated July 15, 2011 of Cherry, Bekaert & Holland, L.L.P., Independent Registered Public Accounting Firm (incorporated by reference to page 35 of this Report on Form 10-K)	(1)

31.1	Certification of Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)	(1)

31.2	Certification of Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)	(1)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(1)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(1)

*	The referenced exhibit is a management contract or compensatory plan, or arrangement.

(All other exhibits are either inapplicable or not required.)

Footnotes

(1)	Filed with this Form 10-K with the Securities and Exchange Commission.
(2)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 1985, and incorporated herein by reference.
(3)	Filed as Appendix A to the Kewaunee Scientific Corporation Proxy Statement for its Annual Meeting of Stockholders on August 23, 2000 (Commission File No. 0-5286) filed on July 20, 2000, and incorporated hereby by reference.
(4)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 2005, and incorporated herein by reference.
(5)	Filed as an exhibit to the Kewaunee Scientific Corporation Quarterly Report to the Securities and Exchange Commission on Form 10-Q (Commission File No. 0-5286) for the quarterly period ended October 31, 2005 and incorporated herein by reference.
(6)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 2008, and incorporated herein by reference.
(7)	Filed as Appendix A to the Kewaunee Scientific Corporation Proxy Statement for its Annual Meeting of Stockholders on August 27, 2008 (Commission File No. 0-5286) filed on July 21, 2008, and incorporated hereby by reference.
(8)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 2009, and incorporated herein by reference.
(9)	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on June 28, 2010, and incorporated herein by reference.
(10)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 2010, and incorporated herein by reference.
(11)	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on August 4, 2010, and incorporated herein by reference.
(12)	Filed as Appendix A to the Kewaunee Scientific Corporation Proxy Statement for its Annual Meeting of Stockholders on August 25, 2010 (Commission File No. 0-5286) filed on July 23, 2010, and incorporated hereby by reference.
(13)	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on June 3, 2011, and incorporated herein by reference.
(14)	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on June 24, 2011, and incorporated herein by reference.