Form 10-Q
period 2011-07-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2011-09-14
CIK 55529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

or

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

As of September 6, 2011, the registrant had outstanding 2,579,083 shares of Common Stock.

KEWAUNEE SCIENTIFIC CORPORATION

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2011

i

Part 1. Financial Information

Item 1.	Financial Statements

Kewaunee Scientific Corporation

Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three months ended July 31
	2011	2010
Net Sales	$26,321	$24,858
Costs of products sold	22,133	19,859

Gross profit	4,188	4,999
Operating expenses	3,955	3,901

Operating earnings	233	1,098
Other expense	(1)	—
Interest expense	(95)	(45)

Earnings before income taxes	137	1,053
Income tax expense	29	329

Net earnings	108	724
Less: net earnings attributable to the noncontrolling interest	86	67

Net earnings attributable to Kewaunee Scientific Corporation	$22	$657

Net earnings per share attributable to Kewaunee Scientific Corporation stockholders
Basic	$0.01	$0.26
Diluted	$0.01	$0.25

Weighted average number of common shares outstanding (in thousands)
Basic	2,579	2,573
Diluted	2,580	2,578

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Balance Sheets

(in thousands)

	July 31, 2011	April 30, 2011
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$2,652	$2,402
Restricted cash	908	553
Receivables, less allowance	27,282	27,346
Inventories	10,261	10,466
Deferred income taxes	475	431
Prepaid expenses and other current assets	1,870	1,181

Total Current Assets	43,448	42,379

Property, plant and equipment, at cost	43,022	42,716
Accumulated depreciation	(26,820)	(26,141)

Net Property, Plant and Equipment	16,202	16,575

Deferred income taxes	417	399
Other	3,695	3,705

Total Other Assets	4,112	4,104

Total Assets	$63,762	$63,058

Liabilities and Equity
Current Liabilities:
Short-term borrowings	$8,672	$6,588
Current obligations under capital leases	84	83
Current portion of long-term debt	200	200
Accounts payable	7,890	9,770
Employee compensation and amounts withheld	1,632	1,435
Deferred revenue	1,451	1,108
Other accrued expenses	1,448	1,080

Total Current Liabilities	21,377	20,264

Obligations under capital leases	15	36
Long-term debt	3,617	3,667
Accrued employee benefit plan costs	5,808	6,075

Total Liabilities	30,817	30,042
Commitments and Contingencies
Equity:
Common Stock	6,550	6,550
Additional paid-in-capital	1,149	1,091
Retained earnings	28,982	29,218
Accumulated other comprehensive loss	(4,941)	(4,930)
Common stock in treasury, at cost	(429)	(438)

Total Kewaunee Scientific Corporation Stockholders’ Equity	31,311	31,491
Noncontrolling interest	1,634	1,525

Total Equity	32,945	33,016

Total Liabilities and Equity	$63,762	$63,058

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three months ended July 31
	2011	2010
Cash flows from operating activities:
Net earnings	$108	$724
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation	677	589
Bad debt provision	6	43
Provision for deferred income tax expense	(62)	(29)
Decrease (increase) in receivables	58	(1,299)
Decrease in inventories	205	124
Decrease in accounts payable and other accrued expenses	(1,315)	(441)
Increase in deferred revenue	343	128
Other, net	(907)	73

Net cash used in operating activities	(887)	(88)

Cash flows from investing activities:
Capital expenditures	(304)	(2,179)
(Increase) decrease in restricted cash	(355)	23

Net cash used in investing activities	(659)	(2,156)

Cash flows from financing activities:
Dividends paid	(258)	(257)
Increase in short-term borrowings	2,084	2,624
Payments on long-term debt	(50)	—
Payments on capital leases	(20)	(24)
Net proceeds from exercise of stock options (including tax benefit)	—	(1)

Net cash provided by financing activities	1,756	2,342

Effect of exchange rate changes on cash	40	(8)

Increase in cash and cash equivalents	250	90

Cash and cash equivalents, beginning of period	2,402	1,722

Cash and cash equivalents, end of period	$2,652	$1,812

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

These interim consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of these financial statements and should be read in conjunction with the consolidated financial statements and notes included in the Company’s 2011 Annual Report to Stockholders. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

The preparation of the interim consolidated financial statements requires management to make certain estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

B. Inventories

Inventories consisted of the following (in thousands):

	July 31, 2011	April 30, 2011
Finished products	$3,360	$2,887
Work in process	1,592	1,697
Raw materials	5,309	5,882

	$10,261	$10,466

For interim reporting, LIFO inventories are computed based on year-to-date quantities and interim changes in price levels. Changes in quantities and price levels are reflected in the interim consolidated financial statements in the period in which they occur.

C. Comprehensive Income

A reconciliation of net earnings and total comprehensive income for the three months ended July 31, 2011 and 2010 is as follows (in thousands):

	Three months ended July 31, 2011	Three months ended July 31, 2010
Net earnings	$22	$657
Change in cumulative foreign currency translation adjustments	44	(116)
Change in fair value of cash flow hedge, net of tax	(55)	(11)

Total comprehensive income	$11	$530

Assets and liabilities for the Company’s foreign subsidiaries are translated at exchange rates prevailing on the balance sheet date. Revenues and expenses are translated at weighted average exchange rates prevailing during the period and any resulting translation adjustments are reported separately in stockholders’ equity.

D. Segment Information

The following table provides financial information by business segments for the three months ended July 31, 2011 and 2010 (in thousands):

	Domestic Operations	International Operations	Corporate	Total
Three months ended July 31, 2011
Revenues from external customers	$23,396	$2,925	$—	$26,321
Intersegment revenues	273	172	(445)	—
Operating earnings (loss) before income taxes	717	243	(823)	137
Three months ended July 31, 2010
Revenues from external customers	$20,948	$3,910	$—	$24,858
Intersegment revenues	663	644	(1,307)	—
Operating earnings (loss) before incomes taxes	1,585	228	(760)	1,053

E. Defined Benefit Pension Plans

The Company has non-contributory defined benefit pension plans covering substantially all salaried and hourly employees. These plans were amended as of April 30, 2005, no further benefits have been, or will be, earned under the plans, subsequent to the amendment date, and no additional participants will be added to the plans. The Company made contributions in the amount of $402,000 during the three months ended July 31, 2011, and the Company does not expect any contributions to be paid to the plans during the remainder of the fiscal year. No contributions were paid to the plans during the three months ended July 31, 2010.

Pension expense consisted of the following (in thousands):

	Three months ended July 31, 2011	Three months ended July 31, 2010
Service cost	$-0-	$-0-
Interest cost	235	240
Expected return on plan assets	(326)	(289)
Recognition of net loss	179	172

Net periodic pension expense	$88	$123

F. Subsequent Event

In August 2011, the Company entered into Amendment No. 1 to its Amended and Restated Loan and Security Agreement (the “Amendment”) with Bank of America, N.A. The Amendment: (i) increased the amount available under the Line of Credit to $15,000,000, (ii) extended the maturity of the Line of Credit until July 31, 2014, and (iii) changed the maximum permitted debt to worth ratio from 1.10-to-1.00 to 1.25-to-1.00.

G. Reclassifications

Certain 2010 amounts have been reclassified to conform with the 2011 presentation in the consolidated statements of operations and statements of cash flows. Such reclassifications had no impact on net earnings.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s 2011 Annual Report to Stockholders contains management’s discussion and analysis of financial condition and results of operations at and for the year ended April 30, 2011. The following discussion and analysis describes material changes in the Company’s financial condition since April 30, 2011. The analysis of results of operations compares the three months ended July 31, 2011 with the comparable period of the prior year.

Results of Operations

Sales for the three months ended July 31, 2011 were $26,321,000, an increase from sales of $24,858,000 in the comparable period of the prior year. Sales from Domestic Operations were $23,396,000, up from $20,948,000 in the comparable period of the year. The increase was primarily due to the continued demand for larger laboratory projects. Sales from International Operations were $2,925,000, down from $3,910,000 in the comparable period of the year. The decrease was primarily due to building construction delays for a large international project.

The order backlog was $69.7 million at July 31, 2011, as compared to $65.7 million at April 30, 2011 and $66.9 million at July 31, 2010.

The gross profit margin for the three months ended July 31, 2011 was 15.9% of sales, as compared to 20.1% of sales in the comparable quarter of the prior year. The decrease in the gross profit margin percentages was primarily due to lower selling prices due to the competitive marketplace and higher costs paid for raw materials, particularly steel and epoxy resin.

Operating expenses for the three months ended July 31, 2011 were $3,955,000, or 15.0% of sales, as compared to $3,901,000, or 15.7% of sales, in the comparable period of the prior year. Expenses were relatively flat with the comparable period of the prior year, while expenses as a percentage of sales declined as sales increased 5.9%.

Interest expense was $95,000 for the three months ended July 31, 2011, as compared to $45,000 for the comparable period of the prior year. The increase for the current year period resulted from the addition of long-term debt used to finance the expansion of the Company’s Statesville facilities in fiscal year 2011.

Income tax expense of $29,000 was recorded for the three months ended July 31, 2011, as compared to income tax expense of $329,000 recorded for the comparable period of the prior year. The effective tax rate was 21.1% for the three months ended July 31, 2011, and was 31.2% for the comparable period of the prior year. The lower effective tax rate for the current year period resulted primarily from a higher ratio of pretax earnings in the current period attributable to subsidiaries located in geographic locations with lower income tax rates. Additionally, the effective tax rates for each of the current year and prior year period were below the statutory tax rates due to the impact of state and federal income tax credits on domestic operations income.

Noncontrolling interests related to the Company’s two subsidiaries that are not 100% owned by the Company reduced net earnings by $86,000 for the three months ended July 31, 2011, as compared to a reduction of $67,000 for the comparable period of the prior year. The increase in the current year period was directly related to higher earnings of the Company’s two subsidiaries in the current year.

Net earnings were $22,000, or $0.01 per diluted share, for the three months ended July 31, 2011. This compares to net earnings of $657,000, or $0.25 per diluted share, for the comparable period of the prior year.

Liquidity and Capital Resources

Historically, the Company’s principal sources of liquidity have been funds generated from operations, supplemented as needed by short-term borrowings under the Company’s revolving credit facility. Additionally, certain machinery and equipment are financed from time to time by non-cancellable operating leases or capital leases. The Company believes that these sources will be sufficient to support ongoing business requirements, including capital expenditures through the current fiscal year.

The Company had working capital of $22.1 million at July 31, 2011 and April 30, 2011. The ratio of current assets to current liabilities was 2.0-to-1.0 at July 31, 2011, compared to 2.1-to-1.0 at April 30, 2011. At July 31, 2011, advances of $8,672,000 were outstanding under the Company’s $14,000,000 bank revolving credit facility, as compared to advances of $6,588,000 outstanding as of April 30, 2011. In August 2011, the bank revolving credit facility was increased to $15,000,000 and the maturity date of the credit facility was extended to July 31, 2014. See Note F of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report on Form 10-Q.

The Company’s operations used cash of $887,000 during the three months ended July 31, 2011. Cash provided from operating earnings was offset by a decrease of $1,315,000 in accounts payable and other accrued expenses and an increase of $907,000 in prepaid and other assets. The Company’s operations used cash of $88,000 during the three months ended July 31, 2010, as cash provided from earnings was offset by an increase of $1,299,000 in accounts receivable.

During the three months ended July 31, 2011, net cash of $659,000 was used in investing activities for capital expenditures and an increase in restricted cash. This compares to $2,156,000 used for investing activities during the three months ended July 31, 2010, primarily for capital expenditures.

The Company’s financing activities provided cash of $1,756,000 during the three months ended July 31, 2011. Cash provided included $2,084,000 received from short-term borrowings, partially offset by cash dividends of $258,000 paid to stockholders. Financing activities provided cash of $2,342,000 during the three months ended July 31, 2010. Cash provided included $2,624,000 received from short-term borrowings, partially offset by cash dividends of $257,000 paid to stockholders.

Outlook for Remainder of Fiscal Year 2012

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

The Company’s current expectations are that sales for fiscal year 2012 will improve over fiscal year 2011, and the Company will be profitable. These expectations are based on an analysis of orders in the backlog, cost savings initiatives in process, increased sales opportunities in the international marketplace, and sales and earnings from new products.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Certain statements in this report constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could significantly impact results or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, economic, competitive, governmental, and technological factors affecting the Company’s operations, customer changes to product designs, customer changes to delivery dates, markets, products, services, and prices, as well as prices for certain raw materials and energy. The cautionary statements made pursuant to the Reform Act herein and elsewhere by the Company should not be construed as exhaustive. The Company cannot always predict what factors would cause actual results to differ materially from those indicated by the forward-looking statements. In addition, readers are urged to consider statements that include the terms “believes”, “belief”, “expects”, “plans”, “objectives”, “anticipates”, “intends” or the like to be uncertain and forward-looking. Over time, the Company’s actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by the Company’s forward-looking statements, and such difference might be significant and harmful to stockholders’ interests. Many important factors that could cause such a difference are described under the caption “Risk Factors,” in Item 1A of the Company’s 2011 Annual Report on Form 10-K.

REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

A review of the interim consolidated financial information included in this Quarterly Report on Form 10-Q for each of the three month periods ended July 31, 2011 and July 31, 2010 has been performed by Cherry, Bekaert & Holland, L.L.P., the Company’s independent registered public accounting firm. Their report on the interim consolidated financial information follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have reviewed the accompanying consolidated balance sheet of Kewaunee Scientific Corporation and its subsidiaries (the “Company”) as of July 31, 2011, and the related consolidated statements of operations for the three month periods ended July 31, 2011 and 2010 and the related consolidated statements of cash flows for the three-month periods ended July 31, 2011 and 2010. These interim consolidated financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of April 30, 2011, and the related statements of operations, of stockholders’ equity and of cash flows for the year then ended (not presented herein) and in our report dated July 15, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of April 30, 2011 is fairly stated in all material respects in relation to the consolidated financial statement from which it has been derived.

/s/ Cherry, Bekaert & Holland, L.L.P.
Charlotte, North Carolina

September 13, 2011

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures made on this matter in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2011.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of July 31, 2011. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of July 31, 2011, the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that all material information required to be filed in this quarterly report is made known to them by others within the Company and its subsidiaries.

(b) Changes in internal controls

There was no significant change in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.	Exhibits

3.0	ByLaws of the Company as amended August 24, 2011. (1)

10.1	Kewaunee Scientific Corporation Fiscal year 2012 Incentive Bonus Plan. *(2)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The referenced exhibit is a management contract or compensatory plan or arrangement.

(1)	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on August 30, 2011, and incorporated herein by reference.

(2)	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on June 24, 2011, and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEWAUNEE SCIENTIFIC CORPORATION (Registrant)

Date: September 14, 2011	By	/s/ D. Michael Parker
D. Michael Parker (As duly authorized officer and Senior Vice President, Finance and Chief Financial Officer)