Form 10-Q
period 2011-10-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2011-12-13
CIK 55529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

or

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

As of December 5, 2011, the registrant had outstanding 2,579,464 shares of Common Stock.

KEWAUNEE SCIENTIFIC CORPORATION

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2011

i

Part 1. Financial Information

Item  1. Financial Statements

Kewaunee Scientific Corporation

Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three months ended October 31		Six months ended October 31
	2011	2010	2011	2010
Net Sales	$25,962	$25,625	$52,283	$50,483
Costs of products sold	22,117	20,208	44,250	40,067

Gross profit	3,845	5,417	8,033	10,416
Operating expenses	4,005	4,045	7,960	7,946

Operating earnings (loss)	(160)	1,372	73	2,470
Other income (expense)	36	(1)	35	(1)
Interest expense	(128)	(77)	(223)	(122)

Earnings (loss) before income taxes	(252)	1,294	(115)	2,347
Income tax expense (benefit)	(96)	414	(67)	743

Net earnings (loss)	(156)	880	(48)	1,604
Less: net earnings (loss) attributable to the noncontrolling interest	(31)	25	55	92

Net earnings (loss) attributable to Kewaunee Scientific Corporation	$(125)	$855	$(103)	$1,512

Net earnings (loss) per share attributable to Kewaunee Scientific Corporation stockholders
Basic	$(0.05)	$0.33	$(0.04)	$0.59
Diluted	$(0.05)	$0.33	$(0.04)	$0.59
Weighted average number of common shares outstanding
Basic	2,579	2,573	2,579	2,573
Diluted	2,579	2,578	2,579	2,578

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Balance Sheets

(in thousands)

	October 31, 2011	April 30, 2011
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$3,212	$2,402
Restricted cash	876	553
Receivables, less allowance	23,479	27,346
Inventories	10,370	10,466
Deferred income taxes	495	431
Prepaid expenses and other current assets	1,583	1,181

Total Current Assets	40,015	42,379

Property, plant and equipment, at cost	43,220	42,716
Accumulated depreciation	(27,237)	(26,141)

Net Property, Plant and Equipment	15,983	16,575

Deferred income taxes	459	399
Other	3,653	3,705

Total Other Assets	4,112	4,104

Total Assets	$60,110	$63,058

Liabilities and Equity
Current Liabilities:
Short-term borrowings	$7,326	$6,588
Current obligations under capital leases	79	83
Current portion of long-term debt	200	200
Accounts payable	6,626	9,770
Employee compensation and amounts withheld	1,565	1,435
Deferred revenue	1,061	1,108
Other accrued expenses	1,619	1,080

Total Current Liabilities	18,476	20,264

Obligations under capital leases	—	36
Long-term debt	3,567	3,667
Accrued employee benefit plan costs	5,892	6,075

Total Liabilities	27,935	30,042
Commitments and Contingencies
Equity:
Common Stock	6,550	6,550
Additional paid-in-capital	1,215	1,091
Retained earnings	28,599	29,218
Accumulated other comprehensive loss	(5,259)	(4,930)
Common stock in treasury, at cost	(429)	(438)

Total Kewaunee Scientific Corporation Stockholders’ Equity	30,676	31,491
Noncontrolling interest	1,499	1,525

Total Equity	32,175	33,016

Total Liabilities and Equity	$60,110	$63,058

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six months ended October 31
	2011	2010
Cash flows from operating activities:
Net earnings (loss)	$(48)	$1,604
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation	1,343	1,189
Bad debt provision	16	85
Provision for deferred income tax expense (benefit)	(124)	(164)
Increase in prepaid income taxes	(103)	—
Decrease (increase) in receivables	3,851	(909)
Decrease (increase) in inventories	96	(708)
Decrease in accounts payable and other accrued expenses	(2,475)	(18)
(Decrease) increase in deferred revenue	(47)	313
Other, net	(583)	(913)

Net cash provided by operating activities	1,926	479

Cash flows from investing activities:
Capital expenditures	(751)	(3,712)
Increase in restricted cash	(323)	—

Net cash used in investing activities	(1,074)	(3,712)

Cash flows from financing activities:
Proceeds from long-term debt	—	4,000
Payments on long-term debt	(100)	(33)
Dividends paid	(516)	(514)
Decrease (increase) in short-term borrowings	738	(725)
Payments on capital leases	(40)	(42)
Net proceeds from exercise of stock options (including tax benefit)	—	(1)

Net cash provided by financing activities	82	2,685

Effect of exchange rate changes on cash	(124)	74

Increase (decrease) in cash and cash equivalents	810	(474)
Cash and cash equivalents, beginning of period	2,402	1,722

Cash and cash equivalents, end of period	$3,212	$1,248

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

B. Inventories

Inventories consisted of the following (in thousands):

	October 31, 2011	April 30, 2011
Finished products	$3,159	$2,887
Work in process	1,506	1,697
Raw materials	5,705	5,882

	$10,370	$10,466

For interim reporting, LIFO inventories are computed based on year-to-date quantities and interim changes in price levels. Changes in quantities and price levels are reflected in the interim consolidated financial statements in the period in which they occur.

C. Comprehensive Income (Loss)

A reconciliation of net earnings and total comprehensive income for the three and six months ended October 31, 2011 and 2010 is as follows (in thousands):

	Three months ended October 31, 2011	Three months ended October 31, 2010
Net earnings (loss)	$(125)	$855
Change in cumulative foreign currency translation adjustments	(279)	98
Change in fair value of cash flow hedge, net of tax	(39)	(197)

Total comprehensive income (loss)	$(443)	$756

	Six months ended October 31, 2011	Six months ended October 31, 2010
Net earnings (loss)	$(103)	$1,512
Change in cumulative foreign currency translation adjustments	(235)	(18)
Change in fair value of cash flow hedge, net of tax	(94)	(208)

Total comprehensive income (loss)	$(432)	$1,286

Assets and liabilities for the Company’s foreign subsidiaries are translated at exchange rates prevailing on the balance sheet date. Revenues and expenses are translated at weighted average exchange rates prevailing during the period and any resulting translation adjustments are reported separately in stockholders’ equity.

D. Segment Information

The following table provides financial information by business segments for the three and six months ended October 31, 2011 and 2010 (in thousands):

	Domestic Operations	International Operations	Corporate	Total
Three months ended October 31, 2011
Revenues from external customers	$23,826	$2,136	$—	$25,962
Intersegment revenues	128	94	(222)	—
Operating earnings (loss) before income taxes	650	(43)	(859)	(252)
Three months ended October 31, 2010
Revenues from external customers	$22,269	$3,356	$—	$25,625
Intersegment revenues	504	4	(508)	—
Operating earnings (loss) before incomes taxes	2,112	105	(923)	1,294

	Domestic Operations	International Operations	Corporate	Total
Six months ended October 31, 2011
Revenues from external customers	$47,222	$5,061	$—	$52,283
Intersegment revenues	401	266	(667)	—
Operating earnings (loss) before income taxes	1,367	200	(1,682)	(115)
Six months ended October 31, 2010
Revenues from external customers	$43,216	$7,267	$—	$50,483
Intersegment revenues	1,167	647	(1,814)	—
Operating earnings (loss) before incomes taxes	3,697	333	(1,683)	2,347

E. Defined Benefit Pension Plans

The Company has non-contributory defined benefit pension plans covering substantially all salaried and hourly employees. These plans were amended as of April 30, 2005, no further benefits have been, or will be, earned under the plans, subsequent to the amendment date, and no additional participants will be added to the plans. Contributions of $402,000 were paid to the plans during the six months ended October 31, 2011, and the Company does not expect any contributions to be paid to the plans during the remainder of the fiscal year. Contributions of $719,000 were made during the six months ended October 31, 2010 of the prior year.

Pension expense consisted of the following (in thousands):

	Three months ended October 31, 2011	Three months ended October 31, 2010
Service cost	$-0-	$-0-
Interest cost	235	240
Expected return on plan assets	(326)	(289)
Recognition of net loss	179	172

Net periodic pension expense	$88	$123

	Six months ended October 31, 2011	Six months ended October 31, 2010
Service cost	$-0-	$-0-
Interest cost	470	480
Expected return on plan assets	(652)	(578)
Recognition of net loss	358	344

Net periodic pension expense	$176	$246

F. Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the three and six month periods. Diluted earnings per share reflects the assumed exercise and conversion of outstanding options under the Company’s stock option plans, except when options have an anti-dilutive effect. Options to purchase shares of 325,300 were not included in diluted earnings per share for the three and six month periods ended October 31, 2011, because the effect would be anti-dilutive.

G. Reclassifications

Certain 2010 amounts have been reclassified to conform with the 2011 presentation in the consolidated statements of cash flows. Such reclassifications had no impact on net earnings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s 2011 Annual Report to Stockholders contains management’s discussion and analysis of financial condition and results of operations at and for the year ended April 30, 2011. The following discussion and analysis describes material changes in the Company’s financial condition since April 30, 2011. The analysis of results of operations compares the three and six months ended October 31, 2011 with the comparable period of the prior year.

Results of Operations

Sales for the three months ended October 31, 2011 were $25,962,000, an increase of 1.3% from sales of $25,625,000 in the comparable period of the prior year. Sales from Domestic Operations were $23,826,000, up from $22,269,000 in the comparable period of the prior year. The increase was primarily due to the continued demand for larger laboratory projects, although at extremely competitive prices. Sales from International Operations were $2,136,000, down from $3,356,000 in the comparable period of the prior year. The decrease in international sales was primarily due to building construction delays for several projects in the Company’s order backlog.

Sales for the six months ended October 31, 2011 were $52,283,000, up 3.6% from sales of $50,483,000 in the same period last year. Domestic operations sales were $47,222,000, up from sales of $43,216,000 in the same period last year. International operation sales were $5,061,000, down from sales of $7,267,000 in the same period last year.

The order backlog was $78.0 million at October 31, 2011, as compared to $65.7 million at April 30, 2011 and $66.0 million at October 31, 2010.

The gross profit margin for the three months ended October 31, 2011 was 14.8% of sales, as compared to 21.1% of sales in the comparable quarter of the prior year. The gross profit margin for the six months ended October 31, 2011 was 15.4% of sales, as compared to 20.6% of sales in the comparable period of the prior year. The decrease in the gross profit margin percentages was primarily due to lower selling prices due to the extremely-competitive marketplace and higher costs paid for raw materials, particularly steel and epoxy resin.

Operating expenses for the three months ended October 31, 2011 were $4,005,000, or 15.4% of sales, as compared to $4,045,000, or 15.8% of sales, in the comparable period of the prior year. Operating expenses for the six months ended October 31, 2011 were $7,960,000, or 15.2% of sales, as compared to $7,946,000, or 15.7% of sales in the comparable period of the prior year. Expenses for both periods of the current year were relatively flat with the comparable periods of the prior year as higher sales and marketing costs were offset by lower administrative expenses. Expenses as a percentage of sales declined in both periods of the current years, as sales increased 1.3% and 3.6%, respectively for the three and six month periods ended October 31, 2011.

Interest expense was $128,000 and $223,000 for the three and six months ended October 31, 2011, as compared to $77,000 and $122,000 for the comparable periods of the prior year. The increase for the current year period resulted from the addition of long-term debt used to finance the expansion of the Company’s Statesville facilities in fiscal year 2011.

An income tax benefit of $96,000 was recorded for the three months ended October 31, 2011, as compared to income tax expense of $414,000 recorded for the comparable period of the prior year. An income tax benefit of $67,000 was recorded for the six months ended October 31, 2011, as compared to an income tax expense of $743,000 recorded for the comparable period of the prior year. The effective tax rate was 38.1% for the three months ended October 31, 2011, and 32.0% for the comparable period of the prior year. The effective tax rates were 58.3% and 31.7% for the six months ended October 31, 2011 and 2010, respectively. The effective tax rate for the current year periods benefited from the favorable impact of federal and state income tax credits combined with the reported net loss.

Noncontrolling interests related to the Company’s two subsidiaries that are not 100% owned by the Company increased net earnings by $31,000 for the three months ended October 31, 2011, as compared to a reduction of net earnings by $25,000 for the comparable period of the prior year. Net earnings were reduced by $55,000 and $92,000 for the six months ended October 31, 2011 and 2010, respectively. The changes in the net earnings attributable to the noncontrolling interest in the current periods were due to the earnings of the two subsidiaries.

A net loss of $125,000, or $0.05 per diluted share, was reported for the three months ended October 31, 2011, compared to net earnings of $855,000, or $0.33 per diluted share, in the prior year period. A net loss of $103,000, or $0.04 per diluted share, was reported for the six months ended October 31, 2011, compared to net earnings of $1,512,000, or $0.59 per diluted share, for the same period last year.

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

The Company had working capital of $21.5 million at October 31, 2011, compared to $22.1 million at April 30, 2011. The ratio of current assets to current liabilities was 2.2-to-1.0 at October 31, 2011, compared to 2.1-to-1.0 at April 30, 2011. At October 31, 2011, advances of $7,326,000 were outstanding under the Company’s bank revolving credit facility, as compared to advances of $6,588,000 outstanding as of April 30, 2011. Total bank borrowings and capital lease obligations were $11,172,000 at October 31, 2011, as compared to $10,574,000 at April 30, 2011.

The Company’s operations provided cash of $1,926,000 during the six months ended October 31, 2011. Cash was primarily provided from earnings and a decrease in accounts receivable of $3,851,000, which was partially offset by a decrease in accounts payable and other accrued expenses of $2,475,000. The Company’s operations provided cash of $479,000 during the six months ended October 31, 2010, with cash primarily provided from earnings, which was partially offset by increased accounts receivable of $909,000 and an increase in inventory of $708,000.

During the six months ended October 31, 2011, net cash of $1,074,000 was used in investing activities, primarily for capital expenditures. This compares to the use of $3,712,000 for investing activities in the comparable period of the prior year, primarily for capital expenditures, related to the expansion of the Company’s Statesville, North Carolina manufacturing facilities.

The Company’s financing activities provided cash of $82,000 during the six months ended October 31, 2011. Cash provided included $738,000 received from short-term borrowings, partially offset by cash dividends of $516,000 paid to stockholders. Financing activities provided cash of $2,685,000 in the same period of the prior year, primarily from the proceeds from $4,000,000 in long-term debt, partially offset by cash dividends paid of $514,000, and repayment of short-term borrowings of $725,000. The proceeds of the term loan were used primarily to fund the expansion of the Company’s Statesville, North Carolina manufacturing facilities.

Outlook for Fiscal Year 2012

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

The Company’s current expectations are that sales and earnings for fiscal year 2012 will improve modestly over fiscal year 2011. These expectations are based on scheduled shipments of international orders in the backlog, cost savings initiatives in process, increased sales through the Company’s strengthened and expanding dealer network, growing benefits from new product lines, and sales and earnings from new products.

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

REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

A review of the interim consolidated financial information included in this Quarterly Report on Form 10-Q for each of the three and six month periods ended October 31, 2011 and October 31, 2010 has been performed by Cherry, Bekaert & Holland, L.L.P., the Company’s independent registered public accounting firm. Their report on the interim consolidated financial information follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have reviewed the accompanying consolidated balance sheet of Kewaunee Scientific Corporation and its subsidiaries (the “Company”) as of October 31, 2011, and the related consolidated statements of operations for the three month and six month periods ended October 31, 2011 and 2010 and the related consolidated statements of cash flows for the six-month periods ended October 31, 2011 and 2010. These interim consolidated financial statements are the responsibility of the Company’s management.

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

December 12, 2011

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures made on this matter in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2011.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 31, 2011. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of October 31, 2011, the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that all material information required to be filed in this quarterly report is made known to them by others within the Company and its subsidiaries.

(b) Changes in internal controls

There was no significant change in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

10.1	Amendment No. 1 to Amended and Restated Loan and Security Agreement, dated August 25, 2011 (1).

10.2	Extension Agreement, dated August 24, 2011, with respect to the Change of Control Employment Agreement of William A. Shumaker. *(1)

10.3	Extension Agreement, dated August 24, 2011, with respect to the Change of Control Employment Agreement of D. Michael Parker. *(1)

10.4	Extension Agreement, dated August 24, 2011, with respect to the Change of Control Employment Agreement of Kurt P. Rindoks. *(1)

10.5	Extension Agreement, dated August 24, 2011, with respect to the Change of Control Employment Agreement of David M. Rausch. *(1)

10.6	Extension Agreement, dated August 24, 2011, with respect to the Change of Control Employment Agreement of Dana L. Dahlgren. *(1)

10.7	Extension Agreement, dated August 24, 2011, with respect to the Change of Control Employment Agreement of K. Bain Black. *(1)

10.8	Extension Agreement, dated August 24, 2011, with respect to the Change of Control Employment Agreement of Keith D. Smith. *(1)

10.9	Extension Agreement, dated August 24, 2011, with respect to the Change of Control Employment Agreement of Elizabeth D. Phillips. *(1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	The referenced exhibit is a management contract or compensatory plan or arrangement.
(1)	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on August 30, 2011, and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEWAUNEE SCIENTIFIC CORPORATION (Registrant)

Date: December 13, 2011	By	/s/ D. Michael Parker
D. Michael Parker
(As duly authorized officer and Senior Vice President, Finance and Chief Financial Officer)