Form 10-Q/A
period 2011-10-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2011-12-20
CIK 55529

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q for the quarterly period ended October 31, 2011 is filed solely to make a correction to the disclosure contained under the heading “Outlook for Fiscal Year 2012” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” That Item is restated in its entirety. This Amendment No. 1 does not reflect events that may have occurred subsequent to the original filing date of the Form 10-Q.

i

PART I. FINANCIAL INFORMATION

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

The Company’s current expectations are that sales and earnings for the last six months of fiscal year 2012 will improve modestly over the comparable period of fiscal year 2011. These expectations are based on scheduled shipments of international orders in the backlog, cost savings initiatives in process, increased sales through the Company’s strengthened and expanding dealer network, growing benefits from new product lines, and sales and earnings from new products.

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

KEWAUNEE SCIENTIFIC CORPORATION (Registrant)

Date: December 20, 2011	By	/s/ D. Michael Parker

D. Michael Parker (As duly authorized officer and Senior Vice President, Finance and Chief Financial Officer)

3