Form 10-Q
period 2012-01-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2012-03-09
CIK 55529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

or

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

As of March 5, 2012, the registrant had outstanding 2,579,464 shares of Common Stock.

KEWAUNEE SCIENTIFIC CORPORATION

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2012

i

Part 1. Financial Information

Item 1. Financial Statements

Kewaunee Scientific Corporation

Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three months ended January 31,		Nine months ended January 31,
	2012	2011	2012	2011
Net Sales	$21,574	$22,568	$73,857	$73,051
Costs of products sold	17,803	18,405	62,053	58,472

Gross profit	3,771	4,163	11,804	14,579
Operating expenses	3,990	4,007	11,950	11,953

Operating earnings (loss)	(219)	156	(146)	2,626
Other income	193	1	228	—
Interest (expense) income	(110)	17	(333)	(105)

Earnings (loss) before income taxes	(136)	174	(251)	2,521
Income tax expense (benefit)	(170)	49	(237)	792

Net earnings (loss)	34	125	(14)	1,729
Less: net earnings attributable to the noncontrolling interest	156	39	211	131

Net earnings (loss) attributable to Kewaunee Scientific Corporation Stockholders	$(122)	$86	$(225)	$1,598

Net earnings (loss) per share attributable to Kewaunee Scientific Corporation Stockholders
Basic	$(0.05)	$0.03	$(0.09)	$0.62
Diluted	$(0.05)	$0.03	$(0.09)	$0.62

Weighted average number of common shares outstanding
Basic	2,579	2,576	2,579	2,574
Diluted	2,579	2,592	2,579	2,583

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Balance Sheets

(in thousands)

	January 31, 2012	April 30, 2011
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$3,929	$2,402
Restricted cash	649	553
Receivables, less allowance	20,046	27,346
Inventories	11,762	10,466
Deferred income taxes	510	431
Prepaid expenses and other current assets	1,824	1,181

Total Current Assets	38,720	42,379

Property, plant and equipment, at cost	43,663	42,716
Accumulated depreciation	(27,852)	(26,141)

Net Property, Plant and Equipment	15,811	16,575

Deferred income taxes	487	399
Other	3,403	3,705

Total Other Assets	3,890	4,104

Total Assets	$58,421	$63,058

Liabilities and Equity
Current Liabilities:
Short-term borrowings	$6,401	$6,588
Current obligations under capital leases	58	83
Current portion of long-term debt	200	200
Accounts payable	6,608	9,770
Employee compensation and amounts withheld	1,581	1,435
Deferred revenue	850	1,108
Other accrued expenses	1,535	1,080

Total Current Liabilities	17,233	20,264

Obligations under capital leases	—	36
Long-term debt	3,517	3,667
Accrued employee benefit plan costs	5,799	6,075

Total Liabilities	26,549	30,042
Commitments and Contingencies
Equity:
Common Stock	6,550	6,550
Additional paid-in-capital	1,272	1,091
Retained earnings	28,220	29,218
Accumulated other comprehensive loss	(5,370)	(4,930)
Common stock in treasury, at cost	(422)	(438)

Total Kewaunee Scientific Corporation Stockholders’ Equity	30,250	31,491
Noncontrolling interest	1,622	1,525

Total Equity	31,872	33,016

Total Liabilities and Equity	$58,421	$63,058

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine months ended January 31,
	2012	2011
Cash flows from operating activities:
Net earnings (loss)	$(14)	$1,729
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	1,994	1,816
Bad debt provision	45	19
Provision for deferred income tax expense	(167)	(129)
Increase in prepaid income taxes	(391)	—
Decrease in receivables	7,255	5,094
Increase in inventories	(1,296)	(2,171)
Decrease in accounts payable and other accrued expenses	(2,561)	(166)
(Decrease) increase in deferred revenue	(258)	417
Other, net	(298)	(474)

Net cash provided by operating activities	4,309	6,135

Cash flows from investing activities:
Capital expenditures	(1,230)	(4,698)
Increase in restricted cash	(96)	—

Net cash used in investing activities	(1,326)	(4,698)

Cash flows from financing activities:
Proceeds from long-term debt	—	4,000
Payments on long-term debt	(150)	(83)
Dividends paid	(773)	(772)
Decrease in short-term borrowings	(187)	(4,176)
Payments on capital leases	(61)	(62)
Net proceeds from exercise of stock options (including tax benefit)	—	31

Net cash used in financing activities	(1,171)	(1,062)

Effect of exchange rate changes on cash	(285)	63

Increase in cash and cash equivalents	1,527	438
Cash and cash equivalents, beginning of period	2,402	1,722

Cash and cash equivalents, end of period	$3,929	$2,160

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

These interim consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of these financial statements and should be read in conjunction with the consolidated financial statements and notes included in the Company’s 2011 Annual Report to Stockholders. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. The condensed consolidated balance sheet as of April 30, 2011 included in this interim period filing has been derived from the audited financial statements at that date, but does not include all of the information and related notes required by generally accepted accounting principles (GAAP) for complete financial statements.

The preparation of the interim consolidated financial statements requires management to make certain estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

B. Inventories

Inventories consisted of the following (in thousands):

	January 31, 2012	April 30, 2011
Finished products	$3,957	$2,887
Work in process	1,479	1,697
Raw materials	6,326	5,882

	$11,762	$10,466

For interim reporting, LIFO inventories are computed based on year-to-date quantities and interim changes in price levels. Changes in quantities and price levels are reflected in the interim consolidated financial statements in the period in which they occur.

C. Comprehensive Income (Loss)

A reconciliation of net earnings and total comprehensive income for the three and nine months ended January 31, 2012 and 2011 is as follows (in thousands):

	Three months ended January 31, 2012	Three months ended January 31, 2011
Net earnings (loss)	$(122)	$86
Change in cumulative foreign currency translation adjustments	(84)	(133)
Change in fair value of cash flow hedge, net of tax	(27)	107

Total comprehensive income (loss)	$(233)	$60

	Nine months ended January 31, 2012	Nine months ended January 31, 2011
Net earnings (loss)	$(225)	$1,598
Change in cumulative foreign currency translation adjustments	(319)	(151)
Change in fair value of cash flow hedge, net of tax	(121)	(101)

Total comprehensive income (loss)	$(665)	$1,346

Assets and liabilities for the Company’s foreign subsidiaries are translated at exchange rates prevailing on the balance sheet date. Revenues and expenses are translated at weighted average exchange rates prevailing during the period and any resulting translation adjustments are reported separately in stockholders’ equity.

D. Segment Information

The following table provides financial information by business segments for the three and nine months ended January 31, 2012 and 2011 (in thousands):

	Domestic Operations	International Operations	Corporate	Total
Three months ended January 31, 2012
Revenues from external customers	$17,142	$4,432	$—	$21,574
Intersegment revenues	1,369	511	(1,880)	—
Operating earnings (loss) before income taxes	233	504	(873)	(136)
Three months ended January 31, 2011
Revenues from external customers	$19,108	$3,460	$—	$22,568
Intersegment revenues	1,054	96	(1,150)	—
Operating earnings (loss) before incomes taxes	774	148	(748)	174

	Domestic Operations	International Operations	Corporate	Total
Nine months ended January 31, 2012
Revenues from external customers	$64,364	$9,493	$—	$73,857
Intersegment revenues	1,770	777	(2,547)	—
Operating earnings (loss) before income taxes	1,600	704	(2,555)	(251)
Nine months ended January 31, 2011
Revenues from external customers	$62,324	$10,727	$—	$73,051
Intersegment revenues	2,222	743	(2,965)	—
Operating earnings (loss) before incomes taxes	4,470	481	(2,430)	2,521

E. Defined Benefit Pension Plans

The Company has non-contributory defined benefit pension plans covering substantially all salaried and hourly employees. These plans were amended as of April 30, 2005, no further benefits have been, or will be, earned under the plans, subsequent to the amendment date, and no additional participants will be added to the plans. Contributions of $402,000 were paid to the plans during the nine months ended January 31, 2012, and the Company does not expect any contributions to be paid to the plans during the remainder of the fiscal year. Contributions of $719,000 were made during the nine months ended January 31, 2011.

Pension expense consisted of the following (in thousands):

	Three months ended January 31, 2012	Three months ended January 31, 2011
Service cost	$-0-	$-0-
Interest cost	235	240
Expected return on plan assets	(326)	(289)
Recognition of net loss	179	172

Net periodic pension expense	$88	$123

	Nine months ended January 31, 2012	Nine months ended January 31, 2011
Service cost	$-0-	$-0-
Interest cost	705	720
Expected return on plan assets	(978)	(867)
Recognition of net loss	537	516

Net periodic pension expense	$264	$369

F. Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the three and nine month periods. Diluted earnings per share reflects the assumed exercise and conversion of outstanding options under the Company’s stock option plans, except when options have an anti-dilutive effect. Options to purchase shares of 308,800 were not included in the computation of diluted earnings per share for the three and nine month periods ended January 31, 2012, because the effect would be anti-dilutive as a result of the reported net losses. Options to purchase shares of 119,600 were not included in the computation of diluted earnings per share for the three and nine month periods ended January 31, 2011, because the option exercise prices were greater than the average market price of the common shares at that date, and accordingly, such options would have an antidilutive effect.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s 2011 Annual Report to Stockholders contains management’s discussion and analysis of financial condition and results of operations at and for the year ended April 30, 2011. The following discussion and analysis describes material changes in the Company’s financial condition since April 30, 2011. The analysis of results of operations compares the three and nine months ended January 31, 2012 with the comparable period of the prior year.

Results of Operations

Sales for the three months ended January 31, 2012 were $21,574,000, a decrease of 4.4% from sales of $22,568,000 in the comparable period of the prior year. Sales from Domestic Operations were $17,142,000, down from $19,108,000 in the comparable period of the prior year. The decrease was primarily due to a continuing decline in orders for publicly-funded K-12 education projects, primarily wood furniture, and lower sales of technical furniture products. Sales from International Operations were $4,432,000, up from sales of $3,460,000 in the third quarter last year. Sales benefited from the beginning of shipments for a large international project in the order backlog. Additional international sales of $720,000 for products manufactured late in the quarter were not recorded as a sale because the customer failed to secure shipping containers and take delivery of the products. The Company continues to have a strong backlog of international orders, including a large project that has experienced a lengthy construction delay due to extraordinary building construction complications.

The order backlog was $77.1 million at January 31, 2012, as compared to $65.7 million at April 30, 2011 and $68.2 million at January 31, 2011.

Sales for the nine months ended January 31, 2012 were $73,857,000, up 1.1% from sales of $73,051,000 in the same period last year. Domestic Operations sales were $64,364,000, up from sales of $62,324,000 in the same period last year. International Operation sales were $9,493,000, down from sales of $10,727,000 in the same period last year.

The gross profit margin for the three months ended January 31, 2012 was 17.5% of sales, as compared to 18.4% of sales in the comparable quarter of the prior year. The gross profit margin for the nine months ended January 31, 2012 was 16.0% of sales, as compared to 20.0% of sales in the comparable period of the prior year. The decreases in gross profit margin for the current year periods were due to the combination of lower selling prices and higher costs paid for raw materials, particularly steel and epoxy resin.

Operating expenses for the three months ended January 31, 2012 were $3,990,000, or 18.5% of sales, as compared to $4,007,000, or 17.8% of sales, in the comparable period of the prior year. Operating expenses for the nine months ended January 31, 2012 were $11,950,000, or 16.2% of sales, as compared to $11,953,000, or 16.4% of sales in the comparable period of the prior year. Expenses for both periods of the current year were relatively flat with the comparable periods of the prior year, as higher operating expenses at International Operations were offset by lower operating expenses at Domestic Operations.

Interest expense was $110,000 and $333,000 for the three and nine months ended January 31, 2012, respectively, as compared to interest income of $17,000 and interest expense of $105,000 for the comparable periods of the prior year. The increases in interest expense for the current year periods resulted primarily from higher levels of borrowings.

Other income was $193,000 and $228,000 for the three months and nine months ended January 31, 2012, respectively, as compared to $1,000 and none for the comparable periods of the prior year. Both periods of the current year include income of $156,000 related to a property insurance settlement.

An income tax benefit of $170,000 and $237,000 was recorded for the three months and nine months ended January 31, 2012, respectively, as compared to income tax expense of $49,000 and $792,000 recorded for the comparable periods of the prior year. The effective tax rates for the three and nine months of the current year were 125% and 94%, respectively. The unusually high effective tax rates for the current year periods resulted from the combination of federal and state income tax credits and reported net losses. The effective tax rates for the three and nine months comparable periods of the prior year were 28% and 31%, respectively. The effective rates for the prior year periods were lower than the statutory rate due to the favorable impact of lower tax rates for the Company’s international subsidiaries and the impact of state and federal tax credits.

Net earnings attributable to the noncontrolling interests reduced net earnings by $156,000 for the three months ended January 31, 2012, as compared to a reduction of net earnings of $39,000 for the comparable period of the prior year. Net earnings were reduced by $211,000 and $131,000 for the nine months ended January 31, 2012 and 2011, respectively. Noncontrolling interests relate to the Company’s two subsidiaries that are not 100% owned by the Company. The increases in the current year periods resulted from increased net earnings of the two subsidiaries over the comparable periods of the prior year.

A net loss of $122,000, or $0.05 per diluted share, was reported for the three months ended January 31, 2012, compared to net earnings of $86,000, or $0.03 per diluted share, in the prior year period. A net loss of $225,000, or $0.09 per diluted share, was reported for the nine months ended January 31, 2012, compared to net earnings of $1,598,000, or $0.62 per diluted share, for the same period last year.

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

The Company had working capital of $21,487,000 at January 31, 2012, compared to $22,115,000 at April 30, 2011. The ratio of current assets to current liabilities was 2.2-to-1.0 at January 31, 2012, compared to 2.1-to-1.0 at April 30, 2011. At January 31, 2012, advances of $6,401,000 were outstanding under the Company’s bank revolving credit facility, as compared to advances of $6,588,000 outstanding as of April 30, 2011. Total bank borrowings and capital lease obligations were $10,176,000 at January 31, 2012, as compared to $10,574,000 at April 30, 2011.

The Company’s operations provided cash of $4,309,000 during the nine months ended January 31, 2012. Cash was primarily provided from a decrease in accounts receivable of $7,255,000 which was partially offset by an increase in inventory of $1,296,000 and a decrease in accounts payable and other accrued expenses of $2,561,000. The Company’s operations provided cash of $6,135,000 during the nine months ended January 31, 2011, with cash primarily provided from a decrease in accounts receivable of $5,094,000 and earnings, which were partially offset by an increase in inventory of $2,171,000.

During the nine months ended January 31, 2012, net cash of $1,326,000 was used in investing activities, primarily for capital expenditures. This compares to the use of $4,698,000 for investing activities in the comparable period of the prior year, primarily for capital expenditures related to the expansion of the Company’s Statesville, North Carolina manufacturing facilities.

The Company’s financing activities used cash of $1,171,000 during the nine months ended January 31, 2012, primarily for cash dividends of $773,000 paid to stockholders, repayment of short-term borrowings of $187,000, and payments on long-term debt of $150,000. Financing activities used cash of $1,062,000 in the same period of the prior year, primarily for cash dividends of $772,000 paid to stockholders and repayment of short-term borrowings of $4,176,000, offset by $4,000,000 of proceeds from new long-term debt. The proceeds of the term loan were used primarily to fund the expansion of the Company’s Statesville, North Carolina manufacturing facilities.

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

Regarding the short-term, the Company’s expectations are that the on-going economic slowdown in the United States will continue to adversely impact the domestic demand for the Company’s products, particularly wood furniture. However, opportunities in the international laboratory marketplace are expected to continue to improve. The Company expects to benefit from lower operating costs related to recent headcount reductions and on-going cost savings initiatives at its Statesville location. It is uncertain whether the recent significant rise in the price of oil will result in higher transportation costs and prices paid for petroleum-based raw materials.

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

REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

A review of the interim consolidated financial information included in this Quarterly Report on Form 10-Q for each of the three and nine month periods ended January 31, 2012 and January 31, 2011 has been performed by Cherry, Bekaert & Holland, L.L.P., the Company’s independent registered public accounting firm. Their report on the interim consolidated financial information follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have reviewed the accompanying consolidated balance sheet of Kewaunee Scientific Corporation and its subsidiaries (the “Company”) as of January 31, 2012, and the related consolidated statements of operations for the three month and nine month periods ended January 31, 2012 and 2011 and the related consolidated statements of cash flows for the nine-month periods ended January 31, 2012 and 2011. These interim consolidated financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of April 30, 2011, and the related consolidated statements of operations, comprehensive income and stockholders’ equity and cash flows for the year then ended (not presented herein) and in our report dated July 15, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of April 30, 2011 is fairly stated in all material respects in relation to the consolidated financial statement from which it has been derived.

/s/ Cherry, Bekaert & Holland, L.L.P.
Charlotte, North Carolina

March 8, 2012

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures made on this matter in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2011.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision of, and with the participation of, the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of January 31, 2012. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of January 31, 2012, the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that all material information required to be filed in this quarterly report is made known to them by others within the Company and its subsidiaries.

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

KEWAUNEE SCIENTIFIC CORPORATION
(Registrant)

Date: March 9, 2012	By	/s/ D. Michael Parker
D. Michael Parker
(As duly authorized officer and Senior Vice President, Finance and Chief Financial Officer)