Form 10-K
period 2012-04-30
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2012-07-13
CIK 55529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2012 or

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of shares of voting stock held by non-affiliates of the registrant was approximately $19,972,457, based on the last reported sale price of the registrant’s Common Stock on October 28, 2011, the last business day of the registrant’s most recently completed second fiscal quarter. Only shares beneficially owned by directors of the registrant (excluding shares subject to options) and each person owning more than 10% of the outstanding Common Stock of the registrant were excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of July 9, 2012, the registrant had outstanding 2,579,464 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: Those portions of the Company’s proxy statement for use in connection with Kewaunee Scientific Corporation’s annual meeting of stockholders to be held on August 22, 2012, indicated in this report are incorporated by reference into Part III hereof.

PART I

Item1. Business

GENERAL

Our principal business is the design, manufacture, and installation of laboratory, healthcare, and technical furniture products. Laboratory furniture products include both steel and wood cabinetry, fume hoods, adaptable modular systems, moveable workstations, environmentally friendly casework, biological safety cabinets and epoxy resin counters and sinks. Healthcare furniture products include laminate casework, systems and related products for healthcare applications. Technical furniture products include column systems, slotted-post systems, pedestal systems and stand-alone benches.

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

It is common in the laboratory and healthcare furniture industries for customer orders to require delivery at extended future dates, as products are frequently to be installed in buildings yet to be constructed. Changes or delays in building construction may cause delays in delivery of the orders and our recognition of the sale. Since prices are normally quoted on a firm basis in the industry, we bear the burden of possible increases in labor and material costs between quotation of an order and delivery of the product. The impact of such possible increases is considered when determining the sales price.

Our need for working capital and our credit practices are comparable to those of other companies manufacturing, selling, and installing similar products in similar markets. Since our products are used in building construction projects, in many cases payments for our products are received over longer periods of time than payments for many other types of manufactured products, thus requiring increased working capital. In addition, payment terms associated with certain projects provide for a retention amount until completion of the project, thus also increasing required working capital. On average, payments for our products are received during the quarter following shipment, with the exception of the retention amounts which are collected at the completion of the project.

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

Our business is not generally cyclical, although sales are sometimes lower during our third quarter because of slower construction activity in certain areas of the country during the winter months. Our business is not dependent on any one or a few customers; however, sales to our national distributor, VWR International, LLC, represented approximately 12%, 14%, and 10% of sales in each of fiscal years 2012, 2011, and 2010, respectively.

Our order backlog at April 30, 2012 was $86.2 million, as compared to $65.7 million at April 30, 2011 and $68.9 million at April 30, 2010. All but $24.2 million of the backlog at April 30, 2012 was scheduled for shipment during fiscal year 2013; however, it may reasonably be expected that delays in shipments will occur because of customer rescheduling or delay in completion of projects which involve the installation of our products. Based on scheduled shipment dates and past experience, we estimate that more than 65 percent of our order backlog at April 30, 2012 will be shipped during fiscal year 2013.

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

RESEARCH AND DEVELOPMENT

The amount spent and expensed by us during the fiscal year ended April 30, 2012 on research and development activities related to new or redesigned products was $941,000. The amounts spent for similar purposes in the fiscal years ended April 30, 2011 and 2010 were $1,181,000 and $1,296,000, respectively.

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

EMPLOYEES

At April 30, 2012, we had 440 domestic and 118 international full-time employees.

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

We have substantial sales to one large customer. That distributor accounted for approximately 12% of our net sales in fiscal year 2012. Loss of all or a part of our sales to a large customer would have a material effect on our revenues and profits.

An increase in the price of raw materials and energy could negatively affect our sales and profits.

It is common in the laboratory and healthcare furniture industries for customers to require delivery at extended future dates, as products are frequently to be installed in buildings yet to be constructed. Since prices are normally quoted on a firm basis in the industry, we bear the burden of possible increases in labor, material, and energy costs between the quotation of an order and the delivery of the products. Our principal raw materials are steel, including stainless steel, wood, and epoxy resin. Numerous factors beyond our control, such as general economic conditions, competition, worldwide demand, labor costs, energy costs, and import duties and other trade restrictions, influence prices for our raw materials. We have not always been able, and in the future we might not be able, to increase our product prices in amounts that correspond to increases in costs of raw materials, without materially and adversely affecting our sales and profits. Where we are not able to increase our prices, increases in our raw material costs will adversely affect our profitability.

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

We have little control over the timing of shipping customer orders, as customers’ required delivery dates are subject to change by the customer. Construction delays and customer changes to product designs are among the factors that may delay the start of manufacturing and shipments of orders. Shipments that we anticipate in one quarter may occur in another quarter, affecting both quarters’ results. Weather conditions, such as unseasonably warm, cold, or wet weather, can also affect and sometimes delay projects. Political and economic events can also affect our revenues. When sales do not meet our expectations, our operating results will be reduced for the relevant quarters.

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

We are subject to a number of significant risks that might cause our actual results to vary materially from our forecasts, targets, or projections, including:

•

Failing to anticipate the need for, appropriately invest in and effectively manage the human, information technology, and logistical resources necessary to support our business, including managing the costs associated with such resources;

•	Failing to generate sufficient future positive operating cash flows and, if necessary, secure adequate external financing to fund our growth; and

•	Interruptions in service by common carriers that ship goods within our distribution channels.

Item 2. Properties

We own and operate three adjacent manufacturing facilities in Statesville, North Carolina. These facilities also house our corporate offices, as well as sales and marketing, administration, engineering and drafting personnel. These facilities together comprise approximately 413,000 square feet and are located on approximately 20 acres of land. In addition, at April 30, 2012, we leased our primary distribution facility and other warehouse facilities totaling 220,000 square feet in Statesville, North Carolina. In Bangalore, India we also lease and operate a manufacturing facility comprising 55,000 square feet, a warehouse facility comprising 11,000 square feet, and a facility comprising 7,000 square feet that houses sales and administrative offices. The Company’s real property and equipment located in Statesville, North Carolina are pledged as collateral for the Company’s term loan that is scheduled to mature on August  1, 2017. We believe our facilities are suitable for their respective uses and are adequate for our current needs.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Market, under the symbol KEQU. The following table sets forth the quarterly high and low prices reported on the NASDAQ Global Market for our stock over the last two fiscal years.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012
High	$11.10	$10.20	$9.87	$9.67
Low	$9.56	$8.01	$7.90	$8.00
Close	$9.90	$9.62	$9.35	$8.59

2011
High	$14.89	$12.25	$14.17	$14.25
Low	$10.54	$10.33	$10.89	$11.00
Close	$11.31	$11.21	$13.72	$11.10

As of July 2, 2012, we estimate there were approximately 1,000 stockholders of our common shares, of which 191 were stockholders of record. We paid cash dividends per share of $0.40, $0.40, and $0.38 for fiscal years 2012, 2011, and 2010, respectively. We expect to pay dividends in the future in line with our actual and anticipated future operating results.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

See Item 12 in this Form 10-K for a discussion of securities authorized for issuance under our equity compensation plans.

Item 6. Selected Financial Data

The following table sets forth our selected consolidated financial information for each of the years ended April 30, 2012, 2011, 2010, 2009, and 2008; this information is derived from our audited Consolidated Financial Statements. The data presented below should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

	Years Ended April 30
$ and shares in thousands, except per share amounts	2012	2011	2010	2009	2008
OPERATING STATEMENT DATA:
Net sales	$102,847	$100,003	$99,093	$103,978	$89,510
Costs of products sold	83,691	80,719	77,690	82,605	70,338

Gross profit	19,156	19,284	21,403	21,373	19,172
Operating expenses	16,443	16,127	15,576	14,289	13,559

Operating earnings	2,713	3,157	5,827	7,084	5,613
Other income (expense)	271	4	1	(28)	47
Interest expense	(445)	(199)	(157)	(280)	(294)

Earnings before income taxes	2,539	2,962	5,671	6,776	5,366
Income tax expense	739	864	1,921	2,264	1,733

Net earnings	1,800	2,098	3,750	4,512	3,633
Less: net earnings attributable to noncontrolling interest	769	248	178	265	499

Net earnings attributable to Kewaunee Scientific Corporation	$1,031	$1,850	$3,572	$4,247	$3,134

Weighted average shares outstanding:
Basic	2,579	2,575	2,564	2,555	2,530
Diluted	2,580	2,585	2,575	2,561	2,557

PER SHARE DATA:
Net earnings attributable to Kewaunee Scientific Corporation
Basic	$0.40	$0.72	$1.39	$1.66	$1.24
Diluted	0.40	0.72	1.39	1.66	1.23
Cash dividends	0.40	0.40	0.38	0.32	0.28
Year-end book value	11.44	12.21	11.83	10.54	10.56

	As of April 30
$ in thousands	2012	2011	2010	2009	2008
BALANCE SHEET DATA:
Current assets	$43,598	$42,379	$38,582	$37,545	$33,182
Current liabilities	20,240	20,264	18,497	18,663	17,262
Net working capital	23,358	22,115	20,085	18,882	15,920
Net property, plant and equipment	15,346	16,575	13,815	11,369	11,825
Total assets	64,136	63,058	56,621	52,529	50,606
Total borrowings/long-term debt	10,519	10,574	5,073	6,141	5,027
Kewaunee Scientific Corporation Stockholders’ equity	29,511	31,491	30,433	26,953	26,947

OTHER DATA:
Capital expenditures	$1,435	$5,247	$4,239	$1,500	$2,546
Year-end stockholders of record	198	206	208	212	214
Year-end employees (domestic)	440	475	462	466	448

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

INTRODUCTION

Kewaunee Scientific Corporation is a recognized leader in the design, manufacture, and installation of laboratory, healthcare, and technical furniture. The Company’s corporate headquarters are located in Statesville, North Carolina. The Company’s manufacturing facilities are located in Statesville and Bangalore, India. The Company has subsidiaries in Singapore and Bangalore that serve the Asian and Middle East markets. Kewaunee Scientific’s website is located at www.kewaunee.com.

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

It is common in the laboratory and healthcare furniture industries for customer orders to require delivery at extended future dates, as products are frequently to be installed in buildings yet to be constructed. Changes or delays in building construction may cause delays in delivery of the orders and our recognition of the sale. Since prices are normally quoted on a firm basis in the industry, we bear the burden of possible increases in labor and material costs between quotation of an order and delivery of the product. The impact of such possible increases is considered when determining the sales price. The principal raw materials and products manufactured by others used in our products are cold-rolled carbon and stainless steel, hardwood lumbers and plywood, paint, chemicals, resins, hardware, plumbing and electrical fittings. Such materials and products are purchased from multiple suppliers and are typically readily available.

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

Revenue Recognition

A portion of our product sales result from fixed-price construction contracts. In these instances, we are usually in the role of a subcontractor, but in some cases may enter into a contract directly with the end-user of the products. Our contract arrangements normally do not contain a general right of return relative to the delivered items. Product sales resulting from fixed-price construction contracts are generated from multiple-element arrangements that require separate units of accounting and estimates regarding the fair value of individual elements. The Company has determined that its multiple-element arrangements that qualify as separate units of accounting are (1) product sales and (2) installation services. There is objective and reliable evidence of fair value for both the product sales and installation services, and allocation of arrangement consideration for each of these units is based on their relative fair values. Each of these elements represents individual units of accounting, as the delivered item has value to a customer on a stand-alone basis. The Company’s products are regularly sold on a stand-alone basis to customers which provides vendor-specific objective evidence of fair value. The fair value of installation services is separately calculated using expected costs of installation services. Many times the value of installation services is calculated using price quotations from subcontractors to the Company, who perform installation services on a stand-alone basis. Assuming all other criteria for revenue recognition have been met, we recognize revenue for product sales at the date of shipment. Product sales resulting from purchase orders involve a purchase order received by us from our dealers or our stocking distributor. This category includes product sales for standard products, as well as products which require some customization. These sales are recognized under the terms of the purchase order which generally are freight on board (“FOB”) shipping point and do not include rights of return. Accordingly, these sales are recognized at the time of shipment.

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

RESULTS OF OPERATIONS

Sales for fiscal year 2012 were $102.8 million, an increase of 3% from fiscal year 2011 sales of $100.0 million. Domestic Operations sales for fiscal year 2012 were $84.0 million, comparable to fiscal year 2011 sales of $84.1 million. International Operations sales for fiscal year 2012 were $18.9 million, an increase of nearly 19% from fiscal year 2011 sales of $15.9 million. The increase in International Operations sales reflected increased sales opportunities as the international marketplace continued its recovery. Sales for fiscal year 2011 were $100.0 million, an increase of 1% from fiscal year 2010 sales of $99.1 million. Domestic Operations sales for fiscal year 2011 were $84.1 million, a decrease of 4% from the prior year. Sales in the domestic marketplace reflected lower sales of small and mid-sized projects due to the economic slowdown. International Operations sales for fiscal year 2011 were $15.9 million, an increase of 38% from the prior year, as the international marketplace began its recovery from the economic slowdown.

Our order backlog was $86.2 million at April 30, 2012, as compared to $65.7 million at April 30, 2011, and $68.9 million at April 30, 2010.

Gross profit represented 18.6%, 19.3%, and 21.6% of sales in fiscal years 2012, 2011, and 2010, respectively. The decrease in gross profit margin for fiscal years 2012 and 2011 was primarily due to increased competitive pricing in the marketplace and higher costs for steel and epoxy resin raw materials.

Operating expenses were $16.4 million, $16.1 million, and $15.6 million in fiscal years 2012, 2011, and 2010, respectively, and 16.0%, 16.1%, and 15.7% of sales, respectively. The increase in operating expenses in fiscal year 2012 as compared to fiscal year 2011 resulted primarily from an increase in operating expenses of $378,000 attributable to the growth in International Operations and an increase in depreciation expense of $147,000. These increases were partially offset by a decrease of $148,000 in pension expense and a decrease of $100,000 in sales and marketing expenses. The increase in operating expenses in fiscal year 2011 as compared to fiscal year 2010 resulted primarily from an increase in operating expenses of $433,000 for expanded international operations, an increase of $189,000 in sales and marketing expenses, an increase of $129,000 in depreciation expense, and an increase of $104,000 in stock option expense. These increases were partially offset by a decrease in pension expense of $251,000 and a decrease in bad debt expense of $101,000.

Other income was $271,000, $4,000, and $1,000 in fiscal years 2012, 2011 and 2010, respectively. The increase in other income in fiscal year 2012 was primarily due to a property insurance settlement in the amount of $156,000.

Interest expense was $445,000, $199,000, and $157,000 in fiscal years 2012, 2011, and 2010, respectively. The increase in interest expense for fiscal year 2012 was primarily due to higher levels of bank borrowings.

Income tax expense was $739,000, $864,000, and $1,921,000 in fiscal years 2012, 2011, and 2010, respectively, or 29.1%, 29.2%, and 33.9% of pretax earnings, respectively. The effective tax rate for each of these years is lower than the statutory rate due to the favorable impact of tax rates for the Company’s international subsidiaries and the impact of state and federal tax credits.

Net earnings attributable to the noncontrolling interest related to our two subsidiaries that are not 100% owned by the Company were $769,000, $248,000, and $178,000, for fiscal years 2012, 2011, and 2010, respectively. The increases in the net earnings attributable to the noncontrolling interest for each year were directly attributable to higher levels of net income of the subsidiaries.

Net earnings in fiscal year 2012 were $1,031,000, or $0.40 per diluted share. Net earnings in fiscal year 2011 were $1,850,000, or $0.72 per diluted share, and net earnings in fiscal year 2010 were $3,572,000, or $1.39 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity have historically been funds generated from operating activities, supplemented as needed by borrowings under our revolving credit facility. Additionally, certain machinery and equipment are financed by non-cancelable operating leases or capital leases. We believe that these sources of funds will be sufficient to support ongoing business requirements, including capital expenditures, through fiscal year 2013.

At April 30, 2012, we had advances of $6.8 million and standby letters of credit aggregating $2.2 million outstanding under our unsecured $15 million revolving credit facility. The credit facility matures on July 31, 2014. See Note 3 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report for additional information concerning our credit facility. We did not have any off balance sheet arrangements at April 30, 2012.

The following table summarizes the cash payment obligations for our lease arrangements and long-term loan as of April 30, 2012:

PAYMENTS DUE BY PERIOD

($ in thousands)

Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	After 5 years
Operating Leases	$6,622	$1,756	$2,473	$1,466	$927
Capital Leases, including interest	37	37	—	—	—
Long-term Loan	3,667	200	400	400	2,667

Total Contractual Cash Obligations	$10,326	$1,993	$2,873	$1,866	$3,594

Operating activities provided cash of $6.9 million in fiscal year 2012, primarily from operating earnings and a decrease in accounts receivable, partially offset by an increase in the provision for deferred income taxes and an increase in inventory. Operating activities provided cash of $1.3 million in fiscal year 2011, primarily from operating earnings and an increase in accounts payable, partially offset by increases in accounts receivable and inventory. Operating activities provided cash of $4.5 million in fiscal year 2010, primarily from operating earnings and an increase in accounts payable and other accrued expenses, partially offset by increases in accounts receivable and inventory.

The majority of the April 30, 2012 accounts receivable balances are expected to be collected during the first quarter of fiscal year 2013, with the exception of retention amounts on fixed-price contracts which are collected when the entire construction project is completed and all retention funds are paid by the owner.

As discussed above, no further benefits have been, or will be, earned under our pension plans after April 30, 2005, and no additional participants have been, or will be, added to the plans. We expect to make contributions of approximately $1,000,000 to the plans in fiscal year 2013. We made contributions of $402,000 and $719,000 to the plans in fiscal years 2012 and 2011, respectively. We did not make any contributions to the plans in fiscal year 2010.

Capital expenditures were $1.4 million, $5.2 million, and $4.2 million in fiscal years 2012, 2011, and 2010, respectively. Capital expenditures in fiscal year 2012 were funded primarily from operations. The increase in capital expenditures in fiscal year 2011 was primarily attributable to the completion of the expansion and remodeling of our Statesville facilities. Capital expenditures in fiscal year 2011 were primarily funded by long-term bank financing. Capital expenditures in fiscal year 2010 included expenditures for the expansion of the Company’s India operations and expansion of the Statesville facilities which were funded primarily from cash generated by operating activities. Fiscal year 2013 capital expenditures are anticipated to be approximately $1.0 million, with the majority of these expenditures for manufacturing equipment. The fiscal year 2013 expenditures are expected to be funded primarily by operating activities, supplemented as needed by borrowings under our revolving credit facility.

Working capital was $23.4 million at April 30, 2012, up from $22.1 million at April 30, 2011, and the ratio of current assets to current liabilities was 2.2-to-1.0 at April 30, 2012 and 2.1-to-1.0 at April 30, 2011. The increase in working capital for fiscal year 2012 was primarily due to cash provided by operating activities.

We paid cash dividends of $0.40, $0.40, and $0.38 per share in fiscal years 2012, 2011, and 2010, respectively. We expect to pay dividends in the future in line with our actual and anticipated future operating results.

RECENT ACCOUNTING STANDARDS

New Accounting Standards In October 2009, the Financial Accounting Standards Board (“FASB”) FASB issued Accounting Standards Update (“ASU”) ASU 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force.” It updates the existing multiple-element revenue arrangements guidance currently included under FASB ASC 605-25, “Revenue Recognition, Multiple-element Arrangements.” The revised guidance primarily provides two significant changes: (i) eliminates the need for objective and reliable evidence of fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and (ii) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance expands the disclosure requirements for revenue recognition. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. The Company adopted this standard effective May 1, 2011. The adoption of this standard did not have a significant impact on the Company’s consolidated financial position or results of operations.

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

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This update requires additional disclosures about the transfers between Level 1 and Level 2 of the fair value hierarchy, the sensitivity of unobservable inputs to the fair value measurements within Level 3 of the fair value hierarchy, and disclosure of the categorization by level of the fair value hierarchy for items for which fair value disclosure is required but that are not measured at fair value in the statement of financial position. ASU 2011-04 is effective for interim and annual reporting periods, beginning after December 15, 2011. The Company adopted this standard effective February 1, 2012. The adoption of this standard did not a have a significant impact of the Company’s consolidated financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” This update requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in either a single continuous statement or two separate but consecutive statements. This guidance does not change the items that must be reported in other comprehensive income. Subsequently, in December 2011, the FASB issued ASU 2011-12 which deferred some aspects of the June guidance that relate to the presentation of reclassification adjustments. ASU 2011-05 is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. The Company adopted this standard effective May 1, 2012. The Company does not expect the adoption of this standard to have a significant impact of the Company’s consolidated financial position or results of operations.

OUTLOOK

Our ability to predict future demand for our products continues to be limited given our role as subcontractor or supplier to dealers for subcontractors. Demand for our products is also dependent upon the number of laboratory construction projects planned and/or current progress in projects already under construction. Our earnings are also impacted by increased costs of raw materials, including stainless steel, wood, and epoxy resin, and whether we are able to increase product prices to customers in amounts that correspond to such increases without materially and adversely affecting sales. Additionally, since prices are normally quoted on a firm basis in the industry, we bear the burden of possible increases in labor and material costs between the quotation of an order and delivery of a product. We are also unable to predict the timing and strength of the global economic recovery and its short-term and long-term impact on our operations and the markets in which we compete.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in the area of interest rates. This exposure is associated with advances outstanding under our bank line of credit and certain lease obligations for production machinery, all of which are priced on a floating rate basis. Advances outstanding under the bank line of credit were $6.8 million at April 30, 2012. In June 2010, we entered into an interest rate swap agreement whereby the interest rate payable on the outstanding principal balance of our $4 million term loan was effectively converted to a fixed rate of 4.875%. In July 2009, we entered into an interest rate swap agreement whereby the interest rate payable on $2 million of outstanding advances under the revolving credit facility effectively converted to a fixed interest rate of 3.9% for the period beginning August 3, 2009, and ending August 1, 2012. We entered into these interest rate swaps to mitigate future interest rate risk associated with borrowings under the credit facility. We believe that our exposure to market risk is not material.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, Management concluded the Company maintained effective internal control over financial reporting as of April 30, 2012.

/s/ William A. Shumaker
Chief Executive Officer

/s/ D. Michael Parker
Senior Vice President, Finance
Chief Financial Officer

July 13, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS

OF KEWAUNEE SCIENTIFIC CORPORATION

STATESVILLE, NORTH CAROLINA

We have audited the accompanying consolidated balance sheets of Kewaunee Scientific Corporation and subsidiaries (the “Company”) as of April 30, 2012 and 2011, and the related consolidated statements of operations, comprehensive income and stockholders’ equity and cash flows for each of the three years in the period ended April 30, 2012. Our audits also included the financial statement schedule listed in the index at Item 15(a). These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of April 30, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 2012, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of April 30, 2012 included in the accompanying “Report of Management on Internal Control over Financial Reporting,” and, accordingly, we do not express an opinion thereon.

/s/ CHERRY, BEKAERT & HOLLAND, L.L.P.
Charlotte, North Carolina

July 13, 2012

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended April 30	Kewaunee Scientific Corporation

$ and shares in thousands, except per share amounts	2012	2011	2010

Net sales	$102,847	$100,003	$99,093
Costs of products sold	83,691	80,719	77,690

Gross profit	19,156	19,284	21,403
Operating expenses	16,443	16,127	15,576

Operating earnings	2,713	3,157	5,827
Other income (expense)	271	4	1
Interest expense	(445)	(199)	(157)

Earnings before income taxes	2,539	2,962	5,671
Income tax expense	739	864	1,921

Net earnings	1,800	2,098	3,750
Less: net earnings attributable to the noncontrolling interest	769	248	178

Net earnings attributable to Kewaunee Scientific Corporation	$1,031	$1,850	$3,572

Net earnings per share attributable to Kewaunee Scientific Corporation stockholders
Basic	$0.40	$0.72	$1.39
Diluted	$0.40	$0.72	$1.39

Weighted average number of Common shares outstanding
Basic	2,579	2,575	2,564
Diluted	2,580	2,585	2,575

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND STOCKHOLDERS’ EQUITY

Kewaunee Scientific Corporation

$ in thousands, except per share amounts	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at April 30, 2009	$6,550	$614	$(492)	$25,802	$(5,521)	$26,953

Comprehensive Income:
Net earnings	—	—	—	3,572	—	3,572
Foreign currency translation adjustments	—	—	—	—	307	307
Change in unrecognized actuarial loss on pension obligations, net of tax	—	—	—	—	347	347
Change in fair value of cash flow hedge, net of tax	—	—	—	—	(31)	(31)

Total comprehensive income						4,195

Cash dividends declared, $.38 per share	—	—	—	(976)	—	(976)
Stock options exercised, 37,500 shares	—	121	316	—	—	437
Stock options granted, 47,200 shares	—	120	—	—	—	120
Purchase of treasury stock, 20,959 shares	—	—	(296)	—	—	(296)

Balance at April 30, 2010	6,550	855	(472)	28,398	(4,898)	30,433

Comprehensive Income:
Net earnings	—	—	—	1,850	—	1,850
Foreign currency translation adjustments	—	—	—	—	21	21
Change in unrecognized actuarial loss on pension obligations, net of tax	—	—	—	—	54	54
Change in fair value of cash flow hedge, net of tax	—	—	—	—	(107)	(107)

Total comprehensive income						1,818

Cash dividends declared, $.40 per share	—	—	—	(1,030)	—	(1,030)
Stock options exercised, 13,850 shares	—	11	140	—	—	151
Stock options granted, 136,400 shares	—	225	—	—	—	225
Purchase of treasury stock, 8,323 shares	—	—	(106)	—	—	(106)

Balance at April 30, 2011	6,550	1,091	(438)	29,218	(4,930)	31,491

Comprehensive Income:
Net earnings	—	—	—	1,031	—	1,031
Foreign currency translation adjustments	—	—	—	—	(466)	(466)
Change in unrecognized actuarial loss on pension obligations, net of tax	—	—	—	—	(1,682)	(1,682)
Change in fair value of cash flow hedge, net of tax	—	—	—	—	(98)	(98)

Total comprehensive income (loss)						(1,215)

Cash dividends declared, $0.40 per share	—	—	—	(1,031)	—	(1,031)
Stock options exercised, 14,500 shares	—	(11)	152	—	—	141
Stock options granted, 55,000 shares	—	261	—	—	—	261
Purchase of treasury stock, 13,306 shares	—	—	(136)	—	—	(136)

Balance at April 30, 2012	$6,550	$1,341	$(422)	$29,218	$(7,176)	$29,511

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

April 30	Kewaunee Scientific Corporation

$ and shares in thousands, except per share amounts	2012	2011

ASSETS
Current Assets
Cash and cash equivalents	$6,188	$2,402
Restricted cash	704	553
Receivables, less allowance: $311 (2012); $250 (2011)	23,244	27,346
Inventories	11,760	10,466
Deferred income taxes	713	431
Prepaid expenses and other current assets	989	1,181

Total Current Assets	43,598	42,379
Property, Plant and Equipment, Net	15,346	16,575

Other Assets
Deferred income taxes	1,656	399
Other	3,536	3,705

Total Other Assets	5,192	4,104

Total Assets	$64,136	$63,058

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$6,816	$6,588
Current obligations under capital leases	36	83
Current portion of long-term debt	200	200
Accounts payable	8,848	9,770
Employee compensation and amounts withheld	1,304	1,435
Deferred revenue	1,362	1,108
Other accrued expenses	1,674	1,080

Total Current Liabilities	20,240	20,264
Obligations under capital leases	—	36
Long-term debt	3,467	3,667
Accrued employee benefit plan costs	8,771	6,075

Total Liabilities	32,478	30,042

Commitments and Contingencies (Note 7)
Stockholders’ Equity
Common stock, $2.50 par value, Authorized - 5,000 shares; Issued - 2,620 shares; Outstanding - 2,579 shares (2012); 2,578 shares (2011)	6,550	6,550
Additional paid-in-capital	1,341	1,091
Retained earnings	29,218	29,218
Accumulated other comprehensive loss	(7,176)	(4,930)
Common stock in treasury, at cost: 40 shares (2012); 42 shares (2011)	(422)	(438)

Total Kewaunee Scientific Corporation Stockholders’ Equity	29,511	31,491
Noncontrolling Interest	2,147	1,525

Total Equity	31,658	33,016

Total Liabilities and Stockholders’ Equity	$64,136	$63,058

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended April 30	Kewaunee Scientific Corporation

$ in thousands	2012	2011	2010

Cash Flows from Operating Activities
Net earnings	$1,800	$2,098	$3,750
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	2,664	2,487	2,348
Bad debt provision	214	60	163
Provision for deferred income tax expense (benefit)	(1,539)	223	(393)
Decrease in prepaid income taxes	—	—	9
Decrease (increase) in receivables	3,888	(1,237)	(1,806)
Increase in inventories	(1,294)	(2,116)	(511)
(Decrease) increase in accounts payable and other accrued expenses	(459)	(672)	977
Increase (decrease) in deferred revenue	254	522	(712)
Other, net	1,395	(94)	708

Net cash provided by operating activities	6,923	1,271	4,533

Cash Flows from Investing Activities
Capital expenditures	(1,435)	(5,247)	(4,239)
Increase in restricted cash	(151)	(9)	(88)

Net cash used in investing activities	(1,586)	(5,256)	(4,327)

Cash Flows from Financing Activities
Dividends paid	(1,031)	(1,030)	(976)
Dividends paid to noncontrolling interest in subsidiaries	—	—	(383)
Net increase (decrease) in short-term borrowings	228	1,716	(848)
Proceeds from long-term debt	—	4,000	—
Payments on capital leases	(83)	(82)	(220)
Payments on long-term debt	(200)	(133)	—
Net proceeds from exercise of stock options (including tax benefit)	—	34	141

Net cash (used in) provided by financing activities	(1,086)	4,505	(2,286)

Effect of exchange rate changes on cash, net	(465)	160	243

Increase (decrease) in Cash and Cash Equivalents	3,786	680	(1,837)
Cash and Cash Equivalents at Beginning of Year	2,402	1,722	3,559

Cash and Cash Equivalents at End of Year	$6,188	$2,402	$1,722

Supplemental Disclosure of Cash Flow Information
Interest paid	$444	$174	$157
Income taxes paid	$418	$1,474	$1,308
Fixed assets in accounts payable	$—	$—	$555

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

Kewaunee Scientific Corporation (the “Company”) designs, manufactures, and installs laboratory, healthcare, and technical furniture products. Products include steel and wood cabinetry, fume hoods, flexible systems, worksurfaces, workstations, workbenches, computer enclosures, and laminate casework. The Company’s sales are made through purchase orders and contracts submitted by customers, dealers and agents, a national stocking distributor, competitive bids submitted by the Company, and its subsidiaries located in Singapore and Bangalore, India. The majority of the Company’s products are sold to customers located in North America, primarily within the United States. The Company’s laboratory products are used in chemistry, physics, biology, and other general science laboratories in the pharmaceutical, biotechnology, industrial, chemical, commercial, educational, government, and health care markets. Technical products are used in facilities manufacturing computers and light electronics, and by users of computer and networking furniture. Laminate casework is used in educational, healthcare, and industrial applications.

Principles of Consolidation The Company’s consolidated financial statements include the accounts of Kewaunee Scientific Corporation and its four international subsidiaries. A brief description of each subsidiary, along with the amount of the Company’s controlling financial interests, is as follows: (1) Kewaunee Labway Asia Pte. Ltd., a dealer for the Company’s products in Singapore, is 51% owned by the Company; (2) Kewaunee Labway India Pvt. Ltd., a dealer for the Company’s products in Bangalore, India, is 90% owned by Kewaunee Labway Asia, Pte. Ltd.; (3) Kewaunee Scientific Corporation India Pvt. Ltd. in Bangalore, India, a manufacturing and assembly operation, is 100% owned by the Company, and (4) Kewaunee Scientific Corporation Singapore Pte. Ltd., a holding company in Singapore, is 100% owned by the Company. All intercompany balances, transactions, and profits have been eliminated. Included in the consolidated financial statements are net assets of $9,648,000 and $7,580,000 at April 30, 2012 and 2011, respectively, of the Company’s subsidiaries. Net sales by the Company’s subsidiaries in the amount of $18,876,000, $15,882,000, and $11,532,000 were included in the consolidated statements of operations for fiscal years 2012, 2011, and 2010, respectively.

Cash and Cash Equivalents Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less. During the years ended April 30, 2012 and 2011, the Company had cash deposits in excess of FDIC insured limits. The Company has not experienced any losses from such deposits.

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

$ in thousands	2012	2011	Useful Life
Land	$41	$41	N/A
Building and improvements	14,626	14,390	10-40 years
Machinery and equipment	28,889	28,285	5-10 years

Total	43,556	42,716
Less accumulated depreciation	(28,210)	(26,141)

Net property, plant and equipment	$15,346	$16,575

At April 30, 2012 and 2011, equipment financed under capital leases with a cost of $307,000 was included in machinery and equipment. Management reviews the carrying value of property, plant and equipment for impairment whenever changes in circumstances or events indicate that such carrying value may not be recoverable. If projected undiscounted cash flows are not sufficient to recover the carrying value of the potentially impaired asset, the carrying value is reduced to estimated fair value. There were no impairments in fiscal years 2012, 2011, and 2010.

Other Assets Other assets at April 30, 2012 and 2011 included $3,454,000 and $3,504,000, respectively, of assets held in a trust account for non-qualified benefit plans and $83,000 and $71,000, respectively, of cash surrender values of life insurance policies. Life insurance policies are recorded at the amount that could be realized under the insurance contract as of the date of the Company’s consolidated balance sheet with the change in cash surrender or contract value being recorded as income or expense during each period.

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

The following tables summarize the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring and nonrecurring basis as of April 30, 2012 and 2011 (in thousands):

	2012
Financial Assets	Level 1	Level 2	Level 3	Total
Trading securities held in deferred compensation plan (1)	$3,454	$—	$—	$3,454
Cash surrender value of life insurance policies (1)	—	83	—	83

Total	$3,454	$83	$—	$3,537

Financial Liabilities
Deferred compensation plans (2)	$—	$3,717	$—	$3,717
Interest rate swap derivative	—	378	—	378

Total	$—	$4,095	$—	$4,095

	2011
Financial Assets	Level 1	Level 2	Level 3	Total
Trading securities held in deferred compensation plan (1)	$3,504	$—	$—	$3,504
Cash surrender value of life insurance policies (1)	—	71	—	71
Note receivable (3)	—	—	238	238

Total	$3,504	$71	$238	$3,813

Financial Liabilities
Deferred compensation plans (2)	$—	$3,726	$—	$3,726
Interest rate swap derivative	—	221	—	221

Total	$—	$3,947	$—	$3,947

(1)	The Company maintains an executive compensation plan which includes investment assets in a rabbi trust. These assets consist of marketable securities, which are valued using quoted market prices multiplied by the number of shares owned, and the cash surrender value of life insurance policies.
(2)	The deferred compensation plan liability is equal to the individual participants’ account balances under the plan.
(3)	Measured on a non-recurring basis.

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

Deferred revenue consists of customer deposits and advance billings of the Company’s products where sales have not yet been recognized. Accounts receivable includes retainage in the amounts of $2,015,000 and $3,081,000 at April 30, 2012 and 2011, respectively. Shipping and handling costs are included in cost of sales. Because of the nature and quality of the Company’s products, any warranty issues are determined in a relatively short period after the sale and are infrequent in nature, and as such, warranty costs are immaterial to the Company’s consolidated financial position and results of operations and are expensed as incurred.

Product sales resulting from fixed-price construction contracts involve a signed contract for a fixed price to provide the Company’s laboratory furniture and fume hoods for a construction project. In these instances, the Company is usually in the role of a subcontractor, but in some cases may enter into a contract directly with the end-user of the products. Contract arrangements normally do not contain a general right of return relative to the delivered items. Product sales resulting from fixed-price construction contracts are generated from multiple-element arrangements that require separate units of accounting and estimates regarding the fair value of individual elements. The Company has determined that its multiple-element arrangements that qualify as separate units of accounting are (1) product sales and (2) installation services. There is objective and reliable evidence of fair value for both the product sales and installation services, and allocation of arrangement consideration for each of these units is based on their relative fair values. Each of these elements represent individual units of accounting, as the delivered item has value to a customer on a stand-alone basis. The Company’s products are regularly sold on a stand-alone basis to customers which provides vendor-specific objective evidence of fair value. The fair value of installation services is separately calculated using expected costs of installation services. Many times the value of installation services is calculated using price quotations from subcontractors to the Company who perform installation services on a stand-alone basis.

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

Credit Concentration Credit risk is generally not concentrated with any one customer or industry, although the Company does enter into large contracts with individual customers from time to time. The Company performs credit evaluations of its customers. Revenues from the Company’s national stocking distributor, VWR International, LLC, represented approximately 12%, 14%, and 10% of the Company’s total sales in fiscal years 2012, 2011 and 2010, respectively.

Income Taxes In accordance with ASC 740, “Income Taxes,” the Company uses the liability method in measuring the provision for income taxes and recognizing deferred tax assets and liabilities on the balance sheet. ASC 740 clarifies the financial statement recognition threshold and measurement attribute of a tax position taken or expected to be taken in a tax return. Under ASC 740, the Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC 740 only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. The Company does not have any significant uncertain tax positions at April 30, 2012 and 2011.

Research and Development Costs Research and development costs are charged to expense in the periods incurred. Expenditures for research and development costs were $941,000, $1,181,000, and $1,296,000 for the fiscal years ended April 30, 2012, 2011, and 2010, respectively.

Advertising Costs Advertising costs are expensed as incurred, and include trade shows, training materials, sales samples, and other related expenses. Advertising costs for the years ended April 30, 2012, 2011, and 2010 were $344,000, $398,000, and $347,000, respectively.

Derivative Financial Instruments The Company records derivatives on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The nature of the Company’s business activities involves the management of various financial and market risks, including those related to changes in interest rates. The Company does not enter into derivative instruments for speculative purposes. In June 2010, the Company entered into an interest rate swap agreement whereby the interest rate payable by the Company on the outstanding balance of the term loan was effectively converted to a fixed rate of 4.875% beginning August 2, 2010. In July 2009, the Company entered into an interest rate swap agreement whereby the interest rate payable by the Company on $2 million of outstanding advances under the revolving credit facility was effectively converted to a fixed interest rate of 3.9% for the period beginning August 3, 2009, and ending August 1, 2012. The Company entered into these interest rate swap arrangements to mitigate future interest rate risk associated with its loan balances and has designated these as cash flow hedges. (See Note 3.)

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

Earnings Per Share Basic earnings per share is based on the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the assumed exercise and conversion of outstanding options under the Company’s stock option plans, except when options have an antidilutive effect. Accordingly, options to purchase 253,050, 118,900, and 73,725 shares at April 30, 2012, 2011, and 2010, respectively, were not included in earnings per share. These options were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares at that date, and accordingly, such options would have an antidilutive effect.

The following is a reconciliation of basic to diluted weighted average common shares outstanding (in thousands):

	2012	2011	2010
Weighted average common shares outstanding
Basic	2,579	2,575	2,564
Dilutive effect of stock options	1	10	11

Weighted average common shares outstanding—diluted	2,580	2,585	2,575

Accounting for Stock Options Compensation costs related to all stock awards granted by the Company are charged against income during their vesting period, under ASC 718, “Compensation – Stock Compensation,” for stock options. The Company granted stock options for 55,000, 136,400, and 47,200 shares during fiscal years 2012, 2011 and 2010, respectively. (See Note 5.)

Reclassifications Certain 2010 amounts have been reclassified to conform with the 2012 presentation in the consolidated statements of cash flows. Such reclassifications had no impact on net earnings.

New Accounting Standards In October 2009, the Financial Accounting Standards Board (“FASB”) FASB issued Accounting Standards Update (“ASU”) ASU 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force.” It updates the existing multiple-element revenue arrangements guidance currently included under FASB ASC 605-25, “Revenue Recognition, Multiple-element Arrangements.” The revised guidance primarily provides two significant changes: (i) eliminates the need for objective and reliable evidence of fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and (ii) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance expands the disclosure requirements for revenue recognition. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. The Company adopted this standard effective May 1, 2011. The adoption of this standard did not have a significant impact on the Company’s consolidated financial position or results of operations.

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

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This update requires additional disclosures about the transfers between Level 1 and Level 2 of the fair value hierarchy, the sensitivity of unobservable inputs to the fair value measurements within Level 3 of the fair value hierarchy, and disclosure of the categorization by level of the fair value hierarchy for items for which fair value disclosure is required but that are not measured at fair value in the statement of financial position. ASU 2011-04 is effective for interim and annual reporting periods, beginning after December 15, 2011. The Company adopted this standard effective February 1, 2012. The adoption of this standard did not a have a significant impact of the Company’s consolidated financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” This update requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in either a single continuous statement or two separate but consecutive statements. This guidance does not change the items that must be reported in other comprehensive income. Subsequently, in December 2011, the FASB issued ASU 2011-12 which deferred some aspects of the June guidance that relate to the presentation of reclassification adjustments. ASU 2011-05 is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. The Company adopted this standard effective May 1, 2012. The Company does not expect the adoption of this standard to have a significant impact of the Company’s consolidated financial position or results of operations.

Note 2—Inventories

Inventories consisted of the following at April 30:

$ in thousands	2012	2011
Finished goods	$3,570	$2,887
Work-in-process	1,831	1,697
Materials and components	6,359	5,882

Total inventories	$11,760	$10,466

At April 30, 2012 and 2011, the Company’s international subsidiaries’ inventories were $1,253,000 and $824,000, respectively, measured using the first-in, first-out (“FIFO”) method. If all of the Company’s inventories had been determined using the FIFO method at April 30, 2012 and 2011, reported inventories would have been $1.6 million and $1.5 million greater, respectively. During fiscal year 2012, the LIFO index was higher than 100% due to higher prices for certain raw materials. This increase resulted in the addition of LIFO inventory quantities carried at lower costs prevailing in prior years as compared to the cost of purchases in fiscal year 2012, the effect of which increased the cost of sales by $146,000. During fiscal year 2011, the LIFO index was less than 100% due to lower prices paid for certain raw materials. This reduction resulted in a liquidation of LIFO inventory quantities carried at higher costs prevailing in prior years as compared with the cost of purchases in fiscal year 2011, the effect of which decreased the cost of sales by $216,000.

Note 3—Long-term Debt and Other Credit Arrangements

In August 2011, the Company amended its existing bank agreement and increased its unsecured revolving credit facility to $15,000,000 from $14,000,000 and extended the facility’s expiration date to July 31, 2014. Monthly interest payments under the facility, as amended, are payable calculated at the 30-day LIBOR Market Interest Rate plus a variable rate ranging from 1.575% to 2.175%. The borrowing rate at April 30, 2012 was 2.414%, including a variable rate adjustment of 2.175%. The credit facility includes financial covenants with respect to certain ratios, including (a) debt-to-net worth, (b) fixed charge coverage, and (c) asset coverage. At April 30, 2012 and 2011, the Company was in compliance with all of the financial covenants. In July 2009, the Company entered into an interest rate swap agreement whereby the interest rate payable by the Company on $2 million of outstanding advances under the revolving credit facility effectively converted to a fixed rate of 3.9% for the period beginning August 3, 2009 and ending August 1, 2012.

At April 30, 2012, there were advances of $6.8 million outstanding under the revolving credit facility. Additionally, at April 30, 2012, the Company’s Asia subsidiaries had standby letters of credit in the aggregate amount of $2.2 million outstanding under the credit facility to guarantee performance on certain customer projects. All of the letters of credit outstanding at April 30, 2012 have expiration dates during fiscal year 2013.

On August 2, 2010, the Company amended its existing bank agreement covering its unsecured revolving credit facility to provide for an additional $4 million seven-year term loan secured by the Company’s real property and equipment located in Statesville, North Carolina. Amounts outstanding under the term loan were as follows as of April 30:

$ in thousands	2012	2011
Term loan payable	$3,667	$3,867
Less: current portion	(200)	(200)

Long-term debt	$3,467	$3,667

The term loan requires monthly principal payments of $17,000, plus interest calculated at the 30-day LIBOR Market Index Rate plus 1.575%, with payment of the outstanding principal balance and any unpaid interest at the term loan maturity date. In June 2010, the Company entered into an interest rate swap agreement with a notional amount that is adjusted to match the outstanding principal on the related debt. Accordingly, the interest rate payable by the Company on the term loan was effectively converted to a fixed rate of 4.875% beginning August 2, 2010. Scheduled annual principal payments for the term loan are $200,000 for fiscal years 2013 through 2017, and $2,667,000 for fiscal year 2018.

Obligations for leases classified as capital leases were $36,000 at April 30, 2012. All obligations for capital leases are scheduled to be paid in full in fiscal year 2013.

Note 4—Income Taxes

Income tax expense consisted of the following:

$ in thousands	2012	2011	2010
Current tax expense (benefit):
Federal	$247	$300	$1,680
State and local	63	124	419
Foreign	838	185	226

Total current tax expense	1,148	609	2,325

Deferred tax expense (benefit):
Federal	(338)	170	(611)
State and local	(12)	83	78
Foreign	(59)	2	129

Total deferred tax expense	(409)	255	(404)

Net income tax expense	$739	$864	$1,921

The reasons for the differences between the above net income tax expense and the amounts computed by applying the statutory federal income tax rates to earnings before income taxes are as follows:

$ in thousands	2012	2011	2010
Income tax expense at statutory rate	$863	$1,007	$1,928
State and local taxes, net of federal income tax benefit (expense)	3	96	234
Tax credits (state, net of federal benefit)	(76)	(122)	(227)
Effects of differing US and foreign tax rates	(61)	(155)	48
Increase in valuation allowance	73	—	—
Other items, net	(63)	38	(62)

Net income tax expense	$739	$864	$1,921

Significant items comprising deferred tax assets and liabilities as of April 30 were as follows:

$ in thousands	2012	2011
Deferred tax assets:
Accrued employee benefit expenses	$480	$366
Allowance for doubtful accounts	95	97
Deferred compensation	1,446	1,449
Tax credits	375	423
Unrecognized actuarial loss, defined benefit plans	4,146	3,075
Other	93	(25)

Total deferred tax assets	6,635	5,385

Deferred tax liabilities:
Book basis in excess of tax basis of property, plant and equipment	(2,166)	(2,370)
Prepaid pension	(2,180)	(2,161)
Other	153	(24)

Total deferred tax liabilities	(4,193)	(4,555)

Less: valuation allowance	(73)	—

Net deferred tax assets (liabilities)	$2,369	$830

Deferred tax assets classified in the balance sheet:
Current	$713	$431
Long-term	1,656	399

Net deferred tax assets (liabilities)	$2,369	$830

At April 30, 2012, the Company had federal tax credit carryforwards in the amount of $63,000 expiring beginning in 2020 and state tax credit carryforwards in the amount of $311,000, net of federal benefit, expiring beginning in 2013. After a review of the expiration schedule of the tax credits and future taxable income required to utilize such credits before their expiration, a valuation allowance of $73,000 was recorded at April 30, 2012.

Note 5—Stock Options and Share-Based Compensation

The stockholders approved the 2010 Stock Option Plan for Directors (the “2010 Plan”) in fiscal year 2011 which allowed the Company to grant options on 100,000 shares of the Company’s common stock. Under this plan, each eligible director will be granted options to purchase 10,000 shares at the fair market value at the date of grant for a term of five years. These options will be exercisable in four equal installments, one-fourth becoming exercisable on the next August 1 following the date of grant, and one-fourth becoming exercisable on August 1 of each of the next three years. At April 30, 2012, there were 30,000 shares available for future grants under the 2010 Plan.

The stockholders approved the 2008 Key Employee Stock Option Plan (the “2008 Plan”) in fiscal year 2009 which allowed the Company to grant options on 300,000 shares of the Company’s common stock. This plan replaced the Company’s previous stock option plans, but certain unexercised options previously granted under the old plans remain outstanding. Under both plans, options were granted at not less than the fair market value at the date of grant and options are exercisable in such installments, for such terms (up to 10 years), and at such times, as the Board of Directors may determine at the time of the grant. At April 30, 2012, there were 120,300 shares available for future grants under the 2008 Plan.

The Company recorded stock-based compensation expense in accordance with ASC 718. In order to determine the fair value of stock options on the date of grant, the Company applied the Black-Scholes option pricing model. Inherent in the model are assumptions related to expected stock-price volatility, option life, risk-free interest rate, and dividend yield. For stock options granted during the fiscal years 2012, 2011, and 2010, the Company believes that its historical share option experience does not provide a reasonable basis upon which to estimate expected term. The stock options granted have the “plain-vanilla” characteristics as defined in SEC Staff Accounting Bulletin No. 107 (SAB 107). The Company utilized the Safe Harbor option “Simplified Method” to determine the expected term of these options in accordance with the guidance of SAB 107 for options granted. The Company intends to continue to utilize the “Simplified Method” for future grants in accordance with the guidance of SAB 110 until such time that the Company believes that its historical share option experience will provide a reasonable basis to estimate expected term. The fair value of the options granted as shown below was estimated using the Black-Scholes model with the following assumptions:

	2012		2011		2010
	2008 Plan	2010 Plan	2008 Plan	2010 Plan	2008 Plan
Options granted	45,000	10,000	56,400	80,000	47,200
Weighted average expected stock price volatility	48.51%	29.92%	47.53%	57.63%	46.02%
Expected option life	6.25 years	2.42 years	6.25 years	3.75 years	6.25 years
Average risk-free interest rate	2.74%	0.90%	1.80%	0.95%	2.76%
Average dividend yield	3.48%	3.38%	2.95%	2.95%	3.22%
Estimated fair value of each option	$3.06	$1.53	$3.79	$3.83	$4.42

The stock-based compensation expense is recorded over the vesting period (4 years) for the options granted, net of tax. The Company recorded $261,000, $139,000, and $70,000 of compensation expense net of $100,000, $86,000, and $51,000 deferred income tax benefit in fiscal years 2012, 2011, and 2010, respectively. The remaining compensation expense of $333,000, net of $212,000 deferred income tax benefit, will be recorded over the remaining vesting periods.

The Company utilized treasury stock to satisfy stock options exercised during fiscal years 2012, 2011, and 2010. Stock option activity and weighted average exercise price is summarized as follows:

	2012		2011		2010
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	279,800	$11.94	158,925	$12.86	153,050	$12.25
Granted	55,000	8.90	136,400	10.64	47,200	12.66
Canceled	(22,250)	10.64	(1,675)	11.83	(3,825)	11.77
Exercised	(14,500)	9.39	(13,850)	9.71	(37,500)	10.22

Outstanding at end of year	298,050	11.60	279,800	11.94	158,925	12.86

Exercisable at end of year	126,425	$13.00	81,588	$12.86	66,656	$11.67

The number of options outstanding, exercisable, and their weighted average exercise prices were within the following price ranges at April 30, 2012:

	Exercise Price Range
	$8.59-$12.66	$14.69-$14.90

Options outstanding	225,200	72.850
Weighted average exercise price	$10.57	$14.79
Weighted average remaining contractual life	6.52 years	5.84 years
Aggregate intrinsic value	—	—

Options exercisable	62,700	63,725
Weighted average exercise price	$11.16	$14.81
Aggregate intrinsic value	—	—

Note 6—Accumulated Other Comprehensive Income (Loss)

The Company’s other comprehensive income (loss) consists of unrealized gains and losses on the translation of the assets, liabilities, and equity of its foreign subsidiaries, changes in the fair value of its cash flow hedges, and additional minimum pension liability adjustments, net of income taxes. The before tax income (loss), related income tax effect, and accumulated balances are as follows:

$ in thousands	Cash Flow Hedge	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balance at April 30, 2009	$—	$(290)	$(5,231)	$(5,521)
Foreign currency translation adjustment	—	307	—	307
Change in fair value of cash flow hedges	(49)	—	—	(49)
Change in unrecognized actuarial loss on pension obligations	—	—	377	377
Income tax effect	18	—	(30)	(12)

Balance at April 30, 2010	(31)	17	(4,884)	(4,898)
Foreign currency translation adjustment	—	21	—	21
Change in fair value of cash flow hedges	(172)	—	—	(172)
Change in unrecognized actuarial loss on pension obligations	—	—	88	88
Income tax effect	65	—	(34)	31

Balance at April 30, 2011	(138)	38	(4,830)	(4,930)
Foreign currency translation adjustment	—	(466)	—	(466)
Change in fair value of cash flow hedges	(157)	—	—	(157)
Change in unrecognized actuarial loss on pension obligations	—	—	(2,753)	(2,753)
Income tax effect	59	—	1,071	1,130

Balance at April 30, 2012	$(236)	$(428)	$(6,512)	$(7,176)

Note 7—Commitments and Contingencies

The Company entered into a 10-year operating lease for a new distribution center in fiscal year 2003. During fiscal year 2009, the Company entered into a lease related to a new Enterprise Resource Planning System (ERP) that was classified as a capital lease. The Company also leases some of its machinery and equipment under non-cancelable operating leases. Most of these leases provide the Company with renewal and purchase options, and most leases of machinery and equipment have certain early cancellation rights. Rent expense for these operating leases was $2,425,000, $2,323,000, and $2,380,000 in fiscal years 2012, 2011, and 2010, respectively. Future minimum payments under the above non-cancelable lease arrangements for the years ended April 30 are as follows:

$ in thousands	Operating	Capital
2013	$1,756	$37
2014	1,313	—
2015	1,160	—
2016	824	—
2017	642	—
Thereafter	927	—

Total minimum lease payments	6,622	37
Less: amount representing interest	—	(1)

Capital lease obligation	$6,622	$36

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

$ in thousands	2012	2011
Accumulated Benefit Obligation, April 30	$19,061	$17,328

Change in Projected Benefit Obligations
Projected benefit obligations, beginning of year	$17,328	$15,775
Interest cost	942	959
Actuarial loss	1,611	1,328
Actual benefits paid	(820)	(734)

Projected benefit obligations, end of year	19,061	17,328

Change in Plan Assets
Fair value of plan assets, beginning of year	14,979	13,110
Actual return (loss) on plan assets	(553)	1,884
Employer contributions	402	719
Actual benefits paid	(821)	(734)

Fair value of plan assets, end of year	14,007	14,979

Funded status – under	$(5,054)	$(2,349)

$ in thousands	2012	2011
Amounts Recognized in the Consolidated Balance Sheets consist of:
Noncurrent assets	$—	$—
Noncurrent liabilities	(5,054)	(2,349)

Net amount recognized	$(5,054)	$(2,349)

Amounts recognized in accumulated other comprehensive income (loss) consist of:
Net actual loss	$10,658	$7,905
Deferred tax benefit	(4,146)	(3,075)

After-tax actuarial loss	$6,512	$4,830

Weighted-Average Assumptions Used to Determine Benefit Obligations at April 30
Discount rate	4.75%	5.60%
Rate of compensation increase	N/A	N/A

Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended April 30
Discount rate	5.60%	6.00%
Expected long-term return on plan assets	8.75%	8.75%
Rate of compensation increase	N/A	N/A

The components of the net periodic pension cost (income) for each of the fiscal years ended April 30 are as follows:

$ in thousands	2012	2011	2010
Interest cost	$942	$959	$951
Expected return on plan assets	(1,306)	(1,155)	(938)
Recognition of net loss	717	687	694

Net periodic pension cost (income)	$353	$491	$707

The estimated net actuarial loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the fiscal year 2013 is $1,176,000.

The Company’s funding policy is to contribute to the plans when pension laws and economics either require or encourage funding. Contributions of $402,000 and $719,000 were made to the plan in fiscal years 2012 and 2011, respectively. No contributions were made to the plans in fiscal year 2010. The Company anticipates that contributions in the amount of $1,000,000 will be made to the plans in fiscal year 2013.

The following benefit payments are expected to be paid from the benefit plans in the fiscal years ended April 30:

$ in thousands	Amount
2013	$964
2014	1,041
2015	1,102
2016	1,170
2017	1,187
2018-2022	6,376

The Company employs a building block approach in determining the long-term rate of return for plan assets. Historical markets are studied and long-term historical relationships between equities and fixed-income securities are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long-term. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. The expected long-term portfolio return is established via a building block approach with proper consideration of diversification and rebalancing. Peer data and historical returns are also reviewed to check for reasonableness and appropriateness.

The Company uses a Yield Curve technique methodology to determine its GAAP discount rate. Under this approach, future benefit payment cash flows are projected from the pension plan on a projected benefit obligation basis. The payment stream is discounted to a present value using an interest rate applicable to the timing of each respective cash flow. The graph of these time-dependent interest rates is known as a yield curve. The interest rates comprising the Yield Curve are determined through a statistical analysis performed by the IRS and issued each month in the form of a pension discount curve. For this purpose, the universe of possible bonds consists of a set of bonds which are designated as corporate, have high quality ratings (AAA, AA, or A) from nationally recognized statistical rating organizations, and have at least $250 million in par amount outstanding on at least one day during the reporting period. A 1% increase/decrease in the discount rate for fiscal years 2012 and 2011 would decrease/increase pension expense by approximately $152,000 and $212,000, respectively.

The Company uses a total return investment approach, whereby a mix of equities and fixed-income investments are used to attempt to maximize the long-term return on plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, as well as growth, value, and small and large capitalizations. The target allocations based on the Company’s investment policy were 70% in equity securities and 30% in fixed-income securities at both April 30, 2012 and April 30, 2011. A 1% increase/decrease in the expected return on assets for fiscal years 2012 and 2011 would decrease/increase pension expense by approximately $149,000 and $132,000, respectively.

Plan assets by asset categories as of April 30, 2012 and 2011 were as follows:

$ in thousands	2012		2011
Asset Category	Amount	%	Amount	%
Equity Securities	$9,417	67	$11,342	76
Fixed Income Securities	4,547	33	3,458	23
Cash and Cash Equivalents	43	—	179	1

Totals	$14,007	100	$14,979	100

The following tables present the fair value of the assets in our defined benefit pension plans at April 30, 2012 and 2011:

	2012

Asset Category	Level 1	Level 2	Level 3
Large Cap	$5,225	$—	$—
Small/Mid Cap	1,329	—	—
International	1,202	—	—
Emerging Markets	1,134	—	—
Real Estate/Commodities	527	—	—
Fixed Income	4,547	—	—
Cash and Cash Equivalents	43	—	—

Totals	$14,007	$—	$—

	2011

Asset Category	Level 1	Level 2	Level 3
Large Cap	$6,382	$—	$—
Small/Mid Cap	1,603	—	—
International	1,492	—	—
Emerging Markets	1,278	—	—
Real Estate/Commodities	587	—	—
Fixed Income	3,458	—	—
Cash and Cash Equivalents	179	—	—

Totals	$14,979	$—	$—

Level 1 retirement plan assets include United States currency held by a designated trustee and equity funds of common and preferred securities issued by domestic and foreign corporations. These equity funds are traded actively on exchanges and price quotes for these shares are readily available.

Defined Contribution Plan

The Company has a defined contribution plan covering substantially all salaried and hourly employees. The plan provides benefits to all employees who have attained age 21, completed three months of service, and who elect to participate. The plan provides that the Company make matching contributions equal to 100% of the employee’s qualifying contribution up to 3% of the employee’s compensation, and make matching contributions equal to 50% of the employee’s contributions between 3% and 5% of the employee’s compensation, resulting in a maximum employer contribution equal to 4% of the employee’s compensation. Additionally, the plan provides that the Company may elect to make a non-matching contribution for participants employed by the Company on December 31 of each year up to 1% of the participant’s qualifying compensation for that calendar year. The Company’s contributions to the plan in fiscal years 2012, 2011, and 2010 were $664,000, $847,000, and $862,000, respectively.

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

The following table shows revenues, earnings, and other financial information by business segment for each of the three years ended April 30:

$ in thousands	Domestic Operations	International Operations	Corporate	Total
Fiscal Year 2012
Revenues from external customers	$83,971	$18,876	$—	$102,847
Intersegment revenues	5,290	3,051	(8,341)	—
Depreciation	2,513	151	—	2,664
Operating earnings (loss) before income taxes	3,400	2,472	(3,333)	2,539
Income tax expense (benefit)	1,349	779	(1,389)	739
Net earnings attributable to noncontrolling interest	—	769	—	769
Net earnings (loss) attributable to Kewaunee Scientific Corporation	2,051	924	(1,944)	1,031
Segment assets	50,148	13,988	—	64,136
Expenditures for segment assets	1,395	40	—	1,435
Revenues (excluding intersegment) to customers in foreign countries	7,007	18,876	—	25,883

Fiscal Year 2011
Revenues from external customers	$84,121	$15,882	$—	$100,003
Intersegment revenues	3,825	1,297	(5,122)	—
Depreciation	2,312	175	—	2,487
Operating earnings (loss) before income taxes	5,150	1,008	(3,196)	2,962
Income tax expense (benefit)	1,650	188	(974)	864
Net earnings attributable to noncontrolling interest	—	248	—	248
Net earnings (loss) attributable to Kewaunee Scientific Corporation	3,500	572	(2,222)	1,850
Segment assets	52,812	10,246	—	63,058
Expenditures for segment assets	5,070	177	—	5,247
Revenues (excluding intersegment) to customers in foreign countries	2,663	15,882	—	18,545

$ in thousands	Domestic Operations	International Operations	Corporate	Total
Fiscal Year 2010
Revenues from external customers	$87,561	$11,532	$—	$99,093
Intersegment revenues	1,630	448	(2,078)	—
Depreciation	2,219	129	—	2,348
Operating earnings (loss) before income taxes	8,138	902	(3,369)	5,671
Income tax expense (benefit)	2,618	354	(1,051)	1,921
Net earnings attributable to noncontrolling interest	—	178	—	178
Net earnings (loss) attributable to Kewaunee Scientific Corporation	5,520	370	(2,318)	3,572
Segment assets	46,348	10,273	—	56,621
Expenditures for segment assets	2,575	1,664	—	4,239
Revenues (excluding intersegment) to customers in foreign countries	2,385	11,532	—	13,917

Note 10—Consolidated Quarterly Data (Unaudited)

Selected quarterly financial data for fiscal years 2012 and 2011 were as follows:

$ in thousands, except per share amounts	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2012
Net sales	$26,321	$25,962	$21,574	$28,990
Gross profit	4,188	3,845	3,771	7,352
Net earnings (loss)	108	(156)	34	1,814
Less: net earnings (loss) attributable to the noncontrolling interest	86	(31)	156	558
Net earnings (loss) attributable to Kewaunee Scientific Corporation	22	(125)	(122)	1,256

Net earnings (loss) per share attributable to Kewaunee Scientific Corporation
Basic	0.01	(0.05)	(0.05)	0.49
Diluted	0.01	(0.05)	(0.05)	0.49

Cash dividends per share	0.10	0.10	0.10	0.10

Fiscal Year 2011
Net sales	$24,858	$25,625	$22,568	$26,952
Gross profit	4,999	5,417	4,163	4,705
Net earnings	724	880	125	369
Less: net earnings attributable to the noncontrolling interest	67	25	39	117
Net earnings attributable to Kewaunee Scientific Corporation	657	855	86	252

Net earnings per share attributable to Kewaunee Scientific Corporation
Basic	0.26	0.33	0.03	0.10
Diluted	0.26	0.33	0.03	0.10

Cash dividends per share	0.10	0.10	0.10	0.10

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 333-18417, No. 333-98963, No. 333-160276 and No. 333-176447) of Kewaunee Scientific Corporation of our report dated July 13, 2012 relating to the consolidated financial statements and consolidated financial statement schedule, which report appears in this Form 10-K.

/s/ CHERRY, BEKAERT & HOLLAND, L.L.P.
Charlotte, North Carolina

July 13, 2012

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are intended to ensure that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 (the “Exchange Act”) is properly and timely recorded, processed, summarized, and reported. Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures as of April 30, 2012 pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to provide reasonable assurance that we are able to collect, process, record, and disclose, within the required time periods, the information we are required to disclose in the reports filed with the Securities and Exchange Commission. In designing disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives, and that management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Nevertheless, we believe that our disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, Management concluded the Company maintained effective internal control over financial reporting as of April 30, 2012.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a)	The information appearing in the sections entitled “Election of Directors” and “Meetings and Committees of the Board” included in our Proxy Statement for use in connection with our annual meeting of stockholders to be held on August 22, 2012 (the “ Proxy Statement”) is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of our most recently completed fiscal year.

(b)	The names and ages of our executive officers as of July 2, 2012 and their business experience during the past five years are set forth below:

Executive Officers

Name	Age	Position
William A. Shumaker	64	Chief Executive Officer

David M. Rausch	53	President, Chief Operating Officer
D. Michael Parker	60	Senior Vice President, Finance, Chief Financial Officer, Treasurer and Secretary
K. Bain Black	66	Vice President, Sales and Marketing, Healthcare and Technical Products
Dana L. Dahlgren	56	Vice President, Sales and Marketing, Laboratory Products
Elizabeth D. Phillips	35	Vice President, Human Resources
Kurt P. Rindoks	54	Vice President, Engineering and Product Development
Keith D. Smith	43	Vice President, Manufacturing
Sudhir K. (Steve) Vadehra	65	Vice President, International Operations

William A. Shumaker has served as Chief Executive Officer since September 2000. He also served as President from August 2009 until March 2012, when he relinquished this title. He was elected a director of the Company in February 2000 and Chairman of the Board in February 2010. He served as the Chief Operating Officer from August 1998, when he was also elected as Executive Vice President, until September 2000. Mr. Shumaker served as Vice President and General Manager of the Laboratory Products Group from February 1998 to August 1998. He joined the Company in December 1993 as Vice President of Sales and Marketing.

David M. Rausch has served as President and Chief Operating Officer since March 2012. He joined Kewaunee Scientific in March 1994 as Manager of Estimating and was promoted to Southeast Regional Sales Manager in December 1996, then to Director of Sales for Network Storage Systems products in May 2000. In August 2001, he was promoted to Project Sales Manager, and in this position, he also had direct management responsibility for the Estimating Department. Mr. Rausch was elected Vice President of Construction Services in June 2007. In June 2011, he was elected Senior Vice President of Construction Services and General Manager of the Laminate Furniture Division.

D. Michael Parker joined the Company in November 1990 as Director of Financial Reporting and Accounting and was promoted to Corporate Controller in November 1991. Mr. Parker has served as Chief Financial Officer, Treasurer and Secretary since August 1995. He was elected Vice President of Finance in August 1995 and Senior Vice President of Finance in August 2000.

K. Bain Black joined the Company in August 2004 as the General Sales Manager for the Technical Products Group. He was elected Vice President and General Manager of the Technical Products Group, effective July 1, 2005 and Vice President, Sales and Marketing of Healthcare and Technical Products, effective June 27, 2012. Prior to joining the Company, Mr. Black was Director of Marketing for Newton Instrument Company, a manufacturer of products for the telecom industry, from 2001 to 2003. Prior thereto, he was a partner and President of TechMetals, LLC beginning in 1997.

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

The following table sets forth certain information as of April 30, 2012 with respect to compensation plans under which our equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by Security Holders:

2000 Key Employee Stock Option Plan	48,350	$13.89	—

2008 Key Employee Stock Option Plan	179,700	$11.38	120,300

2010 Stock Option Plan for Directors	70,000	$10.59	30,000

Equity Compensation Plans not approved by Security Holders:	—	—	—

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed or incorporated by reference as part of this Annual Report:

Schedule II – Valuation and Qualifying Accounts

Years Ended April 30, 2012, 2011, and 2010

(in thousands)

Allowance for Doubtful Accounts:
Balance April 30, 2009	$259
Bad debt provision	163
Doubtful accounts written off (net)	(163)

Balance April 30, 2010	259
Bad debt provision	60
Doubtful accounts written off (net)	(69)

Balance April 30, 2011	250
Bad debt provision	214
Doubtful accounts written off (net)	(153)

Balance April 30, 2012	$311

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
Chief Executive Officer

Date: July 13, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

(i) Principal Executive Officer		)
)
/s/ William A. Shumaker		)
William A. Shumaker		)
Chief Executive Officer		)
)
(ii) Principal Financial and Accounting Officer		)
)
/s/ D. Michael Parker		)
D. Michael Parker		)
Senior Vice President, Finance		)
Chief Financial Officer,		)
Treasurer and Secretary		)
)
(iii) A majority of the Board of Directors:		)	July 13, 2012
)
)
/s/ John C. Campbell, Jr.	/s/ David S. Rhind	)
John C. Campbell, Jr.	David S. Rhind	)
)
)
/s/ Ross W. McCanless	/s/ James T. Rhind	)
Ross W. McCanless	James T. Rhind	)
)
)
/s/ Patrick L. McCrory	/s/ John D. Russell	)
Patrick L. McCrory	John D. Russell	)
)
)
/s/ Margaret B. Pyle	/s/ William A. Shumaker	)
Margaret B. Pyle	William A. Shumaker	)
)
)

KEWAUNEE SCIENTIFIC CORPORATION

Exhibit Index

			Page Number (or Reference)
3	Articles of incorporation and by-laws

	3.1	Restated Certificate of Incorporation (as amended)	(2)

	3.3	By-Laws (as amended as of March 12, 2012)	(13)

10	Material Contracts

	10.1*	Re-Established Retirement Plan for Salaried Employees of Kewaunee Scientific Corporation (as amended and restated effective as of May 1, 2007)	(8)

	10.1A*	First Amendment to the Re-Established Retirement Plan for Salaried Employees of Kewaunee Scientific Corporation	(8)

	10.1B*	Second Amendment to the Re-Established Retirement Plan for Salaried Employees of Kewaunee Scientific Corporation	(9)

	10.2	Re-Established Retirement Plan for Hourly Employees of Kewaunee Scientific Corporation (as amended and restated effective as of May 1, 2007)	(8)

	10.2A	First Amendment to the Re-Established Retirement Plan for Hourly Employees of Kewaunee Scientific Corporation	(8)

	10.2B	Second Amendment to the Re-Established Retirement Plan for Hourly Employees of Kewaunee Scientific Corporation	(9)

	10.30*	Kewaunee Scientific Corporation Executive Severance Pay Policy	(5)

	10.34*	401(K) Incentive Savings Plan for Salaried and Hourly Employees of Kewaunee Scientific Corporation (as amended and restated effective September 1, 2009)	(9)

	10.34A*	First Amendment to the 401(K) Incentive Savings Plan for Salaried and Hourly Employees of Kewaunee Scientific Corporation, effective July 15, 2011.	(12)

	10.38*	Change of Control Employment Agreement restated as of December 4, 2008 between William A. Shumaker and the Company	(8)

	10.38A*	Change of Control Employment Agreement extension dated August 24, 2011 between William A. Shumaker and the Company	(15)

	10.39*	Change of Control Employment Agreement restated as of December 4, 2008 between D. Michael Parker and the Company	(8)

	10.39A*	Change of Control Employment Agreement extension dated August 24, 2011 between D. Michael Parker and the Company	(15)

	10.40*	Change of Control Employment Agreement restated as of December 4, 2008 between Dana L. Dahlgren and the Company	(8)

	10.40A*	Change of Control Employment Agreement extension dated August 24, 2011 between Dana L. Dahlgren and the Company	(15)

	10.41*	Change of Control Employment Agreement restated as of December 4, 2008 between Kurt P. Rindoks and the Company	(8)

	10.41A*	Change of Control Employment Agreement extension dated August 24, 2011 between Kurt P. Rindoks and the Company	(15)

	10.43*	Employment Letter Agreement dated as of August 2, 2004 between K. Bain Black and the Company	(4)

	10.44*	Change of Control Employment Agreement restated as of December 4, 2008 between Keith D. Smith and the Company	(8)

		Page Number (or Reference)

10.44A*	Change of Control Employment Agreement extension dated August 24, 2011 between Keith D. Smith and the Company	(15)

10.45*	Kewaunee Scientific Corporation 2000 Key Employee Stock Option Plan	(3)

10.45A*	First Amendment to Kewaunee Scientific Corporation 2000 Key Employee Stock Option Plan	(6)

10.45B*	Second Amendment to Kewaunee Scientific Corporation 2000 Key Employee Stock Option Plan	(8)

10.46*	Change of Control Employment Agreement restated as of December 4, 2008 between David M. Rausch and the Company	(8)

10.46A*	Change of Control Employment Agreement extension dated August 24, 2011 between David M. Rausch and the Company	(15)

10.47*	Change of Control Employment Agreement restated as of December 4, 2008 between K. Bain Black and the Company	(8)

10.47A*	Change of Control Employment Agreement extension dated August 24, 2011 between K. Bain Black and the Company	(15)

10.51*	Kewaunee Scientific Corporation 2008 Key Employee Stock Option Plan	(7)

10.53*	Change of Control Employment Agreement restated as of December 4, 2008 between Elizabeth D. Phillips and the Company	(8)

10.53A*	Change of Control Employment Agreement extension dated August 24, 2011 between Elizabeth D. Phillips and the Company	(15)

10.57	Amended and Restated Loan and Security Agreement dated as of August 2, 2010 between Bank of America, N.A. and Kewaunee Scientific Corporation	(10)

10.57A*	Amendment No. 1 to Amended and Restated Loan and Security Agreement dated as of August 25, 2011	(15)

10.58*	Kewaunee Scientific Corporation 2010 Stock Option Plan for Directors	(11)

10.59*	Fiscal Year 2012 Incentive Bonus Plan	(14)

10.60*	Fiscal Year 2013 Incentive Bonus Plan	(16)

21.1	Subsidiaries of the Company	(9)

23.1	Consent dated July 13, 2012 of Cherry, Bekaert & Holland, L.L.P., Independent Registered Public Accounting Firm (incorporated by reference to page 35 of this Report on Form 10-K)	(1)

31.1	Certification of Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)	(1)

31.2	Certification of Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)	(1)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(1)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(1)

101.INS	XBRL Instance Document	(1)

101.SCH	XBRL Taxonomy Extension Schema Document	(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	(1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	(1)

*	The referenced exhibit is a management contract or compensatory plan, or arrangement.

(All other exhibits are either inapplicable or not required.)

Footnotes

(1)	Filed with this Form 10-K with the Securities and Exchange Commission.
(2)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 1985, and incorporated herein by reference.
(3)	Filed as Appendix A to the Kewaunee Scientific Corporation Proxy Statement for its Annual Meeting of Stockholders on August 23, 2000 (Commission File No. 0-5286) filed on July 20, 2000, and incorporated hereby by reference.
(4)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 2005, and incorporated herein by reference.
(5)	Filed as an exhibit to the Kewaunee Scientific Corporation Quarterly Report to the Securities and Exchange Commission on Form 10-Q (Commission File No. 0-5286) for the quarterly period ended October 31, 2005 and incorporated herein by reference.
(6)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 2008, and incorporated herein by reference.
(7)	Filed as Appendix A to the Kewaunee Scientific Corporation Proxy Statement for its Annual Meeting of Stockholders on August 27, 2008 (Commission File No. 0-5286) filed on July 21, 2008, and incorporated herein by reference.
(8)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 2009, and incorporated herein by reference.
(9)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 2010, and incorporated herein by reference.
(10)	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on August 4, 2010, and incorporated herein by reference.
(11)	Filed as Appendix A to the Kewaunee Scientific Corporation Proxy Statement for its Annual Meeting of Stockholders on August 25, 2010 (Commission File No. 0-5286) filed on July 23, 2010, and incorporated herein by reference.
(12)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 2011, and incorporated herein by reference.
(13)	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on March 14, 2012, and incorporated herein by reference.
(14)	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on June 24, 2011, and incorporated herein by reference.
(15)	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on August 30, 2011, and incorporated herein by reference.
(16)	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on June 29, 2012, and incorporated herein by reference.