Form 10-Q
period 2012-07-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2012-09-14
CIK 55529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

or

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

As of September 10, 2012, the registrant had outstanding 2,587,271 shares of Common Stock.

KEWAUNEE SCIENTIFIC CORPORATION

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2012

i

Part 1. Financial Information

Item 1.	Financial Statements

Kewaunee Scientific Corporation

Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three months ended July 31
	2012	2011
Net Sales	$26,683	$26,321
Costs of products sold	21,440	22,133

Gross profit	5,243	4,188
Operating expenses	4,138	3,955

Operating earnings	1,105	233
Other income (expense)	68	(1)
Interest expense	(114)	(95)

Earnings before income taxes	1,059	137
Income tax expense	371	29

Net earnings	688	108
Less: net earnings attributable to the noncontrolling interest	54	86

Net earnings attributable to Kewaunee Scientific Corporation	$634	$22

Net earnings per share attributable to Kewaunee Scientific Corporation stockholders
Basic	$0.25	$0.01
Diluted	$0.25	$0.01
Weighted average number of common shares outstanding
Basic	2,581	2,579
Diluted	2,584	2,580

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three months ended July 31
	2012	2011
Net earnings	$688	$108

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(136)	44
Change in fair value of cash flow hedge	(12)	(55)

Other comprehensive income (loss)	(148)	(11)

Comprehensive income	540	97
Less: comprehensive income attributable to the noncontrolling interest	54	86

Comprehensive income attributable to Kewaunee Scientific Corporation	$486	$11

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Balance Sheets

(in thousands)

	July 31, 2012	April 30, 2012
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$7,720	$6,188
Restricted cash	653	704
Receivables, less allowance	22,542	23,244
Inventories	11,717	11,760
Deferred income taxes	716	713
Prepaid expenses and other current assets	1,501	989

Total Current Assets	44,849	43,598
Property, plant and equipment, at cost	43,969	43,556
Accumulated depreciation	(28,847)	(28,210)

Net Property, Plant and Equipment	15,122	15,346
Deferred income taxes	1,690	1,656
Other	3,529	3,536

Total Other Assets	5,219	5,192

Total Assets	$65,190	$64,136

Liabilities and Equity
Current Liabilities:
Short-term borrowings	$6,501	$6,816
Current obligations under capital leases	15	36
Current portion of long-term debt	200	200
Accounts payable	8,769	8,848
Employee compensation and amounts withheld	1,927	1,304
Deferred revenue	1,502	1,362
Other accrued expenses	1,898	1,674

Total Current Liabilities	20,812	20,240
Long-term debt	3,417	3,467
Accrued employee benefit plan costs	8,994	8,771

Total Liabilities	33,223	32,478
Commitments and Contingencies
Equity:
Common Stock	6,550	6,550
Additional paid-in-capital	1,400	1,341
Retained earnings	29,594	29,218
Accumulated other comprehensive loss	(7,324)	(7,176)
Common stock in treasury, at cost	(385)	(422)

Total Kewaunee Scientific Corporation Stockholders’ Equity	29,835	29,511
Noncontrolling interest	2,132	2,147

Total Equity	31,967	31,658

Total Liabilities and Equity	$65,190	$64,136

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three months ended July 31
	2012	2011
Cash flows from operating activities:
Net earnings	$688	$108
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	658	677
Bad debt provision	25	6
Provision for deferred income tax expense	(37)	(62)
Decrease in receivables	677	58
Decrease in inventories	43	205
Increase (decrease) in accounts payable and other accrued expenses	768	(1,315)
Increase in deferred revenue	140	343
Other, net	(232)	(907)

Net cash provided by (used in) operating activities	2,730	(887)

Cash flows from investing activities:
Capital expenditures	(434)	(304)
Decrease (increase) in restricted cash	51	(355)

Net cash used in investing activities	(383)	(659)

Cash flows from financing activities:
Dividends paid	(258)	(258)
(Decrease) increase in short-term borrowings	(315)	2,084
Payments on long-term debt	(50)	(50)
Payments on capital leases	(21)	(20)
Net proceeds from exercise of stock options (including tax benefit)	32	—

Net cash (used in) provided by financing activities	(612)	1,756
Effect of exchange rate changes on cash	(203)	40

Increase in cash and cash equivalents	1,532	250
Cash and cash equivalents, beginning of period	6,188	2,402

Cash and cash equivalents, end of period	$7,720	$2,652

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

These interim consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of these financial statements and should be read in conjunction with the consolidated financial statements and notes included in the Company’s 2012 Annual Report to Stockholders. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. The condensed consolidated balance sheet as of April 30, 2012 included in this interim period filing has been derived from the audited financial statements at that date, but does not include all of the information and related notes required by generally accepted accounting principles (GAAP) for complete financial statements.

The preparation of the interim consolidated financial statements requires management to make certain estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

B. Inventories

Inventories consisted of the following (in thousands):

	July 31, 2012	April 30, 2012
Finished products	$3,233	$3,570
Work in process	1,944	1,831
Raw materials	6,540	6,359

	$11,717	$11,760

For interim reporting, LIFO inventories are computed based on year-to-date quantities and interim changes in price levels. Changes in quantities and price levels are reflected in the interim consolidated financial statements in the period in which they occur.

C. Segment Information

The following table provides financial information by business segments for the three months ended July 31, 2012 and 2011 (in thousands):

	Domestic Operations	International Operations	Corporate	Total
Three months ended July 31, 2012
Revenues from external customers	$22,629	$4,054	$—	$26,683
Intersegment revenues	730	504	(1,234)	—
Operating earnings (loss) before income taxes	1,884	246	(1,071)	1,059
Three months ended July 31, 2011
Revenues from external customers	$23,396	$2,925	$—	$26,321
Intersegment revenues	273	172	(445)	—
Operating earnings (loss) before incomes taxes	717	243	(823)	137

D. Defined Benefit Pension Plans

The Company has non-contributory defined benefit pension plans covering substantially all salaried and hourly employees. These plans were amended as of April 30, 2005, no further benefits have been, or will be, earned under the plans, subsequent to the amendment date, and no additional participants will be added to the plans. The Company did not make any contributions to the plans during the three months ended July 31, 2012. The Company expects to make contributions in the amount of $1.0 million to the plans in fiscal year 2013. Contributions of $402,000 were made during the three months ended July 31, 2011.

Pension expense consisted of the following (in thousands):

	Three months ended July 31, 2012		Three months ended July 31, 2011
Service cost	$-0	-	$-0	-
Interest cost	227		235
Expected return on plan assets	(302)		(326)
Recognition of net loss	275		179

Net periodic pension expense	$200		$88

E. Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the three month period. Diluted earnings per share reflects the assumed exercise and conversion of outstanding options under the Company’s stock option plans, except when options have an anti-dilutive effect. Options to purchase shares of 237,675 and 265,300 were not included in the computation of diluted earnings per share for the three month periods ended July 31, 2012 and 201, respectively, because the option exercise prices were greater than the average market price of the common shares at that date, and accordingly, such options would have an antidilutive effect.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s 2012 Annual Report to Stockholders contains management’s discussion and analysis of financial condition and results of operations at and for the year ended April 30, 2012. The following discussion and analysis describes material changes in the Company’s financial condition since April 30, 2012. The analysis of results of operations compares the three months ended July 31, 2012 with the comparable period of the prior year.

Results of Operations

Sales for the three months ended July 31, 2012 were $26,683,000, an increase from sales of $26,321,000 in the comparable period of the prior year. Sales from Domestic Operations were $22,629,000, down from sales of $23,396,000 in the comparable period of the prior year. The lower domestic sales dollars were expected as part of a strategy underway by the Company to sell more laboratory projects through its strengthened and expanded dealer network. This resulted in increased sales of manufactured products, but lower overall sales, as the dealers provided the related project management, installation, and other service activities, which are typically less profitable for the Company. Sales from International Operations were $4,054,000, up from sales of $2,925,000 in the comparable period of the prior year. The increase was primarily due to the Company’s strengthened and expanded international dealer network.

The order backlog was $86.7 million at July 31, 2012, as compared to $86.2 million at April 30, 2012 and $69.7 million at July 31, 2011.

The gross profit margin for the three months ended July 31, 2012 was 19.6% of sales, as compared to 15.9% of sales in the comparable period of the prior year. The increase in the gross profit margin percentages was primarily due to a favorable product mix in the current year period resulting from increased sales of manufactured products and decreased sales of less profitable project management, installation, and other service activities.

Operating expenses for the three months ended July 31, 2012 were $4,138,000, or 15.5% of sales, as compared to $3,955,000, or 15.0% of sales, in the comparable period of the prior year. The increase in expenses in the current year period was primarily due to an increase in expense of $112,000 related to the Company’s frozen pension plans.

Interest expense was $114,000 for the three months ended July 31, 2012, as compared to $95,000 for the comparable period of the prior year. The increase for the current year period resulted from slightly higher borrowing interest rates in the current year period.

Income tax expense of $371,000 was recorded for the three months ended July 31, 2012, as compared to income tax expense of $29,000 recorded for the comparable period of the prior year. The effective tax rate was 35.0% for the three months ended July 31, 2012, and was 21.2% for the comparable period of the prior year. The higher effective tax rate for the current year period resulted primarily from a much lower ratio of pretax earnings in the current period attributable to subsidiaries located in geographic locations with lower income tax rates.

Noncontrolling interests related to the Company’s two subsidiaries that are not 100% owned by the Company reduced net earnings by $54,000 for the three months ended July 31, 2012, as compared to a reduction of $86,000 for the comparable period of the prior year. The decrease in the current year period was directly related to lower earnings of the Company’s two subsidiaries in the current year.

Net earnings were $634,000, or $0.25 per diluted share, for the three months ended July 31, 2012. This compares to net earnings of $22,000, or $0.01 per diluted share, for the comparable period of the prior year.

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

The Company had working capital of $24,037,000 at July 31, 2012 compared to $23,358,000 at April 30, 2012. The ratio of current assets to current liabilities was 2.2-to-1.0 at July 31, 2012 and April 30, 2012. At July 31, 2012, advances of $6,501,000 were outstanding under the Company’s $15,000,000 bank revolving credit facility, as compared to advances of $6,816,000 outstanding as of April 30, 2012.

The Company’s operations provided cash of $2,730,000 during the three months ended July 31, 2012. Cash was primarily provided from earnings, a decrease in accounts receivable of $677,000 and an increase in accounts payable and other accrued expenses of $768,000. The Company’s operations used cash of $887,000 during the three months ended July 31, 2011, as cash provided from earnings was offset by a decrease of $1,315,000 in accounts payable and other accrued expenses.

During the three months ended July 31, 2012, net cash of $383,000 was used in investing activities, primarily for capital expenditures. This compares to $659,000 used for investing activities during the three months ended July 31, 2011.

The Company’s financing activities used cash of $612,000 during the three months ended July 31, 2012, primarily for repayment of short-term borrowings of $315,000 and cash dividends of $258,000 paid to stockholders. Financing activities provided cash of $1,756,000 during the three months ended July 31, 2011, primarily from an increase in short-term borrowings of $2,084,000, partially offset by cash dividends of $258,000 paid to stockholders.

Outlook

The Company’s ability to predict future demand for its products continues to be limited given its role as subcontractor or supplier to dealers for subcontractors. Demand for the Company’s products is also dependent upon the number of laboratory construction projects planned and/or current progress in projects already under construction. The Company’s earnings are also impacted by increased costs of raw materials, including stainless steel, wood, and epoxy resin, and whether the Company is able to increase product prices to customers in amounts that correspond to such increases without materially and adversely affecting sales. Additionally, since prices are normally quoted on a firm basis in the industry, the Company bears the burden of possible increases in labor and material costs between the quotation of an order and delivery of a product. The Company is also unable to predict the timing and strength of the global economic recovery and its short-term and long-term impact on its operations and the markets in which it competes.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Certain statements in this report constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could significantly impact results or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, economic, competitive, governmental, and technological factors affecting the Company’s operations, customer changes to product designs, customer changes to delivery dates, markets, products, services, and prices, as well as prices for certain raw materials and energy. The cautionary statements made pursuant to the Reform Act herein and elsewhere by the Company should not be construed as exhaustive. The Company cannot always predict what factors would cause actual results to differ materially from those indicated by the forward-looking statements. In addition, readers are urged to consider statements that include the terms “believes”, “belief”, “expects”, “plans”, “objectives”, “anticipates”, “intends” or the like to be uncertain and forward-looking. Over time, the Company’s actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by the Company’s forward-looking statements, and such difference might be significant and harmful to stockholders’ interests. Many important factors that could cause such a difference are described under the caption “Risk Factors,” in Item 1A of the Company’s 2012 Annual Report on Form 10-K.

REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

A review of the interim consolidated financial information included in this Quarterly Report on Form 10-Q for each of the three month periods ended July 31, 2012 and July 31, 2011 has been performed by Cherry, Bekaert & Holland, L.L.P., the Company’s independent registered public accounting firm. Their report on the interim consolidated financial information follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have reviewed the accompanying consolidated balance sheet of Kewaunee Scientific Corporation and its subsidiaries (the “Company”) as of July 31, 2012, the related consolidated statements of operations, and comprehensive income for the three-month periods ended July 31, 2012 and 2011 and the related consolidated statements of cash flows for the three-month periods ended July 31, 2012 and 2011. These interim consolidated financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of April 30, 2012, and the related consolidated statements of operations, comprehensive income and stockholders’ equity, and cash flows for the year then ended (not presented herein) and in our report dated July 13, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of April 30, 2012 is fairly stated in all material respects in relation to the consolidated financial statement from which it has been derived.

/s/ Cherry, Bekaert & Holland, L.L.P.
Charlotte, North Carolina

September 13, 2012

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures made on this matter in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2012.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of July 31, 2012. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of July 31, 2012, the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that all material information required to be filed in this quarterly report is made known to them by others within the Company and its subsidiaries.

(b) Changes in internal controls

There was no significant change in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.	Exhibits

3.0	ByLaws of the Company as amended August 22, 2012. (1)

10.1	Kewaunee Scientific Corporation Fiscal Year 2013 Incentive Bonus Plan. *(2)

10.2	Amendment No. 2 to Amended and Restated Loan and Security Agreement dated as of August 3, 2012. (1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	The referenced exhibit is a management contract or compensatory plan or arrangement.
(1)	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on August 27, 2012, and incorporated herein by reference.
(2)	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on June 29, 2012, and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEWAUNEE SCIENTIFIC CORPORATION (Registrant)

Date: September 14, 2012	By	/s/ D. Michael Parker
D. Michael Parker (As duly authorized officer and Senior Vice President, Finance and Chief Financial Officer)