Form 10-Q/A
period 2012-07-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2012-09-28
CIK 55529

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

Explanatory Note

The purpose of this Amendment No. 1 on Form 10–Q/A (this “Amendment”) to our Quarterly Report on Form 10-Q for the period ended July 31, 2012 filed with the Securities and Exchange Commission on September 14, 2012 (the “Original Report”), is solely to furnish a revised Exhibit 101 to the Original Report in accordance with Rule 405 of Regulation S-T. The interactive data files on Exhibit 101 previously filed did not have the required levels 1-3 tagging.

This Amendment does not otherwise change or update the disclosures set forth in the Original Report and does not otherwise reflect events occurring after the filing of the Original Report.

Pursuant to Rule 406T of Regulation S–T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART II. OTHER INFORMATION

Item 6.	Exhibits

3.0	ByLaws of the Company as amended August 22, 2012. (1)

10.1	Kewaunee Scientific Corporation Fiscal Year 2013 Incentive Bonus Plan. *(1)

10.2	Amendment No. 2 to Amended and Restated Loan and Security Agreement dated as of August 3, 2012. (1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document (2)

101.SCH	XBRL Taxonomy Extension Schema Document (2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (2)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (2)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (2)

*	The referenced exhibit is a management contract or compensatory plan or arrangement.
(1)	Previously filed or furnished with our Quarterly Report on Form 10-Q filed September 14, 2012.
(2)	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEWAUNEE SCIENTIFIC CORPORATION (Registrant)

Date: September 28, 2012	By	/s/ D. Michael Parker
D. Michael Parker Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)