Form 10-Q
period 2012-10-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2012-12-13
CIK 55529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

or

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

As of December 10, 2012, the registrant had outstanding 2,588,455 shares of Common Stock.

KEWAUNEE SCIENTIFIC CORPORATION

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2012

i

Part 1. Financial Information

Item 1.	Financial Statements

Kewaunee Scientific Corporation

Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three months ended October 31		Six months ended October 31
	2012	2011	2012	2011
Net sales	$31,185	$25,962	$57,868	$52,283
Costs of products sold	25,958	22,117	47,398	44,250

Gross profit	5,227	3,845	10,470	8,033
Operating expenses	4,013	4,005	8,151	7,960

Operating earnings (loss)	1,214	(160)	2,319	73
Other income	108	36	176	35
Interest expense	(101)	(128)	(215)	(223)

Earnings (loss) before income taxes	1,221	(252)	2,280	(115)
Income tax expense (benefit)	414	(96)	785	(67)

Net earnings (loss)	807	(156)	1,495	(48)
Less: net earnings (loss) attributable to the noncontrolling interest	158	(31)	212	55

Net earnings (loss) attributable to Kewaunee Scientific Corporation	$649	$(125)	$1,283	$(103)

Net earnings (loss) per share attributable to Kewaunee Scientific Corporation stockholders
Basic	$0.25	$(0.05)	$0.50	$(0.04)
Diluted	$0.25	$(0.05)	$0.50	$(0.04)
Weighted average number of common shares outstanding
Basic	2,587	2,579	2,584	2,579
Diluted	2,601	2,579	2,592	2,579

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three months ended October 31		Six months ended October 31
	2012	2011	2012	2011
Net earnings (loss)	$807	$(156)	$1,495	$(48)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	111	(279)	(25)	(235)
Change in fair value of cash flow hedge	13	(39)	1	(94)

Other comprehensive income (loss)	124	(318)	(24)	(329)

Comprehensive income (loss)	931	(474)	1,471	(377)
Less comprehensive income (loss) attributable to the noncontrolling interest	158	(31)	212	55

Comprehensive income (loss) attributable to Kewaunee Scientific Corporation	$773	$(443)	$1,259	$(432)

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Balance Sheets

(in thousands)

	October 31, 2012	April 30, 2012
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$5,878	$6,188
Restricted cash	639	704
Receivables, less allowance	24,868	23,244
Inventories	12,424	11,760
Deferred income taxes	755	713
Prepaid expenses and other current assets	1,755	989

Total Current Assets	46,319	43,598

Property, plant and equipment, at cost	44,178	43,556
Accumulated depreciation	(29,420)	(28,210)

Net Property, Plant and Equipment	14,758	15,346

Deferred income taxes	1,710	1,656
Other	3,710	3,536

Total Other Assets	5,420	5,192

Total Assets	$66,497	$64,136

Liabilities and Equity
Current Liabilities:
Short-term borrowings	$5,694	$6,816
Current obligations under capital leases	—	36
Current portion of long-term debt	200	200
Accounts payable	11,226	8,848
Employee compensation and amounts withheld	1,827	1,304
Deferred revenue	1,065	1,362
Other accrued expenses	2,121	1,674

Total Current Liabilities	22,133	20,240

Long-term debt	3,367	3,467
Accrued employee benefit plan costs	8,389	8,771

Total Liabilities	33,889	32,478
Commitments and Contingencies
Equity:
Common Stock	6,550	6,550
Additional paid-in-capital	1,443	1,341
Retained earnings	29,948	29,218
Accumulated other comprehensive loss	(7,200)	(7,176)
Common stock in treasury, at cost	(344)	(422)

Total Kewaunee Scientific Corporation Stockholders’ Equity	30,397	29,511
Noncontrolling interest	2,211	2,147

Total Equity	32,608	31,658

Total Liabilities and Equity	$66,497	$64,136

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six months ended October 31
	2012	2011
Cash flows from operating activities:
Net earnings (loss)	$1,495	$(48)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	1,317	1,343
Bad debt provision	23	16
Provision for deferred income tax expense (benefit)	(96)	(124)
Increase in prepaid income taxes	—	(103)
(Increase) decrease in receivables	(1,647)	3,851
(Increase) decrease in inventories	(664)	96
Increase (decrease) in accounts payable and other accrued expenses	3,348	(2,475)
Decrease in deferred revenue	(297)	(47)
Other, net	(1,225)	(583)

Net cash provided by operating activities	2,254	1,926

Cash flows from investing activities:
Capital expenditures	(729)	(751)
Decrease (increase) in restricted cash	65	(323)

Net cash used in investing activities	(664)	(1,074)

Cash flows from financing activities:
Dividends paid	(517)	(516)
Dividends paid to minority interest	(139)	—
(Decrease) increase in short-term borrowings	(1,122)	738
Payments on long-term debt	(100)	(100)
Payments on capital leases	(36)	(40)
Net proceeds from exercise of stock options (including tax benefit)	67	—

Net cash (used in) provided by financing activities	(1,847)	82

Effect of exchange rate changes on cash	(53)	(124)

(Decrease) increase in cash and cash equivalents	(310)	810

Cash and cash equivalents, beginning of period	6,188	2,402

Cash and cash equivalents, end of period	$5,878	$3,212

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

B. Inventories

Inventories consisted of the following (in thousands):

	October 31, 2012	April 30, 2012
Finished products	$3,642	$3,570
Work in process	1,792	1,831
Raw materials	6,990	6,359

	$12,424	$11,760

For interim reporting, LIFO inventories are computed based on year-to-date quantities and interim changes in price levels. Changes in quantities and price levels are reflected in the interim consolidated financial statements in the period in which they occur.

C. Segment Information

The following table provides financial information by business segments for the three and six months ended October 31, 2012 and 2011 (in thousands):

	Domestic Operations	International Operations	Corporate	Total
Three months ended October 31, 2012
Revenues from external customers	$25,683	$5,502	$—	$31,185
Intersegment revenues	688	918	(1,606)	—
Operating earnings (loss) before income taxes	1,438	784	(1,001)	1,221
Three months ended October 31, 2011
Revenues from external customers	$23,826	$2,136	$—	$25,962
Intersegment revenues	128	94	(222)	—
Operating earnings (loss) before income taxes	650	(43)	(859)	(252)

	Domestic Operations	International Operations	Corporate	Total
Six months ended October 31, 2012
Revenues from external customers	$48,312	$9,556	$—	$57,868
Intersegment revenues	1,418	1,422	(2,840)	—
Operating earnings (loss) before income taxes	3,322	1,030	(2,072)	2,280
Six months ended October 31, 2011
Revenues from external customers	$47,222	$5,061	$—	$52,283
Intersegment revenues	401	266	(667)	—
Operating earnings (loss) before income taxes	1,367	200	(1,682)	(115)

D. Defined Benefit Pension Plans

The Company has non-contributory defined benefit pension plans covering substantially all salaried and hourly employees. These plans were amended as of April 30, 2005, no further benefits have been, or will be, earned under the plans, subsequent to the amendment date, and no additional participants will be added to the plans. Contributions of $1.0 million were paid to the plans during the six months ended October 31, 2012, and the Company does not expect any contributions to be paid to the plans during the remainder of the fiscal year. Contributions of $402,000 were made during the six months ended October 31, 2011 of the prior year.

Pension expense consisted of the following (in thousands):

	Three months ended October 31, 2012	Three months ended October 31, 2011
Service cost	$-0-	$-0-
Interest cost	226	235
Expected return on plan assets	(305)	(326)
Recognition of net loss	276	179

Net periodic pension expense	$197	$88

	Six months ended October 31, 2012	Six months ended October 31, 2011
Service cost	$-0-	$-0-
Interest cost	453	470
Expected return on plan assets	(607)	(652)
Recognition of net loss	551	358

Net periodic pension expense	$397	$176

E. Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the three and six month periods. Diluted earnings per share reflects the assumed exercise and conversion of outstanding options under the Company’s stock option plans, except when options have an anti-dilutive effect. Options to purchase 158,400 shares were not included in the computation of diluted earnings per share for the three and six month periods ended October 31, 2012, because the option exercise prices were greater than the average market price of the common shares at that date, and accordingly, such options would have an antidilutive effect. Options to purchase 325,300 shares were not included in the computation of diluted earnings per share for the three and six month periods ended October 31, 2011, because the effect would be anti-dilutive.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s 2012 Annual Report to Stockholders contains management’s discussion and analysis of financial condition and results of operations at and for the year ended April 30, 2012. The following discussion and analysis describes material changes in the Company’s financial condition since April 30, 2012. The analysis of results of operations compares the three and six months ended October 31, 2012 with the comparable periods of the prior year.

Results of Operations

Sales for the three months ended October 31, 2012 were $31,185,000, an increase of 20% from sales of $25,962,000 in the comparable period of the prior year. Sales from Domestic Operations were $25,683,000, up from $23,826,000 in the comparable period of the prior year. The increase in Domestic Operations was primarily due to the Company’s strengthened dealer network and the shipment of several large direct contracts during the quarter. Sales from International Operations were $5,502,000, up from $2,136,000 in the comparable period of the prior year. The increase in International Operations sales was primarily due to the shipment of several large international projects during the quarter.

Sales for the six months ended October 31, 2012 were $57,868,000, up 11% from sales of $52,283,000 in the same period last year. Domestic Operations sales were $48,312,000, up from sales of $47,222,000 in the same period last year. The increase in Domestic Operations sales was primarily attributable to the Company’s strengthened dealer network and the order backlog. International Operation sales were $9,556,000, up from sales of $5,061,000 in the same period last year. The increase in International Operations sales was primarily due to shipments of several large projects in the current year.

The order backlog was $90.8 million at October 31, 2012, as compared to $86.2 million at April 30, 2012 and $78.0 million at October 31, 2011.

The gross profit margin for the three months ended October 31, 2012 was 16.8% of sales, as compared to 14.8% of sales in the comparable quarter of the prior year. The gross profit margin for the six months ended October 31, 2012 was 18.1% of sales, as compared to 15.4% of sales in the comparable period of the prior year. The increase in the gross profit margin percentages for the current year periods was primarily due to a more favorable product mix and reduced manufacturing and overhead costs.

Operating expenses for the three months ended October 31, 2012 were $4,013,000, or 12.9% of sales, as compared to $4,005,000, or 15.4% of sales, in the comparable period of the prior year. Operating expenses for the six months ended October 31, 2012 were $8,151,000, or 14.1% of sales, as compared to $7,960,000, or 15.2% of sales in the comparable period of the prior year. Lower costs resulting from cost reduction actions initiated in the second half of the prior year substantially offset higher expenses associated with increased sales and increased pension expense of $109,000 and $221,000 for the three and six month periods of the current year, respectively.

Interest expense was $101,000 and $215,000 for the three and six months ended October 31, 2012, as compared to $128,000 and $223,000 for the comparable periods of the prior year. The decrease for the current year periods resulted from lower borrowing levels.

Income tax expense of $414,000 was recorded for the three months ended October 31, 2012, as compared to income tax benefit of $96,000 recorded for the comparable period of the prior year. An income tax expense of $785,000 was recorded for the six months ended October 31, 2012, as compared to an income tax benefit of $67,000 recorded for the comparable period of the prior year. The effective tax rates were 33.9% and 38.1% for the three months ended October 31, 2012 and 2011, respectively. The effective tax rates were 34.4% and 58.3% for the six months ended October 31, 2012 and 2011, respectively. The effective tax rate for the prior year periods benefited from the favorable impact of federal and state income tax credits combined with the reported net loss.

Noncontrolling interests related to the Company’s two subsidiaries that are not 100% owned by the Company reduced net earnings by $158,000 for the three months ended October 31, 2012, as compared to an increase of net earnings by $31,000 for the comparable period of the prior year. Net earnings were reduced by $212,000 and $55,000 for the six months ended October 31, 2012 and 2011, respectively. The changes in the net earnings attributable to the noncontrolling interest in the current periods were due to the change in earnings of the two subsidiaries in the related periods.

Net earnings of $649,000, or $0.25 per diluted share, was reported for the three months ended October 31, 2012, compared to a net loss of $125,000, or $0.05 per diluted share, in the prior year period. Net earnings of $1,283,000, or $0.50 per diluted share, was reported for the six months ended October 31, 2012, compared to a net loss of $103,000, or $0.04 per diluted share, for the same period last year.

Liquidity and Capital Resources

Historically, the Company’s principal sources of liquidity have been funds generated from operations, supplemented as needed by short-term borrowings under the Company’s revolving credit facility. Additionally, certain machinery and equipment are financed by non-cancellable operating leases or capital leases. The Company believes that these sources will be sufficient to support ongoing business requirements in the current year, including capital expenditures.

The Company had working capital of $24.2 million at October 31, 2012, compared to $23.4 million at April 30, 2012. The ratio of current assets to current liabilities was 2.1-to-1.0 at October 31, 2012, compared to 2.2-to-1.0 at April 30, 2012. At October 31, 2012, advances of $5,694,000 were outstanding under the Company’s bank revolving credit facility, as compared to advances of $6,816,000 outstanding as of April 30, 2012. Total bank borrowings and capital lease obligations were $9,261,000 at October 31, 2012, as compared to $10,519,000 at April 30, 2012.

The Company’s operations provided cash of $2,254,000 during the six months ended October 31, 2012. Cash was primarily provided from earnings and an increase in accounts payable and other accrued expenses of $3,348,000, which was partially offset by an increase in accounts receivable of $1,647,000. The Company’s operations provided cash of $1,926,000 during the six months ended October 31, 2011, with cash primarily provided from a decrease in accounts receivable of $3,851,000, partially offset by a decrease in accounts payable and accrued expenses of $2,475,000.

During the six months ended October 31, 2012, net cash of $664,000 was used in investing activities, primarily for capital expenditures. This compares to the use of $1,074,000 for investing activities in the comparable period of the prior year for capital expenditures of $751,000 and an increase in restricted cash of $323,000.

The Company’s financing activities used cash of $1,847,000 during the six months ended October 31, 2012, primarily for repayment of short-term borrowings of $1,122,000, cash dividends of $517,000 paid to stockholders, and cash dividends of $139,000 paid to minority interest holders. Financing activities provided cash of $82,000 in the same period of the prior year, primarily from $738,000 received from short-term borrowings, partially offset by cash dividends paid of $516,000.

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

REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

A review of the interim consolidated financial information included in this Quarterly Report on Form 10-Q for each of the three and six month periods ended October 31, 2012 and October 31, 2011 has been performed by Cherry, Bekaert & Holland, L.L.P., the Company’s independent registered public accounting firm. Their report on the interim consolidated financial information follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have reviewed the accompanying consolidated balance sheet of Kewaunee Scientific Corporation and its subsidiaries (the “Company”) as of October 31, 2012, the related consolidated statements of operations, and comprehensive income for the three-month and six-month periods ended October 31, 2012 and 2011 and the related consolidated statements of cash flows for the six-month periods ended October 31, 2012 and 2011. These interim consolidated financial statements are the responsibility of the Company’s management.

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

December 12, 2012

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures made on this matter in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2012.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 31, 2012. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of October 31, 2012, the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that all material information required to be filed in this quarterly report is made known to them by others within the Company and its subsidiaries.

(b) Changes in internal controls

There was no significant change in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.	Exhibits

10.1	Re-established Retirement Plan for Salaried Employees of Kewaunee Scientific Corporation (as Amended and Restated effective as of May 1, 2012). *

10.2	Re-established Retirement Plan for Hourly Employees of Kewaunee Scientific Corporation (as Amended and Restated effective as of May 1, 2012). *

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	The referenced exhibit is a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEWAUNEE SCIENTIFIC CORPORATION (Registrant)

Date: December 13, 2012	By	/s/ D. Michael Parker
D. Michael Parker
(As duly authorized officer and Senior Vice President, Finance and Chief Financial Officer)