Form 10-Q
period 2013-01-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2013-03-11
CIK 55529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

or

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

As of March 7, 2013, the registrant had outstanding 2,591,462 shares of Common Stock.

KEWAUNEE SCIENTIFIC CORPORATION

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2013

i

Part 1. Financial Information

Item 1. Financial Statements

Kewaunee Scientific Corporation

Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three months ended January 31		Nine months ended January 31
	2013	2012	2013	2012
Net sales	$27,450	$21,574	$85,318	$73,857
Costs of products sold	22,441	17,803	69,839	62,053

Gross profit	5,009	3,771	15,479	11,804
Operating expenses	4,054	3,990	12,205	11,950

Operating earnings (loss)	955	(219)	3,274	(146)
Other income	84	193	260	228
Interest expense	(80)	(110)	(295)	(333)

Earnings (loss) before income taxes	959	(136)	3,239	(251)
Income tax expense (benefit)	177	(170)	962	(237)

Net earnings (loss)	782	34	2,277	(14)
Less: net earnings attributable to the noncontrolling interest	238	156	450	211

Net earnings (loss) attributable to Kewaunee Scientific Corporation	$544	$(122)	$1,827	$(225)

Net earnings (loss) per share attributable to Kewaunee Scientific Corporation stockholders
Basic	$0.21	$(0.05)	$0.71	$(0.09)
Diluted	$0.21	$(0.05)	$0.71	$(0.09)
Weighted average number of common shares outstanding (in thousands)
Basic	2,590	2,579	2,586	2,579
Diluted	2,604	2,579	2,596	2,579

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(in thousands)

	Three months ended January 31		Nine months ended January 31
	2013	2012	2013	2012
Net earnings (loss)	$782	$34	$2,277	$(14)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	71	(84)	46	(319)
Change in fair value of cash flow hedge	24	(27)	25	(121)

Other comprehensive income (loss)	95	(111)	71	(440)

Comprehensive income (loss)	877	(77)	2,348	(454)
Less comprehensive income (loss) attributable to the noncontrolling interest	238	156	450	211

Comprehensive income (loss) attributable to Kewaunee Scientific Corporation	$639	$(233)	$1,898	$(665)

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Balance Sheets

(in thousands)

	January 31, 2013	April 30, 2012
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$4,202	$6,188
Restricted cash	692	704
Receivables, less allowance	20,064	23,244
Inventories	12,888	11,760
Deferred income taxes	742	713
Prepaid expenses and other current assets	1,527	989

Total Current Assets	40,115	43,598
Property, plant and equipment, at cost	44,861	43,556
Accumulated depreciation	(29,971)	(28,210)

Net Property, Plant and Equipment	14,890	15,346
Deferred income taxes	1,732	1,656
Other	3,886	3,536

Total Other Assets	5,618	5,192

Total Assets	$60,623	$64,136

Liabilities and Equity
Current Liabilities:
Short-term borrowings	$2,707	$6,816
Current obligations under capital leases	—	36
Current portion of long-term debt	200	200
Accounts payable	8,562	8,848
Employee compensation and amounts withheld	1,339	1,304
Deferred revenue	939	1,362
Other accrued expenses	2,082	1,674

Total Current Liabilities	15,829	20,240
Long-term debt	3,317	3,467
Accrued employee benefit plan costs	8,778	8,771

Total Liabilities	27,924	32,478
Commitments and Contingencies
Equity:
Common Stock	6,550	6,550
Additional paid-in-capital	1,501	1,341
Retained earnings	30,225	29,218
Accumulated other comprehensive loss	(7,105)	(7,176)
Common stock in treasury, at cost	(317)	(422)

Total Kewaunee Scientific Corporation Stockholders’ Equity	30,854	29,511
Noncontrolling interest	1,845	2,147

Total Equity	32,699	31,658

Total Liabilities and Equity	$60,623	$64,136

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine months ended January 31
	2013	2012
Cash flows from operating activities:
Net earnings (loss)	$2,277	$(14)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	1,994	1,994
Bad debt provision	(8)	45
Provision for deferred income tax expense	(105)	(167)
Increase in prepaid income taxes	—	(391)
Decrease in receivables	3,188	7,255
Increase in inventories	(1,128)	(1,296)
Increase (decrease) in accounts payable and other accrued expenses	157	(2,561)
Decrease in deferred revenue	(423)	(258)
Other, net	(624)	(298)

Net cash provided by operating activities	5,328	4,309
Cash flows from investing activities:
Capital expenditures	(1,538)	(1,230)
Decrease (increase) in restricted cash	12	(96)

Net cash used in investing activities	(1,526)	(1,326)
Cash flows from financing activities:
Dividends paid	(784)	(773)
Dividends paid to minority interest	(744)	—
Decrease in short-term borrowings	(4,109)	(187)
Payments on long-term debt	(150)	(150)
Payments on capital leases	(36)	(61)
Net proceeds from exercise of stock options (including tax benefit)	94	—

Net cash used in financing activities	(5,729)	(1,171)
Effect of exchange rate changes on cash	(59)	(285)

(Decrease) increase in cash and cash equivalents	(1,986)	1,527
Cash and cash equivalents, beginning of period	6,188	2,402

Cash and cash equivalents, end of period	$4,202	$3,929

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

B. Inventories

Inventories consisted of the following (in thousands):

	January 31, 2013	April 30, 2012
Finished products	$3,692	$3,570
Work in process	1,737	1,831
Raw materials	7,459	6,359

	$12,888	$11,760

For interim reporting, LIFO inventories are computed based on year-to-date quantities and interim changes in price levels. Changes in quantities and price levels are reflected in the interim consolidated financial statements in the period in which they occur.

C. Segment Information

The following table provides financial information by business segments for the three and nine months ended January 31, 2013 and 2012 (in thousands):

	Domestic Operations	International Operations	Corporate	Total
Three months ended January 31, 2013
Revenues from external customers	$20,445	$7,005	$—	$27,450
Intersegment revenues	2,415	454	(2,869)	—
Operating earnings (loss) before income taxes	1,009	992	(1,042)	959
Three months ended January 31, 2012
Revenues from external customers	$17,142	$4,432	$—	$21,574
Intersegment revenues	1,369	511	(1,880)	—
Operating earnings (loss) before income taxes	233	504	(873)	(136)

	Domestic Operations	International Operations	Corporate	Total
Nine months ended January 31, 2013
Revenues from external customers	$68,757	$16,561	$—	$85,318
Intersegment revenues	3,833	1,876	(5,709)	—
Operating earnings (loss) before income taxes	4,331	2,022	(3,114)	3,239
Nine months ended January 31, 2012
Revenues from external customers	$64,364	$9,493	$—	$73,857
Intersegment revenues	1,770	777	(2,547)	—
Operating earnings (loss) before income taxes	1,600	704	(2,555)	(251)

D. Defined Benefit Pension Plans

The Company has non-contributory defined benefit pension plans covering substantially all salaried and hourly employees. These plans were amended as of April 30, 2005, no further benefits have been, or will be, earned under the plans, subsequent to the amendment date, and no additional participants will be added to the plans. Contributions of $1,000,000 were paid to the plans during the nine months ended January 31, 2013, and the Company does not expect any contributions to be paid to the plans during the remainder of the fiscal year. Contributions of $402,000 were made during the nine months ended January 31, 2012.

Pension expense consisted of the following (in thousands):

	Three months ended January 31, 2013	Three months ended January 31, 2012
Service cost	$-0-	$-0-
Interest cost	226	235
Expected return on plan assets	(303)	(326)
Recognition of net loss	276	179

Net periodic pension expense	$199	$88

	Nine months ended January 31, 2013	Nine months ended January 31, 2012
Service cost	$-0-	$-0-
Interest cost	679	705
Expected return on plan assets	(910)	(978)
Recognition of net loss	827	537

Net periodic pension expense	$596	$264

E. Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the three and nine month periods. Diluted earnings per share reflects the assumed exercise and conversion of outstanding options under the Company’s stock option plans, except when options have an anti-dilutive effect. Options to purchase 118,400 shares were not included in the computation of diluted earnings per share for the three and nine month periods ended January 31, 2013, because the option exercise prices were greater than the average market price of the common shares at that date, and accordingly, such options would have an antidilutive effect. Options to purchase 308,800 shares were not included in the computation of diluted earnings per share for the three and nine month periods ended January 31, 2012, because the effect would be anti-dilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s 2012 Annual Report to Stockholders contains management’s discussion and analysis of financial condition and results of operations at and for the year ended April 30, 2012. The following discussion and analysis describes material changes in the Company’s financial condition since April 30, 2012. The analysis of results of operations compares the three and nine months ended January 31, 2013 with the comparable periods of the prior year.

Results of Operations

Sales for the three months ended January 31, 2013 were $27,450,000, an increase of 27% from sales of $21,574,000 in the comparable period of the prior year. Sales for the quarter benefited from the Company’s strengthened domestic dealer network, broadened international dealer network, and lower manufacturing costs. Sales from Domestic Operations were $20,445,000 for the three months ended January 31, 2013, up from $17,142,000 in the comparable period of the prior year. The domestic marketplace for privately-funded projects continued to hold up relatively well during the quarter, while opportunities for publicly-funded wood educational projects remained well below pre-recession levels, as state and local governments continued to receive significantly lower funding for capital projects. Sales from International Operations were $7,005,000 for the three months ended January 31, 2013, up from $4,432,000 in the comparable period of the prior year. The Company continues to see increased opportunities for sales and orders in its Asia and Middle East laboratory markets.

Sales for the nine months ended January 31, 2013 were $85,318,000, up 16% from sales of $73,857,000 in the same period last year. Domestic Operations sales were $68,757,000 for the nine months ended January 31, 2013, up from sales of $64,364,000 in the same period last year. International Operation sales were $16,561,000 for the nine months ended January 31, 2013, up from sales of $9,493,000 in the same period last year.

The order backlog was $84.5 million at January 31, 2013, as compared to $86.2 million at April 30, 2012 and $77.1 million at January 31, 2012.

The gross profit margin for the three months ended January 31, 2013 was 18.2% of sales, as compared to 17.5% of sales in the comparable quarter of the prior year. The gross profit margin for the nine months ended January 31, 2013 was 18.1% of sales, as compared to 16.0% of sales in the comparable period of the prior year. The increases in the gross profit margin percentages for the current year periods were primarily due to benefits associated with higher manufacturing volumes, a more favorable product mix, and reduced manufacturing and overhead costs.

Operating expenses for the three months ended January 31, 2013 were $4,054,000, or 14.8% of sales, as compared to $3,990,000, or 18.5% of sales, in the comparable period of the prior year. Operating expenses for the nine months ended January 31, 2013 were $12,205,000, or 14.3% of sales, as compared to $11,950,000, or 16.2% of sales in the comparable period of the prior year. The current year periods were favorably impacted by lower costs resulting from cost reduction actions initiated in the second half of the prior year. These lower costs substantially offset higher expenses associated with the increase in sales and higher pension expense. Pension expense increased by $111,000 and $332,000 for the three and nine month periods of the current year, respectively, as compared to the comparable periods of the prior year.

Interest expense was $80,000 and $295,000 for the three and nine months ended January 31, 2013, as compared to $110,000 and $333,000 for the comparable periods of the prior year. The decreases for the current year periods resulted from lower borrowing levels.

Income tax expense of $177,000 and $962,000 was recorded for the three and nine months ended January 31, 2013, as compared to income tax benefits of $170,000 and $237,000 recorded for the comparable periods of the prior year. The effective tax rates were 18.5% and 29.7% for the three and nine months ended January 31, 2013, respectively. These rates were favorably impacted by tax rates for the Company’s international subsidiaries and the impact of state and federal tax credits. Additionally, since the federal research and development (R&D) tax credit was reinstated in January 2013 retroactive to 2012, the cumulative impact of these tax credits for the first six months of the fiscal year was considered in the third quarter effective tax rate calculation. The effective tax rates were credits of 125% and 94.4% for the three and nine months ended January 31, 2012, respectively. The effective tax rates for these periods are reflective of favorable federal and state income tax credits combined with reported net losses.

Noncontrolling interests related to the Company’s two subsidiaries that are not 100% owned by the Company reduced net earnings by $238,000 and $450,000 for the three and nine months ended January 31, 2013, respectively. Net earnings were reduced by $156,000 and $211,000 for the three and nine months ended January 31, 2012, respectively. The changes in the net earnings attributable to the noncontrolling interest in the current periods were due to the change in earnings of the two subsidiaries in the related periods.

Net earnings of $544,000, or $0.21 per diluted share, was reported for the three months ended January 31, 2013, compared to a net loss of $122,000, or $0.05 per diluted share, in the prior year period. Net earnings of $1,827,000, or $0.71 per diluted share, was reported for the nine months ended January 31, 2013, compared to a net loss of $225,000, or $0.09 per diluted share, for the same period last year.

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

The Company had working capital of $24,286,000 at January 31, 2013, as compared to $23,358,000 at April 30, 2012. The ratio of current assets to current liabilities was 2.5-to-1.0 at January 31, 2013, as compared to 2.2-to-1.0 at April 30, 2012. At January 31, 2013, advances of $2,707,000 were outstanding under the Company’s bank revolving credit facility, as compared to advances of $6,816,000 outstanding as of April 30, 2012. Total bank borrowings and capital lease obligations were $6,224,000 at January 31, 2013, as compared to $10,519,000 at April 30, 2012.

The Company’s operations provided cash of $5,328,000 during the nine months ended January 31, 2013. Cash was primarily provided from earnings and a decrease in accounts receivable of $3,188,000, partially offset by an increase in inventories of $1,128,000. The Company’s operations provided cash of $4,309,000 during the nine months ended January 31, 2012, with cash primarily provided from a decrease in accounts receivable of $7,255,000, partially offset by an increase in inventory of $1,296,000 and a decrease in accounts payable and accrued expenses of $2,561,000.

During the nine months ended January 31, 2013, net cash of $1,526,000 was used in investing activities, primarily for capital expenditures. This compares to the use of $1,326,000 for investing activities in the comparable period of the prior year, primarily for capital expenditures.

The Company’s financing activities used cash of $5,729,000 during the nine months ended January 31, 2013, which included repayment of short-term borrowings of $4,109,000, cash dividends of $784,000 paid to stockholders, and cash dividends of $744,000 paid to minority interest holders. Financing activities used cash of $1,171,000 in the same period of the prior year, which included repayment of short-term borrowings of $187,000 and cash dividends paid of $773,000.

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

REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

A review of the interim consolidated financial information included in this Quarterly Report on Form 10-Q for each of the three and nine month periods ended January 31, 2013 and January 31, 2012 has been performed by Cherry Bekaert LLP, the Company’s independent registered public accounting firm. Their report on the interim consolidated financial information follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have reviewed the accompanying consolidated balance sheet of Kewaunee Scientific Corporation and its subsidiaries (the “Company”) as of January 31, 2013, the related consolidated statements of operations, and comprehensive income (loss) for the three-month and nine-month periods ended January 31, 2013 and 2012 and the related consolidated statements of cash flows for the nine-month periods ended January 31, 2013 and 2012. These interim consolidated financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of April 30, 2012, and the related consolidated statements of operations, comprehensive income (loss) and stockholders’ equity, and cash flows for the year then ended (not presented herein) and in our report dated July 13, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of April 30, 2012 is fairly stated in all material respects in relation to the consolidated financial statement from which it has been derived.

/s/ Cherry Bekaert LLP
Charlotte, North Carolina

March 8, 2013

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures made on this matter in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2012.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of January 31, 2013. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of January 31, 2013, the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that all material information required to be filed in this quarterly report is made known to them by others within the Company and its subsidiaries.

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

KEWAUNEE SCIENTIFIC CORPORATION (Registrant)

Date: March 11, 2013	By	/s/ D. Michael Parker
D. Michael Parker (As duly authorized officer and Senior Vice President, Finance and Chief Financial Officer)