Form 10-K
period 2013-04-30
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2013-07-22
CIK 55529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2013 or

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of shares of voting stock held by non-affiliates of the registrant was approximately $23,760,686 based on the last reported sale price of the registrant’s Common Stock on October 31, 2012, the last business day of the registrant’s most recently completed second fiscal quarter. Only shares beneficially owned by directors of the registrant (excluding shares subject to options) and each person owning more than 10% of the outstanding Common Stock of the registrant were excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of July 15, 2013, the registrant had outstanding 2,598,784 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: Those portions of the Company’s proxy statement for use in connection with Kewaunee Scientific Corporation’s annual meeting of stockholders to be held on August 28, 2013, indicated in this report are incorporated by reference into Part III hereof.

PART I

Item 1. Business

GENERAL

Kewaunee Scientific Corporation was founded in 1906, incorporated in Michigan in 1941, became publicly-held in 1968, and was reincorporated in Delaware in 1970. Our principal business is the design, manufacture, and installation of laboratory, healthcare, and technical furniture products. Laboratory furniture products include both steel and wood cabinetry, fume hoods, adaptable modular systems, moveable workstations, biological safety cabinets, and epoxy resin counters and sinks. Healthcare furniture products include laminate casework, storage systems, and related products for healthcare applications. Technical furniture products include column systems, slotted-post systems, pedestal systems, and stand-alone benches.

Our products are sold primarily through purchase orders and contracts submitted by customers through our dealers and commissioned agents and a national distributor, as well as through competitive bids submitted by us and our subsidiaries in India and Singapore. Products are sold principally to pharmaceutical, biotechnology, industrial, chemical and commercial research laboratories, educational institutions, healthcare institutions, governmental entities, manufacturing facilities and users of networking furniture. We consider the markets in which we compete to be highly competitive, with a significant amount of the business involving competitive public bidding.

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

Our need for working capital and our credit practices are comparable to those of other companies manufacturing, selling and installing similar products in similar markets. Since our products are used in building construction projects, in many cases payments for our products are received over longer periods of time than payments for many other types of manufactured products, thus requiring increased working capital. In addition, payment terms associated with certain projects provide for a retention amount until completion of the project, thus also increasing required working capital. On average, payments for our products are received during the quarter following shipment, with the exception of the retention amounts which are collected at the completion of the project.

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

Our business is not generally cyclical, although sales are sometimes lower during our third quarter because of slower construction activity in certain areas of the country during the winter months. Our business is not dependent on any one or a few customers; however, sales to our national distributor, VWR International, LLC, represented approximately 11%, 12% and 14% of net sales in each of fiscal years 2013, 2012 and 2011, respectively.

Our order backlog at April 30, 2013 was $80.2 million, as compared to $86.2 million at April 30, 2012 and $65.7 million at April 30, 2011. All but $12.6 million of the backlog at April 30, 2013 was scheduled for shipment during fiscal year 2014; however, it may reasonably be expected that delays in shipments will occur because of customer rescheduling or delay in completion of projects which involve the installation of our products. Based on scheduled shipment dates and past experience, we estimate that more than 80 percent of our order backlog at April 30, 2013 will be shipped during fiscal year 2014.

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

RESEARCH AND DEVELOPMENT

The amount spent and expensed by us during the fiscal year ended April 30, 2013 on research and development activities related to new or redesigned products was $872,000. The amounts spent for similar purposes in the fiscal years ended April 30, 2012 and 2011 were $941,000 and $1,181,000, respectively.

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

EMPLOYEES

At April 30, 2013, we had 456 domestic and 131 international full-time employees.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements included and referenced in this report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that could significantly impact results or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, economic, competitive, governmental and technological factors affecting our operations, markets, products, services and prices, as well as prices for certain raw materials and energy. The cautionary statements made by us pursuant to the Reform Act herein and elsewhere should not be construed as exhaustive. We cannot always predict what factors would cause actual results to differ materially from those indicated by the forward-looking statements. In addition, readers are urged to consider statements that include the terms “believes,” “belief,” “expects,” “plans,” “objectives,” “anticipates,” “intends” or the like to be uncertain and forward-looking.

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

The financial markets in the United States, Europe and Asia continue to be volatile. The tightening of credit in financial markets, continuation or worsening of the current economic conditions, a prolonged global, national or regional economic recession or other similar events could have a material adverse effect on the demand for our products and on our sales, pricing and profitability. We are unable to predict the likely duration of these adverse economic conditions and the impact these events may have on our operations and the laboratory furniture industry in general.

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

We have substantial sales to one large customer. That distributor accounted for approximately 11% of our net sales in fiscal year 2013. Loss of all or a part of our sales to a large customer would have a material effect on our revenues and profits.

An increase in the price of raw materials and energy could negatively affect our sales and profits.

It is common in the laboratory and healthcare furniture industries for customers to require delivery at extended future dates, as products are frequently to be installed in buildings yet to be constructed. Since prices are normally quoted on a firm basis in the industry, we bear the burden of possible increases in labor, material and energy costs between the quotation of an order and the delivery of the products. Our principal raw materials are steel, including stainless steel, wood and epoxy resin. Numerous factors beyond our control, such as general economic conditions, competition, worldwide demand, labor costs, energy costs, and import duties and other trade restrictions, influence prices for our raw materials. We have not always been able, and in the future we might not be able, to increase our product prices in amounts that correspond to increases in costs of raw materials, without materially and adversely affecting our sales and profits. Where we are not able to increase our prices, increases in our raw material costs will adversely affect our profitability.

Our future growth may depend on our ability to penetrate new international markets.

International laws and regulations, construction customs, standards, techniques and methods differ from those in the United States. Significant challenges of conducting business in foreign countries include, among other factors, local acceptance of our products, political instability, currency controls, changes in import and export regulations, changes in tariff and freight rates and fluctuations in foreign exchange rates.

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

We are subject to a number of significant risks that might cause our actual results to vary materially from our forecasts, targets, or projections, including:

•

Failing to anticipate the need for, appropriately invest in and effectively manage the human, information technology and logistical resources necessary to support our business, including managing the costs associated with such resources;

•	Failing to generate sufficient future positive operating cash flows and, if necessary, secure adequate external financing to fund our growth; and

•	Interruptions in service by common carriers that ship goods within our distribution channels.

Item 2. Properties

We own and operate three adjacent manufacturing facilities in Statesville, North Carolina. These facilities also house our corporate offices, as well as sales and marketing, administration, engineering and drafting personnel. These facilities together comprise approximately 413,000 square feet and are located on approximately 20 acres of land. In addition, at April 30, 2013, we leased our primary distribution facility and other warehouse facilities totaling 220,000 square feet in Statesville, North Carolina. In Bangalore, India we also lease and operate a manufacturing facility comprising 55,000 square feet, a warehouse facility comprising 11,000 square feet and a facility comprising 7,000 square feet that houses sales and administrative offices. The Company’s real property and equipment located in Statesville, North Carolina are pledged as collateral for the Company’s term loan that is scheduled to mature on August  1, 2017. We believe our facilities are suitable for their respective uses and are adequate for our current needs.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013
High	$13.45	$13.40	$12.96	$13.18
Low	$7.90	$11.03	$11.00	$12.27
Close	$11.85	$11.25	$12.37	$13.05

2012
High	$11.10	$10.20	$9.87	$9.67
Low	$9.56	$8.01	$7.90	$8.00
Close	$9.90	$9.62	$9.35	$8.59

As of July 15, 2013, we estimate there were approximately 1,000 stockholders of our common shares, of which 180 were stockholders of record. We paid cash dividends per share of $0.40 for fiscal years 2013, 2012 and 2011, respectively. We expect to pay dividends in the future in line with our actual and anticipated future operating results.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

See Item 12 in this Form 10-K for a discussion of securities authorized for issuance under our equity compensation plans.

Item 6. Selected Financial Data

The following tables set forth selected historical consolidated financial and other data for the periods indicated. The consolidated financial data should be read in conjunction with Item 8, Financial Statements and Supplementary Data, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended April 30
$ and shares in thousands, except per share amounts	2013	2012	2011	2010	2009
OPERATING STATEMENT DATA:
Net sales	$117,121	$102,847	$100,003	$99,093	$103,978
Costs of products sold	94,863	83,691	80,719	77,690	82,605

Gross profit	22,258	19,156	19,284	21,403	21,373
Operating expenses	16,981	16,443	16,127	15,576	14,289

Operating earnings	5,277	2,713	3,157	5,827	7,084
Other income (expense)	306	271	4	1	(28)
Interest expense	(362)	(445)	(199)	(157)	(280)

Earnings before income taxes	5,221	2,539	2,962	5,671	6,776
Income tax expense	1,540	739	864	1,921	2,264

Net earnings	3,681	1,800	2,098	3,750	4,512
Less: net earnings attributable to noncontrolling interest	637	769	248	178	265

Net earnings attributable to Kewaunee Scientific Corporation	$3,044	$1,031	$1,850	$3,572	$4,247

Weighted average shares outstanding:
Basic	2,587	2,579	2,575	2,564	2,555
Diluted	2,600	2,580	2,585	2,575	2,561

PER SHARE DATA:
Net earnings attributable to Kewaunee Scientific Corporation
Basic	$1.18	$0.40	$0.72	$1.39	$1.66
Diluted	1.17	0.40	0.72	1.39	1.66
Cash dividends	0.40	0.40	0.40	0.38	0.32
Year-end book value	12.22	11.44	12.21	11.83	10.54

	As of April 30
$ in thousands	2013	2012	2011	2010	2009
BALANCE SHEET DATA:
Current assets	$47,230	$42,823	$42,379	$38,582	$37,545
Current liabilities	22,115	19,465	20,264	18,497	18,663
Net working capital	25,115	23,358	22,115	20,085	18,882
Net property, plant and equipment	15,098	15,346	16,575	13,815	11,369
Total assets	68,742	63,361	63,058	56,621	52,529
Total borrowings/long-term debt	10,464	10,519	10,574	5,073	6,141
Kewaunee Scientific Corporation Stockholders’ equity	31,676	29,511	31,491	30,433	26,953

OTHER DATA:
Capital expenditures	$2,405	$1,435	$5,247	$4,239	$1,500
Year-end stockholders of record	180	198	206	208	212
Year-end employees (domestic)	456	440	475	462	466

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this document constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could significantly impact results or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, economic, competitive, governmental and technological factors affecting our operations, markets, products, services and prices. The cautionary statements made pursuant to the Reform Act herein and elsewhere by us should not be construed as exhaustive. We cannot always predict what factors would cause actual results to differ materially from those indicated by the forward-looking statements. In addition, readers are urged to consider statements that include the terms “believes,” “belief,” “expects,” “plans,” “objectives,” “anticipates,” “intends,” or the like to be uncertain and forward-looking. Over time, our actual results, performance, or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and harmful to our stockholders’ interest. Many important factors that could cause such a difference are described under the caption “Risk Factors,” in Item 1A of this Annual Report, which you should review carefully.

MANAGEMENT’S DISCUSSION AND ANALYSIS

INTRODUCTION

Kewaunee Scientific Corporation is a recognized leader in the design, manufacture and installation of laboratory, healthcare and technical furniture. The Company’s corporate headquarters are located in Statesville, North Carolina. The Company’s manufacturing facilities are located in Statesville and Bangalore, India. The Company has subsidiaries in Singapore and Bangalore that serve the Asian and Middle East markets. Kewaunee Scientific’s website is located at www.kewaunee.com.

Our products are primarily sold through purchase orders and contracts submitted by customers through our dealers and commissioned agents, a national distributor, and through competitive bids submitted by us and our subsidiaries. Products are sold principally to pharmaceutical, biotechnology, industrial, chemical and commercial research laboratories, educational institutions, healthcare institutions, governmental entities, manufacturing facilities and users of networking furniture. We consider the markets in which we compete to be highly competitive, with a significant amount of the business involving competitive public bidding.

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

CRITICAL ACCOUNTING POLICIES

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of our consolidated financial statements in conformity with generally accepted accounting principles in the United States of America. Actual results could differ significantly from those estimates. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations, and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

RESULTS OF OPERATIONS

Sales for fiscal year 2013 were $117.1 million, an increase of 13.9% from fiscal year 2012 sales of $102.8 million. Domestic Operations sales for fiscal year 2013 were $93.5 million, an increase of 11.4% from fiscal year 2012 sales of $84.0 million. International Operations sales for fiscal year 2013 were $23.6 million, an increase of 25% from fiscal year 2012 sales of $18.9 million. The increase in Domestic Operations sales was due to increased activity for mid-sized projects and several large direct projects. The increase in International Operations sales was due to the shipment of several large international orders. Sales for fiscal year 2012 were $102.8 million, an increase of 3% from fiscal year 2011 sales of $100.0 million. Domestic Operations sales for fiscal year 2012 were $84.0 million, comparable to fiscal year 2011 sales of $84.1 million. International Operations sales for fiscal year 2012 were $18.9 million, an increase of 19% from fiscal year 2011 sales of $15.9 million. The increase in International Operations sales reflected increased sales opportunities as the international marketplace continued to recover.

Our order backlog was $80.2 million at April 30, 2013, as compared to $86.2 million at April 30, 2012 and $65.7 million at April 30, 2011.

Gross profit represented 19.0%, 18.6% and 19.3% of sales in fiscal years 2013, 2012 and 2011, respectively. The increase in gross profit margin for fiscal year 2013 was primarily due to cost savings initiatives and a more favorable product mix. The decrease in gross profit margin for fiscal year 2012 was primarily due to increased competitive pricing in the marketplace and higher costs for steel and epoxy resin raw materials.

Operating expenses were $17.0 million, $16.4 million and $16.1 million in fiscal years 2013, 2012 and 2011, respectively, and 14.5%, 16.0% and 16.1% of sales, respectively. The increase in fiscal year 2013 as compared to fiscal year 2012 resulted primarily from higher pension expense of $442,000 and $519,000 in expense related to compensation earned under performance incentive plans. These increases were partially offset by decreases in bad debt expenses of $180,000 and sales and marketing expenses of $317,000. The increase in operating expenses in fiscal year 2012 as compared to fiscal year 2011 resulted primarily from an increase in operating expenses of $378,000 attributable to the growth in International Operations and an increase in depreciation expense of $147,000. These increases were partially offset by a decrease of $148,000 in pension expense and a decrease of $100,000 in sales and marketing expenses.

Other income was $306,000, $271,000 and $4,000 in fiscal years 2013, 2012 and 2011, respectively. The increase in other income in fiscal year 2013 was primarily due to an increase in interest income earned on cash on hand of the international subsidiaries. The increase in other income in fiscal year 2012 was primarily due to a property insurance settlement in the amount of $156,000 and an increase in interest income.

Interest expense was $362,000, $445,000 and $199,000 in fiscal years 2013, 2012 and 2011, respectively. The decrease in interest expense for fiscal year 2013 was primarily due to lower levels of bank borrowings and the increase in fiscal year 2012 was due to higher levels of borrowings.

Income tax expense was $1,540,000, $739,000 and $864,000 in fiscal years 2013, 2012 and 2011, respectively, or 29.5%, 29.1% and 29.2% of pretax earnings, respectively. The effective tax rate for each of these years is lower than the statutory rate due to the favorable impact of tax rates for the Company’s international subsidiaries and the impact of state and federal tax credits.

Net earnings attributable to the noncontrolling interest related to our two subsidiaries that are not 100% owned by the Company were $637,000, $769,000 and $248,000, for fiscal years 2013, 2012 and 2011, respectively. The changes from year-to-year in the net earnings attributable to the noncontrolling interest were directly attributable to changes in the levels of net income of the subsidiaries.

Net earnings in fiscal year 2013 were $3,044,000, or $1.17 per diluted share. Net earnings in fiscal year 2012 were $1,031,000, or $0.40 per diluted share, and net earnings in fiscal year 2011 were $1,850,000, or $0.72 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity have historically been funds generated from operating activities, supplemented as needed by borrowings under our revolving credit facility. Additionally, certain machinery and equipment are financed by non-cancelable operating leases. We believe that these sources of funds will be sufficient to support ongoing business requirements, including capital expenditures, through fiscal year 2014.

At April 30, 2013, we had advances of $6.7 million and standby letters of credit aggregating $2.1 million outstanding under our unsecured $15 million revolving credit facility. The credit facility matures on July 31, 2014. See Note 3 and Note 10 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report for additional information concerning our credit facility. We did not have any off balance sheet arrangements at April 30, 2013.

The following table summarizes the cash payment obligations for our lease arrangements and long-term loan as of April 30, 2013:

PAYMENTS DUE BY PERIOD

($ in thousands)

Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	After 5 years
Operating Leases	$7,284	$1,832	$2,969	$1,913	$570
Long-term Loan	3,467	200	400	400	2,467

Total Contractual Cash Obligations	$10,751	$2,032	$3,369	$2,313	$3,037

Operating activities provided cash of $3.8 million in fiscal year 2013, primarily from earnings and an increase in accounts payable and other accrued expenses, partially offset by increases in accounts receivable and inventory. Operating activities provided cash of $6.9 million in fiscal year 2012, primarily from operating earnings and a decrease in accounts receivable, partially offset by an increase in the provision for deferred income taxes and an increase in inventory. Operating activities provided cash of $1.3 million in fiscal year 2011, primarily from operating earnings, partially offset by increases in accounts receivable and inventory.

The majority of the April 30, 2013 accounts receivable balances are expected to be collected during the first quarter of fiscal year 2014, with the exception of retention amounts on fixed-price contracts which are collected when the entire construction project is completed and all retention funds are paid by the owner.

As discussed above, no further benefits have been, or will be, earned under our pension plans after April 30, 2005, and no additional participants have been, or will be, added to the plans. We expect to make contributions of approximately $370,000 to the plans in fiscal year 2014. We made contributions of $1,000,000 and $402,000 to the plans in fiscal years 2013 and 2012, respectively.

Capital expenditures were $2.4 million, $1.4 million and $5.2 million in fiscal years 2013, 2012 and 2011, respectively. Capital expenditures in fiscal year 2013 were funded primarily from operations. The increase in capital expenditures in fiscal year 2011 was primarily attributable to the completion of the expansion and remodeling of our Statesville facilities. Capital expenditures in fiscal year 2011 were primarily funded by long-term bank financing. Fiscal year 2014 capital expenditures are anticipated to be approximately $3.0 million, with the majority of these expenditures for manufacturing equipment. The fiscal year 2014 expenditures are expected to be funded primarily by operating activities, supplemented as needed by borrowings under our revolving credit facility.

Working capital was $25.1 million at April 30, 2013, up from $23.4 million at April 30, 2012, and the ratio of current assets to current liabilities was 2.1-to-1.0 at April 30, 2013 and 2.2-to-1.0 at April 30, 2012. The increase in working capital for fiscal year 2013 was primarily due to cash provided by operating activities.

We paid cash dividends of $0.40 per share in fiscal years 2013, 2012 and 2011. We expect to pay dividends in the future in line with our actual and anticipated future operating results.

RECENT ACCOUNTING STANDARDS

New Accounting Standards In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” This update requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in either a single continuous statement or two separate but consecutive statements. This guidance does not change the items that must be reported in other comprehensive income. Subsequently, in December 2011, the FASB issued ASU 2011-12 which deferred some aspects of the June guidance that relate to the presentation of reclassification adjustments. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted this standard effective May 1, 2012. The adoption of this standard did not have a significant impact on the Company’s consolidated financial position or results of operations.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This guidance adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”), including changes in AOCI balances by component and significant items reclassified out of AOCI. This guidance does not amend any existing requirements for reporting net income or AOCI in the financial statements. The Company will adopt this standard in fiscal year 2014. The Company does not expect the adoption of this standard to have a significant impact on the Company’s consolidated financial position or results of operations.

In March 2013, the FASB issued ASU 2013-05 “Foreign Currency Matters (Topic 830) – Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This guidance issued amendments to address the accounting for the cumulative translation adjustment when a parent entity sells or transfers either a subsidiary or group of assets within a foreign entity. The Company will adopt this standard in fiscal year 2015. The Company does not expect the adoption of this standard to have a significant impact on the Company’s consolidated financial position or results of operations.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in the area of interest rates. This exposure is associated with advances outstanding under our bank line of credit and certain lease obligations for production machinery, all of which are priced on a floating rate basis. Advances outstanding under the bank line of credit were $6.7 million at April 30, 2013. In June 2010, we entered into an interest rate swap agreement whereby the interest rate payable on the outstanding principal balance of our $4 million term loan was effectively converted to a fixed rate of 4.875%. In July 2009, we entered into an interest rate swap agreement whereby the interest rate payable on $2 million of outstanding advances under the revolving credit facility effectively converted to a fixed interest rate of 3.9% for the period beginning August 3, 2009 and ending August 1, 2012. We entered into these interest rate swaps to mitigate future interest rate risk associated with borrowings under the credit facility. We believe that our exposure to market risk is not material.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, Management concluded the Company maintained effective internal control over financial reporting as of April 30, 2013.

/s/ David M. Rausch
President and Chief Executive Officer

/s/ D. Michael Parker
Senior Vice President, Finance
Chief Financial Officer

July 18, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS

OF KEWAUNEE SCIENTIFIC CORPORATION

STATESVILLE, NORTH CAROLINA

We have audited the accompanying consolidated balance sheets of Kewaunee Scientific Corporation and subsidiaries (the “Company”) as of April 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended April 30, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of April 30, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of April 30, 2013 included in the accompanying “Report of Management on Internal Control over Financial Reporting,” and, accordingly, we do not express an opinion thereon.

/s/ CHERRY BEKAERT LLP
Charlotte, North Carolina

July 18, 2013

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended April 30	Kewaunee Scientific Corporation

$ and shares in thousands, except per share amounts	2013	2012	2011

Net sales	$117,121	$102,847	$100,003
Costs of products sold	94,863	83,691	80,719

Gross profit	22,258	19,156	19,284
Operating expenses	16,981	16,443	16,127

Operating earnings	5,277	2,713	3,157
Other income (expense)	306	271	4
Interest expense	(362)	(445)	(199)

Earnings before income taxes	5,221	2,539	2,962
Income tax expense	1,540	739	864

Net earnings	3,681	1,800	2,098
Less: net earnings attributable to the noncontrolling interest	637	769	248

Net earnings attributable to Kewaunee Scientific Corporation	$3,044	$1,031	$1,850

Net earnings per share attributable to Kewaunee Scientific Corporation stockholders
Basic	$1.18	$0.40	$0.72
Diluted	$1.17	$0.40	$0.72

Weighted average number of Common shares outstanding
Basic	2,587	2,579	2,575
Diluted	2,600	2,580	2,585

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended April 30	Kewaunee Scientific Corporation

$ in thousands	2013	2012	2011

Net earnings	$3,681	$1,800	$2,098
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	84	(466)	21
Change in unrecognized actuarial loss on pension obligations	(256)	(1,682)	54
Change in fair value of cash flow hedge	21	(98)	(107)

Comprehensive income (loss), net of tax	3,530	(446)	2,066
Less comprehensive income (loss) attributable to the noncontrolling interest	(637)	(769)	(248)

Total comprehensive income (loss) attributable to Kewaunee Scientific Corporation	$2,893	$(1,215)	$1,818

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Kewaunee Scientific Corporation

$ in thousands, except per share amounts	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at April 30, 2010	$6,550	$855	$(472)	$28,398	$(4,898)	$30,433

Net earnings	—	—	—	1,850	—	1,850
Other comprehensive income (loss)	—	—	—	—	(32)	(32)
Cash dividends declared, $.40 per share	—	—	—	(1,030)	—	(1,030)
Stock options exercised, 13,850 shares	—	11	140	—	—	151
Stock options granted, 136,400 shares	—	225	—	—	—	225
Purchase of treasury stock, 8,323 shares	—	—	(106)	—	—	(106)

Balance at April 30, 2011	6,550	1,091	(438)	29,218	(4,930)	31,491

Net earnings	—	—	—	1,031	—	1,031
Other comprehensive income (loss)	—	—	—	—	(2,246)	(2,246)
Cash dividends declared, $.40 per share	—	—	—	(1,031)	—	(1,031)
Stock options exercised, 14,500 shares	—	(11)	152	—	—	141
Stock options granted, 55,000 shares	—	261	—	—	—	261
Purchase of treasury stock, 13,306 shares	—	—	(136)	—	—	(136)

Balance at April 30, 2012	6,550	1,341	(422)	29,218	(7,176)	29,511

Net earnings	—	—	—	3,044	—	3,044
Other comprehensive income (loss)	—	—	—	—	(151)	(151)
Cash dividends declared, $0.40 per share	—	—	—	(1,071)	—	(1,071)
Stock options exercised, 26,750 shares	—	(1)	286	—	—	285
Stock options granted, 40,000 shares	—	227	—	—	—	227
Purchase of treasury stock, 13,752 shares	—	—	(169)	—	—	(169)

Balance at April 30, 2013	$6,550	$1,567	$(305)	$31,191	$(7,327)	$31,676

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

Years Ended April 30	Kewaunee Scientific Corporation

$ and shares in thousands, except per share amounts	2013	2012

ASSETS
Current Assets
Cash and cash equivalents	$5,811	$6,188
Restricted cash	691	704
Receivables, less allowance: $194 (2013); $311 (2012)	25,884	22,469
Inventories	13,203	11,760
Deferred income taxes	654	713
Prepaid expenses and other current assets	987	989

Total Current Assets	47,230	42,823
Property, Plant and Equipment, Net	15,098	15,346

Other Assets
Deferred income taxes	2,241	1,656
Other	4,173	3,536

Total Other Assets	6,414	5,192

Total Assets	$68,742	$63,361

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings and interest rate swap	$6,997	$6,816
Current obligations under capital leases	—	36
Current portion of long-term debt	200	200
Accounts payable	10,406	8,848
Employee compensation and amounts withheld	2,076	1,304
Deferred revenue	488	587
Other accrued expenses	1,948	1,674

Total Current Liabilities	22,115	19,465
Long-term debt	3,267	3,467
Accrued pension and deferred compensation costs	9,667	8,771

Total Liabilities	35,049	31,703

Commitments and Contingencies (Note 7)
Stockholders’ Equity
Common stock, $2.50 par value, Authorized - 5,000 shares; Issued - 2,620 shares; Outstanding - 2,592 shares (2013); 2,579 shares (2012)	6,550	6,550
Additional paid-in-capital	1,567	1,341
Retained earnings	31,191	29,218
Accumulated other comprehensive loss	(7,327)	(7,176)
Common stock in treasury, at cost: 27 shares (2013); 40 shares (2012)	(305)	(422)

Total Kewaunee Scientific Corporation Stockholders’ Equity	31,676	29,511
Noncontrolling Interest	2,017	2,147

Total Equity	33,693	31,658

Total Liabilities and Stockholders’ Equity	$68,742	$63,361

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended April 30	Kewaunee Scientific Corporation

$ in thousands	2013	2012	2011

Cash Flows from Operating Activities
Net earnings	$3,681	$1,800	$2,098
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	2,653	2,664	2,487
Bad debt provision	34	214	60
Non-cash stock option expense	239	261	225
Provision for deferred income tax expense (benefit)	(526)	(1,539)	223
(Increase) decrease in receivables	(2,674)	4,663	(1,237)
Increase in inventories	(1,443)	(1,294)	(2,116)
Increase (decrease) in accounts payable and other accrued expenses	2,604	(459)	(672)
(Decrease) increase in deferred revenue	(874)	(521)	522
Other, net	133	1,134	(319)

Net cash provided by operating activities	3,827	6,923	1,271

Cash Flows from Investing Activities
Capital expenditures	(2,405)	(1,435)	(5,247)
Decrease (increase) in restricted cash	13	(151)	(9)

Net cash used in investing activities	(2,392)	(1,586)	(5,256)

Cash Flows from Financing Activities
Dividends paid	(1,035)	(1,031)	(1,030)
Dividends paid to noncontrolling interest in subsidiaries	(744)	—	—
Net increase in short-term borrowings	181	228	1,716
Proceeds from long-term debt	—	—	4,000
Payments on capital leases	(36)	(83)	(82)
Payments on long-term debt	(200)	(200)	(133)
Net proceeds from exercise of stock options (including tax benefit)	116	—	34

Net cash (used in) provided by financing activities	(1,718)	(1,086)	4,505

Effect of exchange rate changes on cash, net	(94)	(465)	160

(Decrease) increase in Cash and Cash Equivalents	(377)	3,786	680
Cash and Cash Equivalents at Beginning of Year	6,188	2,402	1,722

Cash and Cash Equivalents at End of Year	$5,811	$6,188	$2,402

Supplemental Disclosure of Cash Flow Information
Interest paid	$374	$444	$174
Income taxes paid	$1,722	$418	$1,474

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

Kewaunee Scientific Corporation (the “Company”) designs, manufactures, and installs laboratory, healthcare, and technical furniture products. Laboratory furniture products include both steel and wood cabinetry, fume hoods, adaptable modular systems, moveable workstations, biological safety cabinets, and epoxy resin counters and sinks. Healthcare furniture products include laminate casework, storage systems, and related products for healthcare applications. Technical furniture products include column systems, slotted-post systems, pedestal systems, and stand-alone benches. The Company’s sales are made through purchase orders and contracts submitted by customers, dealers and agents, a national stocking distributor, competitive bids submitted by the Company and its subsidiaries located in Singapore and Bangalore, India. The majority of the Company’s products are sold to customers located in North America, primarily within the United States. The Company’s laboratory products are used in chemistry, physics, biology and other general science laboratories in the pharmaceutical, biotechnology, industrial, chemical, commercial, educational, government and health care markets. Technical products are used in facilities manufacturing computers and light electronics and by users of computer and networking furniture. Laminate casework is used in educational, healthcare and industrial applications.

Principles of Consolidation The Company’s consolidated financial statements include the accounts of Kewaunee Scientific Corporation and its four international subsidiaries. A brief description of each subsidiary, along with the amount of the Company’s controlling financial interests, is as follows: (1) Kewaunee Labway Asia Pte. Ltd., a dealer for the Company’s products in Singapore, is 51% owned by the Company; (2) Kewaunee Labway India Pvt. Ltd., a dealer for the Company’s products in Bangalore, India, is 90% owned by Kewaunee Labway Asia, Pte. Ltd.; (3) Kewaunee Scientific Corporation India Pvt. Ltd. in Bangalore, India, a manufacturing and assembly operation, is 100% owned by the Company, and (4) Kewaunee Scientific Corporation Singapore Pte. Ltd., a holding company in Singapore, is 100% owned by the Company. All intercompany balances, transactions, and profits have been eliminated. Included in the consolidated financial statements are net assets of $11,189,000 and $9,648,000 at April 30, 2013 and 2012, respectively, of the Company’s subsidiaries. Net sales by the Company’s subsidiaries in the amount of $23,602,000, $18,876,000 and $15,882,000 were included in the consolidated statements of operations for fiscal years 2013, 2012 and 2011, respectively. On June 24, 2013, the Company entered into an agreement to purchase the minority shareholders’ interest in Kewaunee Labway Asia Pte. Ltd. See Note 10 – Subsequent Event for additional information.

Cash and Cash Equivalents Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less. During the years ended April 30, 2013 and 2012, the Company had cash deposits in excess of FDIC insured limits. The Company has not experienced any losses from such deposits.

Restricted Cash Restricted cash includes bank deposits of a subsidiary used for performance guarantees against customer orders.

Allowance for Doubtful Accounts The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where management is aware of a customer’s inability to meet its financial obligations to the Company, or a project dispute makes it unlikely that all of the receivable owed by a customer will be collected, a specific reserve for bad debts is estimated and recorded to reduce the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, a general reserve for bad debts is estimated and recorded based on the customer’s recent past loss history and an overall assessment of past due trade accounts receivable amounts outstanding. Accounts are written off when it is clearly established that the receivable is a bad debt. Recoveries of receivables previously written off are recorded when received. The activity in the allowance for doubtful accounts for each of the three years ended April 30 was:

$ in thousands	2013	2012	2011
Balance at beginning of year	$311	$250	$259
Bad debt provision	34	214	60
Doubtful accounts written off (net)	(151)	(153)	(69)

Balance at end of year	$194	$311	$250

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

$ in thousands	2013	2012	Useful Life
Land	$41	$41	N/A
Building and improvements	14,921	14,626	10-40 years
Machinery and equipment	30,147	28,889	5-10 years

Total	45,109	43,556
Less accumulated depreciation	(30,011)	(28,210)

Net property, plant and equipment	$15,098	$15,346

At April 30, 2012, equipment financed under capital leases with a cost of $307,000 was included in machinery and equipment. Management reviews the carrying value of property, plant and equipment for impairment whenever changes in circumstances or events indicate that such carrying value may not be recoverable. If projected undiscounted cash flows are not sufficient to recover the carrying value of the potentially impaired asset, the carrying value is reduced to estimated fair value. There were no impairments in fiscal years 2013, 2012 and 2011.

Other Assets Other assets at April 30, 2013 and 2012 included $4,077,000 and $3,454,000, respectively, of assets held in a trust account for non-qualified benefit plans and $96,000 and $83,000, respectively, of cash surrender values of life insurance policies. Life insurance policies are recorded at the amount that could be realized under the insurance contract as of the date of the Company’s consolidated balance sheet with the change in cash surrender or contract value being recorded as income or expense during each period.

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

Fair Value of Financial Instruments A financial instrument is defined as cash equivalents, evidence of an ownership interest in an entity, or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from another party. The Company’s financial instruments consist primarily of cash and equivalents, mutual funds, cash surrender value of life insurance policies and short-term borrowings. The carrying value of these assets and liabilities approximate their fair value.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standard also expands disclosures about instruments measured at fair value and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value as follows:

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

The following tables summarize the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring and nonrecurring basis as of April 30, 2013 and 2012 (in thousands):

	2013
Financial Assets	Level 1	Level 2	Level 3	Total
Trading securities held in deferred compensation plan (1)	$4,077	$—	$—	$4,077
Cash surrender value of life insurance policies (1)	—	96	—	96

Total	$4,077	$96	$—	$4,173

Financial Liabilities
Deferred compensation plans (2)	$—	$4,399	$—	$4,399
Interest rate swap derivative	—	344	—	344

Total	$—	$4,743	$—	$4,743

	2012
Financial Assets	Level 1	Level 2	Level 3	Total
Trading securities held in deferred compensation plan (1)	$3,454	$—	$—	$3,454
Cash surrender value of life insurance policies (1)	—	83	—	83

Total	$3,454	$83	$—	$3,537

Financial Liabilities
Deferred compensation plans (2)	$—	$3,717	$—	$3,717
Interest rate swap derivative	—	378	—	378

Total	$—	$4,095	$—	$4,095

(1)	The Company maintains an executive compensation plan which includes investment assets in a rabbi trust. These assets consist of marketable securities, which are valued using quoted market prices multiplied by the number of shares owned, and the cash surrender value of life insurance policies.
(2)	The deferred compensation plan liability is equal to the individual participants’ account balances under the plan.

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

Deferred revenue consists of customer deposits and advance billings of the Company’s products where sales have not yet been recognized. Accounts receivable includes retainage in the amounts of $2,659,000 and $2,015,000 at April 30, 2013 and 2012, respectively. Shipping and handling costs are included in cost of sales. Because of the nature and quality of the Company’s products, any warranty issues are determined in a relatively short period after the sale and are infrequent in nature, and as such, warranty costs are immaterial to the Company’s consolidated financial position and results of operations and are expensed as incurred.

Product sales resulting from fixed-price construction contracts involve a signed contract for a fixed price to provide the Company’s laboratory furniture and fume hoods for a construction project. In these instances, the Company is usually in the role of a subcontractor, but in some cases may enter into a contract directly with the end-user of the products. Contract arrangements normally do not contain a general right of return relative to the delivered items. Product sales resulting from fixed-price construction contracts are generated from multiple-element arrangements that require separate units of accounting and estimates regarding the fair value of individual elements. The Company has determined that its multiple-element arrangements that qualify as separate units of accounting are (1) product sales and (2) installation services. There is objective and reliable evidence of fair value for both the product sales and installation services and allocation of arrangement consideration for each of these units is based on their relative fair values. Each of these elements represent individual units of accounting, as the delivered item has value to a customer on a stand-alone basis. The Company’s products are regularly sold on a stand-alone basis to customers which provides vendor-specific objective evidence of fair value. The fair value of installation services is separately calculated using expected costs of installation services. Many times the value of installation services is calculated using price quotations from subcontractors to the Company who perform installation services on a stand-alone basis.

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

Credit Concentration Credit risk is generally not concentrated with any one customer or industry, although the Company does enter into large contracts with individual customers from time to time. The Company performs credit evaluations of its customers. Revenues from the Company’s national stocking distributor, VWR International, LLC, represented approximately 11%, 12% and 14% of the Company’s total sales in fiscal years 2013, 2012 and 2011, respectively.

Income Taxes In accordance with ASC 740, “Income Taxes,” the Company uses the liability method in measuring the provision for income taxes and recognizing deferred tax assets and liabilities on the balance sheet. ASC 740 clarifies the financial statement recognition threshold and measurement attribute of a tax position taken or expected to be taken in a tax return. Under ASC 740, the Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC 740 only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. The Company does not have any significant uncertain tax positions at April 30, 2013 and 2012.

Research and Development Costs Research and development costs are charged to expense in the periods incurred. Expenditures for research and development costs were $872,000, $941,000 and $1,181,000 for the fiscal years ended April 30, 2013, 2012 and 2011, respectively.

Advertising Costs Advertising costs are expensed as incurred, and include trade shows, training materials, sales samples, and other related expenses. Advertising costs for the years ended April 30, 2013, 2012 and 2011 were $395,000, $344,000 and $398,000, respectively.

Derivative Financial Instruments The Company records derivatives on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The nature of the Company’s business activities involves the management of various financial and market risks, including those related to changes in interest rates. The Company does not enter into derivative instruments for speculative purposes. In June 2010, the Company entered into an interest rate swap agreement whereby the interest rate payable by the Company on the outstanding balance of the term loan was effectively converted to a fixed rate of 4.875% beginning August 2, 2010. In July 2009, the Company entered into an interest rate swap agreement whereby the interest rate payable by the Company on $2 million of outstanding advances under the revolving credit facility was effectively converted to a fixed interest rate of 3.9% for the period beginning August 3, 2009 and ending August 1, 2012. The Company entered into these interest rate swap arrangements to mitigate future interest rate risk associated with its loan balances and has designated these as cash flow hedges. (See Note 3.)

Foreign Currency Translation The financial statements of subsidiaries located outside the United States are measured using the local currency as the functional currency. Assets and liabilities of the Company’s foreign subsidiaries are translated into United States dollars at fiscal year-end exchange rates. Sales, expenses, and cash flows are translated at weighted average exchange rates for each period. Net translation gains or losses are included in other comprehensive income, a separate component of stockholders’ equity. The Company does not provide for U.S. income taxes on foreign currency translation adjustments, since it does not provide for taxes on undistributed earnings of foreign subsidiaries. Gains and losses from foreign currency transactions of these subsidiaries are included in net earnings.

Earnings Per Share Basic earnings per share is based on the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the assumed exercise and conversion of outstanding options under the Company’s stock option plans, except when options have an antidilutive effect. Accordingly, options to purchase 72,850, 253,050 and 118,900 shares at April 30, 2013, 2012 and 2011, respectively, were not included in earnings per share. These options were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares at that date, and accordingly, such options would have an antidilutive effect.

The following is a reconciliation of basic to diluted weighted average common shares outstanding:

Shares in thousands	2013	2012	2011
Weighted average common shares outstanding
Basic	2,587	2,579	2,575
Dilutive effect of stock options	13	1	10

Weighted average common shares outstanding—diluted	2,600	2,580	2,585

Accounting for Stock Options Compensation costs related to all stock awards granted by the Company are charged against income during their vesting period, under ASC 718, “Compensation – Stock Compensation,” for stock options. The Company granted stock options for 40,000, 55,000 and 136,400 shares during fiscal years 2013, 2012 and 2011, respectively. (See Note 5.)

Reclassifications Certain 2012 amounts have been reclassified to conform with the 2013 presentation in the consolidated balance sheets and consolidated statements of cash flows. Such reclassifications had no impact on net earnings.

New Accounting Standards In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” This update requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in either a single continuous statement or two separate but consecutive statements. This guidance does not change the items that must be reported in other comprehensive income. Subsequently, in December 2011, the FASB issued ASU 2011-12 which deferred some aspects of the June guidance that relate to the presentation of reclassification adjustments. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted this standard effective May 1, 2012. The adoption of this standard did not have a significant impact on the Company’s consolidated financial position or results of operations.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This guidance adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”), including changes in AOCI balances by component and significant items reclassified out of AOCI. This guidance does not amend any existing requirements for reporting net income or AOCI in the financial statements. The Company will adopt this standard in fiscal year 2014. The Company does not expect the adoption of this standard to have a significant impact on the Company’s consolidated financial position or results of operations.

In March 2013, the FASB issued ASU 2013-05 “Foreign Currency Matters (Topic 830) – Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This guidance issued amendments to address the accounting for the cumulative translation adjustment when a parent entity sells or transfers either a subsidiary or group of assets within a foreign entity. The Company will adopt this standard in fiscal year 2015. The Company does not expect the adoption of this standard to have a significant impact on the Company’s consolidated financial position or results of operations.

Note 2—Inventories

Inventories consisted of the following at April 30:

$ in thousands	2013	2012
Finished goods	$4,052	$3,570
Work-in-process	1,678	1,831
Materials and components	7,473	6,359

Total inventories	$13,203	$11,760

At April 30, 2013 and 2012, the Company’s international subsidiaries’ inventories were $2,077,000 and $1,253,000, respectively, measured using the first-in, first-out (“FIFO”) method. If all of the Company’s inventories had been determined using the FIFO method at April 30, 2013 and 2012, reported inventories would have been $1.3 million and $1.6 million greater, respectively. During fiscal year 2013, the LIFO index was less than 100% due to lower prices paid for certain raw materials. This reduction resulted in a liquidation of LIFO inventory quantities carried at higher costs prevailing in prior years as compared with the cost of purchases in fiscal year 2013, the effect of which decreased the cost of sales by $273,000. During fiscal year 2012, the LIFO index was higher than 100% due to higher prices for certain raw materials. This increase resulted in the addition of LIFO inventory quantities carried at lower costs prevailing in prior years as compared to the cost of purchases in fiscal year 2012, the effect of which increased the cost of sales by $146,000.

Note 3—Long-term Debt and Other Credit Arrangements

At April 30, 2013 the Company had an unsecured revolving credit facility in the amount of $15 million with an expiration date of July 31, 2014. Monthly interest payments under the facility are payable calculated at the 30-day LIBOR Market Interest Rate plus a variable rate ranging from 1.575% to 2.175%. The borrowing rate at April 30, 2013 was 1.773%, including a variable rate adjustment of 1.575%. The credit facility includes financial covenants with respect to certain ratios, including (a) debt-to-net worth, (b) fixed charge coverage, and (c) asset coverage. At April 30, 2013 and 2012, the Company was in compliance with all of the financial covenants.

At April 30, 2013, there were advances of $6.7 million outstanding under the revolving credit facility. Additionally, at April 30, 2013, the Company’s Asia subsidiaries had standby letters of credit and bank guarantees in the aggregate amount of $2.1 million outstanding under the credit facility to guarantee performance on certain customer projects. All of the letters of credit and bank guarantees outstanding at April 30, 2013 have expiration dates during fiscal year 2014.

On August 2, 2010, the Company entered into a $4 million seven-year term loan secured by the Company’s real property and equipment located in Statesville, North Carolina. Amounts outstanding under the term loan were as follows as of April 30:

$ in thousands	2013	2012
Term loan payable	$3,467	$3,667
Less: current portion	(200)	(200)

Long-term debt	$3,267	$3,467

The term loan requires monthly principal payments of $17,000, plus interest calculated at the 30-day LIBOR Market Index Rate plus 1.575%, with payment of the outstanding principal balance and any unpaid interest at the term loan maturity date. In June 2010, the Company entered into an interest rate swap agreement with a notional amount that is adjusted to match the outstanding principal on the related debt. Accordingly, the interest rate payable by the Company on the term loan was effectively converted to a fixed rate of 4.875% beginning August 2, 2010. Scheduled annual principal payments for the term loan are $200,000 for fiscal years 2014 through 2017 and $2,667,000 for fiscal year 2018.

On May 6, 2013, the Company entered into a new credit and security agreement that replaced and repaid the above credit facility and term loan. See Note 10 – Subsequent Event for additional information.

Note 4—Income Taxes

Income tax expense consisted of the following:

$ in thousands	2013	2012	2011
Current tax expense (benefit):
Federal	$941	$247	$300
State and local	184	63	124
Foreign	791	838	185

Total current tax expense	1,916	1,148	609

Deferred tax expense (benefit):
Federal	(346)	(338)	170
State and local	(24)	(12)	83
Foreign	(6)	(59)	2

Total deferred tax expense (benefit)	(376)	(409)	255

Net income tax expense	$1,540	$739	$864

The reasons for the differences between the above net income tax expense and the amounts computed by applying the statutory federal income tax rates to earnings before income taxes are as follows:

$ in thousands	2013	2012	2011
Income tax expense at statutory rate	$1,775	$863	$1,007
State and local taxes, net of federal income tax benefit (expense)	128	3	96
Tax credits (state, net of federal benefit)	(118)	(76)	(122)
Effects of differing US and foreign tax rates	(106)	(61)	(155)
(Decrease) increase in valuation allowance	(14)	73	—
Other items, net	(125)	(63)	38

Net income tax expense	$1,540	$739	$864

Significant items comprising deferred tax assets and liabilities as of April 30 were as follows:

$ in thousands	2013	2012
Deferred tax assets:
Accrued employee benefit expenses	$568	$480
Allowance for doubtful accounts	52	95
Deferred compensation	1,688	1,446
Tax credits	336	375
Unrecognized actuarial loss, defined benefit plans	4,309	4,146
Other	86	93

Total deferred tax assets	7,039	6,635

Deferred tax liabilities:
Book basis in excess of tax basis of property, plant and equipment	(1,953)	(2,166)
Prepaid pension	(2,260)	(2,180)
Other	128	153

Total deferred tax liabilities	(4,085)	(4,193)

Less: valuation allowance	(59)	(73)

Net deferred tax assets (liabilities)	$2,895	$2,369

Deferred tax assets classified in the balance sheet:
Current	$654	$713
Long-term	2,241	1,656

Net deferred tax assets (liabilities)	$2,895	$2,369

At April 30, 2013, the Company had federal tax credit carryforwards in the amount of $50,000 expiring beginning in 2020 and state tax credit carryforwards in the amount of $286,000, net of federal benefit, expiring beginning in 2014. After a review of the expiration schedule of the tax credits and future taxable income required to utilize such credits before their expiration, a valuation allowance of $59,000 and $73,000 was recorded at April 30, 2013 and 2012, respectively.

Note 5—Stock Options and Share-Based Compensation

The stockholders approved the 2010 Stock Option Plan for Directors (“2010 Plan”) in fiscal year 2011 which allows the Company to grant options on an aggregate of 100,000 shares of the Company’s common stock. Under this plan, each eligible director will be granted options to purchase 10,000 shares at the fair market value at the date of grant for a term of five years. These options will be exercisable in four equal installments, one-fourth becoming exercisable on the next August 1 following the date of grant, and one-fourth becoming exercisable on August 1 of each of the next three years. At April 30, 2013, there were 45,000 shares available for future grants under the 2010 Plan.

The stockholders approved the 2008 Key Employee Stock Option Plan (“2008 Plan”) in fiscal year 2009 which allows the Company to grant options on an aggregate of 300,000 shares of the Company’s common stock. This plan replaced the Company’s previous stock option plans, but certain unexercised options previously granted under the old plans remain outstanding. Under both plans, options were granted at not less than the fair market value at the date of grant and options are exercisable in such installments, for such terms (up to 10 years), and at such times, as the Board of Directors may determine at the time of the grant. At April 30, 2013, there were 80,300 shares available for future grants under the 2008 Plan.

The Company recorded stock-based compensation expense in accordance with ASC 718. In order to determine the fair value of stock options on the date of grant, the Company applied the Black-Scholes option pricing model. Inherent in the model are assumptions related to expected stock-price volatility, option life, risk-free interest rate, and dividend yield. For stock options granted during the fiscal years 2013, 2012 and 2011, the Company believes that its historical share option experience does not provide a reasonable basis upon which to estimate expected term. The stock options granted have the “plain-vanilla” characteristics as defined in SEC Staff Accounting Bulletin No. 107 (SAB 107). The Company utilized the Safe Harbor option “Simplified Method” to determine the expected term of these options in accordance with the guidance of SAB 107 for options granted. The Company intends to continue to utilize the “Simplified Method” for future grants in accordance with the guidance of SAB 110 until such time that the Company believes that its historical share option experience will provide a reasonable basis to estimate expected term. The fair value of the options granted as shown below was estimated using the Black-Scholes model with the following assumptions:

	2013	2012		2011
	2008 Plan	2008 Plan	2010 Plan	2008 Plan	2010 Plan
Options granted	40,000	45,000	10,000	56,400	80,000
Weighted average expected stock price volatility	51.18%	48.51%	29.92%	47.53%	57.63%
Expected option life	6.25 years	6.25 years	2.42 years	6.25 years	3.75 years
Average risk-free interest rate	1.35%	2.74%	0.90%	1.80%	0.95%
Average dividend yield	4.34%	3.48%	3.38%	2.95%	2.95%
Estimated fair value of each option	$3.86	$3.06	$1.53	$3.79	$3.83

The stock-based compensation expense is recorded over the vesting period (4 years) for the options granted, net of tax. The Company recorded $239,000, $261,000 and $225,000 of compensation expense and $93,000, $100,000 and $86,000 deferred income tax benefit in fiscal years 2013, 2012 and 2011, respectively. The remaining compensation expense of $373,000 and $145,000 deferred income tax benefit will be recorded over the remaining vesting periods.

The Company utilized treasury stock to satisfy stock options exercised during fiscal years 2013, 2012 and 2011. Stock option activity and weighted average exercise price is summarized as follows:

	2013		2012		2011
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	298,050	$11.60	279,800	$11.94	158,925	$12.86
Granted	40,000	11.78	55,000	8.90	136,400	10.64
Canceled	(15,750)	10.57	(22,250)	10.64	(1,675)	11.83
Exercised	(26,750)	9.86	(14,500)	9.39	(13,850)	9.71

Outstanding at end of year	295,550	$11.84	298,050	$11.60	279,800	$11.94

Exercisable at end of year	157,250	$12.91	126,425	$13.00	81,588	$12.86

The number of options outstanding, exercisable, and their weighted average exercise prices were within the following price ranges at April 30, 2013:

	Exercise Price Range
	$8.59-$12.66	$14.69-$14.90

Options outstanding	222,700	72,850
Weighted average exercise price	$10.87	$14.79
Weighted average remaining contractual life	6.58 years	4.84 years
Aggregate intrinsic value	$485,000	—

Options exercisable	84,400	72,850
Weighted average exercise price	$11.28	$14.79
Aggregate intrinsic value	$150,000	—

Note 6—Accumulated Other Comprehensive Income (Loss)

The Company’s other comprehensive income (loss) consists of unrealized gains and losses on the translation of the assets, liabilities, and equity of its foreign subsidiaries, changes in the fair value of its cash flow hedges, and additional minimum pension liability adjustments, net of income taxes. The before tax income (loss), related income tax effect, and accumulated balances are as follows:

$ in thousands	Cash Flow Hedge	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balance at April 30, 2010	(31)	17	(4,884)	(4,898)
Foreign currency translation adjustment	—	21	—	21
Change in fair value of cash flow hedges	(172)	—	—	(172)
Change in unrecognized actuarial loss on pension obligations	—	—	88	88
Income tax effect	65	—	(34)	31

Balance at April 30, 2011	(138)	38	(4,830)	(4,930)
Foreign currency translation adjustment	—	(466)	—	(466)
Change in fair value of cash flow hedges	(157)	—	—	(157)
Change in unrecognized actuarial loss on pension obligations	—	—	(2,753)	(2,753)
Income tax effect	59	—	1,071	1,130

Balance at April 30, 2012	(236)	(428)	(6,512)	(7,176)
Foreign currency translation adjustment	—	84	—	84
Change in fair value of cash flow hedges	34	—	—	34
Change in unrecognized actuarial loss on pension obligations	—	—	(419)	(419)
Income tax effect	(13)	—	163	150

Balance at April 30, 2013	$(215)	$(344)	$(6,768)	$(7,327)

Note 7—Commitments and Contingencies

The Company leases both its primary distribution facility and warehouse facility under non-cancelable operating leases. The Company also leases some of its machinery and equipment under non-cancelable operating leases. Most of these leases provide the Company with renewal and purchase options, and most leases of machinery and equipment have certain early cancellation rights. Rent expense for these operating leases was $2,288,000, $2,425,000 and $2,323,000 in fiscal years 2013, 2012 and 2011, respectively. Future minimum payments under the above non-cancelable lease arrangements for the years ending April 30 are as follows:

$ in thousands	Operating
2014	$1,832
2015	1,671
2016	1,298
2017	1,088
2018	825
Thereafter	570

Total minimum lease payments	$7,284

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

$ in thousands	2013	2012
Accumulated Benefit Obligation, April 30	$20,683	$19,061

Change in Projected Benefit Obligations
Projected benefit obligations, beginning of year	$19,061	$17,328
Interest cost	906	942
Actuarial loss	1,610	1,611
Actual benefits paid	(894)	(820)

Projected benefit obligations, end of year	20,683	19,061

Change in Plan Assets
Fair value of plan assets, beginning of year	14,007	14,979
Actual return (loss) on plan assets	1,302	(554)
Employer contributions	1,000	402
Actual benefits paid	(894)	(820)

Fair value of plan assets, end of year	15,415	14,007

Funded status – under	$(5,268)	$(5,054)

Amounts Recognized in the Consolidated Balance Sheets consist of:
Noncurrent assets	$—	$—
Noncurrent liabilities	(5,268)	(5,054)

Net amount recognized	$(5,268)	$(5,054)

Amounts recognized in accumulated other comprehensive income (loss) consist of:
Net actual loss	$11,078	$10,658
Deferred tax benefit	(4,310)	(4,146)

After-tax actuarial loss	$6,768	$6,512

Weighted-Average Assumptions Used to Determine Benefit Obligations at April 30
Discount rate	4.25%	4.75%
Rate of compensation increase	N/A	N/A

Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended April 30
Discount rate	4.75%	5.60%
Expected long-term return on plan assets	8.50%	8.75%
Rate of compensation increase	N/A	N/A

The components of the net periodic pension cost for each of the fiscal years ended April 30 are as follows:

$ in thousands	2013	2012	2011
Interest cost	$906	$942	$959
Expected return on plan assets	(1,213)	(1,306)	(1,155)
Recognition of net loss	1,102	717	687

Net periodic pension cost	$795	$353	$491

The estimated net actuarial loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the fiscal year 2014 is $1,138,000.

The Company’s funding policy is to contribute to the plans when pension laws and economics either require or encourage funding. Contributions of $1,000,000 and $402,000 were made to the plan in fiscal years 2013 and 2012, respectively. The Company anticipates that contributions in the amount of $370,000 will be made to the plans in fiscal year 2014.

The following benefit payments are expected to be paid from the benefit plans in the fiscal years ending April 30:

$ in thousands	Amount
2014	$1,050
2015	1,122
2016	1,199
2017	1,220
2018	1,266
2019-2023	6,684

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

The Company uses a Yield Curve technique methodology to determine its GAAP discount rate. Under this approach, future benefit payment cash flows are projected from the pension plan on a projected benefit obligation basis. The payment stream is discounted to a present value using an interest rate applicable to the timing of each respective cash flow. The graph of these time-dependent interest rates is known as a yield curve. The interest rates comprising the Yield Curve are determined through a statistical analysis performed by the IRS and issued each month in the form of a pension discount curve. For this purpose, the universe of possible bonds consists of a set of bonds which are designated as corporate, have high quality ratings (AAA, AA, or A) from nationally recognized statistical rating organizations, and have at least $250 million in par amount outstanding on at least one day during the reporting period. A 1% increase/decrease in the discount rate for fiscal years 2013 and 2012 would decrease/increase pension expense by approximately $166,000 and $152,000, respectively.

The Company uses a total return investment approach, whereby a mix of equities and fixed-income investments are used to attempt to maximize the long-term return on plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, as well as growth, value, and small and large capitalizations. The target allocations based on the Company’s investment policy were 70% in equity securities and 30% in fixed-income securities at both April 30, 2013 and April 30, 2012. A 1% increase/decrease in the expected return on assets for fiscal years 2013 and 2012 would decrease/increase pension expense by approximately $143,000 and $149,000, respectively.

Plan assets by asset categories as of April 30, 2013 and 2012 were as follows:

$ in thousands	2013		2012
Asset Category	Amount	%	Amount	%
Equity Securities	$7,754	50	$9,417	67
Fixed Income Securities	4,475	29	4,547	33
Cash and Cash Equivalents	3,186	21	43	—

Totals	$15,415	100	$14,007	100

The following tables present the fair value of the assets in our defined benefit pension plans at April 30, 2013 and 2012:

	2013

Asset Category	Level 1	Level 2	Level 3
Large Cap	$5,875	$—	$—
Small/Mid Cap	1,535	—	—
Emerging Markets	216	—	—
Real Estate/Commodities	128	—	—
Fixed Income	4,475	—	—
Cash and Cash Equivalents	3,186	—	—

Totals	$15,415	$—	$—

	2012

Asset Category	Level 1	Level 2	Level 3
Large Cap	$5,225	$—	$—
Small/Mid Cap	1,329	—	—
International	1,202	—	—
Emerging Markets	1,134	—	—
Real Estate/Commodities	527	—	—
Fixed Income	4,547	—	—
Cash and Cash Equivalents	43	—	—

Totals	$14,007	$—	$—

Level 1 retirement plan assets include United States currency held by a designated trustee and equity funds of common and preferred securities issued by domestic and foreign corporations. These equity funds are traded actively on exchanges and price quotes for these shares are readily available.

Defined Contribution Plan

The Company has a defined contribution plan covering substantially all salaried and hourly employees. The plan provides benefits to all employees who have attained age 21, completed three months of service, and who elect to participate. The plan provides that the Company make matching contributions equal to 100% of the employee’s qualifying contribution up to 3% of the employee’s compensation, and make matching contributions equal to 50% of the employee’s contributions between 3% and 5% of the employee’s compensation, resulting in a maximum employer contribution equal to 4% of the employee’s compensation. Additionally, the plan provides that the Company may elect to make a non-matching contribution for participants employed by the Company on December 31 of each year up to 1% of the participant’s qualifying compensation for that calendar year. The Company’s contributions to the plan in fiscal years 2013, 2012 and 2011 were $659,000, $664,000 and $847,000, respectively.

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

The following table shows revenues, earnings, and other financial information by business segment for each of the three years ended April 30:

$ in thousands	Domestic Operations	International Operations	Corporate	Total
Fiscal Year 2013
Revenues from external customers	$93,519	$23,602	$—	$117,121
Intersegment revenues	6,722	2,443	(9,165)	—
Depreciation	2,523	130	—	2,653
Operating earnings (loss) before income taxes	6,908	2,622	(4,309)	5,221
Income tax expense (benefit)	2,025	786	(1,271)	1,540
Net earnings attributable to noncontrolling interest	—	637	—	637
Net earnings (loss) attributable to Kewaunee Scientific Corporation	4,883	1,199	(3,038)	3,044
Segment assets	52,252	16,490	—	68,742
Expenditures for segment assets	2,314	91	—	2,405
Revenues (excluding intersegment) to customers in foreign countries	942	23,602	—	24,544

Fiscal Year 2012
Revenues from external customers	$83,971	$18,876	$—	$102,847
Intersegment revenues	5,290	3,051	(8,341)	—
Depreciation	2,513	151	—	2,664
Operating earnings (loss) before income taxes	3,400	2,472	(3,333)	2,539
Income tax expense (benefit)	1,349	779	(1,389)	739
Net earnings attributable to noncontrolling interest	—	769	—	769
Net earnings (loss) attributable to Kewaunee Scientific Corporation	2,051	924	(1,944)	1,031
Segment assets	49,373	13,988	—	63,361
Expenditures for segment assets	1,395	40	—	1,435
Revenues (excluding intersegment) to customers in foreign countries	1,717	18,876	—	20,593

Fiscal Year 2011
Revenues from external customers	$84,121	$15,882	$—	$100,003
Intersegment revenues	3,825	1,297	(5,122)	—
Depreciation	2,312	175	—	2,487
Operating earnings (loss) before income taxes	5,150	1,008	(3,196)	2,962
Income tax expense (benefit)	1,650	188	(974)	864
Net earnings attributable to noncontrolling interest	—	248	—	248
Net earnings (loss) attributable to Kewaunee Scientific Corporation	3,500	572	(2,222)	1,850
Segment assets	52,812	10,246	—	63,058
Expenditures for segment assets	5,070	177	—	5,247
Revenues (excluding intersegment) to customers in foreign countries	2,663	15,882	—	18,545

Note 10—Subsequent Event

On May 6, 2013, the Company entered into a new credit and security agreement (the “Loan Agreement”) with a new lender consisting of (1) a $20 million revolving credit facility which matures on May 1, 2016 (“Line of Credit”), (2) a term loan in the amount of $3,450,000 which matures on May 1, 2020 (“Term Loan A”) and (3) a term loan in the amount of $1,550,000 which matures on May 1, 2020 (“Term Loan B” and together with Term Loan A, the “Term Loans”). The Line of Credit provided funds to refinance all existing indebtedness to the Company’s current lender and for working capital and other general corporate purposes. In addition, it provides for the issuance of up to $4.7 million of letters of credit for our account. Indebtedness under the Line of Credit bears interest at a variable rate per annum equal to Daily One Month LIBOR plus 1.5% per annum. Payments are due under Term Loan A in consecutive equal monthly principal payments in the amount of $17,000 until August 1, 2017, and then in consecutive equal monthly principal payments in the amount of $79,000 each, commencing on September 1, 2017 and continuing on the first business day of each month thereafter until May 1, 2020, and at that time, all principal, accrued unpaid interest and other charges outstanding under Term Loan A shall be due and payable in full. The interest rate on Term Loan A, after consideration of interest rate swap agreements, is a fixed rate per annum equal to 4.875%, and effective August 1, 2017, such rate converts to a fixed rate per annum of 4.37%. Payments are due under the Term Loan B in consecutive equal monthly principal payments in the amount of $18,000 until May 1, 2020, and at that time, all principal, accrued unpaid interest and other charges outstanding under Term Loan B shall be due and payable in full. The interest rate on Term Loan B, after consideration of interest rate swap agreement, is a variable rate per annum equal to One Month LIBOR plus 1.575% per annum, and effective November 3, 2014, such rate converts to a fixed rate per annum of 3.07%.

On June 24, 2013, the Company entered into an Agreement (the “Agreement”) through one of its subsidiaries, to purchase the 49% minority ownership of its subsidiary, Kewaunee Labway Asia Pte. Ltd. (the “Subsidiary”) for a total purchase price of $3,550,000. The purchase price includes $1,800,000 representing the minority ownership share of the accumulated undistributed earnings of the Subsidiary reported as noncontrolling interest in the Company’s total equity shown in the Company’s consolidated balance sheet at April 30, 2013. The terms under the Agreement include payments of $1,775,000 at the date of the agreement, $887,500 on June 24, 2014 and $887,500 on June 24, 2015. The Subsidiary and its subsidiary in India, Kewanee Labway India Pvt. Ltd., serve as the Company’s principal sales and distribution organization for sales to international customers.

Note 11—Consolidated Quarterly Data (Unaudited)

Selected quarterly financial data for fiscal years 2013 and 2012 were as follows:

$ in thousands, except per share amounts	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2013
Net sales	$26,683	$31,185	$27,450	$31,803
Gross profit	5,243	5,227	5,009	6,779
Net earnings	688	807	782	1,404
Less: net earnings attributable to the noncontrolling interest	54	158	238	187
Net earnings attributable to Kewaunee Scientific Corporation	634	649	544	1,217

Net earnings per share attributable to Kewaunee Scientific Corporation
Basic	0.25	0.25	0.21	0.47
Diluted	0.25	0.25	0.21	0.46

Cash dividends per share	0.10	0.10	0.10	0.10

Fiscal Year 2012
Net sales	$26,321	$25,962	$21,574	$28,990
Gross profit	4,188	3,845	3,771	7,352
Net earnings (loss)	108	(156)	34	1,814
Less: net earnings (loss) attributable to the noncontrolling interest	86	(31)	156	558
Net earnings (loss) attributable to Kewaunee Scientific Corporation	22	(125)	(122)	1,256

Net earnings (loss) per share attributable to Kewaunee Scientific Corporation
Basic	0.01	(0.05)	(0.05)	0.49
Diluted	0.01	(0.05)	(0.05)	0.49

Cash dividends per share	0.10	0.10	0.10	0.10

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8, (No. 333-98963, No. 333-160276 and No. 333-176447) of Kewaunee Scientific Corporation of our report dated July 18, 2013 relating to the consolidated financial statements which report appears in this Form 10-K.

/s/ CHERRY BEKAERT LLP

Charlotte, North Carolina

July  18, 2013

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are intended to ensure that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 (the “Exchange Act”) is properly and timely recorded, processed, summarized, and reported. Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures as of April 30, 2013 pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to provide reasonable assurance that we are able to collect, process, record, and disclose, within the required time periods, the information we are required to disclose in the reports filed with the Securities and Exchange Commission. In designing disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives, and that management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Nevertheless, we believe that our disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, Management concluded the Company maintained effective internal control over financial reporting as of April 30, 2013.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a)	The information appearing in the sections entitled “Election of Directors” and “Meetings and Committees of the Board” included in our Proxy Statement for use in connection with our annual meeting of stockholders to be held on August 28, 2013 (the “Proxy Statement”) is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of our most recently completed fiscal year.

(b)	The names and ages of our executive officers as of July 8, 2013 and their business experience during the past five years are set forth below:

Executive Officers

Name	Age	Position
David M. Rausch	54	President and Chief Executive Officer
D. Michael Parker	61	Senior Vice President, Finance, Chief Financial Officer, Treasurer and Secretary
K. Bain Black	67	Vice President, Sales and Marketing, Healthcare and Technical Products
Dana L. Dahlgren	57	Vice President, Sales and Marketing, Laboratory Products
Elizabeth D. Phillips	36	Vice President, Human Resources
Kurt P. Rindoks	55	Vice President, Engineering and Product Development
Keith D. Smith	44	Vice President, Manufacturing
Sudhir K. (Steve) Vadehra	66	Vice President, International Operations

David M. Rausch has served as President and Chief Executive Officer since July 1, 2013. He joined the Company in March 1994 as Manager of Estimating and was promoted to Southeast Regional Sales Manager in December 1996, then to Director of Sales for Network Storage Systems products in May 2000. In August 2001, he was promoted to Project Sales Manager, and in this position, he also had direct management responsibility for the Estimating Department. Mr. Rausch was elected Vice President of Construction Services in June 2007. In June 2011, he was elected Senior Vice President of Construction Services and General Manager of the Laminate Furniture Division, and in March 2012, he was elected President and Chief Operating Officer.

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

The following table sets forth certain information as of April 30, 2013 with respect to compensation plans under which our equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by Security Holders:

2000 Key Employee Stock Option Plan	40,100	$14.88	—

2008 Key Employee Stock Option Plan	205,450	$11.55	80,300

2010 Stock Option Plan for Directors	50,000	$10.58	45,000

Equity Compensation Plans not approved by Security Holders:	—	—	—

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed or incorporated by reference as part of this Annual Report:

		Page

(a)(1)	Consolidated Financial Statements

	Report of Independent Registered Public Accounting Firm Cherry Bekaert LLP	15

	Consolidated Statements of Operations – Years ended April 30, 2013, 2012 and 2011	16

	Consolidated Statements of Comprehensive Income (Loss) – Years ended April 30, 2013, 2012 and 2011	17

	Consolidated Statements of Stockholders’ Equity – Years ended April 30, 2013, 2012 and 2011	18

	Consolidated Balance Sheets – April 30, 2013 and 2012	19

	Consolidated Statements of Cash Flows – Years ended April 30, 2013, 2012 and 2011	20

	Notes to Consolidated Financial Statements	21

	Consent of Independent Registered Public Accounting Firm	35

(a)(2)	Consolidated Financial Statement Schedules

	Financial statement schedules have been omitted because the information required has been separately disclosed in the consolidated financial statements or related notes.

(a)(3)	Exhibits

	Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which is attached hereto at pages 40 through 41 and which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEWAUNEE SCIENTIFIC CORPORATION

By:	/s/ David M. Rausch
David M. Rausch
President and Chief Executive Officer

Date: July 18, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

(i) Principal Executive Officer		)
)
/s/ David M. Rausch		)
David M. Rausch		)
President and Chief Executive Officer		)
)
(ii) Principal Financial and Accounting Officer		)
)
/s/ D. Michael Parker		)
D. Michael Parker		)
Senior Vice President, Finance		)
Chief Financial Officer,		)
Treasurer and Secretary		)
)
(iii) A majority of the Board of Directors:		)	July 18, 2013
)
)
/s/ John C. Campbell, Jr.	/s/ David S. Rhind	)
John C. Campbell, Jr.	David S. Rhind	)
)
)
/s/ Ross W. McCanless	/s/ John D. Russell	)
Ross W. McCanless	John D. Russell	)
)
)
/s/ Margaret B. Pyle	/s/ Donald F. Shaw	)
Margaret B. Pyle	Donald F. Shaw	)
)
)
/s/ David M. Rausch	/s/ William A. Shumaker	)
David M. Rausch	William A. Shumaker	)
)
)

KEWAUNEE SCIENTIFIC CORPORATION

Exhibit Index

			Page Number (or Reference)
3	Articles of incorporation and bylaws

	3.1	Restated Certificate of Incorporation (as amended)	(2)

	3.3	By-Laws (as amended as of July 1, 2013)	(18)

10	Material Contracts

	10.1*	Re-Established Retirement Plan for Salaried Employees of Kewaunee Scientific Corporation (as amended and restated effective as of May 1, 2012)	(16)

	10.2*	Re-Established Retirement Plan for Hourly Employees of Kewaunee Scientific Corporation (as amended and restated effective as of May 1, 2012)	(16)

	10.30*	Kewaunee Scientific Corporation Executive Severance Pay Policy	(5)

	10.34*	401(K) Incentive Savings Plan for Salaried and Hourly Employees of Kewaunee Scientific Corporation (as amended and restated effective September 1, 2009)	(9)

	10.34A*	First Amendment to the 401(K) Incentive Savings Plan for Salaried and Hourly Employees of Kewaunee Scientific Corporation, effective July 15, 2011.	(12)

	10.38*	Change of Control Employment Agreement restated as of December 4, 2008 between William A. Shumaker and the Company	(8)

	10.38A*	Change of Control Employment Agreement extension dated August 24, 2011 between William A. Shumaker and the Company	(13)

	10.39*	Change of Control Employment Agreement restated as of December 4, 2008 between D. Michael Parker and the Company	(8)

	10.39A*	Change of Control Employment Agreement extension dated August 24, 2011 between D. Michael Parker and the Company	(13)

	10.40*	Change of Control Employment Agreement restated as of December 4, 2008 between Dana L. Dahlgren and the Company	(8)

	10.40A*	Change of Control Employment Agreement extension dated August 24, 2011 between Dana L. Dahlgren and the Company	(13)

	10.41*	Change of Control Employment Agreement restated as of December 4, 2008 between Kurt P. Rindoks and the Company	(8)

	10.41A*	Change of Control Employment Agreement extension dated August 24, 2011 between Kurt P. Rindoks and the Company	(13)

	10.43*	Employment Letter Agreement dated as of August 2, 2004 between K. Bain Black and the Company	(4)

	10.44*	Change of Control Employment Agreement restated as of December 4, 2008 between Keith D. Smith and the Company	(8)

	10.44A*	Change of Control Employment Agreement extension dated August 24, 2011 between Keith D. Smith and the Company	(13)

	10.45*	Kewaunee Scientific Corporation 2000 Key Employee Stock Option Plan	(3)

	10.45A*	First Amendment to Kewaunee Scientific Corporation 2000 Key Employee Stock Option Plan	(6)

	10.45B*	Second Amendment to Kewaunee Scientific Corporation 2000 Key Employee Stock Option Plan	(8)

	10.46*	Change of Control Employment Agreement restated as of December 4, 2008 between David M. Rausch and the Company	(8)

		Page Number (or Reference)

10.46A*	Change of Control Employment Agreement extension dated August 24, 2011 between David M. Rausch and the Company	(13)

10.47*	Change of Control Employment Agreement restated as of December 4, 2008 between K. Bain Black and the Company	(8)

10.47A*	Change of Control Employment Agreement extension dated August 24, 2011 between K. Bain Black and the Company	(13)

10.51*	Kewaunee Scientific Corporation 2008 Key Employee Stock Option Plan	(7)

10.53*	Change of Control Employment Agreement restated as of December 4, 2008 between Elizabeth D. Phillips and the Company	(8)

10.53A*	Change of Control Employment Agreement extension dated August 24, 2011 between Elizabeth D. Phillips and the Company	(13)

10.57	Amended and Restated Loan and Security Agreement dated as of August 2, 2010 between Bank of America, N.A. and Kewaunee Scientific Corporation	(10)

10.57A	Amendment No. 1 to Amended and Restated Loan and Security Agreement dated as of August 25, 2011	(13)

10.57B	Amendment No. 2 to Amended and Restated Loan and Security Agreement dated August 3, 2012	(15)

10.58*	Kewaunee Scientific Corporation 2010 Stock Option Plan for Directors	(11)

10.60*	Fiscal Year 2013 Incentive Bonus Plan	(14)

10.61	Credit and Security Agreement dated as of May 6, 2013 between Wells Fargo Bank, National Association and Kewaunee Scientific Corporation including the forms of notes executed thereunder	(17)

10.61A	First Amendment to Credit and Security Agreement dated July 9, 2013	(19)

10.62*	Fiscal Year 2014 Incentive Bonus Plan	(18)

10.63*	Consulting Agreement dated June 24, 2013 between Sudhir K. Vadehra and the Company	(1)

10.64*	Consulting Agreement dated July 10, 2013 between William A. Shumaker and the Company	(1)

21.1	Subsidiaries of the Company	(9)

23.1	Consent dated July 18, 2013 of Cherry Bekaert LLP, Independent Registered Public Accounting Firm (incorporated by reference to page 35 of this Report on Form 10-K)	(1)

31.1	Certification of Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)	(1)

31.2	Certification of Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)	(1)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(1)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(1)

101.INS	XBRL Instance Document	(1)

101.SCH	XBRL Taxonomy Extension Schema Document	(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	(1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	(1)

*	The referenced exhibit is a management contract or compensatory plan, or arrangement.

(All other exhibits are either inapplicable or not required.)

Footnotes

(1)	Filed with this Form 10-K with the Securities and Exchange Commission.
(2)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 1985, and incorporated herein by reference.
(3)	Filed as Appendix A to the Kewaunee Scientific Corporation Proxy Statement for its Annual Meeting of Stockholders on August 23, 2000 (Commission File No. 0-5286) filed on July 20, 2000, and incorporated hereby by reference.
(4)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 2005, and incorporated herein by reference.
(5)	Filed as an exhibit to the Kewaunee Scientific Corporation Quarterly Report to the Securities and Exchange Commission on Form 10-Q (Commission File No. 0-5286) for the quarterly period ended October 31, 2005 and incorporated herein by reference.
(6)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 2008, and incorporated herein by reference.
(7)	Filed as Appendix A to the Kewaunee Scientific Corporation Proxy Statement for its Annual Meeting of Stockholders on August 27, 2008 (Commission File No. 0-5286) filed on July 21, 2008, and incorporated herein by reference.
(8)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 2009, and incorporated herein by reference.
(9)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 2010, and incorporated herein by reference.
(10)	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on August 4, 2010, and incorporated herein by reference.
(11)	Filed as Appendix A to the Kewaunee Scientific Corporation Proxy Statement for its Annual Meeting of Stockholders on August 25, 2010 (Commission File No. 0-5286) filed on July 23, 2010, and incorporated herein by reference.
(12)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 2011, and incorporated herein by reference.
(13)	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on August 30, 2011, and incorporated herein by reference.
(14)	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on June 29, 2012, and incorporated herein by reference.
(15)	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on August 27, 2012, and incorporated herein by reference.
(16)	Filed as an exhibit to the Kewaunee Scientific Corporation Quarterly Report to the Securities and Exchange Commission on Form 10-Q (Commission File No. 0-5286) for the quarterly period ended October 31, 2012 and incorporated herein by reference.
(17)	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on May 9, 2013, and incorporated herein by reference.
(18)	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on July 2, 2013, and incorporated herein by reference.
(19)	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on July 11, 2013, and incorporated herein by reference.