Form 10-Q
period 2013-07-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2013-09-13
CIK 55529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

or

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

As of September 9, 2013, the registrant had outstanding 2,604,830 shares of Common Stock.

KEWAUNEE SCIENTIFIC CORPORATION

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2013

i

Part 1. Financial Information

Item 1.	Financial Statements

Kewaunee Scientific Corporation

Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three months ended July 31
	2013	2012
Net Sales	$32,003	$26,683
Costs of products sold	25,427	21,440

Gross profit	6,576	5,243
Operating expenses	4,144	4,138

Operating earnings	2,432	1,105
Other income	80	68
Interest expense	(88)	(114)

Earnings before income taxes	2,424	1,059
Income tax expense	807	371

Net earnings	1,617	688
Less: net earnings attributable to the noncontrolling interest	30	54

Net earnings attributable to Kewaunee Scientific Corporation	$1,587	$634

Net earnings per share attributable to Kewaunee Scientific Corporation stockholders
Basic	$0.61	$0.25
Diluted	$0.61	$0.25

Weighted average number of common shares outstanding
Basic	2,596	2,581
Diluted	2,618	2,584

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three months ended July 31
	2013	2012
Net earnings	$1,617	$688

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(524)	(136)
Change in fair value of cash flow hedge	65	(12)

Other comprehensive income (loss)	(459)	(148)

Comprehensive income, net of tax	1,158	540

Less: comprehensive income attributable to the noncontrolling interest	30	54

Comprehensive income attributable to Kewaunee Scientific Corporation	$1,128	$486

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Statement of Stockholder’s Equity

(Unaudited)

(in thousands)

$ in thousands, except per share amounts	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at April 30, 2013	$6,550	$1,567	$(305)	$31,191	$(7,327)	$31,676

Purchase of noncontrolling interest (Note B)	—	—	—	(1,874)	—	(1,874)
Net earnings	—	—	—	1,587	—	1,587
Other comprehensive income (loss)	—	—	—	—	(459)	(459)
Cash dividends declared, $0.10 per share	—	—	—	(260)	—	(260)
Stock options exercised, 13,500 shares	—	(7)	150	—	—	143
Stock options granted, 10,000 shares	—	59	—	—	—	59
Purchase of treasury stock, 6,598 shares	—	—	(86)	—	—	(86)

Balance at July 31, 2013	$6,550	$1,619	$(241)	$30,644	$(7,786)	$30,786

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Balance Sheets

(in thousands)

	July 31, 2013	April 30, 2013
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$4,408	$5,811
Restricted cash	619	691
Receivables, less allowance	24,752	25,884
Inventories	12,334	13,203
Deferred income taxes	607	654
Prepaid expenses and other current assets	1,469	987

Total Current Assets	44,189	47,230

Property, plant and equipment, at cost	45,627	45,109
Accumulated depreciation	(30,632)	(30,011)

Net Property, Plant and Equipment	14,995	15,098

Deferred income taxes	2,323	2,241
Other	4,352	4,173

Total Other Assets	6,675	6,414

Total Assets	$65,859	$68,742

Liabilities and Equity
Current Liabilities:
Short-term borrowings and interest rate swap	$5,101	$6,997
Current portion of long-term debt	455	200
Accounts payable	8,234	10,406
Employee compensation and amounts withheld	1,861	2,076
Deferred revenue	648	488
Other accrued expenses	3,117	1,948

Total Current Liabilities	19,416	22,115

Long-term debt	4,508	3,267
Accrued pension and deferred compensation costs	10,037	9,667
Other non-current liabilities	888	—

Total Liabilities	34,849	35,049
Commitments and Contingencies
Equity:
Common Stock	6,550	6,550
Additional paid-in-capital	1,619	1,567
Retained earnings	30,644	31,191
Accumulated other comprehensive loss	(7,786)	(7,327)
Common stock in treasury, at cost	(241)	(305)

Total Kewaunee Scientific Corporation Stockholders’ Equity	30,786	31,676
Noncontrolling interest	224	2,017

Total Equity	31,010	33,693

Total Liabilities and Equity	$65,859	$68,742

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three months ended July 31
	2013	2012
Cash flows from operating activities:
Net earnings	$1,617	$688
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	631	658
Bad debt provision	29	25
Non-cash stock option expense	59	64
Provision for deferred income tax expense	(35)	(37)
Decrease in receivables	1,103	1,273
Decrease in inventories	869	43
(Decrease) increase in accounts payable and other accrued expenses	(2,105)	768
Increase (decrease) in deferred revenue	160	(456)
Other, net	(523)	(296)

Net cash provided by operating activities	1,805	2,730

Cash flows from investing activities:
Capital expenditures	(528)	(434)
Decrease in restricted cash	72	51

Net cash used in investing activities	(456)	(383)

Cash flows from financing activities:
Dividends paid	(260)	(258)
Decrease in short-term borrowings and interest rate swap	(1,896)	(315)
Proceeds from long-term debt	5,000	—
Payments on long-term debt	(3,504)	(50)
Payments on capital leases	—	(21)
Payment toward purchase of noncontrolling interest in subsidiary	(1,780)	—
Net proceeds from exercise of stock options (including tax benefit)	57	32

Net cash used in financing activities	(2,383)	(612)

Effect of exchange rate changes on cash	(369)	(203)

(Decrease) increase in cash and cash equivalents	(1,403)	1,532

Cash and cash equivalents, beginning of period	5,811	6,188

Cash and cash equivalents, end of period	$4,408	$7,720

Supplemental Disclosure of Cash Flow Information
Purchase of noncontrolling interest in subsidiary – other accrued expenses and other non-current liabilities	$1,775	$—

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

These interim consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of these financial statements and should be read in conjunction with the consolidated financial statements and notes included in the Company’s 2013 Annual Report to Stockholders. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. The consolidated balance sheet as of April 30, 2013 included in this interim period filing has been derived from the audited financial statements at that date, but does not include all of the information and related notes required by generally accepted accounting principles (GAAP) for complete financial statements.

The preparation of the interim consolidated financial statements requires management to make certain estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

B. Purchase of Noncontrolling Interest

During the three-month period ended July 31, 2013, the Company entered into an Agreement (the “Agreement”) whereby it purchased the 49% minority ownership of its subsidiary, Kewaunee Labway Asia Pte. Ltd. (the “Subsidiary”) for a total purchase price of $3,555,000. The purchase was recorded in the equity section of the consolidated balance sheet as a $1,874,000 reduction in retained earnings and a $1,681,000 reduction in noncontrolling interest. Pursuant to the terms of the Agreement, the Company paid cash of $1,780,000 to the minority stockholder and recorded other current liabilities of $887,500 and other noncurrent liabilities of $887,500. The Subsidiary and its subsidiary in India, Kewanee Labway India Pvt. Ltd., serve as the Company’s principal sales and distribution organization for sales to international customers.

C. Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the three month period. Diluted earnings per share reflects the assumed exercise and conversion of outstanding options under the Company’s stock option plans, except when options have an anti-dilutive effect. Options to purchase 72,850 and 237,675 shares were not included in the computation of diluted earnings per share for the three month periods ended July 31, 2013 and 2012, respectively, because the option exercise prices were greater than the average market price of the common shares at that date, and accordingly, such options would have an antidilutive effect.

D. Inventories

Inventories consisted of the following (in thousands):

	July 31, 2013	April 30, 2013
Finished products	$3,208	$4,052
Work in process	1,719	1,678
Raw materials	7,407	7,473

	$12,334	$13,203

For interim reporting, LIFO inventories are computed based on year-to-date quantities and interim changes in price levels. Changes in quantities and price levels are reflected in the interim consolidated financial statements in the period in which they occur.

E. Long-Term Debt and Other Credit Arrangements

On May 6, 2013, the Company entered into a new credit and security agreement (the “Loan Agreement”) with a new lender consisting of (1) a $20 million revolving credit facility which matures on May 1, 2016 (“Line of Credit”), (2) a term loan in the amount of $3,450,000 which matures on May 1, 2020 (“Term Loan A”) and (3) a term loan in the amount of $1,550,000 which matures on May 1, 2020 (“Term Loan B” and together with Term Loan A, the “Term Loans”). The Loan Agreement provided funds to refinance all existing indebtedness to the Company’s previous lender and for working capital and other general corporate purposes. In addition, it provides for the issuance of up to $4.7 million of letters of credit for our account. Indebtedness under the Line of Credit bears interest at a variable rate per annum equal to Daily One Month LIBOR plus 1.5% per annum. Payments are due under Term Loan A in consecutive equal monthly principal payments in the amount of $17,000 until August 1, 2017, and then in consecutive equal monthly principal payments in the amount of $79,000 each, commencing on September 1, 2017 and continuing on the first business day of each month thereafter until May 1, 2020, and at that time, all principal, accrued unpaid interest and other charges outstanding under Term Loan A shall be due and payable in full. The interest rate on Term Loan A, after consideration of interest rate swap agreements, is a fixed rate per annum equal to 4.875%, and effective August 1, 2017, such rate converts to a fixed rate per annum of 4.37%. Payments are due under Term Loan B in consecutive equal monthly principal payments in the amount of $18,000 until May 1, 2020, and at that time, all principal, accrued unpaid interest and other charges outstanding under Term Loan B shall be due and payable in full. The interest rate on Term Loan B, after consideration of interest rate swap agreement, is a variable rate per annum equal to Daily One Month LIBOR plus 1.575% per annum, and effective November 3, 2014, such rate converts to a fixed rate per annum of 3.07%.

The credit facility includes financial covenants with respect to certain ratios, including (a) debt-to-net worth, (b) fixed charge coverage, and (c) asset coverage. At July 31, 2013, the Company was in compliance with all of the financial covenants. At July 31, 2013, there were advances of $4,862,000 outstanding under the revolving credit line.

F. Segment Information

The following table provides financial information by business segments for the three months ended July 31, 2013 and 2012 (in thousands):

	Domestic Operations	International Operations	Corporate	Total
Three months ended July 31, 2013
Revenues from external customers	$27,073	$4,930	$—	$32,003
Intersegment revenues	1,404	486	(1,890)	—
Operating earnings (loss) before income taxes	3,182	557	(1,315)	2,424
Three months ended July 31, 2012
Revenues from external customers	$22,629	$4,054	$—	$26,683
Intersegment revenues	730	504	(1,234)	—
Operating earnings (loss) before income taxes	1,884	246	(1,071)	1,059

G. Defined Benefit Pension Plans

The Company has non-contributory defined benefit pension plans covering substantially all salaried and hourly employees. These plans were amended as of April 30, 2005, no further benefits have been, or will be, earned under the plans, subsequent to the amendment date, and no additional participants will be added to the plans. The Company did not make any contributions to the plans during the three months ended July 31, 2013 and July 31, 2012. The Company expects to make contributions in the amount of $300,000 to the plans in fiscal year 2014.

Pension expense consisted of the following (in thousands):

	Three months ended July 31, 2013	Three months ended July 31, 2012
Service cost	$-0-	$-0-
Interest cost	212	227
Expected return on plan assets	(317)	(302)
Recognition of net loss	283	275

Net periodic pension expense	$178	$200

H. Reclassifications

Certain 2012 amounts have been reclassified to conform with the 2013 presentation in the consolidated statements of cash flows. Such reclassifications had no impact on net earnings.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s 2013 Annual Report to Stockholders contains management’s discussion and analysis of financial condition and results of operations at and for the year ended April 30, 2013. The following discussion and analysis describes material changes in the Company’s financial condition since April 30, 2013. The analysis of results of operations compares the three months ended July 31, 2013 with the comparable period of the prior year.

Results of Operations

Sales for the three months ended July 31, 2013 were $32,003,000, an increase from sales of $26,683,000 in the comparable period of the prior year. Sales from Domestic Operations were $27,073,000, up from sales of $22,629,000 in the comparable period of the prior year. Domestic sales benefited from strong order activity from the Company’s dealer network and a strong backlog with customer ship dates during the quarter. Sales from International Operations were $4,930,000, up from sales of $4,054,000 in the comparable period of the prior year. International operations sales benefited from increased opportunities in the international markets and the favorable timing of several projects.

The order backlog was $71.1 million at July 31, 2013, as compared to $80.2 million at April 30, 2013 and $86.7 million at July 31, 2012. The lower order backlog reflects several factors, including the composition of the Domestic backlog, which continues to transition to a higher percentage of orders received through the Company’s dealer organization. These orders typically remain in the backlog for a shorter duration. The backlog also reflects the manufacturing and shipment of a large International project during the quarter that had been in the backlog for an extended period due to construction project delays.

The gross profit margin for the three months ended July 31, 2013 was 20.5% of sales, as compared to 19.6% of sales in the comparable period of the prior year. The increase in the gross profit margin was primarily due to lower operating costs and increased efficiencies associated with the higher manufacturing volumes.

Operating expenses for the three months ended July 31, 2013 were $4,144,000, or 12.9% of sales, as compared to $4,138,000, or 15.5% of sales, in the comparable period of the prior year. Expenses in the current year period were favorably impacted by cost savings initiatives, which substantially offset an increase of $199,000 in performance incentive programs expense and variable expenses associated with the increase in sales.

Interest expense was $88,000 for the three months ended July 31, 2013, as compared to $114,000 for the comparable period of the prior year. The decrease for the current year period resulted from lower borrowing levels.

Income tax expense of $807,000 was recorded for the three months ended July 31, 2013, as compared to income tax expense of $371,000 recorded for the comparable period of the prior year. The effective tax rate was 33.3% for the three months ended July 31, 2013, and was 35.0% for the comparable period of the prior year. The lower effective tax rate for the current year period resulted primarily from a higher ratio of pretax earnings in the current period attributable to subsidiaries located in geographic locations with lower income tax rates.

Noncontrolling interests related to the Company’s two subsidiaries that were not 100% owned by the Company reduced net earnings by $30,000 for the three months ended July 31, 2013, as compared to a reduction of $54,000 for the comparable period of the prior year. As discussed in Note B, during the quarter ended July 31, 2013, the Company purchased the 49% minority ownership of one of its subsidiaries. The purchase of the minority ownership and reduction of the noncontrolling interest had a favorable impact on net earnings of $140,000 for the three months ended July 31, 2013.

Net earnings were $1,587,000, or $0.61 per diluted share, for the three months ended July 31, 2013. This compares to net earnings of $634,000, or $0.25 per diluted share, for the comparable period of the prior year.

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

The Company had working capital of $24,773,000 at July 31, 2013 compared to $25,115,000 at April 30, 2013. The ratio of current assets to current liabilities was 2.3-to-1.0 at July 31, 2013 and 2.1-to-1.0 at April 30, 2013. At July 31, 2013, advances of $4,862,000 were outstanding under the Company’s $20 million bank revolving credit facility, as compared to advances of $6,653,000 outstanding as of April 30, 2013.

The Company’s operations provided cash of $1,805,000 during the three months ended July 31, 2013. Cash was primarily provided from earnings, a decrease in accounts receivable of $1,103,000, and a decrease in inventory of $869,000, partially offset by a decrease in accounts payable and other accrued expenses of $2,105,000. The Company’s operations provided cash of $2,730,000 during the three months ended July 31, 2012. Cash was primarily provided from earnings, a decrease in accounts receivable of $1,273,000, and an increase in accounts payable and other accrued expenses of $768,000.

During the three months ended July 31, 2013, net cash of $456,000 was used in investing activities, primarily for capital expenditures. This compares to $383,000 used for investing activities during the three months ended July 31, 2012.

The Company’s financing activities used cash of $2,383,000 during the three months ended July 31, 2013, primarily for payment of $1,780,000 toward the purchase of the noncontrolling interest in a subsidiary, for repayment of short-term borrowings of $1,896,000, and cash dividends of $260,000 paid to stockholders. This was partially offset by a net increase in long-term debt of $1,496,000 in conjunction with the replacement of the Company’s long-term loans with a new lender as discussed in Note E. The Company’s financing activities used cash of $612,000 during the three months ended July 31, 2012, primarily for repayment of short-term borrowings of $315,000 and cash dividends of $258,000 paid to stockholders.

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Certain statements in this report constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could significantly impact results or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, economic, competitive, governmental, and technological factors affecting the Company’s operations, customer changes to product designs, customer changes to delivery dates, markets, products, services, and prices, as well as prices for certain raw materials and energy. The cautionary statements made pursuant to the Reform Act herein and elsewhere by the Company should not be construed as exhaustive. The Company cannot always predict what factors would cause actual results to differ materially from those indicated by the forward-looking statements. In addition, readers are urged to consider statements that include the terms “believes”, “belief”, “expects”, “plans”, “objectives”, “anticipates”, “intends” or the like to be uncertain and forward-looking. Over time, the Company’s actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by the Company’s forward-looking statements, and such difference might be significant and harmful to stockholders’ interests. Many important factors that could cause such a difference are described under the caption “Risk Factors,” in Item 1A of the Company’s 2013 Annual Report on Form 10-K.

REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

A review of the interim consolidated financial information included in this Quarterly Report on Form 10-Q for each of the three month periods ended July 31, 2013 and July 31, 2012 has been performed by Cherry Bekaert LLP, the Company’s independent registered public accounting firm. Their report on the interim consolidated financial information follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have reviewed the accompanying consolidated balance sheet of Kewaunee Scientific Corporation and its subsidiaries (the “Company”) as of July 31, 2013, the related consolidated statements of operations, comprehensive income and cash flows for the three-month periods ended July 31, 2013 and 2012 and the related consolidated statement of stockholders’ equity for the three-month period ended July 31, 2013. These interim consolidated financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of April 30, 2013, and the related consolidated statements of operations, comprehensive income and stockholders’ equity, and cash flows for the year then ended (not presented herein) and in our report dated July 18, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of April 30, 2013 is fairly stated in all material respects in relation to the consolidated financial statement from which it has been derived.

/s/ Cherry Bekaert LLP
Charlotte, North Carolina

September 13, 2013

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures made on this matter in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2013.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of July 31, 2013. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of July 31, 2013, the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that all material information required to be filed in this quarterly report is made known to them by others within the Company and its subsidiaries.

(b) Changes in internal controls

There was no significant change in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.	Exhibits

3.1	Bylaws (As amended as of July 1, 2013)[1]

10.1	Credit and Security Agreement dated as of May 6, 2013 between Wells Fargo Bank, National Association and Kewaunee Scientific Corporation including the forms of notes executed thereunder.[2]

10.1A	First Amendment to Credit and Security Agreement dated July 9, 2013[3]

10.2*	Fiscal Year 2014 Incentive Bonus Plan[1]

10.3*	Consulting Agreement dated June 24, 2013 between Sudhir K. Vadehra and the Company[4]

10.4*	Consulting Agreement dated June 24, 2013 between William A. Shumaker and the Company[4]

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	The referenced exhibit is a management contract or compensatory plan, or arrangement.
[1]	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on July 2, 2013, and incorporated herein by reference.
[2]	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on May 9, 2013, and incorporated herein by reference.
[3]	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on July 11, 2013, and incorporated herein by reference.
[4]	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 2013 and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEWAUNEE SCIENTIFIC CORPORATION (Registrant)

Date: September 13, 2013	By	D. Michael Parker
D. Michael Parker (As duly authorized officer and Senior Vice President, Finance and Chief Financial Officer)