Form 10-Q
period 2013-10-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2013-12-13
CIK 55529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

or

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

As of December 9, 2013, the registrant had outstanding 2,615,498 shares of Common Stock.

KEWAUNEE SCIENTIFIC CORPORATION

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2013

i

Part 1. Financial Information

Item 1.	Financial Statements

Kewaunee Scientific Corporation

Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three months ended October 31		Six months ended October 31
	2013	2012	2013	2012
Net sales	$26,098	$31,185	$58,101	$57,868
Costs of products sold	21,205	25,958	46,632	47,398

Gross profit	4,893	5,227	11,469	10,470
Operating expenses	3,759	4,013	7,903	8,151

Operating earnings	1,134	1,214	3,566	2,319
Other income	90	108	170	176
Interest expense	(72)	(101)	(160)	(215)

Earnings before income taxes	1,152	1,221	3,576	2,280
Income tax expense	406	414	1,213	785

Net earnings	746	807	2,363	1,495
Less: net earnings attributable to the noncontrolling interest	21	158	51	212

Net earnings attributable to Kewaunee Scientific Corporation	$725	$649	$2,312	$1,283

Net earnings per share attributable to Kewaunee Scientific Corporation stockholders
Basic	$0.28	$0.25	$0.89	$0.50
Diluted	$0.28	$0.25	$0.89	$0.50

Weighted average number of common shares outstanding
Basic	2,606	2,587	2,601	2,584
Diluted	2,633	2,601	2,618	2,592

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three months ended October 31		Six months ended October 31
	2013	2012	2013	2012

Net earnings	$746	$807	$2,363	$1,495

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	91	111	(433)	(25)
Change in fair value of cash flow hedge	(23)	13	42	1

Other comprehensive income (loss)	68	124	(391)	(24)

Comprehensive income, net of tax	814	931	1,972	1,471
Less: comprehensive income attributable to the noncontrolling interest	21	158	51	212

Comprehensive income attributable to Kewaunee Scientific Corporation	$793	$773	$1,921	$1,259

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Statement of Stockholders’ Equity

(Unaudited)

(in thousands)

$ in thousands, except per share amounts	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at April 30, 2013	$6,550	$1,567	$(305)	$31,191	$(7,327)	$31,676

Purchase of noncontrolling interest (Note B)	—	—	—	(1,874)	—	(1,874)
Net earnings attributable to Kewaunee Scientific Corporation	—	—	—	2,312	—	2,312
Other comprehensive income (loss)	—	—	—	—	(391)	(391)
Cash dividends declared, $0.21 per share	—	—	—	(547)	—	(547)
Stock options exercised, 66,200 shares	—	(10)	(772)	—	—	(782)
Stock options granted, 46,600 shares	—	125	—	—	—	125
Purchase of treasury stock, 47,654 shares	—	—	841	—	—	841

Balance at October 31, 2013	$6,550	$1,682	$(236)	$31,082	$(7,718)	$31,360

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Balance Sheets

(in thousands)

	October 31, 2013	April 30, 2013
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$5,284	$5,811
Restricted cash	603	691
Receivables, less allowance	20,450	25,884
Inventories	13,174	13,203
Deferred income taxes	588	654
Prepaid expenses and other current assets	1,275	987

Total Current Assets	41,374	47,230

Property, plant and equipment, at cost	46,259	45,109
Accumulated depreciation	(31,221)	(30,011)

Net Property, Plant and Equipment	15,038	15,098

Deferred income taxes	2,349	2,241
Other	4,482	4,173

Total Other Assets	6,831	6,414

Total Assets	$63,243	$68,742

Liabilities and Equity
Current Liabilities:
Short-term borrowings and interest rate swap	$2,719	$6,997
Current portion of long-term debt	421	200
Accounts payable	8,247	10,406
Employee compensation and amounts withheld	1,963	2,076
Deferred revenue	68	488
Other accrued expenses	2,909	1,948

Total Current Liabilities	16,327	22,115

Long-term debt	4,403	3,267
Accrued pension and deferred compensation costs	10,060	9,667
Other non-current liabilities	888	—

Total Liabilities	31,678	35,049
Commitments and Contingencies
Equity:
Common Stock	6,550	6,550
Additional paid-in-capital	1,682	1,567
Retained earnings	31,082	31,191
Accumulated other comprehensive loss	(7,718)	(7,327)
Common stock in treasury, at cost	(236)	(305)

Total Kewaunee Scientific Corporation Stockholders’ Equity	31,360	31,676
Noncontrolling interest	205	2,017

Total Equity	31,565	33,693

Total Liabilities and Equity	$63,243	$68,742

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six months ended October 31
	2013	2012
Cash flows from operating activities:
Net earnings	$2,363	$1,495
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	1,248	1,317
Bad debt provision	71	23
Non-cash stock option expense	125	121
Provision for deferred income tax expense	(42)	(96)
Decrease (increase) in receivables	5,363	(1,337)
Decrease (increase) in inventories	29	(664)
(Decrease) increase in accounts payable and other accrued expenses	(2,198)	3,348
Decrease in deferred revenue	(420)	(607)
Other, net	(343)	(1,346)

Net cash provided by operating activities	6,196	2,254

Cash flows from investing activities:
Capital expenditures	(1,188)	(729)
Decrease in restricted cash	88	65

Net cash used in investing activities	(1,100)	(664)

Cash flows from financing activities:
Dividends paid	(547)	(517)
Dividends paid to noncontrolling interest in subsidiaries	(38)	(139)
Decrease in short-term borrowings and interest rate swap	(4,278)	(1,122)
Proceeds from long-term debt	5,000	—
Payments on long-term debt	(3,643)	(100)
Payments on capital leases	—	(36)
Payment toward purchase of noncontrolling interest in subsidiary	(1,780)	—
Net proceeds from exercise of stock options (including tax benefit)	59	67

Net cash used in financing activities	(5,227)	(1,847)

Effect of exchange rate changes on cash	(396)	(53)

Decrease in cash and cash equivalents	(527)	(310)

Cash and cash equivalents, beginning of period	5,811	6,188

Cash and cash equivalents, end of period	$5,284	$5,878

Supplemental Disclosure of Cash Flow Information
Purchase of noncontrolling interest in subsidiary – Other accrued expenses and other non-current liabilities	$1,775	$—

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Notes to Consolidated Financial Statements

(unaudited)

A. Financial Information

The unaudited interim consolidated financial statements of Kewaunee Scientific Corporation (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These interim consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of these financial statements and should be read in conjunction with the consolidated financial statements and notes included in the Company’s 2013 Annual Report to Stockholders. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. The condensed consolidated balance sheet as of April 30, 2013 included in this interim period filing has been derived from the audited financial statements at that date, but does not include all of the information and related notes required by generally accepted accounting principles (GAAP) for complete financial statements.

The preparation of the interim consolidated financial statements requires management to make certain estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

B. Purchase of Noncontrolling Interest

On June 24, 2013, the Company entered into an Agreement (the “Agreement”) whereby it purchased the 49% minority ownership of its subsidiary, Kewaunee Labway Asia Pte. Ltd. (the “Subsidiary”) for a total purchase price of $3,555,000. The purchase was recorded in the equity section of the consolidated balance sheet as a $1,874,000 reduction in retained earnings and a $1,681,000 reduction in noncontrolling interest. Pursuant to the terms of the Agreement, the Company paid cash of $1,780,000 to the minority stockholder and recorded the balance as other current liabilities of $887,500 and other noncurrent liabilities of $887,500. The Subsidiary and its subsidiary in India, Kewanee Labway India Pvt. Ltd., serve as the Company’s principal sales and distribution organization for sales to international customers.

C. Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the three and six month periods. Diluted earnings per share reflects the assumed exercise and conversion of outstanding options under the Company’s stock option plans, except when options have an anti-dilutive effect. Options to purchase 48,050 shares were not included in the computation of diluted earnings per share for the three and six month periods ended October 31, 2013, because the option exercise prices were greater than the average market price of the common shares at that date, and accordingly, such options would have an antidilutive effect. Options to purchase 158,400 shares were not included in the computation of diluted earnings per share for the three and six month periods ended October 31, 2012, because the effect would be anti-dilutive.

D. Inventories

Inventories consisted of the following (in thousands):

	October 31, 2013	April 30, 2013

Finished products	$3,318	$4,052
Work in process	1,764	1,678
Raw materials	8,092	7,473

	$13,174	$13,203

For interim reporting, LIFO inventories are computed based on year-to-date quantities and interim changes in price levels. Changes in quantities and price levels are reflected in the interim consolidated financial statements in the period in which they occur.

E. Long-Term Debt and Other Credit Arrangements

On May 6, 2013, the Company entered into a new credit and security agreement (the “Loan Agreement”) with a new lender consisting of (1) a $20 million revolving credit facility which matures on May 1, 2016 (“Line of Credit”), (2) a term loan in the amount of $3,450,000 which matures on May 1, 2020 (“Term Loan A”) and (3) a term loan in the amount of $1,550,000 which matures on May 1, 2020 (“Term Loan B” and together with Term Loan A, the “Term Loans”). The Loan Agreement provided funds to refinance all existing indebtedness to the Company’s previous lender and for working capital and other general corporate purposes. In addition, it provides for the issuance of up to $4.7 million of letters of credit for our account. Indebtedness under the Line of Credit bears interest at a variable rate per annum equal to Daily One Month LIBOR plus 1.5% per annum. Payments are due under Term Loan A in consecutive equal monthly principal payments in the amount of $17,000 until August 1, 2017, and then in consecutive equal monthly principal payments in the amount of $79,000 each, commencing on September 1, 2017 and continuing on the first business day of each month thereafter until May 1, 2020, and at that time, all principal, accrued unpaid interest and other charges outstanding under Term Loan A shall be due and payable in full. The interest rate on Term Loan A, after consideration of interest rate swap agreements, is a fixed rate per annum equal to 4.875%, and effective August 1, 2017, such rate converts to a fixed rate per annum of 4.37%. Payments are due under Term Loan B in consecutive equal monthly principal payments in the amount of $18,000 until May 1, 2020, and at that time, all principal, accrued unpaid interest and other charges outstanding under Term Loan B shall be due and payable in full. The interest rate on Term Loan B, after consideration of the interest rate swap agreement, is a variable rate per annum equal to Daily One Month LIBOR plus 1.575% per annum, and effective November 3, 2014, such rate converts to a fixed rate per annum of 3.07%.

The credit facility includes financial covenants with respect to certain ratios, including (a) debt-to-net worth, (b) fixed charge coverage, and (c) asset coverage. At October 31, 2013, the Company was in compliance with all of the financial covenants. At October 31, 2013, there were advances of $2,475,000 outstanding under the revolving credit line.

F. Segment Information

The following table provides financial information by business segments for the three and six months ended October 31, 2013 and 2012 (in thousands):

	Domestic Operations	International Operations	Corporate	Total

Three months ended October 31, 2013
Revenues from external customers	$22,061	$4,037	$—	$26,098
Intersegment revenues	532	762	(1,294)	—
Earnings (loss) before income taxes	1,382	584	(814)	1,152
Three months ended October 31, 2012
Revenues from external customers	$25,683	$5,502	$—	$31,185
Intersegment revenues	688	918	(1,606)	—
Earnings (loss) before income taxes	1,438	784	(1,001)	1,221

	Domestic Operations	International Operations	Corporate	Total

Six months ended October 31, 2013
Revenues from external customers	$49,134	$8,967	$—	$58,101
Intersegment revenues	1,936	1,248	(3,184)	—
Earnings (loss) before income taxes	4,564	1,141	(2,129)	3,576
Six months ended October 31, 2012
Revenues from external customers	$48,312	$9,556	$—	$57,868
Intersegment revenues	1,418	1,422	(2,840)	—
Earnings (loss) before income taxes	3,322	1,030	(2,072)	2,280

G. Defined Benefit Pension Plans

The Company has non-contributory defined benefit pension plans covering substantially all salaried and hourly employees. These plans were amended as of April 30, 2005, no further benefits have been, or will be, earned under the plans, subsequent to the amendment date, and no additional participants will be added to the plans. Contributions of $300,000 were paid to the plans during the six months ended October 31, 2013, and the Company does not expect any contributions to be paid to the plans during the remainder of the fiscal year. Contributions of $1,000,000 were made during the six months ended October 31, 2012.

Pension expense consisted of the following (in thousands):

	Three months ended October 31, 2013	Three months ended October 31, 2012

Service cost	$-0-	$-0-
Interest cost	217	226
Expected return on plan assets	(324)	(305)
Recognition of net loss	288	276

Net periodic pension expense	$181	$197

	Six months ended October 31, 2013	Six months ended October 31, 2012

Service cost	$-0-	$-0-
Interest cost	429	453
Expected return on plan assets	(641)	(607)
Recognition of net loss	571	551

Net periodic pension expense	$359	$397

H. Reclassifications

Certain 2012 amounts have been reclassified to conform with the 2013 presentation in the consolidated statements of cash flows. Such reclassifications had no impact on net earnings.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s 2013 Annual Report to Stockholders contains management’s discussion and analysis of financial condition and results of operations as of and for the year ended April 30, 2013. The following discussion and analysis describes material changes in the Company’s financial condition since April 30, 2013. The analysis of results of operations compares the three and six months ended October 31, 2013 with the comparable periods of the prior year.

Results of Operations

Sales for the three months ended October 31, 2013 were $26,098,000, a decrease of 16% from sales of $31,185,000 in the comparable period of the prior year. Sales from Domestic Operations were $22,061,000, down from $25,683,000 in the comparable period of the prior year. A substantial portion of the decline in domestic sales was anticipated as part of the previously reported strategy underway by the Company to sell more laboratory projects through its dealer network, with the Company providing the manufactured products and the dealers providing the project management, installation, and other services. Sales from International Operations were $4,037,000, down from $5,502,000 in the comparable period of the prior year. International Operations sales in the comparable quarter of the prior year were increased by the shipments of several large international projects during that quarter.

Sales for the six months ended October 31, 2013 were $58,101,000, up slightly from sales of $57,868,000 in the same period last year. Domestic Operations sales were $49,134,000, up from sales of $48,312,000 in the same period last year. Domestic Operations sales benefited from strong order activity in the first quarter from the Company’s dealer network. International Operation sales were $8,967,000, down from sales of $9,556,000 in the same period last year. The decrease in International Operations sales was primarily due to shipments of several large international projects during the comparable period of the prior year.

The order backlog was $69.5 million at October 31, 2013, as compared to $71.1 million at July 31, 2013 and $90.8 million at October 31, 2012. Fewer laboratory construction projects of all sizes, public and private, were available in the domestic laboratory market during the quarter, as customers appeared hesitant to move forward on projects because of ongoing economic and political uncertainty. A decline in the domestic orders backlog was substantially offset by an increase in the international orders backlog, as the Company continued to see good project opportunities in its international markets.

The gross profit margin for the three months ended October 31, 2013 was 18.7% of sales, as compared to 16.8% of sales in the comparable quarter of the prior year. The gross profit margin for the six months ended October 31, 2013 was 19.7% of sales, as compared to 18.1% of sales in the comparable period of the prior year. The increase in the gross profit margin percentages for the current year periods was primarily due to a more favorable product mix and reduced manufacturing and overhead costs.

Operating expenses for the three months ended October 31, 2013 were $3,759,000, or 14.4% of sales, as compared to $4,013,000, or 12.9% of sales, in the comparable period of the prior year. Operating expenses for the six months ended October 31, 2013 were $7,903,000, or 13.6% of sales, as compared to $8,151,000, or 14.1% of sales in the comparable period of the prior year. Operating expenses in the three and six month periods ended October 31, 2013 were favorably impacted by decreases of $275,000 and $188,000 in salaries, compensation and benefits, respectively.

Interest expense was $72,000 and $160,000 for the three and six months ended October 31, 2013, respectively, as compared to $101,000 and $215,000 for the comparable periods of the prior year. The decreases for the current year periods resulted from lower borrowing levels.

Income tax expense of $406,000 was recorded for the three months ended October 31, 2013, as compared to income tax expense of $414,000 recorded for the comparable period of the prior year. An income tax expense of $1,213,000 was recorded for the six months ended October 31, 2013, as compared to an income tax expense of $785,000 recorded for the comparable period of the prior year. The effective tax rates were 35.2% and 33.9% for the three months ended October 31, 2013 and 2012, respectively. The effective tax rates were 33.9% and 34.4% for the six months ended October 31, 2013 and 2012, respectively. The differences between the effective tax rates in each of these periods resulted primarily from varying ratios of pretax earnings attributable to subsidiaries located in geographic locations with lower income tax rates.

Noncontrolling interests related to the Company’s subsidiaries that are not 100% owned by the Company reduced net earnings by $21,000 for the three months ended October 31, 2013, as compared to $158,000 for the comparable period of the prior year. Net earnings were reduced by $51,000 and $212,000 for the six months ended October 31, 2013 and 2012, respectively. As discussed in Note B, on June 24, 2013, the Company purchased the 49% minority interest of one of its subsidiaries. The purchase of the minority ownership had a favorable impact on net earnings, reducing the noncontrolling interest by $91,000 and $231,000 for the three and six months ended October 31, 2013, respectively.

Net earnings of $725,000, or $0.28 per diluted share, were reported for the three months ended October 31, 2013, compared to a net earnings of $649,000, or $0.25 per diluted share, in the prior year period. Net earnings of $2,312,000, or $0.89 per diluted share, were reported for the six months ended October 31, 2013, compared to net earnings of $1,283,000, or $0.50 per diluted share, for the same period last year.

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

The Company had working capital of $25,047,000 at October 31, 2013, compared to $25,115,000 at April 30, 2013. The ratio of current assets to current liabilities was 2.5-to-1.0 at October 31, 2013, compared to 2.1-to-1.0 at April 30, 2013. At October 31, 2013, advances of $2,475,000 were outstanding under the Company’s bank revolving credit facility, as compared to advances of $6,653,000 outstanding as of April 30, 2013. Total bank borrowings were $7,543,000 at October 31, 2013, as compared to $10,464,000 at April 30, 2013.

The Company’s operations provided cash of $6,196,000 during the six months ended October 31, 2013, with cash primarily provided from earnings and a decrease in accounts receivable of $5,363,000, partially offset by a decrease in accounts payable and accrued expenses of $2,198,000. The Company’s operations provided cash of $2,254,000 during the six months ended October 31, 2012. Cash was primarily provided from earnings and an increase in accounts payable and other accrued expenses of $3,348,000, which was partially offset by an increase in accounts receivable of $1,337,000.

During the six months ended October 31, 2013, net cash of $1,100,000 was used in investing activities, primarily for capital expenditures. This compares to the use of $664,000 for investing activities in the comparable period of the prior year for capital expenditures of $729,000, offset by a decrease in restricted cash of $65,000.

The Company’s financing activities used cash of $5,227,000 during the six months ended October 31, 2013 for payment of $1,780,000 toward the purchase of the noncontrolling interest in a subsidiary, repayment of short-term borrowings of $4,278,000, cash dividends of $547,000 paid to stockholders, and cash dividends of $38,000 paid to minority interest holders. This was partially offset by a net increase in long-term debt of $1,357,000 in conjunction with the replacement of the Company’s long-term loans with a new lender as discussed in Note E. The Company’s financing activities used cash of $1,847,000 during the six months ended October 31, 2012, primarily for repayment of short-term borrowings of $1,122,000, cash dividends of $517,000 paid to stockholders, and cash dividends of $139,000 paid to minority interest holders.

Outlook

The Company’s ability to predict future demand for its products continues to be limited given its role as subcontractor or supplier to dealers for subcontractors. Demand for the Company’s products is also dependent upon the number of laboratory construction projects planned and/or current progress in projects already under construction. The Company’s earnings are also impacted by increased costs of raw materials, including stainless steel, wood, and epoxy resin, and whether the Company is able to increase product prices to customers in amounts that correspond to such increases without materially and adversely affecting sales. Additionally, since prices are normally quoted on a firm basis in the industry, the Company bears the burden of possible increases in labor and material costs between the quotation of an order and delivery of a product. The Company is also unable to predict the timing and strength of the global economic recovery and its short-term and long-term impact on the Company’s operations and the markets in which it competes. Looking forward to the second half of fiscal year 2014, the Company expects the domestic laboratory furniture marketplace will continue to be challenging due to the uncertainty in the economy and the resulting softening in demand for the Company’s products.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This report contains statements that the Company believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report, including statements regarding the Company’s future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “predict,” “believe” and similar words, expressions and variations of these words and expressions are intended to identify forward-looking statements. All forward-looking statements are subject to important factors, risks, uncertainties and assumptions, including industry and economic conditions that could cause actual results to differ materially from those described in the forward-looking statements. Such factors, risks, uncertainties and assumptions include, but are not limited to, competitive and general economic conditions, both domestically and internationally; changes in customer demands; dependence on customers’ required delivery schedules; risks related to fluctuations in the Company’s operating results from quarter to quarter; risks related to international operations, including foreign currency fluctuations; changes in the legal and regulatory environment; changes in raw materials and commodity costs; and acts of terrorism, war, governmental action, natural disasters and other Force Majeure events. Many important factors that could cause such a difference are described under the caption, “Risk Factors,” in Item 1A in the Company’s 2013 Annual Report on Form 10-K. These forward-looking statements speak only as of the date of this document. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

A review of the interim consolidated financial information included in this Quarterly Report on Form 10-Q for each of the three and six month periods ended October 31, 2013 and October 31, 2012 has been performed by Cherry Bekaert LLP, the Company’s independent registered public accounting firm. Their report on the interim consolidated financial information follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have reviewed the accompanying consolidated balance sheet of Kewaunee Scientific Corporation and its subsidiaries (the “Company”) as of October 31, 2013, the related consolidated statements of operations, and comprehensive income for the three-month and six-month periods ended October 31, 2013 and 2012, the related consolidated statement of stockholders’ equity for the six-month period ended October 31, 2013, and the related consolidated statements of cash flows for the six-month periods ended October 31, 2013 and 2012. These interim consolidated financial statements are the responsibility of the Company’s management.

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

December 12, 2013

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures made on this matter in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2013.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 31, 2013. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of October 31, 2013, the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that all material information required to be filed in this quarterly report is made known to them by others within the Company and its subsidiaries.

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

KEWAUNEE SCIENTIFIC CORPORATION (Registrant)

Date: December 13, 2013	By	/s/ D. Michael Parker
D. Michael Parker (As duly authorized officer and Senior Vice President, Finance and Chief Financial Officer)