Form 10-Q
period 2014-01-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2014-03-14
CIK 55529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

or

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

As of March 10, 2014, the registrant had outstanding 2,616,553 shares of Common Stock.

KEWAUNEE SCIENTIFIC CORPORATION

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2014

i

Part 1. Financial Information

Item 1.	Financial Statements

Kewaunee Scientific Corporation

Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three months ended January 31		Nine months ended January 31
	2014	2013	2014	2013
Net sales	$26,013	$27,450	$84,114	$85,318
Costs of products sold	21,302	22,441	67,934	69,839

Gross profit	4,711	5,009	16,180	15,479
Operating expenses	3,773	4,054	11,676	12,205

Operating earnings	938	955	4,504	3,274
Other income	95	84	265	260
Interest expense	(116)	(80)	(276)	(295)

Earnings before income taxes	917	959	4,493	3,239
Income tax expense	292	177	1,505	962

Net earnings	625	782	2,988	2,277
Less: net earnings attributable to the noncontrolling interest	21	238	72	450

Net earnings attributable to Kewaunee Scientific Corporation	$604	$544	$2,916	$1,827

Net earnings per share attributable to Kewaunee Scientific Corporation stockholders
Basic	$0.23	$0.21	$1.12	$0.71
Diluted	$0.22	$0.21	$1.11	$0.71
Weighted average number of common shares outstanding
Basic	2,615	2,590	2,606	2,586
Diluted	2,645	2,604	2,627	2,596

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three months ended January 31		Nine months ended January 31
	2014	2013	2014	2013
Net earnings	$625	$782	$2,988	$2,277

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(133)	71	(566)	46
Change in fair value of cash flow hedge	28	24	70	25

Other comprehensive income (loss)	(105)	95	(496)	71

Comprehensive income, net of tax	520	877	2,492	2,348
Less: comprehensive income attributable to the noncontrolling interest	21	238	72	450

Comprehensive income attributable to Kewaunee Scientific Corporation	$499	$639	$2,420	$1,898

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Statement of Stockholders’ Equity

(Unaudited)

(in thousands)

$ in thousands, except per share amounts	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at April 30, 2013	$6,550	$1,567	$(305)	$31,191	$(7,327)	$31,676
Purchase of noncontrolling interest (Note B)	—	—	—	(1,874)	—	(1,874)
Net earnings attributable to Kewaunee Scientific Corporation	—	—	—	2,916	—	2,916
Other comprehensive income (loss)	—	—	—	—	(496)	(496)
Cash dividends declared, $0.32 per share	—	—	—	(834)	—	(834)
Stock options exercised, 93,300 shares	—	(188)	1,405	—	—	1,217
Stock options granted, 46,600 shares	—	186	—	—	—	186
Purchase of treasury stock, 69,773 shares	—	—	(1,158)	—	—	(1,158)

Balance at January 31, 2014	$6,550	$1,565	$(58)	$31,399	$(7,823)	$31,633

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Balance Sheets

(in thousands)

	January 31, 2014	April 30, 2013
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$6,658	$5,811
Restricted cash	677	691
Receivables, less allowance	21,970	25,884
Inventories	12,507	13,203
Deferred income taxes	601	654
Prepaid expenses and other current assets	1,010	987

Total Current Assets	43,423	47,230
Property, plant and equipment, at cost	46,684	45,109
Accumulated depreciation	(31,818)	(30,011)

Net Property, Plant and Equipment	14,866	15,098
Deferred income taxes	2,374	2,241
Other	4,300	4,173

Total Other Assets	6,674	6,414

Total Assets	$64,963	$68,742

Liabilities and Equity
Current Liabilities:
Short-term borrowings and interest rate swap	$4,169	$6,997
Current portion of long-term debt	421	200
Accounts payable	8,926	10,406
Employee compensation and amounts withheld	1,620	2,076
Deferred revenue	171	488
Other accrued expenses	2,644	1,948

Total Current Liabilities	17,951	22,115
Long-term debt	4,298	3,267
Accrued pension and deferred compensation costs	9,973	9,667
Other non-current liabilities	888	—

Total Liabilities	33,110	35,049
Commitments and Contingencies
Equity:
Common Stock	6,550	6,550
Additional paid-in-capital	1,565	1,567
Retained earnings	31,399	31,191
Accumulated other comprehensive loss	(7,823)	(7,327)
Common stock in treasury, at cost	(58)	(305)

Total Kewaunee Scientific Corporation Stockholders’ Equity	31,633	31,676
Noncontrolling interest	220	2,017

Total Equity	31,853	33,693

Total Liabilities and Equity	$64,963	$68,742

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine months ended January 31
	2014	2013
Cash flows from operating activities:
Net earnings	$2,988	$2,277
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	1,846	1,994
Bad debt provision	109	(8)
Non-cash stock option expense	186	180
Provision (benefit) for deferred income tax expense	(80)	(105)
Decrease in receivables	3,805	3,188
Decrease (increase) in inventories	696	(1,128)
(Decrease) increase in accounts payable and other accrued expenses	(2,127)	157
Decrease in deferred revenue	(317)	(423)
Other, net	126	(804)

Net cash provided by operating activities	7,232	5,328
Cash flows from investing activities:
Capital expenditures	(1,614)	(1,538)
Decrease in restricted cash	14	12

Net cash used in investing activities	(1,600)	(1,526)
Cash flows from financing activities:
Dividends paid	(834)	(784)
Dividends paid to noncontrolling interest in subsidiaries	(38)	(744)
Decrease in short-term borrowings and interest rate swap	(2,828)	(4,109)
Proceeds from long-term debt	5,000	—
Payments on long-term debt	(3,748)	(150)
Payments on capital leases	—	(36)
Payment toward purchase of noncontrolling interest in subsidiary	(1,780)	—
Net proceeds from exercise of stock options (including tax benefit)	59	94

Net cash used in financing activities	(4,169)	(5,729)
Effect of exchange rate changes on cash	(616)	(59)

Increase (decrease) in cash and cash equivalents	847	(1,986)
Cash and cash equivalents, beginning of period	5,811	6,188

Cash and cash equivalents, end of period	$6,658	$4,202

Supplemental Disclosure of Cash Flow Information
Purchase of noncontrolling interest in subsidiary – Other accrued expenses and other non-current liabilities	$1,775	$—

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

B. Purchase of Noncontrolling Interest

On June 24, 2013, the Company entered into an Agreement (the “Agreement”) whereby it purchased the 49% minority ownership of its subsidiary, Kewaunee Labway Asia Pte. Ltd. (the “Subsidiary”) for a total purchase price of $3,555,000. The purchase was recorded in the equity section of the consolidated balance sheet as a $1,874,000 reduction in retained earnings and a $1,681,000 reduction in noncontrolling interest. Pursuant to the terms of the Agreement, the Company paid cash of $1,780,000 to the minority stockholder and recorded the balance as other accrued expenses of $887,500 and other non-current liabilities of $887,500. The Subsidiary and its subsidiary in India, Kewanee Labway India Pvt. Ltd., serve as the Company’s principal sales and distribution organization for sales to international customers.

C. Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the three and nine month periods. Diluted earnings per share reflects the assumed exercise and conversion of outstanding options under the Company’s stock option plans, except when options have an anti-dilutive effect. Options to purchase 36,600 shares were not included in the computation of diluted earnings per share for the three and nine month periods ended January 31, 2014, because the option exercise prices were greater than the average market price of the common shares at that date, and accordingly, such options would have an antidilutive effect. Options to purchase 118,400 shares were not included in the computation of diluted earnings per share for the three and nine month periods ended January 31, 2013, because the effect would be anti-dilutive.

D. Inventories

Inventories consisted of the following (in thousands):

	January 31, 2014	April 30, 2013
Finished products	$3,258	$4,052
Work in process	1,263	1,678
Raw materials	7,986	7,473

	$12,507	$13,203

For interim reporting, LIFO inventories are computed based on year-to-date quantities and interim changes in price levels. Changes in quantities and price levels are reflected in the interim consolidated financial statements in the period in which they occur.

E. Long-Term Debt and Other Credit Arrangements

On May 6, 2013, the Company entered into a new credit and security agreement (the “Loan Agreement”) with a new lender consisting of (1) a $20 million revolving credit facility which matures on May 1, 2016 (“Line of Credit”), (2) a term loan in the amount of $3,450,000 which matures on May 1, 2020 (“Term Loan A”) and (3) a term loan in the amount of $1,550,000 which matures on May 1, 2020 (“Term Loan B” and together with Term Loan A, the “Term Loans”). The Loan Agreement provided funds to refinance all existing indebtedness to the Company’s previous lender and for working capital and other general corporate purposes. In addition, it provides for the issuance of up to $4.7 million of letters of credit for our account. Indebtedness under the Line of Credit bears interest at a variable rate per annum equal to Daily One Month LIBOR plus 1.5% per annum. Payments are due under Term Loan A in consecutive equal monthly principal payments in the amount of $17,000 until August 1, 2017, and then in consecutive equal monthly principal payments in the amount of $79,000 each, commencing on September 1, 2017 and continuing on the first business day of each month thereafter until May 1, 2020, and at that time, all principal, accrued unpaid interest and other charges outstanding under Term Loan A shall be due and payable in full. The interest rate on Term Loan A, after consideration of related interest rate swap agreements, is a fixed rate per annum equal to 4.875%, and effective August 1, 2017, such rate converts to a fixed rate per annum of 4.37%. Payments are due under Term Loan B in consecutive equal monthly principal payments in the amount of $18,000 until May 1, 2020, and at that time, all principal, accrued unpaid interest and other charges outstanding under Term Loan B shall be due and payable in full. The interest rate on Term Loan B, after consideration of the related interest rate swap agreement, is a variable rate per annum equal to Daily One Month LIBOR plus 1.575% per annum, and effective November 3, 2014, such rate converts to a fixed rate per annum of 3.07%.

The credit facility includes financial covenants with respect to certain ratios, including (a) debt-to-net worth, (b) fixed charge coverage, and (c) asset coverage. At January 31, 2014, the Company was in compliance with all of the financial covenants. At January 31, 2014, there were advances of $3,938,000 outstanding under the revolving credit line.

F. Segment Information

The following table provides financial information by business segments for the three and nine months ended January 31, 2014 and 2013 (in thousands):

	Domestic Operations	International Operations	Corporate	Total
Three months ended January 31, 2014
Revenues from external customers	$21,544	$4,469	$—	$26,013
Intersegment revenues	214	456	(670)	—
Earnings (loss) before income taxes	1,227	678	(988)	917
Three months ended January 31, 2013
Revenues from external customers	$20,445	$7,005	$—	$27,450
Intersegment revenues	2,415	454	(2,869)	—
Earnings (loss) before income taxes	1,009	992	(1,042)	959

	Domestic Operations	International Operations	Corporate	Total
Nine months ended January 31, 2014
Revenues from external customers	$70,678	$13,436	$—	$84,114
Intersegment revenues	2,150	1,704	(3,854)	—
Earnings (loss) before income taxes	5,791	1,819	(3,117)	4,493
Nine months ended January 31, 2013
Revenues from external customers	$68,757	$16,561	$—	$85,318
Intersegment revenues	3,833	1,876	(5,709)	—
Earnings (loss) before income taxes	4,331	2,022	(3,114)	3,239

G. Defined Benefit Pension Plans

The Company has non-contributory defined benefit pension plans covering substantially all salaried and hourly employees. These plans were amended as of April 30, 2005, no further benefits have been, or will be, earned under the plans subsequent to the amendment date, and no additional participants will be added to the plans. Contributions of $300,000 were paid to the plans during the nine months ended January 31, 2014, and the Company does not expect any contributions to be paid to the plans during the remainder of the fiscal year. Contributions of $1,000,000 were made during the nine months ended January 31, 2013.

Pension expense consisted of the following (in thousands):

	Three months ended January 31, 2014	Three months ended January 31, 2013
Service cost	$-0-	$-0-
Interest cost	214	226
Expected return on plan assets	(321)	(303)
Recognition of net loss	286	276

Net periodic pension expense	$179	$199

	Nine months ended January 31, 2014	Nine months ended January 31, 2013
Service cost	$-0-	$-0-
Interest cost	643	679
Expected return on plan assets	(962)	(910)
Recognition of net loss	857	827

Net periodic pension expense	$538	$596

H. Reclassifications

Certain 2013 amounts have been reclassified to conform with the 2014 presentation in the consolidated statements of cash flows. Such reclassifications had no impact on net earnings.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s 2013 Annual Report to Stockholders contains management’s discussion and analysis of financial condition and results of operations as of and for the year ended April 30, 2013. The following discussion and analysis describes material changes in the Company’s financial condition since April 30, 2013. The analysis of results of operations compares the three and nine months ended January 31, 2014 with the comparable periods of the prior year.

Results of Operations

Sales for the three months ended January 31, 2014 were $26,013,000, a decrease of 5.2% from sales of $27,450,000 in the comparable period of the prior year. Sales from Domestic Operations were $21,544,000, up from $20,445,000 in the comparable period of the prior year. Domestic sales benefited from the shipment of several large orders received by the Company in earlier periods. The domestic laboratory construction marketplace continued to be challenging during the quarter, as few project opportunities were available of all sizes, public and private. Sales from International Operations were $4,469,000, down from unusually strong sales of $7,005,000 in the comparable period of the prior year. However, incoming international orders were well above the third quarter of the prior year, as the Company successfully took advantage of a growing number of project opportunities in Asia and the Middle East.

Sales for the nine months ended January 31, 2014 were $84,114,000, a decrease of 1.4% from sales of $85,318,000 in the same period last year. Domestic Operations sales were $70,678,000, up from sales of $68,757,000 in the same period last year. Domestic Operations sales benefited from strong order activity in the first quarter from the Company’s dealer network. International Operation sales were $13,436,000, down from sales of $16,561,000 in the same period last year. The decrease in International Operations sales was primarily due to unusually strong international sales in the third quarter of the prior year.

The order backlog was $69.8 million at January 31, 2014, as compared to $69.5 million at October 31, 2013 and $84.5 million at January 31, 2013. International orders in the backlog increased during the quarter, offsetting a decline in domestic orders.

The gross profit margin for the three months ended January 31, 2014 was 18.1% of sales, as compared to 18.2% of sales in the comparable quarter of the prior year. The gross profit margin for the nine months ended January 31, 2014 was 19.2% of sales, as compared to 18.1% of sales in the comparable period of the prior year. The increase in the gross profit margin percentage for the nine months of the current year was primarily due to the combination of a more favorable product mix and reduced manufacturing and overhead costs.

Operating expenses for the three months ended January 31, 2014 were $3,773,000, or 14.5% of sales, as compared to $4,054,000, or 14.8% of sales, in the comparable period of the prior year. Operating expenses for the three months benefitted from a decrease of $260,000 in operating expenses for the Company’s Asian subsidiaries and a decrease of $146,000 in administrative salaries and incentive compensation, partially offset by an increase of $174,000 in sales and marketing expenses. Operating expenses for the nine months ended January 31, 2014 were $11,676,000, or 13.9% of sales, as compared to $12,205,000, or 14.3% of sales in the comparable period of the prior year. Operating expenses for the nine months benefited from a decrease of $426,000 in operating expenses for the Company’s Asian subsidiaries and a decrease of $310,000 in administrative salaries and incentive compensation, partially offset by an increase of $189,000 in sales and marketing expenses.

Interest expense was $116,000 and $276,000 for the three and nine months ended January 31, 2014, respectively, as compared to $80,000 and $295,000 for the comparable periods of the prior year. The higher interest expense in the current quarter resulted from higher borrowing levels, while the lower interest expense for the nine months resulted from lower borrowing levels in the first six months of the current year.

Income tax expense of $292,000 was recorded for the three months ended January 31, 2014, as compared to income tax expense of $177,000 recorded for the comparable period of the prior year. Income tax expense of $1,505,000 was recorded for the nine months ended January 31, 2014, as compared to an income tax expense of $962,000 recorded for the comparable period of the prior year. The effective tax rates were 31.8% and 18.5% for the three months ended January 31, 2014 and 2013, respectively. The effective tax rates were 33.5% and 29.7% for the nine months ended January 31, 2014 and 2013, respectively. The effective rates of the prior year periods were favorably impacted by tax rates for the Company’s international subsidiaries and the impact of state and federal tax credits. Additionally, the rates for the third quarter of the prior year, and to a lesser extent the nine months of the prior year, were favorably impacted by the January 2013 reinstated federal research and development (R&D) tax credit retroactive to 2012.

Noncontrolling interests related to the Company’s subsidiaries that are not 100% owned by the Company reduced net earnings by $21,000 for the three months ended January 31, 2014, as compared to $238,000 for the comparable period of the prior year. Net earnings were reduced by $72,000 and $450,000 for the nine months ended January 31, 2014 and 2013, respectively. As discussed in Note B to this Form 10-Q, on June 24, 2013, the Company purchased the 49% minority interest of one of its subsidiaries. The purchase of the minority ownership had a favorable impact on net earnings, reducing the noncontrolling interest by $120,000 and $351,000 for the three and nine months ended January 31, 2014, respectively.

Net earnings of $604,000, or $0.22 per diluted share, were reported for the three months ended January 31, 2014, compared to a net earnings of $544,000, or $0.21 per diluted share, in the prior year period. Net earnings of $2,916,000, or $1.11 per diluted share, were reported for the nine months ended January 31, 2014, compared to net earnings of $1,827,000, or $0.71 per diluted share, for the same period last year.

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

The Company had working capital of $25,472,000 at January 31, 2014, compared to $25,115,000 at April 30, 2013. The ratio of current assets to current liabilities was 2.4-to-1.0 at January 31, 2014, compared to 2.1-to-1.0 at April 30, 2013. At January 31, 2014, advances of $3,938,000 were outstanding under the Company’s bank revolving credit facility, as compared to advances of $6,653,000 outstanding as of April 30, 2013. Total bank borrowings were $8,888,000 at January 31, 2014, as compared to $10,464,000 at April 30, 2013.

The Company’s operations provided cash of $7,232,000 during the nine months ended January 31, 2014, with cash primarily provided from earnings and a decrease in accounts receivable of $3,805,000, partially offset by a decrease in accounts payable and other accrued expenses of $2,127,000. The Company’s operations provided cash of $5,328,000 during the nine months ended January 31, 2013. Cash was primarily provided from earnings and a decrease in accounts receivable of $3,188,000, partially offset by an increase in inventories of $1,128,000.

During the nine months ended January 31, 2014, net cash of $1,600,000 was used in investing activities, primarily for capital expenditures. This compares to the use of $1,526,000 for investing activities in the comparable period of the prior year, primarily for capital expenditures.

The Company’s financing activities used cash of $4,169,000 during the nine months ended January 31, 2014 for payment of $1,780,000 toward the purchase of the noncontrolling interest in a subsidiary, repayment of short-term borrowings of $2,828,000, cash dividends of $834,000 paid to stockholders, and cash dividends of $38,000 paid to minority interest holders. This was partially offset by a net increase in long-term debt of $1,252,000 in conjunction with the replacement of the Company’s long-term loans with a new lender as discussed in Note E to the consolidated financial statements contained in this Form 10-Q. The Company’s financing activities used cash of $5,729,000 during the nine months ended January 31, 2013, primarily for repayment of short-term borrowings of $4,109,000, cash dividends of $784,000 paid to stockholders, and cash dividends of $744,000 paid to minority interest holders.

Outlook

The Company’s ability to predict future demand for its products continues to be limited given its role as subcontractor or supplier to dealers for subcontractors. Demand for the Company’s products is also dependent upon the number of laboratory construction projects planned and/or current progress in projects already under construction. The Company’s earnings are also impacted by increased costs of raw materials, including stainless steel, wood, and epoxy resin, and whether the Company is able to increase product prices to customers in amounts that correspond to such increases without materially and adversely affecting sales. Additionally, since prices are normally quoted on a firm basis in the industry, the Company bears the burden of possible increases in labor and material costs between the quotation of an order and delivery of a product. The Company is also unable to predict the timing and strength of the global economic recovery and its short-term and long-term impact on the Company’s operations and the markets in which it competes. Looking forward to the fourth quarter of fiscal year 2014, the Company expects the financial results for the quarter will likely be in line with the past several quarters, as the domestic laboratory furniture marketplace is expected to continue to be challenging.

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

REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

A review of the interim consolidated financial information included in this Quarterly Report on Form 10-Q for each of the three and nine month periods ended January 31, 2014 and January 31, 2013 has been performed by Cherry Bekaert LLP, the Company’s independent registered public accounting firm. Their report on the interim consolidated financial information follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have reviewed the accompanying consolidated balance sheet of Kewaunee Scientific Corporation and its subsidiaries (the “Company”) as of January 31, 2014, the related consolidated statements of operations, and comprehensive income for the three-month and nine-month periods ended January 31, 2014 and 2013, the related consolidated statement of stockholders’ equity for the nine-month period ended January 31, 2014, and the related consolidated statements of cash flows for the nine-month periods ended January 31, 2014 and 2013. These interim consolidated financial statements are the responsibility of the Company’s management.

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

March 14, 2014

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures made on this matter in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2013.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of January 31, 2014. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of January 31, 2014, the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that all material information required to be filed in this quarterly report is made known to them by others within the Company and its subsidiaries.

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

KEWAUNEE SCIENTIFIC CORPORATION (Registrant)

Date: March 14, 2014	By	/s/ D. Michael Parker
D. Michael Parker (As duly authorized officer and Senior Vice President, Finance and Chief Financial Officer)