Form 10-K
period 2014-04-30
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2014-07-18
CIK 55529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2014 or

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of shares of voting stock held by non-affiliates of the registrant was approximately $39,915,849 based on the last reported sale price of the registrant’s Common Stock on October 31, 2013, the last business day of the registrant’s most recently completed second fiscal quarter. Only shares beneficially owned by directors of the registrant (excluding shares subject to options) and each person owning more than 10% of the outstanding Common Stock of the registrant were excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of July 10, 2014, the registrant had outstanding 2,622,897 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: Those portions of the Company’s proxy statement for use in connection with Kewaunee Scientific Corporation’s annual meeting of stockholders to be held on August 27, 2014, indicated in this report are incorporated by reference into Part III hereof.

PART I

Item 1. Business

GENERAL

Kewaunee Scientific Corporation was founded in 1906, incorporated in Michigan in 1941, became publicly-held in 1968, and was reincorporated in Delaware in 1970. Our principal business is the design, manufacture, and installation of laboratory, healthcare, and technical furniture products. Laboratory furniture products include both steel and wood cabinetry, fume hoods, adaptable modular systems, moveable workstations, biological safety cabinets, and epoxy resin worksurfaces and sinks. Healthcare furniture products include laminate casework, storage systems, and related products for healthcare applications. Technical furniture products include column systems, slotted-post systems, pedestal systems, and stand-alone benches.

Our products are sold primarily through purchase orders and contracts submitted by customers through our dealers and commissioned agents and a national distributor, as well as through competitive bids submitted by us and our subsidiaries in Singapore, India and China. Products are sold principally to pharmaceutical, biotechnology, industrial, chemical and commercial research laboratories, educational institutions, healthcare institutions, governmental entities, manufacturing facilities and users of networking furniture. We consider the markets in which we compete to be highly competitive, with a significant amount of the business involving competitive public bidding.

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

Our business is not generally cyclical, although sales are sometimes lower during our third quarter because of slower construction activity in certain areas of the country during the winter months. Our business is not dependent on any one or a few customers. However, sales to our national stocking distributor represented approximately 9%, 11% and 12% of net sales in each of fiscal years 2014, 2013 and 2012, respectively, and revenue for two of the Company’s domestic dealers represented in the aggregate approximately 24%, 14% and 2% of the Company’s total sales in fiscal years 2014, 2013, and 2012, respectively.

Our order backlog at April 30, 2014 was $89.0 million, as compared to $80.2 million at April 30, 2013 and $86.2 million at April 30, 2012. Based on scheduled shipment dates and past experience, we estimate that more than 70 percent of our order backlog at April 30, 2014 will be shipped during fiscal year 2015. However, it may reasonably be expected that delays in shipments will occur because of customer rescheduling or delay in completion of projects which involve the installation of our products.

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

RESEARCH AND DEVELOPMENT

The amount spent and expensed by us during the fiscal year ended April 30, 2014 on research and development activities related to new or redesigned products was $842,000. The amounts spent for similar purposes in the fiscal years ended April 30, 2013 and 2012 were $872,000 and $941,000, respectively.

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

EMPLOYEES

At April 30, 2014, we had 483 domestic and 136 international full-time employees.

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

This and other public reports may contain forward-looking statements based on current expectations, assumptions, estimates and projections about us and our industry. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those forward-looking statements as a result of many factors, including those more fully described below and elsewhere in our public reports. We do not undertake to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

We have substantial sales to our national stocking distributor and two of our domestic dealers. The combined sales to these three customers accounted for approximately 33% of our net sales in fiscal year 2014. Loss of all or a part of our sales to a large customer would have a material effect on our revenues and profits.

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

We are subject to other risks that might also cause our actual results to vary materially from our forecasts, targets, or projections, including:

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

Item 2. Properties

We own and operate three adjacent manufacturing facilities in Statesville, North Carolina. These facilities also house our corporate offices, as well as sales and marketing, administration, engineering and drafting personnel. These facilities together comprise approximately 413,000 square feet and are located on approximately 20 acres of land. In addition, at April 30, 2014, we leased our primary distribution facility and other warehouse facilities totaling 251,000 square feet in Statesville, North Carolina. In Bangalore, India we also lease and operate a manufacturing facility comprising 55,000 square feet, a warehouse facility comprising 11,000 square feet and a facility comprising 7,000 square feet that houses sales and administrative offices. In Suzhou, China we also lease and operate a facility totaling 11,000 square feet. We believe our facilities are suitable for their respective uses and are adequate for our current needs.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014
High	$13.83	$17.80	$18.40	$17.02
Low	$11.08	$13.34	$14.81	$15.87
Close	$13.40	$17.36	$16.54	$16.82

2013
High	$13.45	$13.40	$12.96	$13.18
Low	$7.90	$11.03	$11.00	$12.27
Close	$11.85	$11.25	$12.37	$13.05

As of July 10, 2014, we estimate there were approximately 1,000 holders of our common shares, of which 175 were stockholders of record. We paid cash dividends per share of $0.44 for fiscal years 2014, and $0.40 for fiscal years 2013 and 2012, respectively. We expect to pay dividends in the future in line with our actual and anticipated future operating results.

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

	Years Ended April 30
$ and shares in thousands, except per share amounts	2014	2013	2012	2011	2010
OPERATING STATEMENT DATA:
Net sales	$111,166	$117,121	$102,847	$100,003	$99,093
Costs of products sold	89,134	94,863	83,691	80,719	77,690

Gross profit	22,032	22,258	19,156	19,284	21,403
Operating expenses	16,068	16,981	16,443	16,127	15,576

Operating earnings	5,964	5,277	2,713	3,157	5,827
Other income	395	306	271	4	1
Interest expense	(373)	(362)	(445)	(199)	(157)

Earnings before income taxes	5,896	5,221	2,539	2,962	5,671
Income tax expense	1,983	1,540	739	864	1,921

Net earnings	4,003	3,681	1,800	2,098	3,750
Less: net earnings attributable to noncontrolling interest	108	637	769	248	178

Net earnings attributable to Kewaunee Scientific Corporation	$3,895	$3,044	$1,031	$1,850	$3,572

Weighted average shares outstanding:
Basic	2,608	2,587	2,579	2,575	2,564
Diluted	2,634	2,600	2,580	2,585	2,575

PER SHARE DATA:
Net earnings attributable to Kewaunee Scientific Corporation
Basic	$1.49	$1.18	$0.40	$0.72	$1.39
Diluted	$1.48	$1.17	$0.40	$0.72	$1.39
Cash dividends	$0.44	$0.40	$0.40	$0.40	$0.38
Year-end book value	$12.97	$12.22	$11.44	$12.21	$11.83

	As of April 30
$ in thousands	2014	2013	2012	2011	2010
BALANCE SHEET DATA:
Current assets	$43,353	$47,230	$42,823	$42,379	$38,582
Current liabilities	16,163	22,115	19,465	20,264	18,497
Net working capital	27,190	25,115	23,358	22,115	20,085
Net property, plant and equipment	14,570	15,098	15,346	16,575	13,815
Total assets	62,717	68,742	63,361	63,058	56,621
Total borrowings/long-term debt	7,763	10,464	10,519	10,574	5,073
Kewaunee Scientific Corporation Stockholders’ equity	$33,959	$31,676	$29,511	$31,491	$30,433

OTHER DATA:
Capital expenditures	$2,021	$2,405	$1,435	$5,247	$4,239
Year-end stockholders of record	175	180	198	206	208
Year-end employees (domestic)	483	456	440	475	462

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this document constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). All statements other than statements of historical fact included in this Annual Report, including statements regarding the Company’s future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “predict,” “believe” and similar words, expressions and variations of these words and expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to known and unknown risks, uncertainties, assumptions, and other important factors that could significantly impact results or achievements expressed or implied by such forward-looking statements. Such factors, risks, uncertainties and assumptions include, but are not limited to, competitive and general economic conditions, both domestically and internationally; changes in customer demands; technological changes in our operations or in our industry; dependence on customers’ required delivery schedules; risks related to fluctuations in the Company’s operating results from quarter to quarter; risks related to international operations, including foreign currency fluctuations; changes in the legal and regulatory environment; changes in raw materials and commodity costs; and acts of terrorism, war, governmental action, natural disasters and other Force Majeure events. The cautionary statements made pursuant to the Reform Act herein and elsewhere by us should not be construed as exhaustive. We cannot always predict what factors would cause actual results to differ materially from those indicated by the forward-looking statements. Over time, our actual results, performance, or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and harmful to our stockholders’ interest. Many important factors that could cause such a difference are described under the caption “Risk Factors,” in Item 1A of this Annual Report, which you should review carefully.

MANAGEMENT’S DISCUSSION AND ANALYSIS

INTRODUCTION

Kewaunee Scientific Corporation is a recognized leader in the design, manufacture and installation of laboratory, healthcare and technical furniture products. The Company’s corporate headquarters are located in Statesville, North Carolina. The Company’s manufacturing facilities are located in Statesville and Bangalore, India. The Company has subsidiaries in Singapore, India and China that serve the Asian and Middle East markets. Kewaunee Scientific’s website is located at www.kewaunee.com.

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

RESULTS OF OPERATIONS

Sales for fiscal year 2014 were $111.2 million, a decrease of 5% from fiscal year 2013 sales of $117.1 million. Domestic Operations sales for fiscal year 2014 were $91.8 million, a decrease of 2% from fiscal year 2013 sales of $93.5 million. The decrease in domestic sales was due to the Company’s successful strategy to improve product mix and margins by selling more laboratory projects through its dealer network (instead of directly to the customer), with the Company only providing manufactured products and the dealers providing related project management, installation, and other service activities. International Operations sales for fiscal year 2014 were $19.4 million, a decrease of 18% from fiscal year 2013 sales of $23.6 million. The decrease in international sales was due to a delay in the required ship date for a large order. Sales for fiscal year 2013 were $117.1 million, an increase of 13.9% from fiscal year 2012 sales of $102.8 million. Domestic Operations sales for fiscal year 2013 were $93.5 million, an increase of 11.4% from fiscal year 2012 sales of $84.0 million. The increase in Domestic Operations sales was due to increased activity for mid-sized projects and several large direct projects. International Operations sales for fiscal year 2013 were $23.6 million, an increase of 25% from fiscal year 2012 sales of $18.9 million. The increase in International Operations sales was due to the shipment of several large international orders.

Our order backlog was $89.0 million at April 30, 2014, as compared to $80.2 million at April 30, 2013 and $86.2 million at April 30, 2012.

Gross profit represented 19.8%, 19.0% and 18.6% of sales in fiscal years 2014, 2013 and 2012, respectively. The increase in gross profit margin for fiscal year 2014 was primarily due to a more favorable product sales mix. The increase in gross profit margin for fiscal year 2013 was primarily due to cost savings initiatives and a more favorable product mix.

Operating expenses were $16.1 million, $17.0 million and $16.4 million in fiscal years 2014, 2013 and 2012, respectively, and 14.5%, 14.5% and 16.0% of sales, respectively. The decrease in operating expenses in fiscal year 2014 as compared to fiscal year 2013 includes a decline of $425,000 in corporate salary and benefit costs. The increase in fiscal year 2013 as compared to fiscal year 2012 resulted primarily from higher pension expense of $442,000 and $519,000 in expense related to compensation earned under performance incentive plans. These increases were partially offset by decreases in bad debt expenses of $180,000 and sales and marketing expenses of $317,000.

Other income was $395,000, $306,000 and $271,000 in fiscal years 2014, 2013 and 2012, respectively. The increase in other income in fiscal years 2014 and 2013 was primarily due to increases in interest income earned from cash on hand at the international subsidiaries.

Interest expense was $373,000, $362,000 and $445,000 in fiscal years 2014, 2013 and 2012, respectively. Interest expense in fiscal year 2014 was flat as compared to fiscal year 2013. The decrease in interest expense for fiscal year 2013 was primarily due to lower levels of bank borrowings and the increase in fiscal year 2012 was due to higher levels of borrowings.

Income tax expense was $1,983,000, $1,540,000, and $739,000 in fiscal years 2014, 2013 and 2012, respectively, or 33.1%, 29.5% and 29.1% of pretax earnings, respectively. The effective tax rate for each of these years is lower than the statutory rate due to the favorable impact of tax rates for the Company’s international subsidiaries and the impact of state and federal tax credits. The increase in the effective tax rate for fiscal year 2014 was primarily due to increased earnings in tax jurisdictions with higher effective tax rates.

Net earnings attributable to the noncontrolling interest related to our subsidiaries that are not 100% owned by the Company were $108,000, $637,000, and $769,000 for fiscal years 2014, 2013 and 2012, respectively. The decrease in fiscal year 2014 from fiscal year 2013 is primarily related to the purchase in the first quarter of the year of the noncontrolling interest in Kewaunee Labway Asia Pte. Ltd., the Company’s principal international subsidiary, increasing the Company’s ownership to 100%. The changes from fiscal year 2013 to fiscal year 2012 in the net earnings attributable to the noncontrolling interest were directly attributable to changes in the levels of net income of the subsidiaries.

Net earnings in fiscal year 2014 were $3,895,000, or $1.48 per diluted share. Net earnings in fiscal year 2013 were $3,044,000, or $1.17 per diluted share, and net earnings in fiscal year 2012 were $1,031,000, or $0.40 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity have historically been funds generated from operating activities, supplemented as needed by borrowings under our revolving credit facility. Additionally, certain machinery and equipment are financed by non-cancelable operating leases. We believe that these sources of funds will be sufficient to support ongoing business requirements, including capital expenditures, through fiscal year 2015.

At April 30, 2014, we had advances of $2.9 million and standby letters of credit aggregating $4.3 million outstanding under our unsecured $20 million revolving credit facility. See Note 3 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report for additional information concerning our credit facility. We did not have any off balance sheet arrangements at April 30, 2014.

The following table summarizes the cash payment obligations for our lease arrangements, long-term debt, and other non-current liabilities as of April 30, 2014:

PAYMENTS DUE BY PERIOD

($ in thousands)

Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	After 5 years
Operating Leases	$6,860	$1,982	$2,856	$1,653	$369
Long-term Debt	4,613	421	842	2,079	1,271
Purchase of noncontrolling interest	1,775	887	888	—	—

Total Contractual Cash Obligations	$13,248	$3,290	$4,586	$3,732	$1,640

Operating activities provided cash of $8.1 million in fiscal year 2014, primarily from operating earnings and decreases in accounts receivable and inventory, partially offset by decreases in accounts payable and other accrued expenses. Operating activities provided cash of $3.8 million in fiscal year 2013, primarily from earnings and an increase in accounts payable and other accrued expenses, partially offset by increases in accounts receivable and inventory. Operating activities provided cash of $6.9 million in fiscal year 2012, primarily from operating earnings and a decrease in accounts receivable, partially offset by an increase in the provision for deferred income taxes and an increase in inventory.

The Company’s financing activities used cash of $5,549,000 during fiscal year 2014 for payment of $1,780,000 toward the purchase of the noncontrolling interest in a subsidiary, repayment of short-term borrowings of $3,847,000, cash dividends of $1,122,000 paid to stockholders, and cash dividends of $38,000 paid to minority interest holders. This was partially offset by a net increase in long-term debt of $1,146,000 in conjunction with the replacement of the Company’s long-term debt with a new lender. See Note 3 and Note 10 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report for additional information concerning our credit facility and the purchase of the noncontrolling interest in our subsidiary. The Company’s financing activities used cash of $1,718,000 during fiscal year 2013, primarily for cash dividends of $1,035,000 paid to stockholders, and cash dividends of $744,000 paid to minority interest holders. The Company’s financing activities used cash during fiscal year 2012 of $1,086,000 primarily for the payment of cash dividends.

The majority of the April 30, 2014 accounts receivable balances are expected to be collected during the first quarter of fiscal year 2015, with the exception of retention amounts on fixed-price contracts which are collected when the entire construction project is completed and all retention funds are paid by the owner.

As discussed above, no further benefits have been, or will be, earned under our pension plans after April 30, 2005, and no additional participants have been, or will be, added to the plans. We anticipate that no contributions will be made to the plans in fiscal year 2015. We made contributions of $300,000 and $1,000,000 to the plans in fiscal years 2014 and 2013, respectively.

Capital expenditures were $2.0 million, $2.4 million and $1.4 million in fiscal years 2014, 2013 and 2012, respectively. Capital expenditures in fiscal year 2014 were funded primarily from operations. Fiscal year 2015 capital expenditures are anticipated to be approximately $2.3 million, with the majority of these expenditures for manufacturing equipment. The fiscal year 2015 expenditures are expected to be funded primarily by operating activities, supplemented as needed by borrowings under our revolving credit facility.

Working capital was $27.2 million at April 30, 2014, up from $25.1 million at April 30, 2013, and the ratio of current assets to current liabilities was 2.7-to-1.0 at April 30, 2014 and 2.1-to-1.0 at April 30, 2013. The increase in working capital for fiscal year 2014 was primarily due to cash provided by operating activities.

We paid cash dividends of $0.44 per share in fiscal year 2014. We paid cash dividends of $0.40 per share in fiscal years 2013 and 2012. We expect to pay dividends in the future in line with our actual and anticipated future operating results.

RECENT ACCOUNTING STANDARDS

New Accounting Standards In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This guidance adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”), including changes in AOCI balances by component and significant items reclassified out of AOCI. This guidance does not amend any existing requirements for reporting net income or AOCI in the financial statements. The Company adopted this standard effective May 1, 2014. The adoption of this standard did not have a significant impact on the Company’s consolidated financial position or results of operations.

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

In July 2013, the FASB issued ASU No. 2013-11 “Income Taxes (Topic 740) – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This guidance requires that companies net their unrecognized tax benefits against all same-jurisdiction net operating losses or tax credits carryforwards that would be used to settle the position with a tax authority. This standard is effective for annual reporting periods beginning on or after December 15, 2013 and interim periods within those annual periods. The Company will adopt this standard in fiscal year 2015. The Company does not expect the adoption of this standard to have a significant impact on the Company’s consolidated financial position or results of operations.

In May 2014, the FASB issued ASU 2014-9 “Revenue from Contracts with Customers (Topic 606).” This guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. The Company will adopt this standard in fiscal year 2018. The Company has not yet determined the effect, if any, that the adoption of this standard will have on the Company’s financial position or results of operations.

OUTLOOK

Our ability to predict future demand for our products continues to be limited given our role as subcontractor or supplier to dealers for subcontractors. Demand for our products is also dependent upon the number of laboratory construction projects planned and/or current progress in projects already under construction. Our earnings are also impacted by fluctuations in prevailing pricing for projects in the laboratory construction marketplace and increased costs of raw materials, including stainless steel, wood, and epoxy resin, and whether we are able to increase product prices to customers in amounts that correspond to such increases without materially and adversely affecting sales. Additionally, since prices are normally quoted on a firm basis in the industry, we bear the burden of possible increases in labor and material costs between the quotation of an order and delivery of a product. We are also unable to predict the timing and strength of the global economic recovery and its short-term and long-term impact on our operations and the markets in which we compete.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in the area of interest rates. This exposure is associated with advances outstanding under our bank line of credit and certain lease obligations for production machinery, all of which are priced on a floating rate basis. Advances outstanding under the bank line of credit were $2.9 million at April 30, 2014. In May 2013, the Company entered into an interest rate swap agreement whereby the interest rate payable by the Company on $3,450,000 of outstanding long-term debt was effectively converted to a fixed interest rate of 4.875% for the period beginning May 1, 2013 and ending August 1, 2017. In May 2013, the Company entered into an interest rate swap agreement whereby the interest rate payable by the Company on $2,600,000 of outstanding long-term debt was effectively converted to a fixed interest rate of 4.37% for the period beginning August 1, 2017 and ending May 1, 2020. In May 2013, the Company entered into an interest rate swap agreement whereby the interest rate payable by the Company on $1,218,000 of outstanding long-term debt was effectively converted to a fixed interest rate of 3.07% for the period beginning November 3, 2014 and ending May 1, 2020. We believe that our exposure to market risk is not material.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, Management concluded the Company maintained effective internal control over financial reporting as of April 30, 2014.

/s/ David M. Rausch
President and Chief Executive Officer

/s/ D. Michael Parker
Senior Vice President, Finance
Chief Financial Officer

July 17, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS

OF KEWAUNEE SCIENTIFIC CORPORATION

STATESVILLE, NORTH CAROLINA

We have audited the accompanying consolidated balance sheets of Kewaunee Scientific Corporation and subsidiaries (the “Company”) as of April 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended April 30, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of April 30, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ CHERRY BEKAERT LLP
Charlotte, North Carolina

July 17, 2014

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended April 30	Kewaunee Scientific Corporation

$ and shares in thousands, except per share amounts	2014	2013	2012

Net sales	$111,166	$117,121	$102,847
Costs of products sold	89,134	94,863	83,691

Gross profit	22,032	22,258	19,156
Operating expenses	16,068	16,981	16,443

Operating earnings	5,964	5,277	2,713
Other income	395	306	271
Interest expense	(373)	(362)	(445)

Earnings before income taxes	5,986	5,221	2,539
Income tax expense	1,983	1,540	739

Net earnings	4,003	3,681	1,800
Less: net earnings attributable to the noncontrolling interest	108	637	769

Net earnings attributable to Kewaunee Scientific Corporation	$3,895	$3,044	$1,031

Net earnings per share attributable to Kewaunee Scientific Corporation stockholders
Basic	$1.49	$1.18	$0.40
Diluted	$1.48	$1.17	$0.40

Weighted average number of common shares outstanding
Basic	2,608	2,587	2,579
Diluted	2,634	2,600	2,580

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended April 30	Kewaunee Scientific Corporation

$ in thousands	2014	2013	2012

Net earnings	$4,003	$3,681	$1,800
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(321)	84	(466)
Change in unrecognized actuarial loss on pension obligations	1,292	(256)	(1,682)
Change in fair value of cash flow hedge	83	21	(98)

Comprehensive income (loss), net of tax	5,057	3,530	(446)
Less comprehensive income attributable to the noncontrolling interest	108	637	769

Total comprehensive income (loss) attributable to Kewaunee Scientific Corporation	$4,949	$2,893	$(1,215)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Kewaunee Scientific Corporation

$ in thousands, except per share amounts	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at April 30, 2011	$6,550	$1,091	$(438)	$29,218	$(4,930)	$31,491

Net earnings	—	—	—	1,031	—	1,031
Other comprehensive loss	—	—	—	—	(2,246)	(2,246)
Cash dividends declared, $.40 per share	—	—	—	(1,031)	—	(1,031)
Stock options exercised, 14,500 shares	—	(11)	152	—	—	141
Stock based compensation	—	261	—	—	—	261
Purchase of treasury stock, 13,306 shares	—	—	(136)	—	—	(136)

Balance at April 30, 2012	6,550	1,341	(422)	29,218	(7,176)	29,511

Net earnings	—	—	—	3,044	—	3,044
Other comprehensive loss	—	—	—	—	(151)	(151)
Cash dividends declared, $0.40 per share	—	—	—	(1,071)	—	(1,071)
Stock options exercised, 26,750 shares	—	(1)	286	—	—	285
Stock based compensation	—	227	—	—	—	227
Purchase of treasury stock, 13,752 shares	—	—	(169)	—	—	(169)

Balance at April 30, 2013	6,550	1,567	(305)	31,191	(7,327)	31,676

Purchase of noncontrolling interest (Note 10)	—	—	—	(1,874)	—	(1,874)
Net earnings	—	—	—	3,895	—	3,895
Other comprehensive income	—	—	—	—	1,054	1,054
Cash dividends declared, $0.44 per share	—	—	—	(1,122)	—	(1,122)
Stock options exercised, 97,250 shares	7	(163)	1,405	—	—	1,249
Stock based compensation	—	238	—	—	—	238
Purchase of treasury stock, 69,773 shares	—	—	(1,157)	—	—	(1,157)

Balance at April 30, 2014	$6,557	$1,642	$(57)	$32,090	$(6,273)	$33,959

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

April 30	Kewaunee Scientific Corporation

$ and shares in thousands, except per share amounts	2014	2013

ASSETS
Current Assets
Cash and cash equivalents	$6,248	$5,811
Restricted cash	368	691
Receivables, less allowance: $229 (2014); $194 (2013)	23,473	25,884
Inventories	11,938	13,203
Deferred income taxes	646	654
Prepaid expenses and other current assets	680	987

Total Current Assets	43,353	47,230

Property, Plant and Equipment, Net	14,570	15,098

Other Assets
Deferred income taxes	1,385	2,241
Other	3,409	4,173

Total Other Assets	4,794	6,414

Total Assets	$62,717	$68,742

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings and interest rate swaps	$3,150	$6,997
Current portion of long-term debt	421	200
Accounts payable	8,542	10,406
Employee compensation and amounts withheld	2,000	2,076
Deferred revenue	137	488
Other accrued expenses	1,913	1,948

Total Current Liabilities	16,163	22,115
Long-term debt	4,192	3,267
Accrued pension and deferred compensation costs	7,250	9,667
Other non-current liabilities	888	—

Total Liabilities	28,493	35,049

Commitments and Contingencies (Note 7)
Stockholders’ Equity
Common stock, $2.50 par value, Authorized - 5,000 shares; Issued - 2,623 shares; Outstanding - 2,619 shares (2014); 2,592 shares (2013)	6,557	6,550
Additional paid-in-capital	1,642	1,567
Retained earnings	32,090	31,191
Accumulated other comprehensive loss	(6,273)	(7,327)
Common stock in treasury, at cost: 4 shares (2014); 27 shares (2013)	(57)	(305)

Total Kewaunee Scientific Corporation Stockholders’ Equity	33,959	31,676
Noncontrolling Interest	265	2,017

Total Equity	34,224	33,693

Total Liabilities and Stockholders’ Equity	$62,717	$68,742

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended April 30	Kewaunee Scientific Corporation

$ in thousands	2014	2013	2012

Cash Flows from Operating Activities
Net earnings	$4,003	$3,681	$1,800
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	2,549	2,653	2,664
Bad debt provision	116	34	214
Non-cash stock option expense	238	239	261
Provision (benefit) for deferred income tax expense	864	(526)	(1,539)
Change in assets and liabilities:
Decrease (increase) in receivables	2,295	(2,674)	4,663
Decrease (increase) in inventories	1,265	(1,443)	(1,294)
(Decrease) increase in accounts payable and other accrued expenses	(2,862)	2,604	(459)
Decrease in deferred revenue	(351)	(874)	(521)
Other, net	(48)	133	1,134

Net cash provided by operating activities	8,069	3,827	6,923

Cash Flows from Investing Activities
Capital expenditures	(2,021)	(2,405)	(1,435)
Decrease (increase) in restricted cash	323	13	(151)

Net cash used in investing activities	(1,698)	(2,392)	(1,586)

Cash Flows from Financing Activities
Dividends paid	(1,122)	(1,035)	(1,031)
Dividends paid to noncontrolling interest in subsidiaries	(38)	(744)	—
(Decrease) increase in short-term borrowings and interest rate swaps	(3,847)	181	228
Proceeds from long-term debt	5,000	—	—
Payments on capital leases	—	(36)	(83)
Payment toward purchase of noncontrolling interest in subsidiary	(1,780)	—	—
Payments on long-term debt	(3,854)	(200)	(200)
Net proceeds from exercise of stock options (including tax benefit)	92	116	—

Net cash used in financing activities	(5,549)	(1,718)	(1,086)

Effect of exchange rate changes on cash, net	(385)	(94)	(465)

Increase (Decrease) in Cash and Cash Equivalents	437	(377)	3,786
Cash and Cash Equivalents at Beginning of Year	5,811	6,188	2,402

Cash and Cash Equivalents at End of Year	$6,248	$5,811	$6,188

Supplemental Disclosure of Cash Flow Information
Interest paid	$413	$374	$444
Income taxes paid	$2,585	$1,722	$418
Purchase of noncontrolling interest in subsidiary – Other accrued expenses and other non-current liabilities	$1,775	—	—

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

Kewaunee Scientific Corporation and subsidiaries (collectively the “Company”) design, manufacture, and install laboratory, healthcare, and technical furniture products. Laboratory furniture products include both steel and wood cabinetry, fume hoods, adaptable modular systems, moveable workstations, biological safety cabinets, and epoxy resin worksurfaces and sinks. Healthcare furniture products include laminate casework, storage systems, and related products for healthcare applications. Technical furniture products include column systems, slotted-post systems, pedestal systems, and stand-alone benches. The Company’s sales are made through purchase orders and contracts submitted by customers, dealers and agents, a national stocking distributor, and competitive bids submitted by the Company and its subsidiaries located in Singapore, India, and China. The majority of the Company’s products are sold to customers located in North America, primarily within the United States. The Company’s laboratory products are used in chemistry, physics, biology and other general science laboratories in the pharmaceutical, biotechnology, industrial, chemical, commercial, educational, government and health care markets. Technical products are used in facilities manufacturing computers and light electronics and by users of computer and networking furniture. Laminate casework is used in educational, healthcare and industrial applications.

Principles of Consolidation The Company’s consolidated financial statements include the accounts of Kewaunee Scientific Corporation and its five international subsidiaries. A brief description of each subsidiary, along with the amount of the Company’s controlling financial interests, is as follows: (1) Kewaunee Labway Asia Pte. Ltd., a dealer for the Company’s products in Singapore, is 100% owned by the Company; (2) Kewaunee Labway India Pvt. Ltd., a dealer for the Company’s products in Bangalore, India, is 90% owned by the Company; (3) Kewaunee Scientific Corporation India Pvt. Ltd. in Bangalore, India, a manufacturing and assembly operation, is 100% owned by the Company; (4) Kewaunee Scientific Corporation Singapore Pte. Ltd., a holding company in Singapore, is 100% owned by the Company; and (5) Kewaunee Scientific (Suzhou) Co., Ltd. in Suzhou, China is 100% owned by the Company. All intercompany balances, transactions, and profits have been eliminated. Included in the consolidated financial statements are net assets of $8,864,000 and $11,189,000 at April 30, 2014 and 2013, respectively, of the Company’s subsidiaries. Net sales by the Company’s subsidiaries in the amount of $19,416,000, $23,602,000 and $18,876,000 were included in the consolidated statements of operations for fiscal years 2014, 2013 and 2012, respectively.

Cash and Cash Equivalents Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less. During the years ended April 30, 2014 and 2013, the Company had cash deposits in excess of FDIC insured limits. The Company has not experienced any losses from such deposits.

Restricted Cash Restricted cash includes bank deposits of a subsidiary used for performance guarantees against customer orders.

Allowance for Doubtful Accounts The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where management is aware of a customer’s inability to meet its financial obligations to the Company, or a project dispute makes it unlikely that all of the receivable owed by a customer will be collected, a specific reserve for bad debts is estimated and recorded to reduce the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, a general reserve for bad debts is estimated and recorded based on past loss history and an overall assessment of past due trade accounts receivable amounts outstanding. Accounts are written off when it is clearly established that the receivable is a bad debt. Recoveries of receivables previously written off are recorded when received. The activity in the allowance for doubtful accounts for each of the three years ended April 30 was:

$ in thousands	2014	2013	2012
Balance at beginning of year	$194	$311	$250
Bad debt provision	116	34	214
Doubtful accounts written off (net)	(81)	(151)	(153)

Balance at end of year	$229	$194	$311

Inventories The majority of inventories are valued at the lower of cost or market under the last-in, first-out (“LIFO”) double extension method. The LIFO method allocates the most recent costs to cost of products sold; and, therefore, recognizes into operating results fluctuations in costs of raw materials more quickly than other methods. Inventories at our international subsidiaries are measured on the first-in, first-out (“FIFO”) method.

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

$ in thousands	2014	2013	Useful Life
Land	$41	$41	N/A
Building and improvements	15,221	14,921	10-40 years
Machinery and equipment	31,129	30,147	5-10 years

Total	46,391	45,109
Less accumulated depreciation	(31,821)	(30,011)

Net property, plant and equipment	$14,570	$15,098

Management reviews the carrying value of property, plant and equipment for impairment whenever changes in circumstances or events indicate that such carrying value may not be recoverable. If projected undiscounted cash flows are not sufficient to recover the carrying value of the potentially impaired asset, the carrying value is reduced to estimated fair value. There were no impairments in fiscal years 2014, 2013 and 2012.

Other Assets Other assets at April 30, 2014 and 2013 included $3,313,000 and $4,077,000, respectively, of assets held in a trust account for non-qualified benefit plans and $88,000 and $96,000, respectively, of cash surrender values of life insurance policies. Life insurance policies are recorded at the amount that could be realized under the insurance contract as of the date of the Company’s consolidated balance sheet with the change in cash surrender or contract value being recorded as income or expense during each period.

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

The following tables summarize the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring and nonrecurring basis as of April 30, 2014 and 2013 (in thousands):

	2014
Financial Assets	Level 1	Level 2	Level 3	Total
Trading securities held in deferred compensation plan (1)	$3,313	$—	$—	$3,313
Cash surrender value of life insurance policies (1)	—	88	—	88

Total	$3,313	$88	$—	$3,401

Financial Liabilities
Deferred compensation plans (2)	$—	$3,681	$—	$3,681
Interest rate swap derivative	—	211	—	211

Total	$—	$3,892	$—	$3,892

	2013
Financial Assets	Level 1	Level 2	Level 3	Total
Trading securities held in deferred compensation plan (1)	$4,077	$—	$—	$4,077
Cash surrender value of life insurance policies (1)	—	96	—	96

Total	$4,077	$96	$—	$4,173

Financial Liabilities
Deferred compensation plans (2)	$—	$4,399	$—	$4,399
Interest rate swap derivative	—	344	—	344

Total	$—	$4,743	$—	$4,743

(1)	The Company maintains an executive compensation plan which includes investment assets in a rabbi trust. These assets consist of marketable securities, which are valued using quoted market prices multiplied by the number of shares owned, and life insurance policies, which are valued at their cash surrender value.
(2)	The deferred compensation plan liability is equal to the individual participants’ account balances under the plan.

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

Deferred revenue consists of customer deposits and advance billings of the Company’s products where sales have not yet been recognized. Accounts receivable includes retainage in the amounts of $2,490,000 and $2,659,000 at April 30, 2014 and 2013, respectively. Shipping and handling costs are included in cost of sales. Because of the nature and quality of the Company’s products, any warranty issues are determined in a relatively short period after the sale and are infrequent in nature, and as such, warranty costs are immaterial to the Company’s consolidated financial position and results of operations and are expensed as incurred.

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

Credit Concentration Credit risk is generally not concentrated with any one customer or industry, although the Company does enter into large contracts with individual customers from time to time. The Company performs credit evaluations of its customers. Revenues from the Company’s national stocking distributor represented approximately 9%, 11% and 12% of the Company’s total sales in fiscal years 2014, 2013 and 2012, respectively. Revenue for two of the Company’s domestic dealers represented in the aggregate approximately 24%, 14% and 2% of the Company’s total sales in fiscal years 2014, 2013, and 2012, respectively. Accounts receivable for two domestic customers represented approximately 22% and 8% of the Company’s total accounts receivable as of April 30, 2014 and 2013, respectively.

Income Taxes In accordance with ASC 740, “Income Taxes,” the Company uses the liability method in measuring the provision for income taxes and recognizing deferred tax assets and liabilities on the balance sheet. ASC 740 clarifies the financial statement recognition threshold and measurement attribute of a tax position taken or expected to be taken in a tax return. Under ASC 740, the Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC 740 only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. The Company did not have any significant uncertain tax positions at April 30, 2014 and 2013.

Research and Development Costs Research and development costs are charged to expense in the periods incurred. Expenditures for research and development costs were $842,000, $872,000 and $941,000 for the fiscal years ended April 30, 2014, 2013 and 2012, respectively.

Advertising Costs Advertising costs are expensed as incurred, and include trade shows, training materials, sales samples, and other related expenses. Advertising costs for the years ended April 30, 2014, 2013 and 2012 were $377,000, $395,000 and $344,000, respectively.

Derivative Financial Instruments The Company records derivatives on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The nature of the Company’s business activities involves the management of various financial and market risks, including those related to changes in interest rates. The Company does not enter into derivative instruments for speculative purposes. In May 2013, the Company entered into an interest rate swap agreement whereby the interest rate payable by the Company on $3,450,000 of outstanding long-term debt was effectively converted to a fixed interest rate of 4.875% for the period beginning May 1, 2013 and ending August 1, 2017. In May 2013, the Company entered into an interest rate swap agreement whereby the interest rate payable by the Company on $2,600,000 of outstanding long-term debt was effectively converted to a fixed interest rate of 4.37% for the period beginning August 1, 2017 and ending May 1, 2020. In May 2013, the Company entered into an interest rate swap agreement whereby the interest rate payable by the Company on $1,218,000 of outstanding long-term debt was effectively converted to a fixed interest rate of 3.07% for the period beginning November 3, 2014 and ending May 1, 2020. The Company entered into these interest rate swap arrangements to mitigate future interest rate risk associated with its long-term debt and has designated these as cash flow hedges. (See Note 3.)

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

Earnings Per Share Basic earnings per share is based on the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the assumed exercise and conversion of outstanding options under the Company’s stock option plans, except when options have an antidilutive effect. There were no antidilutive options outstanding at April 30, 2014. Options to purchase 72,850 and 253,050 shares at April 30, 2013 and 2012, respectively, were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares at that date, and accordingly, such options would have an antidilutive effect.

The following is a reconciliation of basic to diluted weighted average common shares outstanding:

Shares in thousands	2014	2013	2012
Weighted average common shares outstanding
Basic	2,608	2,587	2,579
Dilutive effect of stock options	26	13	1

Weighted average common shares outstanding—diluted	2,634	2,600	2,580

Accounting for Stock Options Compensation costs related to stock options granted by the Company are charged against income during their vesting period, under ASC 718, “Compensation – Stock Compensation”. The Company granted stock options for 46,600, 40,000, and 55,000 shares during fiscal years 2014, 2013 and 2012, respectively. (See Note 5.)

New Accounting Standards In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This guidance adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”), including changes in AOCI balances by component and significant items reclassified out of AOCI. This guidance does not amend any existing requirements for reporting net income or AOCI in the financial statements. The Company adopted this standard effective May 1, 2014. The adoption of this standard did not have a significant impact on the Company’s consolidated financial position or results of operations.

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

In July 2013, the FASB issued ASU No. 2013-11 “Income Taxes (Topic 740) – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This guidance requires that companies net their unrecognized tax benefits against all same-jurisdiction net operating losses or tax credits carryforwards that would be used to settle the position with a tax authority. This standard is effective for annual reporting periods beginning on or after December 15, 2013 and interim periods within those annual periods. The Company will adopt this standard in fiscal year 2015. The Company does not expect the adoption of this standard to have a significant impact on the Company’s consolidated financial position or results of operations.

In May 2014, the FASB issued ASU 2014-9 “Revenue from Contracts with Customers (Topic 606).” This guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. The Company will adopt this standard in fiscal year 2018. The Company has not yet determined the effect, if any, that the adoption of this standard will have on the Company’s financial position or results of operations.

Note 2—Inventories

Inventories consisted of the following at April 30:

$ in thousands	2014	2013
Finished goods	$2,909	$4,052
Work-in-process	1,550	1,678
Materials and components	7,479	7,473

Total inventories	$11,938	$13,203

At April 30, 2014 and 2013, the Company’s international subsidiaries’ inventories were $1,684,000 and $2,077,000, respectively, measured using the first-in, first-out (“FIFO”) method. If all of the Company’s inventories had been determined using the “FIFO” method at April 30, 2014 and 2013, reported inventories would have been $1.2 million and $1.3 million greater, respectively. During fiscal years 2014 and 2013, the LIFO index was lower than 100% due to lower prices for certain raw materials. This decrease resulted in the liquidation of LIFO inventory quantities carried at higher costs prevailing in prior years as compared to the cost of purchases in the current fiscal year, the effect of which decreased the cost of sales by $137,000 and $273,000, respectively.

Note 3—Long-term Debt and Other Credit Arrangements

On May 6, 2013, the Company entered into a credit and security agreement (the “Loan Agreement”) with a new lender consisting of (1) a $20 million revolving credit facility which matures on May 1, 2016 (“Line of Credit”), (2) a term loan in the amount of $3,450,000 which matures on May 1, 2020 (“Term Loan A”) and (3) a term loan in the amount of $1,550,000 which matures on May 1, 2020 (Term Loan B and together with Term Loan A, the “Term Loans”). The Loan Agreement provided funds to refinance all existing indebtedness to the Company’s previous lender and for working capital and other general corporate purposes. In addition, it provides a sub-line for the issuance of up to $4.7 million of letters of credit.

At April 30, 2014, there were advances of $2.9 million outstanding under the Line of Credit, and the borrowing rate at that date was 1.75%. Monthly interest payments under the Line of Credit were payable at the Daily One Month LIBOR interest rate plus 1.5% per annum. Payments are due under Term Loan A in consecutive equal monthly principal payments in the amount of $17,000 until August 1, 2017, and then in consecutive equal monthly principal payments in the amount of $79,000 each, commencing on September 1, 2017 and continuing on the first business day of each month thereafter until May 1, 2020, and at that time, all principal, accrued unpaid interest and other charges outstanding under Term Loan A shall be due and payable in full. The interest rate on Term Loan A, after consideration of related interest rate swap agreements, is a fixed rate per annum equal to 4.875%, and effective August 1, 2017, such rate converts to a fixed rate per annum of 4.37%. Payments are due under Term Loan B in consecutive equal monthly principal payments in the amount of $18,000 until May 1, 2020, and at that time, all principal, accrued unpaid interest and other charges outstanding under Term Loan B shall be due and payable in full. The interest rate on Term Loan B, after consideration of the related interest rate swap agreement, is a variable rate per annum equal to Daily One Month LIBOR plus 1.575% per annum, and effective November 3, 2014, such rate converts to a fixed rate per annum of 3.07%. The interest rate on Term Loan B was 1.73% at April 30, 2014. Scheduled annual principal payments for the term loans are $421,000 for fiscal years 2015 through 2017 and $915,000, $1,164,000, and $1,271,000 for fiscal years 2018, 2019 and 2020, respectively.

The Loan Agreement includes financial covenants with respect to certain ratios, including (a) debt-to-net worth, (b) fixed charge coverage, and (c) asset coverage. At April 30, 2014, the Company was in compliance with all of the financial covenants and there was $12.8 million of unused and available credit under the revolving credit facility. At April 30, 2014, there were $4.3 million in letters of credit outstanding under the Loan Agreement to support bank guarantees issued by a foreign bank from time to time on behalf of the Company’s subsidiaries in India to guarantee performance on customer orders. At April 30, 2014, there were foreign bank guarantees outstanding to customers in the amount of $1,784,000 and $576,000 with expiration dates in fiscal years 2015 and 2016, respectively.

On June 10, 2014, the Loan Agreement was amended to increase the allowable aggregate undrawn amount of all outstanding letters of credit under the Line of Credit from $4,700,000 to $8,510,000 with such allowable amount to be reduced to $6,510,000 on August 10, 2014.

At April 30, 2013, the Company had an unsecured revolving credit facility in the amount of $15 million with an expiration date of July 31, 2014. Monthly interest payments under the facility were payable calculated at the 30-day LIBOR Market Interest Rate plus a variable rate ranging from 1.575% to 2.175%. The borrowing rate at April 30, 2013 was 1.773%, including a variable rate adjustment of 1.575%. The credit facility included financial covenants with respect to certain ratios, including (a) debt-to-net worth, (b) fixed charge coverage, and (c) asset coverage. At April 30, 2013, the Company was in compliance with all of the financial covenants.

At April 30, 2013, there were advances of $6.7 million outstanding under the revolving credit facility, and the Company’s Asia subsidiaries had standby letters of credit and bank guarantees in the aggregate amount of $2.1 million outstanding under the facility to guarantee performance on certain customer projects. At April 30, 2013, the Company had a $4 million seven-year term loan secured by the Company’s real property and equipment located in Statesville, North Carolina. The term loan required monthly principal payments of $17,000, plus interest calculated at the 30-day LIBOR Market Index Rate plus 1.575%, with payment of the outstanding principal balance and any unpaid interest at the term loan maturity date. The interest rate on the term loan, after consideration of the related interest swap agreement, was a fixed rate per annum of 4.875%.

Amounts outstanding under the term loans were as follows as of April 30:

$ in thousands	2014	2013
Term loans payable	$4,613	$3,467
Less: current portion	(421)	(200)

Long-term debt	$4,192	$3,267

Note 4—Income Taxes

Income tax expense consisted of the following:

$ in thousands	2014	2013	2012
Current tax expense (benefit):
Federal	$907	$941	$247
State and local	168	184	63
Foreign	917	791	838

Total current tax expense	1,992	1,916	1,148

Deferred tax expense (benefit):
Federal	27	(346)	(338)
State and local	26	(24)	(12)
Foreign	(62)	(6)	(59)

Total deferred tax expense (benefit)	(9)	(376)	(409)

Net income tax expense	$1,983	$1,540	$739

The reasons for the differences between the above net income tax expense and the amounts computed by applying the statutory federal income tax rates to earnings before income taxes are as follows:

$ in thousands	2014	2013	2012
Income tax expense at statutory rate	$2,035	$1,775	$863
State and local taxes, net of federal income tax benefit (expense)	165	128	3
Tax credits (state, net of federal benefit)	(134)	(118)	(76)
Effects of differing US and foreign tax rates	(30)	(106)	(61)
(Decrease) increase in valuation allowance	(9)	(14)	73
Other items, net	(44)	(125)	(63)

Net income tax expense	$1,983	$1,540	$739

Significant items comprising deferred tax assets and liabilities as of April 30 were as follows:

$ in thousands	2014	2013
Deferred tax assets:
Accrued employee benefit expenses	$462	$568
Allowance for doubtful accounts	68	52
Deferred compensation	1,432	1,688
Tax credits	304	336
Unrecognized actuarial loss, defined benefit plans	3,486	4,309
Other	98	86

Total deferred tax assets	5,850	7,039

Deferred tax liabilities:
Book basis in excess of tax basis of property, plant and equipment	(1,826)	(1,953)
Prepaid pension	(2,098)	(2,260)
Other	155	128

Total deferred tax liabilities	(3,769)	(4,085)

Less: valuation allowance	(50)	(59)

Net deferred tax assets (liabilities)	$2,031	$2,895

Deferred tax assets classified in the balance sheet:
Current	$646	$654
Non-current	1,385	2,241

Net deferred tax assets (liabilities)	$2,031	$2,895

At April 30, 2014, the Company had federal tax credit carryforwards in the amount of $40,000 expiring beginning in 2020 and state tax credit carryforwards in the amount of $264,000, net of federal benefit, expiring beginning in 2015. After a review of the expiration schedule of the tax credits and future taxable income required to utilize such credits before their expiration, a valuation allowance of $50,000 and $59,000 was recorded at April 30, 2014 and 2013, respectively.

Note 5—Stock Options and Share-Based Compensation

The stockholders approved the 2010 Stock Option Plan for Directors (“2010 Plan”) in fiscal year 2011 which allows the Company to grant options on an aggregate of 100,000 shares of the Company’s common stock. Under this plan, each eligible director will be granted options to purchase 10,000 shares at the fair market value at the date of grant for a term of five years. These options will be exercisable in four equal installments, one-fourth becoming exercisable on the next August 1 following the date of grant, and one-fourth becoming exercisable on August 1 of each of the next three years. At April 30, 2014, there were 35,000 shares available for future grants under the 2010 Plan.

The stockholders approved the 2008 Key Employee Stock Option Plan (“2008 Plan”) in fiscal year 2009 which allows the Company to grant options on an aggregate of 300,000 shares of the Company’s common stock. This plan replaced the Company’s previous stock option plan, but certain unexercised options previously granted under the old plan remain outstanding. Under the plans, options were granted at not less than the fair market value at the date of grant and options are exercisable in such installments, for such terms (up to 10 years), and at such times, as the Board of Directors may determine at the time of the grant. At April 30, 2014, there were 60,350 shares available for future grants under the 2008 Plan.

The Company recorded stock-based compensation expense in accordance with ASC 718. In order to determine the fair value of stock options on the date of grant, the Company applied the Black-Scholes option pricing model. Inherent in the model are assumptions related to expected stock-price volatility, option life, risk-free interest rate, and dividend yield. For stock options granted during the fiscal years 2014, 2013 and 2012, the Company believes that its historical share option experience does not provide a reasonable basis upon which to estimate expected term. The stock options granted have the “plain-vanilla” characteristics as defined in SEC Staff Accounting Bulletin No. 107 (SAB 107). The Company utilized the Safe Harbor option “Simplified Method” to determine the expected term of these options in accordance with the guidance of SAB 107 for options granted. The Company intends to continue to utilize the “Simplified Method” for future grants in accordance with the guidance of SAB 110 until such time that the Company believes that its historical share option experience will provide a reasonable basis to estimate expected term. The fair value of the options granted as shown below was estimated using the Black-Scholes model with the following assumptions:

	2014		2013	2012
	2008 Plan	2010 Plan	2008 Plan	2008 Plan	2010 Plan
Options granted	36,600	10,000	40,000	45,000	10,000
Weighted average expected stock price volatility	50.58%	36.98%	51.18%	48.51%	29.92%
Expected option life	6.25 years	3.33 years	6.25 years	6.25 years	2.42 years
Average risk-free interest rate	1.80%	0.62%	1.35%	2.74%	0.90%
Average dividend yield	3.21%	3.33%	4.34%	3.48%	3.38%
Estimated fair value of each option	$5.84	$2.73	$3.86	$3.06	$1.53

The stock-based compensation expense is recorded over the vesting period (4 years) for the options granted, net of tax. The Company recorded $238,000, $239,000 and $261,000 of compensation expense and $93,000, $93,000 and $100,000 deferred income tax benefit in fiscal years 2014, 2013 and 2012, respectively. The remaining compensation expense of $356,000 and deferred income tax benefit of $138,000 will be recorded over the remaining vesting periods.

The Company issued new shares of common stock and treasury stock to satisfy options exercised during fiscal year 2014. The Company utilized treasury stock to satisfy stock options exercised during fiscal years 2013 and 2012. Stock option activity and weighted average exercise price is summarized as follows:

	2014		2013		2012
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	295,550	$11.84	298,050	$11.60	279,800	$11.94
Granted	46,600	15.26	40,000	11.78	55,000	8.90
Canceled	(16,650)	10.10	(15,750)	10.57	(22,250)	10.64
Exercised	(97,250)	13.00	(26,750)	9.86	(14,500)	9.39

Outstanding at end of year	228,250	$12.17	295,550	$11.84	298,050	$11.60

Exercisable at end of year	113,175	$11.90	157,250	$12.91	126,425	$13.00

The number of options outstanding, exercisable, and their weighted average exercise prices were within the following price ranges at April 30, 2014:

	Exercise Price Range
	$8.59-$12.66	$14.69-$15.85

Options outstanding	165,650	62,600
Weighted average exercise price	$10.95	$15.40
Weighted average remaining contractual life	5.24 years	7.09 years
Aggregate intrinsic value	$973,000	$89,000

Options exercisable	87,175	26,000
Weighted average exercise price	$11.04	$14.77
Aggregate intrinsic value	$504,000	$53,000

Note 6—Accumulated Other Comprehensive Income (Loss)

The Company’s other comprehensive income (loss) consists of unrealized gains and losses on the translation of the assets, liabilities, and equity of its foreign subsidiaries, changes in the fair value of its cash flow hedges, and additional minimum pension liability adjustments, net of income taxes. The before tax income (loss), related income tax effect, and accumulated balances are as follows:

$ in thousands	Cash Flow Hedge	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balance at April 30, 2011	$(138)	$38	$(4,830)	$(4,930)
Foreign currency translation adjustment	—	(466)	—	(466)
Change in fair value of cash flow hedges	(157)	—	—	(157)
Change in unrecognized actuarial loss on pension obligations	—	—	(2,753)	(2,753)
Income tax effect	59	—	1,071	1,130

Balance at April 30, 2012	(236)	(428)	(6,512)	(7,176)
Foreign currency translation adjustment	—	84	—	84
Change in fair value of cash flow hedges	34	—	—	34
Change in unrecognized actuarial loss on pension obligations	—	—	(419)	(419)
Income tax effect	(13)	—	163	150

Balance at April 30, 2013	(215)	(344)	(6,768)	(7,327)
Foreign currency translation adjustment	—	(321)	—	(321)
Change in fair value of cash flow hedges	133	—	—	133
Change in unrecognized actuarial loss on pension obligations	—	—	2,116	2,116
Income tax effect	(50)	—	(824)	(874)

Balance at April 30, 2014	$(132)	$(665)	$(5,476)	$(6,273)

Note 7—Commitments and Contingencies

The Company leases both its primary distribution facility and warehouse facility under non-cancelable operating leases. The Company also leases some of its machinery and equipment under non-cancelable operating leases. Most of these leases provide the Company with renewal and purchase options, and most leases of machinery and equipment have certain early cancellation rights. Rent expense for these operating leases was $2,680,000, $2,288,000, and $2,425,000 in fiscal years 2014, 2013 and 2012, respectively. Future minimum payments under the above non-cancelable lease arrangements for the years ending April 30 are as follows:

$ in thousands	Operating
2015	$1,982
2016	1,553
2017	1,303
2018	1,011
2019	642
Thereafter	369

Total minimum lease payments	$6,860

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

$ in thousands	2014	2013
Accumulated Benefit Obligation, April 30	$19,857	$20,683

Change in Projected Benefit Obligations
Projected benefit obligations, beginning of year	$20,683	$19,061
Interest cost	857	906
Actuarial (gain) loss	(737)	1,610
Actual benefits paid	(946)	(894)

Projected benefit obligations, end of year	19,857	20,683

Change in Plan Assets
Fair value of plan assets, beginning of year	15,415	14,007
Actual return on plan assets	1,519	1,302
Employer contributions	300	1,000
Actual benefits paid	(946)	(894)

Fair value of plan assets, end of year	16,288	15,415

Funded status – under	$(3,569)	$(5,268)

Amounts Recognized in the Consolidated Balance Sheets consist of:
Noncurrent assets	$—	$—
Noncurrent liabilities	(3,569)	(5,268)

Net amount recognized	$(3,569)	$(5,268)

Amounts recognized in accumulated other comprehensive income (loss) consist of:
Net actual loss	$8,962	$11,078
Deferred tax benefit	(3,486)	(4,310)

After-tax actuarial loss	$5,476	$6,768

Weighted-Average Assumptions Used to Determine Benefit Obligations at April 30
Discount rate	4.60%	4.25%
Rate of compensation increase	N/A	N/A

Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended April 30
Discount rate	4.25%	4.75%
Expected long-term return on plan assets	8.50%	8.50%
Rate of compensation increase	N/A	N/A

The components of the net periodic pension cost for each of the fiscal years ended April 30 are as follows:

$ in thousands	2014	2013	2012
Interest cost	$857	$906	$942
Expected return on plan assets	(1,282)	(1,213)	(1,306)
Recognition of net loss	1,142	1,102	717

Net periodic pension cost	$717	$795	$353

The estimated net actuarial loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the fiscal year 2015 is $940,000.

The Company’s funding policy is to contribute to the plans when pension laws and economics either require or encourage funding. No contributions are anticipated for fiscal year 2015. Contributions of $300,000 and $1,000,000 were made to the plan in fiscal years 2014 and 2013, respectively.

The following benefit payments are expected to be paid from the benefit plans in the fiscal years ending April 30:

$ in thousands	Amount
2015	$1,130
2016	1,190
2017	1,220
2018	1,260
2019	1,280
2020-2024	6,740

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

The Company uses a Yield Curve technique methodology to determine its GAAP discount rate. Under this approach, future benefit payment cash flows are projected from the pension plan on a projected benefit obligation basis. The payment stream is discounted to a present value using an interest rate applicable to the timing of each respective cash flow. The graph of these time-dependent interest rates is known as a yield curve. The interest rates comprising the Yield Curve are determined through a statistical analysis performed by the IRS and issued each month in the form of a pension discount curve. For this purpose, the universe of possible bonds consists of a set of bonds which are designated as corporate, have high quality ratings (AAA, AA, or A) from nationally recognized statistical rating organizations, and have at least $250 million in par amount outstanding on at least one day during the reporting period. A 1% increase/decrease in the discount rate for fiscal years 2014 and 2013 would decrease/increase pension expense by approximately $181,000 and $166,000, respectively.

The Company uses a total return investment approach, whereby a mix of equities and fixed-income investments are used to attempt to maximize the long-term return on plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, as well as growth, value, and small and large capitalizations. The target allocations based on the Company’s investment policy were 70% in equity securities and 30% in fixed-income securities at both April 30, 2014 and April 30, 2013. A 1% increase/decrease in the expected return on assets for fiscal years 2014 and 2013 would decrease/increase pension expense by approximately $151,000 and $143,000, respectively.

Plan assets by asset categories as of April 30, 2014 and 2013 were as follows:

$ in thousands	2014		2013
Asset Category	Amount	%	Amount	%
Equity Securities	$11,011	68	$7,754	50
Fixed Income Securities	5,025	31	4,475	29
Cash and Cash Equivalents	252	1	3,186	21

Totals	$16,288	100	$15,415	100

The following tables present the fair value of the assets in our defined benefit pension plans at April 30, 2014 and 2013:

	2014

Asset Category	Level 1	Level 2	Level 3
Large Cap	$8,034	$—	$—
Small/Mid Cap	2,030	—	—
International	947	—	—
Fixed Income	5,025	—	—
Cash and Cash Equivalents	252	—	—

Totals	$16,288	$—	$—

	2013

Asset Category	Level 1	Level 2	Level 3
Large Cap	$5,875	$—	$—
Small/Mid Cap	1,535	—	—
Emerging Markets	216	—	—
Real Estate/Commodities	128	—	—
Fixed Income	4,475	—	—
Cash and Cash Equivalents	3,186	—	—

Totals	$15,415	$—	$—

Level 1 retirement plan assets include United States currency held by a designated trustee and equity funds of common and preferred securities issued by domestic and foreign corporations. These equity funds are traded actively on exchanges and price quotes for these shares are readily available.

Defined Contribution Plan

The Company has a defined contribution plan covering substantially all salaried and hourly employees. The plan provides benefits to all employees who have attained age 21, completed three months of service, and who elect to participate. The plan provides that the Company make matching contributions equal to 100% of the employee’s qualifying contribution up to 3% of the employee’s compensation, and make matching contributions equal to 50% of the employee’s contributions between 3% and 5% of the employee’s compensation, resulting in a maximum employer contribution equal to 4% of the employee’s compensation. Additionally, the plan provides that the Company may elect to make a non-matching contribution for participants employed by the Company on December 31 of each year up to 1% of the participant’s qualifying compensation for that calendar year. The Company’s contributions to the plan in fiscal years 2014, 2013 and 2012 were $674,000, $659,000 and $664,000, respectively.

Note 9—Segment Information

The Company’s operations are classified into two business segments: Domestic Operations and International Operations. The Domestic Operations segment principally designs, manufactures, and installs scientific and technical furniture, including steel and wood laboratory cabinetry, fume hoods, laminate casework, flexible systems, worksurfaces, workstations, workbenches, and computer enclosures. The International Operations segment, which consists of five foreign subsidiaries as identified in Note 1, provides the Company’s products and services, including facility design, detailed engineering, construction, and project management from the planning stage through testing and commissioning of laboratories.

Intersegment transactions are recorded at normal profit margins. All intercompany balances and transactions have been eliminated. Certain corporate expenses shown below have not been allocated to the business segments.

The following table shows revenues, earnings, and other financial information by business segment for each of the three years ended April 30:

$ in thousands	Domestic Operations	International Operations	Corporate	Total
Fiscal Year 2014
Revenues from external customers	$91,750	$19,416	$—	$111,166
Intersegment revenues	3,378	2,455	(5,833)	—
Depreciation	2,432	117	—	2,549
Earnings (loss) before income taxes	7,386	2,603	(4,003)	5,986
Income tax expense (benefit)	2,482	855	(1,354)	1,983
Net earnings attributable to noncontrolling interest	—	108	—	108
Net earnings (loss) attributable to Kewaunee Scientific Corporation	4,904	1,640	(2,649)	3,895
Segment assets	47,890	14,827	—	62,717
Expenditures for segment assets	1,822	199	—	2,021
Revenues (excluding intersegment) to customers in foreign countries	1,113	19,416	—	20,529

Fiscal Year 2013
Revenues from external customers	$93,519	$23,602	$—	$117,121
Intersegment revenues	6,722	2,443	(9,165)	—
Depreciation	2,523	130	—	2,653
Earnings (loss) before income taxes	6,908	2,622	(4,309)	5,221
Income tax expense (benefit)	2,025	786	(1,271)	1,540
Net earnings attributable to noncontrolling interest	—	637	—	637
Net earnings (loss) attributable to Kewaunee Scientific Corporation	4,883	1,199	(3,038)	3,044
Segment assets	52,252	16,490	—	68,742
Expenditures for segment assets	2,314	91	—	2,405
Revenues (excluding intersegment) to customers in foreign countries	942	23,602	—	24,544

Fiscal Year 2012
Revenues from external customers	$83,971	$18,876	$—	$102,847
Intersegment revenues	5,290	3,051	(8,341)	—
Depreciation	2,513	151	—	2,664
Earnings (loss) before income taxes	3,400	2,472	(3,333)	2,539
Income tax expense (benefit)	1,349	779	(1,389)	739
Net earnings attributable to noncontrolling interest	—	769	—	769
Net earnings (loss) attributable to Kewaunee Scientific Corporation	2,051	924	(1,944)	1,031
Segment assets	49,373	13,988	—	63,361
Expenditures for segment assets	1,395	40	—	1,435
Revenues (excluding intersegment) to customers in foreign countries	1,717	18,876	—	20,593

Note 10—Purchase of Noncontrolling Interest

On June 24, 2013, the Company entered into an Agreement (the “Agreement”) whereby it purchased the 49% minority ownership of its subsidiary, Kewaunee Labway Asia Pte. Ltd. (the “Subsidiary”) for a total purchase price of $3,555,000. The purchase was recorded in the consolidated balance sheet as a $1,874,000 reduction in retained earnings, a $1,681,000 reduction in noncontrolling interest, an increase of other current accrued expenses of $887,500, and an increase of other non-current liabilities of $887,500. On the date of the Agreement, the Company paid cash of $1,780,000 to the minority stockholder. The balance will be paid in two equal installments of $887,500 on the first two anniversary dates of the Agreement. The Subsidiary and its subsidiary in India, Kewanee Labway India Pvt. Ltd., serve as the Company’s principal sales and distribution organization for sales to international customers.

Note 11—Consolidated Quarterly Data (Unaudited)

Selected quarterly financial data for fiscal years 2014 and 2013 were as follows:

$ in thousands, except per share amounts	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2014
Net sales	$32,003	$26,098	$26,013	$27,052
Gross profit	6,576	4,893	4,711	5,852
Net earnings	1,617	746	625	1,015
Less: net earnings attributable to the noncontrolling interest	30	21	21	36
Net earnings attributable to Kewaunee Scientific Corporation	1,587	725	604	979

Net earnings per share attributable to Kewaunee Scientific Corporation
Basic	0.61	0.28	0.23	0.37
Diluted	0.61	0.28	0.22	0.37

Cash dividends per share	0.11	0.11	0.11	0.11

Fiscal Year 2013
Net sales	$26,683	$31,185	$27,450	$31,803
Gross profit	5,243	5,227	5,009	6,779
Net earnings	688	807	782	1,404
Less: net earnings attributable to the noncontrolling interest	54	158	238	187
Net earnings attributable to Kewaunee Scientific Corporation	634	649	544	1,217

Net earnings per share attributable to Kewaunee Scientific Corporation
Basic	0.25	0.25	0.21	0.47
Diluted	0.25	0.25	0.21	0.46

Cash dividends per share	0.10	0.10	0.10	0.10

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 333-98963, No. 333-160276 and No. 333-176447) of Kewaunee Scientific Corporation of our report dated July 17, 2014 relating to the consolidated financial statements which report appears in this Form 10-K.

/s/ CHERRY BEKAERT LLP

Charlotte, North Carolina

July  17, 2014

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are intended to ensure that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 (the “Exchange Act”) is properly and timely recorded, processed, summarized, and reported. Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures as of April 30, 2014 pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to provide reasonable assurance that we are able to collect, process, record, and disclose, within the required time periods, the information we are required to disclose in the reports filed with the Securities and Exchange Commission. In designing disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives, and that management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Nevertheless, we believe that our disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, Management concluded the Company maintained effective internal control over financial reporting as of April 30, 2014.

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

It em 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a)	The information appearing in the sections entitled “Election of Directors” and “Meetings and Committees of the Board” included in our Proxy Statement for use in connection with our annual meeting of stockholders to be held on August 27, 2014 (the “Proxy Statement”) is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of our most recently completed fiscal year.

(b)	The names and ages of our executive officers as of July 10, 2014 and their business experience during the past five years are set forth below:

Executive Officers

Name	Age	Position
David M. Rausch	55	President and Chief Executive Officer
D. Michael Parker	62	Senior Vice President, Finance, Chief Financial Officer, Treasurer and Secretary
K. Bain Black	68	Vice President, Sales and Marketing, Healthcare and Technical Products
Dana L. Dahlgren	58	Vice President, Sales and Marketing – Americas
Elizabeth D. Phillips	37	Vice President, Human Resources
Kurt P. Rindoks	56	Vice President, Engineering and Product Development
Keith D. Smith	45	Vice President, Manufacturing

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

Dana L. Dahlgren joined the Company in November 1989 as a Regional Sales Manager and was promoted to Director of Sales and Marketing of the Laboratory Products Group in September 1998. Mr. Dahlgren was elected Vice President of Sales and Marketing of the Laboratory Products Group in June 2004 and was elected Vice President of Sales and Marketing – Americas in April 2014.

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

The following table sets forth certain information as of April 30, 2014 with respect to compensation plans under which our equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by Security Holders:

2000 Key Employee Stock Option Plan	11,500	$14.88	—

2008 Key Employee Stock Option Plan	159,250	$12.43	60,350

2010 Stock Option Plan for Directors	57,500	$10.91	35,000

Equity Compensation Plans not approved by Security Holders:	—	—	—

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed or incorporated by reference as part of this Annual Report:

		Page

(a)(1)	Consolidated Financial Statements

	Report of Independent Registered Public Accounting Firm Cherry Bekaert LLP	16

	Consolidated Statements of Operations – Years ended April 30, 2014, 2013 and 2012	17

	Consolidated Statements of Comprehensive Income (Loss) – Years ended April 30, 2014, 2013 and 2012	18

	Consolidated Statements of Stockholders’ Equity – Years ended April 30, 2014, 2013 and 2012	19

	Consolidated Balance Sheets – April 30, 2014 and 2013	20

	Consolidated Statements of Cash Flows – Years ended April 30, 2014, 2013 and 2012	21

	Notes to Consolidated Financial Statements	22

	Consent of Independent Registered Public Accounting Firm	37

(a)(2)	Consolidated Financial Statement Schedules

	Financial statement schedules have been omitted because the information required has been separately disclosed in the consolidated financial statements or related notes.

(a)(3)	Exhibits

	Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which is attached hereto at pages 43 through 45 and which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEWAUNEE SCIENTIFIC CORPORATION

By:	/s/ David M. Rausch
David M. Rausch
President and Chief Executive Officer

Date: July 17, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

(i) Principal Executive Officer		)
)
/s/ David M. Rausch		)
David M. Rausch		)
President and Chief Executive Officer		)
)
(ii) Principal Financial and Accounting Officer		)
)
/s/ D. Michael Parker		)
D. Michael Parker		)
Senior Vice President, Finance		)
Chief Financial Officer,		)
Treasurer and Secretary		)
)
(iii) A majority of the Board of Directors:		)	July 17, 2014
)
)
/s/ John C. Campbell, Jr.	/s/ David S. Rhind	)
John C. Campbell, Jr.	David S. Rhind	)
)
)
/s/ Ross W. McCanless	/s/ John D. Russell	)
Ross W. McCanless	John D. Russell	)
)
)
/s/ Margaret B. Pyle	/s/ Donald F. Shaw	)
Margaret B. Pyle	Donald F. Shaw	)
)
)
/s/ David M. Rausch	/s/ William A. Shumaker	)
David M. Rausch	William A. Shumaker	)
)
)

KEWAUNEE SCIENTIFIC CORPORATION

Exhibit Index

			Page Number (or Reference)
3	Articles of incorporation and bylaws

	3.1	Restated Certificate of Incorporation (as amended)	(2)

	3.3	By-Laws (as amended as of July 1, 2013)	(15)

10	Material Contracts

	10.1*	Re-Established Retirement Plan for Salaried Employees of Kewaunee Scientific Corporation (as amended and restated effective as of May 1, 2012)	(13)

	10.2*	Re-Established Retirement Plan for Hourly Employees of Kewaunee Scientific Corporation (as amended and restated effective as of May 1, 2012)	(13)

	10.30*	Kewaunee Scientific Corporation Executive Severance Pay Policy	(5)

	10.34*	401(K) Incentive Savings Plan for Salaried and Hourly Employees of Kewaunee Scientific Corporation (as amended and restated effective September 1, 2009)	(9)

	10.34A*	First Amendment to the 401(K) Incentive Savings Plan for Salaried and Hourly Employees of Kewaunee Scientific Corporation, effective July 15, 2011.	(11)

	10.39*	Change of Control Employment Agreement restated as of December 4, 2008 between D. Michael Parker and the Company	(8)

	10.39A*	Change of Control Employment Agreement extension dated August 24, 2011 between D. Michael Parker and the Company	(12)

	10.40*	Change of Control Employment Agreement restated as of December 4, 2008 between Dana L. Dahlgren and the Company	(8)

	10.40A*	Change of Control Employment Agreement extension dated August 24, 2011 between Dana L. Dahlgren and the Company	(12)

	10.41*	Change of Control Employment Agreement restated as of December 4, 2008 between Kurt P. Rindoks and the Company	(8)

	10.41A*	Change of Control Employment Agreement extension dated August 24, 2011 between Kurt P. Rindoks and the Company	(12)

	10.43*	Employment Letter Agreement dated as of August 2, 2004 between K. Bain Black and the Company	(4)

	10.44*	Change of Control Employment Agreement restated as of December 4, 2008 between Keith D. Smith and the Company	(8)

	10.44A*	Change of Control Employment Agreement extension dated August 24, 2011 between Keith D. Smith and the Company	(12)

	10.45*	Kewaunee Scientific Corporation 2000 Key Employee Stock Option Plan	(3)

	10.45A*	First Amendment to Kewaunee Scientific Corporation 2000 Key Employee Stock Option Plan	(6)

	10.45B*	Second Amendment to Kewaunee Scientific Corporation 2000 Key Employee Stock Option Plan	(8)

	10.46*	Change of Control Employment Agreement restated as of December 4, 2008 between David M. Rausch and the Company	(8)

	10.46A*	Change of Control Employment Agreement extension dated August 24, 2011 between David M. Rausch and the Company	(12)

		Page Number (or Reference)

10.47*	Change of Control Employment Agreement restated as of December 4, 2008 between K. Bain Black and the Company	(8)

10.47A*	Change of Control Employment Agreement extension dated August 24, 2011 between K. Bain Black and the Company	(12)

10.51*	Kewaunee Scientific Corporation 2008 Key Employee Stock Option Plan	(7)

10.53*	Change of Control Employment Agreement restated as of December 4, 2008 between Elizabeth D. Phillips and the Company	(8)

10.53A*	Change of Control Employment Agreement extension dated August 24, 2011 between Elizabeth D. Phillips and the Company	(12)

10.58*	Kewaunee Scientific Corporation 2010 Stock Option Plan for Directors	(10)

10.61	Credit and Security Agreement dated as of May 6, 2013 between Wells Fargo Bank, National Association and Kewaunee Scientific Corporation including the forms of notes executed thereunder	(14)

10.61A	First Amendment to Credit and Security Agreement dated July 9, 2013	(16)

10.61B	Second Amendment to Credit and Security Agreement dated June 10, 2014	(1)

10.62*	Fiscal Year 2014 Incentive Bonus Plan	(15)

10.64*	Consulting Agreement dated July 10, 2013 between William A. Shumaker and the Company	(17)

10.65*	Fiscal Year 2015 Incentive Bonus Plan	(18)

21.1	Subsidiaries of the Company	(1)

23.1	Consent dated July 17, 2014 of Cherry Bekaert LLP, Independent Registered Public Accounting Firm (incorporated by reference to page 37 of this Report on Form 10-K)	(1)

31.1	Certification of Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)	(1)

31.2	Certification of Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)	(1)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(1)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(1)

101.INS	XBRL Instance Document	(1)

101.SCH	XBRL Taxonomy Extension Schema Document	(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	(1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	(1)

*	The referenced exhibit is a management contract or compensatory plan, or arrangement.

(All other exhibits are either inapplicable or not required.)

Footnotes

(1)	Filed with this Form 10-K with the Securities and Exchange Commission.
(2)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 1985, and incorporated herein by reference.
(3)	Filed as Appendix A to the Kewaunee Scientific Corporation Proxy Statement for its Annual Meeting of Stockholders on August 23, 2000 (Commission File No. 0-5286) filed on July 20, 2000, and incorporated hereby by reference.
(4)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 2005, and incorporated herein by reference.
(5)	Filed as an exhibit to the Kewaunee Scientific Corporation Quarterly Report to the Securities and Exchange Commission on Form 10-Q (Commission File No. 0-5286) for the quarterly period ended October 31, 2005 and incorporated herein by reference.
(6)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 2008, and incorporated herein by reference.
(7)	Filed as Appendix A to the Kewaunee Scientific Corporation Proxy Statement for its Annual Meeting of Stockholders on August 27, 2008 (Commission File No. 0-5286) filed on July 21, 2008, and incorporated herein by reference.
(8)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 2009, and incorporated herein by reference.
(9)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 2010, and incorporated herein by reference.
(10)	Filed as Appendix A to the Kewaunee Scientific Corporation Proxy Statement for its Annual Meeting of Stockholders on August 25, 2010 (Commission File No. 0-5286) filed on July 23, 2010, and incorporated herein by reference.
(11)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 2011, and incorporated herein by reference.
(12)	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on August 30, 2011, and incorporated herein by reference.
(13)	Filed as an exhibit to the Kewaunee Scientific Corporation Quarterly Report to the Securities and Exchange Commission on Form 10-Q (Commission File No. 0-5286) for the quarterly period ended October 31, 2012, and incorporated herein by reference.
(14)	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on May 9, 2013, and incorporated herein by reference.
(15)	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on July 2, 2013, and incorporated herein by reference.
(16)	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on July 11, 2013, and incorporated herein by reference.
(17)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 2013, and incorporated herein by reference.
(18)	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on June 30, 2014, and incorporated herein by reference.