Form 10-Q
period 2014-07-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2014-09-10
CIK 55529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

or

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

As of September 8, 2014, the registrant had outstanding 2,626,691 shares of Common Stock.

KEWAUNEE SCIENTIFIC CORPORATION

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2014

i

Part 1. Financial Information

Item 1.	Financial Statements

Kewaunee Scientific Corporation

Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three months ended July 31
	2014	2013
Net Sales	$30,534	$32,003
Costs of products sold	24,386	25,427

Gross profit	6,148	6,576
Operating expenses	4,348	4,144

Operating earnings	1,800	2,432
Other income	126	80
Interest expense	(81)	(88)

Earnings before income taxes	1,845	2,424
Income tax expense	585	807

Net earnings	1,260	1,617
Less: net earnings attributable to the noncontrolling interest	26	30

Net earnings attributable to Kewaunee Scientific Corporation	$1,234	$1,587

Net earnings per share attributable to Kewaunee Scientific Corporation stockholders
Basic	$0.47	$0.61
Diluted	$0.47	$0.61
Weighted average number of common shares outstanding
Basic	2,620	2,596
Diluted	2,651	2,618

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three months ended July 31
	2014	2013
Net earnings	$1,260	$1,617

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	10	(524)
Change in fair value of cash flow hedge	13	65

Other comprehensive income (loss)	23	(459)

Comprehensive income, net of tax	1,283	1,158
Less: comprehensive income attributable to the noncontrolling interest	26	30

Comprehensive income attributable to Kewaunee Scientific Corporation	$1,257	$1,128

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Statement of Stockholder’s Equity

(Unaudited)

(in thousands)

$ in thousands, except shares and per share amounts	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at April 30, 2014	$6,557	$1,642	$(57)	$32,090	$(6,273)	$33,959
Net earnings attributable to Kewaunee Scientific Corporation	—	—	—	1,234	—	1,234
Other comprehensive income	—	—	—	—	23	23
Cash dividends declared, $0.11 per share	—	—	—	(288)	—	(288)
Stock options exercised, 1,659 shares	9	(13)	25	—	—	21
Stock based compensation	—	58	—	—	—	58
Purchase of treasury stock, 1,159 shares	—	—	(21)	—	—	(21)

Balance at July 31, 2014	$6,566	$1,687	$(53)	$33,036	$(6,250)	$34,986

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Balance Sheets

(in thousands)

	July 31, 2014	April 30, 2014
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$4,368	$6,248
Restricted cash	2,336	368
Receivables, less allowance	25,709	23,473
Inventories	12,213	11,938
Deferred income taxes	639	646
Prepaid expenses and other current assets	1,438	680

Total Current Assets	46,703	43,353
Property, plant and equipment, at cost	46,837	46,391
Accumulated depreciation	(32,354)	(31,821)

Net Property, Plant and Equipment	14,483	14,570
Deferred income taxes	1,407	1,385
Other	3,553	3,409

Total Other Assets	4,960	4,794

Total Assets	$66,146	$62,717

Liabilities and Equity
Current Liabilities:
Short-term borrowings and interest rate swap	$5,214	$3,150
Current portion of long-term debt	421	421
Accounts payable	9,131	8,542
Employee compensation and amounts withheld	1,673	2,000
Deferred revenue	283	137
Other accrued expenses	2,528	1,913

Total Current Liabilities	19,250	16,163
Long-term debt	4,087	4,192
Accrued pension and deferred compensation costs	7,531	7,250
Other non-current liabilities	—	888

Total Liabilities	30,868	28,493
Commitments and Contingencies
Equity:
Common Stock	6,566	6,557
Additional paid-in-capital	1,687	1,642
Retained earnings	33,036	32,090
Accumulated other comprehensive loss	(6,250)	(6,273)
Common stock in treasury, at cost	(53)	(57)

Total Kewaunee Scientific Corporation Stockholders’ Equity	34,986	33,959
Noncontrolling interest	292	265

Total Equity	35,278	34,224

Total Liabilities and Equity	$66,146	$62,717

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three months ended July 31
	2014	2013
Cash flows from operating activities:
Net earnings	$1,260	$1,617
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation	628	631
Bad debt provision	26	29
Stock based compensation expense	58	59
Provision for deferred income tax expense	(15)	(35)
Change in assets and liabilities:
(Increase) decrease in receivables	(2,262)	1,103
(Increase) decrease in inventories	(275)	869
Increase (decrease) in accounts payable and other accrued expenses	877	(2,105)
Increase in deferred revenue	146	160
Other, net	(638)	(523)

Net cash (used in) provided by operating activities	(195)	1,805
Cash flows from investing activities:
Capital expenditures	(541)	(528)
(Increase) decrease in restricted cash	(1,968)	72

Net cash used in investing activities	(2,509)	(456)
Cash flows from financing activities:
Dividends paid	(288)	(260)
Increase (decrease) in short-term borrowings and interest rate swap	2,064	(1,896)
Proceeds from long-term debt	—	5,000
Payments on long-term debt	(105)	(3,504)
Payment toward purchase of noncontrolling interest in subsidiary	(888)	(1,780)
Net proceeds from exercise of stock options (including tax benefit)	—	57

Net cash provided by (used) in financing activities	783	(2,383)
Effect of exchange rate changes on cash	41	(369)

Decrease in cash and cash equivalents	(1,880)	(1,403)
Cash and cash equivalents, beginning of period	6,248	5,811

Cash and cash equivalents, end of period	$4,368	$4,408

Supplemental Disclosure of Cash Flow Information
Purchase of noncontrolling interest in subsidiary – other accrued expenses and other non-current liabilities	$—	$1,775

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

These interim consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of these financial statements and should be read in conjunction with the consolidated financial statements and notes included in the Company’s 2014 Annual Report to Stockholders. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. The condensed consolidated balance sheet as of April 30, 2014 included in this interim period filing has been derived from the audited financial statements at that date, but does not include all of the information and related notes required by generally accepted accounting principles (GAAP) for complete financial statements.

The preparation of the interim consolidated financial statements requires management to make certain estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

B. Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the three month period. Diluted earnings per share reflects the assumed exercise and conversion of outstanding options under the Company’s stock option plans, except when options have an anti-dilutive effect. Options to purchase 36,200 shares were not included in the computation of diluted earnings per share for the three month period ended July 31, 2014, because the option exercise prices were greater than the average market price of the common shares at that date, and accordingly, such options would have an antidilutive effect. Options to purchase 72,850 shares were not included in the computation of diluted earnings per share for the three month period ended July 31, 2013, because the effect would be anti-dilutive.

C. Inventories

Inventories consisted of the following (in thousands):

	July 31, 2014	April 30, 2014
Finished products	$3,294	$2,909
Work in process	1,410	1,550
Raw materials	7,509	7,479

	$12,213	$11,938

For interim reporting, LIFO inventories are computed based on year-to-date quantities and interim changes in price levels. Changes in quantities and price levels are reflected in the interim consolidated financial statements in the period in which they occur.

D. Segment Information

The following table provides financial information by business segments for the three months ended July 31, 2014 and 2013 (in thousands):

	Domestic Operations	International Operations	Corporate	Total
Three months ended July 31, 2014
Revenues from external customers	$24,248	$6,286	$—	$30,534
Intersegment revenues	124	532	(656)	—
Earnings (loss) before income taxes	2,203	704	(1,062)	1,845
Three months ended July 31, 2013
Revenues from external customers	$27,073	$4,930	$—	$32,003
Intersegment revenues	1,404	486	(1,890)	—
Earnings (loss) before income taxes	3,182	557	(1,315)	2,424

E. Defined Benefit Pension Plans

The Company has non-contributory defined benefit pension plans covering substantially all salaried and hourly employees. These plans were amended as of April 30, 2005, no further benefits have been, or will be, earned under the plans subsequent to the amendment date, and no additional participants will be added to the plans. The Company did not make any contributions to the plans during the three months ended July 31, 2014 and 2013. The Company does not expect any contributions to be paid to the plans during fiscal year 2015.

Pension expense consisted of the following (in thousands):

	Three months ended July 31, 2014	Three months ended July 31, 2013
Service cost	$-0-	$-0-
Interest cost	222	212
Expected return on plan assets	(325)	(317)
Recognition of net loss	234	283

Net periodic pension expense	$131	$178

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s 2014 Annual Report to Stockholders contains management’s discussion and analysis of financial condition and results of operations as of and for the year ended April 30, 2014. The following discussion and analysis describes material changes in the Company’s financial condition since April 30, 2014. The analysis of results of operations compares the three months ended July 31, 2014 with the comparable period of the prior year.

Results of Operations

Sales for the three months ended July 31, 2014 were $30,534,000, a decrease of 4.6% from sales of $32,003,000 in the comparable period of the prior year. Sales from Domestic Operations were $24,248,000, down from $27,073,000 in the comparable period of the prior year. The domestic laboratory construction marketplace continued to be challenging during the quarter, particularly for projects requiring summer delivery. Sales from International Operations were $6,286,000, up from sales of $4,930,000 in the comparable period of the prior year, as the Company realized increased opportunities in the international market.

The order backlog was $82.7 million at July 31, 2014, as compared to $89.0 million at April 30, 2014 and $71.1 million at July 31, 2013.

The gross profit margin for the three months ended July 31, 2014 was 20.1% of sales, as compared to 20.5% of sales in the comparable quarter of the prior year. The decrease in the gross profit margin percentage for the three months of the current period was primarily due to the impact of the lower sales on overhead expense absorption in the Company’s factories.

Operating expenses for the three months ended July 31, 2014 were $4,348,000, or 14.2% of sales, as compared to $4,144,000, or 12.9% of sales, in the comparable period of the prior year. Operating expenses for the three months ended July 31, 2014 reflect an increase of $348,000 in sales and marketing expenses, an increase of $196,000 in operating expenses for the Company’s International Operations, and a decrease of $273,000 in corporate and administrative salaries and incentive compensation.

Interest expense was $81,000 for the three months ended July 31, 2014, as compared to $88,000 for the comparable period of the prior year. The lower interest expense in the current quarter resulted from lower borrowing levels in the first three months of the current year.

Income tax expense of $585,000 was recorded for the three months ended July 31, 2014, as compared to income tax expense of $807,000 recorded for the comparable period of the prior year. The effective tax rates were 31.7% and 33.3% for the three months ended July 31, 2014 and 2013, respectively. The lower effective tax rate for the current period resulted from a higher ratio of pretax earnings in the current period attributable to subsidiaries located in geographic locations with lower income tax rates.

Noncontrolling interests related to the Company’s subsidiary not 100% owned by the Company reduced net earnings by $26,000 for the three months ended July 31, 2014, as compared to $30,000 for the comparable period of the prior year. The change in the net earnings attributable to the noncontrolling interest in the current period was due to change of earnings of the subsidiary in the related periods.

Net earnings of $1,234,000, or $0.47 per diluted share, were reported for the three months ended July 31, 2014, compared to net earnings of $1,587,000, or $0.61 per diluted share, in the prior year period.

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

The Company had working capital of $27,453,000 at July 31, 2014, compared to $27,190,000 at April 30, 2014. The ratio of current assets to current liabilities was 2.4-to-1.0 at July 31, 2014, compared to 2.7-to-1.0 at April 30, 2014. At July 31, 2014, advances of $4,195,000 were outstanding under the Company’s bank revolving credit facility, compared to advances of $2,900,000 outstanding as of April 30, 2014. The Company had standby letters of credit outstanding of $4,210,000 at July 31, 2014, compared to $4,305,000 at April 30, 2014. Amounts available under the $20 million revolving credit facility were $11.6 million and $12.8 million at July 31, 2014 and April 30, 2014, respectively. Outstanding short-term debt under credit arrangements with foreign banks at July 31, 2014 was $828,000, compared to $39,000 at April 30, 2014. Total bank borrowings were $9,722,000 at July 31, 2014, compared to $7,763,000 at April 30, 2014.

The Company’s operations used cash of $195,000 during the three months ended July 31, 2014, with cash primarily provided from earnings and an increase of $877,000 in accounts payable and other accrued expenses, offset by an increase in accounts receivable of $2,262,000. The Company’s operations provided cash of $1,805,000 during the three months ended July 31, 2013. Cash was primarily provided from earnings, a decrease in accounts receivable of $1,103,000, and a decrease in inventory of $869,000, partially offset by a decrease in accounts payable and other accrued expenses of $2,105,000.

During the three months ended July 31, 2014, net cash of $2,509,000 was used in investing activities, which included $541,000 for capital expenditures and a $1,968,000 increase in restricted cash. This compares to the use of $456,000 for investing activities in the comparable period of the prior year, primarily for capital expenditures. The increase in restricted cash in the current year period was related to an increase in the amount of fixed deposits of the Company’s international subsidiaries pledged to support bank guarantees required under customer contracts.

The Company’s financing activities provided cash of $783,000 during the three months ended July 31, 2014 with cash provided by an increase in short-term borrowing of $2,064,000, partially offset by payment of $888,000 for the second installment toward the purchase of the noncontrolling interest in a subsidiary, cash dividends of $288,000 paid to stockholders, and payments of $105,000 on long-term debt. The Company’s financing activities used cash of $2,383,000 during the three months ended July 31, 2013, primarily for payment of $1,780,000 toward the purchase of the noncontrolling interest in a subsidiary, repayment of short-term borrowing of $1,896,000, and cash dividends of $260,000 paid to stockholders, partially offset by a net increase in long-term debt of $1,496,000.

Outlook

The Company’s ability to predict future demand for its products continues to be limited given its role as subcontractor or supplier to dealers for subcontractors. Demand for the Company’s products is also dependent upon the number of laboratory construction projects planned and/or current progress in projects already under construction. The Company’s earnings are also impacted by fluctuations in prevailing pricing for projects in the laboratory construction marketplace and increased costs of raw materials, including stainless steel, wood, and epoxy resin, and whether the Company is able to increase product prices to customers in amounts that correspond to such increases without materially and adversely affecting sales. Additionally, since prices are normally quoted on a firm basis in the industry, the Company bears the burden of possible increases in labor and material costs between the quotation of an order and delivery of a product. The Company is also unable to predict the timing and strength of the global economic recovery and its short-term and long-term impact on the Company’s operations and the markets in which it competes. Looking forward, the Company expects fiscal year 2015 to be a profitable year for the Company.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This report contains statements that the Company believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report, including statements regarding the Company’s future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “predict,” “believe” and similar words, expressions and variations of these words and expressions are intended to identify forward-looking statements. All forward-looking statements are subject to important factors, risks, uncertainties and assumptions, including industry and economic conditions that could cause actual results to differ materially from those described in the forward-looking statements. Such factors, risks, uncertainties and assumptions include, but are not limited to, competitive and general economic conditions, both domestically and internationally; changes in customer demands; dependence on customers’ required delivery schedules; risks related to fluctuations in the Company’s operating results from quarter to quarter; risks related to international operations, including foreign currency fluctuations; changes in the legal and regulatory environment; changes in raw materials and commodity costs; and acts of terrorism, war, governmental action, natural disasters and other Force Majeure events. Many important factors that could cause such a difference are described under the caption “Risk Factors” in Item 1A in the Company’s 2014 Annual Report on Form 10-K. These forward-looking statements speak only as of the date of this document. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

A review of the interim consolidated financial information included in this Quarterly Report on Form 10-Q for each of the three month periods ended July 31, 2014 and July 31, 2013 has been performed by Cherry Bekaert LLP, the Company’s independent registered public accounting firm. Their report on the interim consolidated financial information follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have reviewed the accompanying consolidated balance sheet of Kewaunee Scientific Corporation and its subsidiaries (the “Company”) as of July 31, 2014, the related consolidated statements of operations, comprehensive income, and cash flows for the three-month periods ended July 31, 2014 and 2013, and the related consolidated statement of stockholders’ equity for the three-month period ended July 31, 2014. These interim consolidated financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of April 30, 2014, and the related consolidated statements of operations, comprehensive income and stockholders’ equity, and cash flows for the year then ended (not presented herein) and in our report dated July 17, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of April 30, 2014 is fairly stated in all material respects in relation to the consolidated financial statement from which it has been derived.

/s/ Cherry Bekaert LLP
Charlotte, North Carolina

September 10, 2014

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures made on this matter in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2014.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of July 31, 2014. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of July 31, 2014, the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that all material information required to be filed in this quarterly report is made known to them by others within the Company and its subsidiaries.

(b) Changes in internal controls

There was no significant change in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.	Exhibits

3.1	Bylaws (As amended as of August 27, 2014) [1]

10.61B	Second Amendment to Credit and Security Agreement dated June 10, 2014 [2]

10.65*	Fiscal Year 2015 Incentive Bonus Plan [2]

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	The referenced exhibit is a management contract or compensatory plan or arrangement.
[1]	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on September 2, 2014 and incorporated herein by reference.
[2]	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 2014 and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEWAUNEE SCIENTIFIC CORPORATION (Registrant)

Date: September 10, 2014	By	/s/ D. Michael Parker
D. Michael Parker (As duly authorized officer and Senior Vice President, Finance and Chief Financial Officer)