Form 10-Q
period 2014-10-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2014-12-12
CIK 55529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

or

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

As of December 8, 2014, the registrant had outstanding 2,626,848 shares of Common Stock.

KEWAUNEE SCIENTIFIC CORPORATION

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2014

i

Part 1. Financial Information

Item 1.	Financial Statements

Kewaunee Scientific Corporation

Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three months ended October 31		Six months ended October 31
	2014	2013	2014	2013
Net sales	$30,258	$26,098	$60,792	$58,101
Costs of products sold	24,436	21,205	48,822	46,632

Gross profit	5,822	4,893	11,970	11,469
Operating expenses	3,950	3,759	8,298	7,903

Operating earnings	1,872	1,134	3,672	3,566
Other income	125	90	251	170
Interest expense	(102)	(72)	(183)	(160)

Earnings before income taxes	1,895	1,152	3,740	3,576
Income tax expense	667	406	1,252	1,213

Net earnings	1,228	746	2,488	2,363
Less: net earnings attributable to the noncontrolling interest	26	21	52	51

Net earnings attributable to Kewaunee Scientific Corporation	$1,202	$725	$2,436	$2,312

Net earnings per share attributable to Kewaunee Scientific Corporation stockholders
Basic	$0.46	$0.28	$0.93	$0.89
Diluted	$0.45	$0.28	$0.92	$0.89
Weighted average number of common shares outstanding
Basic	2,626	2,606	2,623	2,601
Diluted	2,659	2,633	2,655	2,618

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three months ended October 31		Six months ended October 31
	2014	2013	2014	2013
Net earnings	$1,228	$746	$2,488	$2,363

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(126)	91	(116)	(433)
Change in fair value of cash flow hedge	(11)	(23)	2	42

Other comprehensive income (loss)	(137)	68	(114)	(391)

Comprehensive income, net of tax	1,091	814	2,374	1,972
Less: comprehensive income attributable to the noncontrolling interest	26	21	52	51

Comprehensive income attributable to Kewaunee Scientific Corporation	$1,065	$793	$2,322	$1,921

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Statement of Stockholders’ Equity

(Unaudited)

(in thousands)

$ in thousands, except per share amounts	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at April 30, 2014	$6,557	$1,642	$(57)	$32,090	$(6,273)	$33,959
Net earnings attributable to Kewaunee Scientific Corporation	—	—	—	2,436	—	2,436
Other comprehensive income (loss)	—	—	—	—	(114)	(114)
Cash dividends paid, $0.23 per share	—	—	—	(603)	—	(603)
Stock options exercised, 22,825 shares	18	10	25	—	—	53
Stock based compensation	—	108	—	—	—	108
Purchase of treasury stock, 1,159 shares	—	—	(21)	—	—	(21)

Balance at October 31, 2014	$6,575	$1,760	$(53)	$33,923	$(6,387)	$35,818

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Balance Sheets

(in thousands)

	October 31, 2014	April 30, 2014
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$4,863	$6,248
Restricted cash	2,869	368
Receivables, less allowance	24,074	23,473
Inventories	12,199	11,938
Deferred income taxes	644	646
Prepaid expenses and other current assets	1,224	680

Total Current Assets	45,873	43,353
Property, plant and equipment, at cost	47,915	46,391
Accumulated depreciation	(32,982)	(31,821)

Net Property, Plant and Equipment	14,933	14,570
Deferred income taxes	1,428	1,385
Other	3,595	3,409

Total Other Assets	5,023	4,794

Total Assets	$65,829	$62,717

Liabilities and Equity
Current Liabilities:
Short-term borrowings and interest rate swap	$941	$3,150
Current portion of long-term debt	421	421
Accounts payable	11,405	8,542
Employee compensation and amounts withheld	2,021	2,000
Deferred revenue	238	137
Other accrued expenses	2,960	1,913

Total Current Liabilities	17,986	16,163
Long-term debt	3,982	4,192
Accrued pension and deferred compensation costs	7,769	7,250
Other non-current liabilities	—	888

Total Liabilities	29,737	28,493
Commitments and Contingencies
Equity:
Common Stock	6,575	6,557
Additional paid-in-capital	1,760	1,642
Retained earnings	33,923	32,090
Accumulated other comprehensive loss	(6,387)	(6,273)
Common stock in treasury, at cost	(53)	(57)

Total Kewaunee Scientific Corporation Stockholders’ Equity	35,818	33,959
Noncontrolling interest	274	265

Total Equity	36,092	34,224

Total Liabilities and Equity	$65,829	$62,717

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six months ended October 31
	2014	2013
Cash flows from operating activities:
Net earnings	$2,488	$2,363
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	1,263	1,248
Bad debt provision	4	71
Stock based compensation expense	108	125
Provision for deferred income tax expense	(41)	(42)
Change in assets and liabilities:
(Increase) decrease in receivables	(605)	5,363
(Increase) decrease in inventories	(261)	29
Increase (decrease) in accounts payable and other accrued expenses	3,931	(2,198)
Increase (decrease) in deferred revenue	101	(420)
Other, net	(226)	(343)

Net cash provided by operating activities	6,762	6,196
Cash flows from investing activities:
Capital expenditures	(1,626)	(1,188)
(Increase) decrease in restricted cash	(2,501)	88

Net cash used in investing activities	(4,127)	(1,100)
Cash flows from financing activities:
Dividends paid	(603)	(547)
Dividends paid to noncontrolling interest in subsidiaries	(38)	(38)
Decrease in short-term borrowings and interest rate swap	(2,209)	(4,278)
Proceeds from long-term debt	—	5,000
Payments on long-term debt	(210)	(3,643)
Payment toward purchase of noncontrolling interest in subsidiary	(888)	(1,780)
Net proceeds from exercise of stock options (including tax benefit)	32	59

Net cash used in financing activities	(3,916)	(5,227)
Effect of exchange rate changes on cash	(104)	(396)

Decrease in cash and cash equivalents	(1,385)	(527)
Cash and cash equivalents, beginning of period	6,248	5,811

Cash and cash equivalents, end of period	$4,863	$5,284

Supplemental Disclosure of Cash Flow Information
Purchase of noncontrolling interest in subsidiary – Other accrued expenses and other non-current liabilities	$—	$1,775

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

These interim consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of these financial statements and should be read in conjunction with the consolidated financial statements and notes included in the Company’s 2014 Annual Report to Stockholders. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. The consolidated balance sheet as of April 30, 2014 included in this interim period filing has been derived from the audited financial statements at that date, but does not include all of the information and related notes required by generally accepted accounting principles (GAAP) for complete financial statements.

The preparation of the interim consolidated financial statements requires management to make certain estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

B. Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the three and six month periods. Diluted earnings per share reflects the assumed exercise and conversion of outstanding options under the Company’s stock option plans, except when options have an anti-dilutive effect. Options to purchase 70,800 shares were not included in the computation of diluted earnings per share for the three and six month periods ended October 31, 2014, because the option exercise prices were greater than the average market price of the common shares at that date, and accordingly, such options would have an antidilutive effect. Options to purchase 48,050 shares were not included in the computation of diluted earnings per share for the three and six month periods ended October 31, 2013, because the effect would be anti-dilutive.

C. Inventories

Inventories consisted of the following (in thousands):

	October 31, 2014	April 30, 2014
Finished products	$3,277	$2,909
Work in process	1,570	1,550
Raw materials	7,352	7,479

	$12,199	$11,938

For interim reporting, LIFO inventories are computed based on year-to-date quantities and interim changes in price levels. Changes in quantities and price levels are reflected in the interim consolidated financial statements in the period in which they occur.

D. Segment Information

The following table provides financial information by business segments for the three and six months ended October 31, 2014 and 2013 (in thousands):

	Domestic Operations	International Operations	Corporate	Total
Three months ended October 31, 2014
Revenues from external customers	$23,629	$6,629	$—	$30,258
Intersegment revenues	782	374	(1,156)	—
Earnings (loss) before income taxes	2,059	769	(933)	1,895
Three months ended October 31, 2013
Revenues from external customers	$22,061	$4,037	$—	$26,098
Intersegment revenues	532	762	(1,294)	—
Earnings (loss) before income taxes	1,382	584	(814)	1,152

	Domestic Operations	International Operations	Corporate	Total
Six months ended October 31, 2014
Revenues from external customers	$47,877	$12,915	$—	$60,792
Intersegment revenues	906	906	(1,812)	—
Earnings (loss) before income taxes	4,262	1,473	(1,995)	3,740
Six months ended October 31, 2013
Revenues from external customers	$49,134	$8,967	$—	$58,101
Intersegment revenues	1,936	1,248	(3,184)	—
Earnings (loss) before income taxes	4,564	1,141	(2,129)	3,576

E. Defined Benefit Pension Plans

The Company has non-contributory defined benefit pension plans covering substantially all salaried and hourly employees. These plans were amended as of April 30, 2005, no further benefits have been, or will be, earned under the plans, subsequent to the amendment date, and no additional participants will be added to the plans. The Company did not make any contributions to the plans during the six months ended October 31, 2014. The Company expects to make contributions of $775,000 to the plans in December 2014 for fiscal year 2015. Contributions of $300,000 were made during the six months ended October 31, 2013.

Pension expense consisted of the following (in thousands):

	Three months ended October 31, 2014	Three months ended October 31, 2013
Service cost	$-0-	$-0-
Interest cost	225	217
Expected return on plan assets	(337)	(324)
Recognition of net loss	233	288

Net periodic pension expense	$121	$181

	Six months ended October 31, 2014	Six months ended October 31, 2013
Service cost	$-0-	$-0-
Interest cost	447	429
Expected return on plan assets	(662)	(641)
Recognition of net loss	467	571

Net periodic pension expense	$252	$359

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s 2014 Annual Report to Stockholders contains management’s discussion and analysis of financial condition and results of operations as of and for the year ended April 30, 2014. The following discussion and analysis describes material changes in the Company’s financial condition since April 30, 2014. The analysis of results of operations compares the three and six months ended October 31, 2014 with the comparable periods of the prior year.

Results of Operations

Sales for the three months ended October 31, 2014 were $30,258,000, an increase of 16% from sales of $26,098,000 in the comparable period of the prior year. Sales from Domestic Operations were $23,629,000, up from $22,061,000 in the comparable period of the prior year. The increase in domestic sales reflects increased demand for the Company’s products in certain geographic areas of the country. Sales from International Operations were $6,629,000, up from $4,037,000 in the comparable period of the prior year, as the Company continues to realize new sales opportunities in the international marketplace.

Sales for the six months ended October 31, 2014 were $60,792,000, up 5% from sales of $58,101,000 in the same period last year. Domestic Operations sales for the six-month period were $47,877,000, down from sales of $49,134,000 in the same period last year. International Operations sales were $12,915,000, up 44% from sales of $8,967,000 in the same period last year. The increase in International Operations sales resulted from the Company continuing to realize new sales opportunities in the international marketplace.

The order backlog was $84.5 million at October 31, 2014, as compared to $82.7 million at July 31, 2014 and $69.5 million at October 31, 2013.

The gross profit margin for the three months ended October 31, 2014 was 19.2% of sales, as compared to 18.7% of sales in the comparable quarter of the prior year. The increase in the margin was the result of cost reduction activities, partially offset by the unfavorable impact of a change in product mix for international sales. The gross profit margin for the six months ended October 31, 2014 was 19.7% of sales, unchanged from the comparable period of the prior year.

Operating expenses for the three months ended October 31, 2014 were $3,950,000, or 13.1% of sales, as compared to $3,759,000, or 14.4% of sales, in the comparable period of the prior year. Operating expenses for the three months ended October 31, 2014 reflect an increase of $118,000 in sales and marketing expenses, and an increase of $180,000 in incentive compensation, partially offset by decreases in defined benefit pension expense of $60,000 and bad debt expense of $64,000. Operating expenses for the six months ended October 31, 2014 were $8,298,000, or 13.6% of sales, as compared to $7,903,000, or 13.6% of sales in the comparable period of the prior year. Operating expenses for the six months ended October 31, 2014 reflect an increase of $466,000 in sales and marketing expenses, an increase of $213,000 in operating expenses for the Company’s International Operations, and an increase of $61,000 in incentive compensation, partially offset by a decrease in corporate and administrative salaries of $198,000, a $107,000 reduction in defined benefit pension expense, and a $67,000 reduction in bad debt expense.

Interest expense was $102,000 and $183,000 for the three and six months ended October 31, 2014, respectively, as compared to $72,000 and $160,000 for the comparable periods of the prior year. The increases for the current year periods resulted primarily from higher borrowing levels.

Income tax expense of $667,000 was recorded for the three months ended October 31, 2014, as compared to income tax expense of $406,000 recorded for the comparable period of the prior year. Income tax expense of $1,252,000 was recorded for the six months ended October 31, 2014, as compared to income tax expense of $1,213,000 recorded for the comparable period of the prior year. The effective tax rate was 35.2% for each of the three-month periods ended October 31, 2014 and 2013. The effective tax rates were 33.5% and 33.9% for the six months ended October 31, 2014 and 2013, respectively. The differences between the effective tax rates in each of these periods resulted primarily from varying ratios of pretax earnings attributable to subsidiaries located in geographic locations with lower income tax rates. Also, the effective tax rates in each of the periods of the current year and prior year were reduced from statutory tax rates by the favorable impact of state and federal tax credits.

Noncontrolling interests related to the Company’s subsidiary that is not 100% owned by the Company reduced net earnings by $26,000 for the three months ended October 31, 2014, as compared to $21,000 for the comparable period of the prior year. Net earnings were reduced by $52,000 and $51,000 for the six months ended October 31, 2014 and 2013, respectively. The changes in the amounts between each of these periods were directly attributable to changes in the amounts of net income reported for the Company’s one subsidiary that is not 100% owned by the Company.

Net earnings of $1,202,000, or $0.45 per diluted share, were reported for the three months ended October 31, 2014, compared to net earnings of $725,000, or $0.28 per diluted share, in the prior year period. Net earnings of $2,436,000, or $0.92 per diluted share, were reported for the six months ended October 31, 2014, compared to net earnings of $2,312,000, or $0.89 per diluted share, for the same period last year.

Liquidity and Capital Resources

Historically, the Company’s principal sources of liquidity have been funds generated from operations, supplemented as needed by short-term borrowings under the Company’s revolving credit facility. Additionally, certain machinery and equipment are financed by non-cancellable operating leases or capital leases. The Company believes that these sources will be sufficient to support ongoing business requirements in the current fiscal year, including capital expenditures.

The Company had working capital of $27,887,000 at October 31, 2014, compared to $27,190,000 at April 30, 2014. The ratio of current assets to current liabilities was 2.6-to-1.0 at October 31, 2014, compared to 2.7-to-1.0 at April 30, 2014. At October 31, 2014, advances of $699,000 were outstanding under the Company’s bank revolving credit facility, as compared to advances of $2,900,000 outstanding as of April 30, 2014. The Company had standby letters of credit outstanding of $4,210,000 at October 31, 2014, compared to $4,305,000 at April 30, 2014. Amounts available under the $20 million revolving credit facility were $15.1 million and $12.8 million at October 31, 2014 and April 30, 2014, respectively. Total bank borrowings were $5,102,000 at October 31, 2014, as compared to $7,763,000 at April 30, 2014.

The Company’s operations provided cash of $6,762,000 during the six months ended October 31, 2014. Cash was primarily provided from earnings and an increase in accounts payable and other accrued expenses of $3,931,000, which was partially offset by an increase in accounts receivable of $605,000, and an increase in inventories of $261,000. The large increase in accounts payable and accrued expenses was primarily attributable to the start-up of a large international project. The Company’s operations provided cash of $6,196,000 during the six months ended October 31, 2013, with cash primarily provided from earnings and a decrease in accounts receivable of $5,363,000, partially offset by a decrease in accounts payable and accrued expenses of $2,198,000.

During the six months ended October 31, 2014, net cash of $4,127,000 was used in investing activities for capital expenditures of $1,626,000 and an increase in restricted cash of $2,501,000. The increase in restricted cash resulted from the Company’s pledge of cash to support bank guarantees required for the start-up of a large international project. This compares to the net use of cash of $1,100,000 for investing activities in the comparable period of the prior year for capital expenditures of $1,188,000, offset by a decrease in restricted cash of $88,000.

The Company’s financing activities used cash of $3,916,000 during the six months ended October 31, 2014 for the payment of $888,000 for the second installment toward the purchase of the noncontrolling interest in a subsidiary, $2,209,000 for repayment of short-term borrowings, cash dividends of $603,000 paid to stockholders, cash dividends of $38,000 paid to minority interest holders, and payments of $210,000 on long-term debt. The Company’s financing activities used cash of $5,227,000 during the six months ended October 31, 2013 for payment of $1,780,000 toward the purchase of the noncontrolling interest in a subsidiary, repayment of short-term borrowings of $4,278,000, cash dividends of $547,000 paid to stockholders, and cash dividends of $38,000 paid to minority interest holders. This was partially offset by a net increase in long-term debt of $1,357,000 in conjunction with the replacement of the Company’s long-term loans with a new lender.

Outlook

The Company’s ability to predict future demand for its products continues to be limited given its role as subcontractor or supplier to dealers for subcontractors. Demand for the Company’s products is also dependent upon the number of laboratory construction projects planned and/or current progress in projects already under construction. The Company’s earnings are also impacted by fluctuations in prevailing pricing for projects in the laboratory construction marketplace and increased costs of raw materials, including stainless steel, wood, and epoxy resin, and whether the Company is able to increase product prices to customers in amounts that correspond to such increases without materially and adversely affecting sales. Additionally, since prices are normally quoted on a firm basis in the industry, the Company bears the burden of possible increases in labor and material costs between the quotation of an order and delivery of a product. The Company is also unable to predict the strength of the global economic recovery and its short-term and long-term impact on the Company’s operations and the markets in which it competes. Looking forward, the Company expects the second half of fiscal year 2015 to be profitable for the Company.

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

REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

A review of the interim consolidated financial information included in this Quarterly Report on Form 10-Q for each of the three and six month periods ended October 31, 2014 and October 31, 2013 has been performed by Cherry Bekaert LLP, the Company’s independent registered public accounting firm. Their report on the interim consolidated financial information follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have reviewed the accompanying consolidated balance sheet of Kewaunee Scientific Corporation and its subsidiaries (the “Company”) as of October 31, 2014, the related consolidated statements of operations, and comprehensive income for the three-month and six-month periods ended October 31, 2014 and 2013, the related consolidated statement of stockholders’ equity for the six-month period ended October 31, 2014, and the related consolidated statements of cash flows for the six-month periods ended October 31, 2014 and 2013. These interim consolidated financial statements are the responsibility of the Company’s management.

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

December 12, 2014

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures made on this matter in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2014.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 31, 2014. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of October 31, 2014, the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that all material information required to be filed in this quarterly report is made known to them by others within the Company and its subsidiaries.

(b) Changes in internal controls

There was no significant change in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.	Exhibits

3.1	Bylaws (As amended as of August 27, 2014) (1)

10.1 *	Restated and Amended Change of Control Employment Agreement, dated August 27, 2014, between the Company and David M. Rausch. (1)

10.2 *	Extension Agreement, dated August 27, 2014, with respect to the Change of Control Employment Agreement of D. Michael Parker. (1)

10.3 *	Extension Agreement, dated August 27, 2014, with respect to the Change of Control Employment Agreement of Kurt P. Rindoks. (1)

10.4 *	Extension Agreement, dated August 27, 2014, with respect to the Change of Control Employment Agreement of Keith D. Smith. (1)

10.5 *	Extension Agreement, dated August 27, 2014, with respect to the Change of Control Employment Agreement of Elizabeth D. Phillips. (1)

10.6 *	Extension Agreement, dated August 27, 2014, with respect to the Change of Control Employment Agreement of Dana L. Dahlgren. (1)

10.7 *	First Amendment to the Re-Established Retirement Plan for Salaried Employees of Kewaunee Scientific Corporation (1)

10.8 *	First Amendment to the Re-Established Retirement Plan for Hourly Employees of Kewaunee Scientific Corporation (1)

10.9 *	Amendment No. One to the Kewaunee Scientific Corporation Pension Equalization Plan (1)

10.10 *	Amendment No. One to the Kewaunee Scientific Corporation 401 Plus Executive Deferred Compensation Plan (1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	The referenced exhibit is a management contract or compensatory plan or arrangement.
(1)	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission file No. 0-5286) filed on September 2, 2014 and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEWAUNEE SCIENTIFIC CORPORATION
(Registrant)

Date: December 12, 2014	By	/s/ D. Michael Parker
D. Michael Parker
(As duly authorized officer and Senior Vice President, Finance and Chief Financial Officer)