Form 10-Q
period 2015-01-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2015-03-13
CIK 55529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

or

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

As of March 9, 2015, the registrant had outstanding 2,628,838 shares of Common Stock.

KEWAUNEE SCIENTIFIC CORPORATION

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2015

i

Part 1. Financial Information

Item 1.	Financial Statements

Kewaunee Scientific Corporation

Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three months ended January 31		Nine months ended January 31
	2015	2014	2015	2014
Net sales	$27,754	$26,013	$88,546	$84,114
Costs of products sold	23,298	21,302	72,120	67,934

Gross profit	4,456	4,711	16,426	16,180
Operating expenses	3,872	3,773	12,170	11,676

Operating earnings	584	938	4,256	4,504
Other income	134	95	385	265
Interest expense	(91)	(116)	(274)	(276)

Earnings before income taxes	627	917	4,367	4,493
Income tax expense	109	292	1,361	1,505

Net earnings	518	625	3,006	2,988
Less: net earnings attributable to the noncontrolling interest	34	21	86	72

Net earnings attributable to Kewaunee Scientific Corporation	$484	$604	$2,920	$2,916

Net earnings per share attributable to Kewaunee Scientific Corporation stockholders
Basic	$0.18	$0.23	$1.11	$1.12
Diluted	$0.18	$0.22	$1.10	$1.11
Weighted average number of common shares outstanding
Basic	2,628	2,615	2,625	2,606
Diluted	2,659	2,645	2,656	2,627

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three months ended January 31		Nine months ended January 31
	2015	2014	2015	2014
Net earnings	$518	$625	$3,006	$2,988

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(130)	(133)	(246)	(566)
Change in fair value of cash flow hedge	(17)	28	(15)	70

Other comprehensive income (loss)	(147)	(105)	(261)	(496)

Comprehensive income, net of tax	371	520	2,745	2,492
Less: comprehensive income attributable to the noncontrolling interest	34	21	86	72

Comprehensive income attributable to Kewaunee Scientific Corporation	$337	$499	$2,659	$2,420

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Statement of Stockholders’ Equity

(Unaudited)

(in thousands)

$ in thousands, except per share amounts	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at April 30, 2014	$6,557	$1,642	$(57)	$32,090	$(6,273)	$33,959
Net earnings attributable to Kewaunee Scientific Corporation	—	—	—	2,920	—	2,920
Other comprehensive income (loss)	—	—	—	—	(261)	(261)
Cash dividends paid, $0.35 per share	—	—	—	(919)	—	(919)
Stock options exercised, 29,075 shares	23	6	25	—	—	54
Stock based compensation	—	154	—	—	—	154
Purchase of treasury stock, 1,159 shares	—	—	(21)	—	—	(21)

Balance at January 31, 2015	$6,580	$1,802	$(53)	$34,091	$(6,534)	$35,886

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Balance Sheets

(in thousands)

	January 31, 2015	April 30, 2014
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$3,863	$6,248
Restricted cash	2,524	368
Receivables, less allowance	25,062	23,473
Inventories	12,430	11,938
Deferred income taxes	655	646
Prepaid expenses and other current assets	1,048	680

Total Current Assets	45,582	43,353
Property, plant and equipment, at cost	48,409	46,391
Accumulated depreciation	(33,604)	(31,821)

Net Property, Plant and Equipment	14,805	14,570
Deferred income taxes	1,447	1,385
Other	3,616	3,409

Total Other Assets	5,063	4,794

Total Assets	$65,450	$62,717

Liabilities and Equity
Current Liabilities:
Short-term borrowings and interest rate swap	$1,036	$3,150
Current portion of long-term debt	421	421
Accounts payable	12,093	8,542
Employee compensation and amounts withheld	1,358	2,000
Deferred revenue	296	137
Other accrued expenses	3,026	1,913

Total Current Liabilities	18,230	16,163
Long-term debt	3,876	4,192
Accrued pension and deferred compensation costs	7,152	7,250
Other non-current liabilities	—	888

Total Liabilities	29,258	28,493
Commitments and Contingencies
Equity:
Common Stock	6,580	6,557
Additional paid-in-capital	1,802	1,642
Retained earnings	34,091	32,090
Accumulated other comprehensive loss	(6,534)	(6,273)
Common stock in treasury, at cost	(53)	(57)

Total Kewaunee Scientific Corporation Stockholders’ Equity	35,886	33,959
Noncontrolling interest	306	265

Total Equity	36,192	34,224

Total Liabilities and Equity	$65,450	$62,717

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine months ended January 31
	2015	2014
Cash flows from operating activities:
Net earnings	$3,006	$2,988
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	1,900	1,846
Bad debt provision	34	109
Stock based compensation expense	154	186
Provision for deferred income tax expense	(71)	(80)
Change in assets and liabilities:
(Increase) decrease in receivables	(1,623)	3,805
(Increase) decrease in inventories	(492)	696
Increase (decrease) in accounts payable and other accrued expenses	4,022	(2,127)
Increase (decrease) in deferred revenue	159	(317)
Other, net	(750)	126

Net cash provided by operating activities	6,339	7,232
Cash flows from investing activities:
Capital expenditures	(2,135)	(1,614)
(Increase) decrease in restricted cash	(2,156)	14

Net cash used in investing activities	(4,291)	(1,600)
Cash flows from financing activities:
Dividends paid	(919)	(834)
Dividends paid to noncontrolling interest in subsidiaries	(38)	(38)
Decrease in short-term borrowings and interest rate swap	(2,114)	(2,828)
Proceeds from long-term debt	—	5,000
Payments on long-term debt	(316)	(3,748)
Payment toward purchase of noncontrolling interest in subsidiary	(888)	(1,780)
Net proceeds from exercise of stock options (including tax benefit)	33	59

Net cash used in financing activities	(4,242)	(4,169)
Effect of exchange rate changes on cash	(191)	(616)

(Decrease) increase in cash and cash equivalents	(2,385)	847
Cash and cash equivalents, beginning of period	6,248	5,811

Cash and cash equivalents, end of period	$3,863	$6,658

Supplemental Disclosure of Cash Flow Information
Purchase of noncontrolling interest in subsidiary – Other accrued expenses and other non-current liabilities	$—	$1,775

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Notes to Consolidated Financial Statements

(unaudited)

A. Financial Information

The unaudited interim consolidated financial statements of Kewaunee Scientific Corporation (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading.

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

B. Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the three and nine month periods. Diluted earnings per share reflects the assumed exercise and conversion of outstanding options under the Company’s stock option plans, except when options have an anti-dilutive effect. Options to purchase 70,800 shares were not included in the computation of diluted earnings per share for the three and nine month periods ended January 31, 2015, because the option exercise prices were greater than the average market price of the common shares at that date, and accordingly, such options would have an antidilutive effect. Options to purchase 36,600 shares were not included in the computation of diluted earnings per share for the three and nine month periods ended January 31, 2014, because the effect would be anti-dilutive.

C. Inventories

Inventories consisted of the following (in thousands):

	January 31, 2015	April 30, 2014
Finished products	$3,137	$2,909
Work in process	1,412	1,550
Raw materials	7,881	7,479

	$12,430	$11,938

For interim reporting, LIFO inventories are computed based on year-to-date quantities and interim changes in price levels. Changes in quantities and price levels are reflected in the interim consolidated financial statements in the period in which they occur.

D. Segment Information

The following table provides financial information by business segments for the three and nine months ended January 31, 2015 and 2014 (in thousands):

	Domestic Operations	International Operations	Corporate	Total
Three months ended January 31, 2015
Revenues from external customers	$20,025	$7,729	$—	$27,754
Intersegment revenues	501	697	(1,198)	—
Earnings (loss) before income taxes	264	1,046	(683)	627
Three months ended January 31, 2014
Revenues from external customers	$21,544	$4,469	$—	$26,013
Intersegment revenues	214	456	(670)	—
Earnings (loss) before income taxes	1,227	678	(988)	917

	Domestic Operations	International Operations	Corporate	Total
Nine months ended January 31, 2015
Revenues from external customers	$67,902	$20,644	$—	$88,546
Intersegment revenues	1,407	1,603	(3,010)	—
Earnings (loss) before income taxes	4,526	2,519	(2,678)	4,367
Nine months ended January 31, 2014
Revenues from external customers	$70,678	$13,436	$—	$84,114
Intersegment revenues	2,150	1,704	(3,854)	—
Earnings (loss) before income taxes	5,791	1,819	(3,117)	4,493

E. Defined Benefit Pension Plans

The Company has non-contributory defined benefit pension plans. These plans were amended as of April 30, 2005, no further benefits have been, or will be, earned under the plans, subsequent to the amendment date, and no additional participants will be added to the plans. Contributions of $775,000 were paid to the plans during the nine months ended January 31, 2015, and the Company does not expect any contributions to be paid to the plans during the remainder of the fiscal year. Contributions of $300,000 were made during the nine months ended January 31, 2014.

Pension expense consisted of the following (in thousands):

	Three months ended January 31, 2015	Three months ended January 31, 2014
Service cost	$-0-	$-0-
Interest cost	223	214
Expected return on plan assets	(331)	(321)
Recognition of net loss	233	286

Net periodic pension expense	$125	$179

	Nine months ended January 31, 2015	Nine months ended January 31, 2014
Service cost	$-0-	$-0-
Interest cost	670	643
Expected return on plan assets	(993)	(962)
Recognition of net loss	700	857

Net periodic pension expense	$377	$538

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s 2014 Annual Report to Stockholders contains management’s discussion and analysis of financial condition and results of operations as of and for the year ended April 30, 2014. The following discussion and analysis describes material changes in the Company’s financial condition since April 30, 2014. The analysis of results of operations compares the three and nine months ended January 31, 2015 with the comparable periods of the prior year.

Results of Operations

Sales for the three months ended January 31, 2015 were $27,754,000, an increase of 7% from sales of $26,013,000 in the comparable period of the prior year. Sales from Domestic Operations were $20,025,000, down from $21,544,000 in the comparable period of the prior year. The decrease in Domestic Operations sales resulted from the challenging domestic laboratory construction marketplace, particularly for educational laboratory construction projects. Sales from International Operations were $7,729,000, up from $4,469,000 in the comparable period of the prior year, as sales benefited from shipments of several large international orders received in earlier periods.

Sales for the nine months ended January 31, 2015 were $88,546,000, up 5% from sales of $84,114,000 in the same period last year. Domestic Operations sales for the nine-month period were $67,902,000, down from sales of $70,678,000 in the same period last year, due to the challenging laboratory construction marketplace. International Operations sales were $20,644,000, up 54% from sales of $13,436,000 in the same period last year, as several large orders taken in the prior year were shipped in the current year period.

The order backlog was $78.0 million at January 31, 2015, as compared to $84.5 million at October 31, 2014 and $69.8 million at January 31, 2014.

The gross profit margin for the three months ended January 31, 2015 was 16.1% of sales, as compared to 18.1% of sales in the comparable quarter of the prior year. The decrease in the margin was the result of highly-competitive pricing in the domestic marketplace and an unfavorable product mix. The gross profit margin for the nine months ended January 31, 2015 was 18.6% of sales, as compared to 19.2% in the comparable period of the prior year.

Operating expenses for the three months ended January 31, 2015 were $3,872,000, or 14.0% of sales, as compared to $3,773,000, or 14.5% of sales, in the comparable period of the prior year. Operating expenses for the three months ended January 31, 2015 reflect an increase of $47,000 in sales and marketing expenses, an increase of $235,000 for the Company’s International Operations, and an increase of $95,000 in salaries and benefits, partially offset by a $54,000 reduction in defined benefit pension expense, a $275,000 reduction in incentive compensation and an $8,000 reduction in bad debt expense. Operating expenses for the nine months ended January 31, 2015 were $12,170,000, or 13.7% of sales, as compared to $11,676,000, or 13.9% of sales in the comparable period of the prior year. Operating expenses for the nine months ended January 31, 2015 reflect an increase of $243,000 in sales and marketing expenses, an increase of $453,000 in operating expenses for the Company’s International Operations, and an increase of $191,000 in salaries and benefits, partially offset by a $161,000 reduction in defined benefit pension expense, a $214,000 reduction in incentive compensation and a $75,000 reduction in bad debt expense.

Interest expense was $91,000 and $274,000 for the three and nine months ended January 31, 2015, respectively, as compared to $116,000 and $276,000 for the comparable periods of the prior year. The decreases for the current year periods resulted primarily from lower borrowing levels.

Income tax expense of $109,000 was recorded for the three months ended January 31, 2015, as compared to income tax expense of $292,000 recorded for the comparable period of the prior year. Income tax expense of $1,361,000 was recorded for the nine months ended January 31, 2015, as compared to income tax expense of $1,505,000 recorded for the comparable period of the prior year. The effective tax rates were 17.4% and 31.8% for each of the three-month periods ended January 31, 2015 and 2014, respectively. The effective tax rates were 31.2% and 33.5% for the nine months ended January 31, 2015 and 2014, respectively. The effective tax rate for the current three month period was lower than the comparable period of the prior year primarily due to the impact of the reinstatement of the federal research and development (R&D) tax credit in January 2015 retroactive to 2014. The cumulative impact of these credits for the first six months of the fiscal year was considered in the third quarter effective rate calculation. Additionally, the effective tax rates in all of the reported periods were impacted by the varying ratios of pretax earnings attributable to subsidiaries located in geographic locations with lower income tax rates.

Noncontrolling interests related to the Company’s subsidiary that is not 100% owned by the Company reduced net earnings by $34,000 for the three months ended January 31, 2015, as compared to $21,000 for the comparable period of the prior year. Net earnings were reduced by $86,000 and $72,000 for the nine months ended January 31, 2015 and 2014, respectively. The changes in the amounts between each of these periods were directly attributable to changes in the amounts of net income reported for the Company’s one subsidiary that is not 100% owned by the Company.

Net earnings of $484,000, or $0.18 per diluted share, were reported for the three months ended January 31, 2015, compared to net earnings of $604,000, or $0.22 per diluted share, in the prior year period. Net earnings of $2,920,000, or $1.10 per diluted share, were reported for the nine months ended January 31, 2015, compared to net earnings of $2,916,000, or $1.11 per diluted share, for the same period last year.

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

The Company had working capital of $27,352,000 at January 31, 2015, compared to $27,190,000 at April 30, 2014. The ratio of current assets to current liabilities was 2.5-to-1.0 at January 31, 2015, compared to 2.7-to-1.0 at April 30, 2014. At January 31, 2015, advances of $272,000 were outstanding under the Company’s bank revolving credit facility, as compared to advances of $2,900,000 outstanding as of April 30, 2014. The Company had standby letters of credit outstanding of $4,210,000 at January 31, 2015, compared to $4,305,000 at April 30, 2014. Amounts available under the $20 million revolving credit facility were $15.5 million and $12.8 million at January 31, 2015 and April 30, 2014, respectively. Total bank borrowings were $5,333,000 at January 31, 2015, as compared to $7,763,000 at April 30, 2014.

The Company’s operations provided cash of $6,339,000 during the nine months ended January 31, 2015. Cash was primarily provided from earnings and an increase in accounts payable and other accrued expenses of $4,022,000, which was partially offset by an increase in accounts receivable of $1,623,000, and an increase in inventories of $492,000. The large increase in accounts payable and accrued expenses was primarily attributable to the start-up of a large international project during the current year. The Company’s operations provided cash of $7,232,000 during the nine months ended January 31, 2014, with cash primarily provided from earnings and a decrease in accounts receivable of $3,805,000, partially offset by a decrease in accounts payable and accrued expenses of $2,127,000.

During the nine months ended January 31, 2015, net cash of $4,291,000 was used in investing activities for capital expenditures of $2,135,000 and an increase in restricted cash of $2,156,000. The increase in restricted cash resulted from the Company’s pledge of cash to support bank guarantees required for the start-up of a large international project. This compares to the net use of cash of $1,600,000 for investing activities in the comparable period of the prior year for capital expenditures of $1,614,000, offset by a decrease in restricted cash of $14,000.

The Company’s financing activities used cash of $4,242,000 during the nine months ended January 31, 2015 for the payment of $888,000 for the second installment toward the purchase of the noncontrolling interest in a subsidiary, $2,114,000 for repayment of short-term borrowings, cash dividends of $919,000 paid to stockholders, cash dividends of $38,000 paid to minority interest holders, and payments of $316,000 on long-term debt. The Company’s financing activities used cash of $4,169,000 during the nine months ended January 31, 2014 for payment of $1,780,000 toward the purchase of the noncontrolling interest in a subsidiary, repayment of short-term borrowings of $2,828,000, cash dividends of $834,000 paid to stockholders, and cash dividends of $38,000 paid to minority interest holders. This was partially offset by a net increase in long-term debt of $1,252,000 in conjunction with the replacement of the Company’s long-term loans with a new lender.

Outlook

The Company’s ability to predict future demand for its products continues to be limited given its role as subcontractor or supplier to dealers for subcontractors. Demand for the Company’s products is also dependent upon the number of laboratory construction projects planned and/or current progress in projects already under construction. The Company’s earnings are also impacted by fluctuations in prevailing pricing for projects in the laboratory construction marketplace and increased costs of raw materials, including stainless steel, wood, and epoxy resin, and whether the Company is able to increase product prices to customers in amounts that correspond to such increases without materially and adversely affecting sales. Additionally, since prices are normally quoted on a firm basis in the industry, the Company bears the burden of possible increases in labor and material costs between the quotation of an order and delivery of a product. The Company is also unable to predict the strength of the global economic recovery and its short-term and long-term impact on the Company’s operations and the markets in which it competes. Looking forward, the Company expects sales and earnings for the fourth quarter to improve over the third quarter of the current fiscal year.

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

REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

A review of the interim consolidated financial information included in this Quarterly Report on Form 10-Q for each of the three and nine month periods ended January 31, 2015 and January 31, 2014 has been performed by Cherry Bekaert LLP, the Company’s independent registered public accounting firm. Their report on the interim consolidated financial information follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have reviewed the accompanying consolidated balance sheet of Kewaunee Scientific Corporation and its subsidiaries (the “Company”) as of January 31, 2015, the related consolidated statements of operations, and comprehensive income for the three-month and nine-month periods ended January 31, 2015 and 2014, the related consolidated statement of stockholders’ equity for the nine-month period ended January 31, 2015, and the related consolidated statements of cash flows for the nine-month periods ended January 31, 2015 and 2014. These interim consolidated financial statements are the responsibility of the Company’s management.

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

March 13, 2015

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures made on this matter in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2014.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of January 31, 2015. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of January 31, 2015, the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that all material information required to be filed in this quarterly report is made known to them by others within the Company and its subsidiaries.

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

KEWAUNEE SCIENTIFIC CORPORATION
(Registrant)

Date: March 13, 2015	By	/s/ D. Michael Parker
D. Michael Parker
(As duly authorized officer and Senior Vice President, Finance and Chief Financial Officer)