Form 10-K
period 2015-04-30
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2015-07-20
CIK 55529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2015 or

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of shares of voting stock held by non-affiliates of the registrant was approximately $37,017,961 based on the last reported sale price of the registrant’s Common Stock on October 31, 2014, the last business day of the registrant’s most recently completed second fiscal quarter. Only shares beneficially owned by directors of the registrant (excluding shares subject to options) and each person owning more than 10% of the outstanding Common Stock of the registrant were excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of July 15, 2015, the registrant had outstanding 2,629,838 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: Those portions of the Company’s proxy statement for use in connection with Kewaunee Scientific Corporation’s annual meeting of stockholders to be held on August 26, 2015, indicated in this report are incorporated by reference into Part III hereof.

PART I

Item 1. Business

GENERAL

Kewaunee Scientific Corporation was founded in 1906, incorporated in Michigan in 1941, became publicly-held in 1968, and was reincorporated in Delaware in 1970. Our principal business is the design, manufacture, and installation of laboratory, healthcare, and technical furniture products. Laboratory furniture products include both steel and wood cabinetry, fume hoods, adaptable modular systems, moveable workstations, biological safety cabinets, and epoxy resin worksurfaces and sinks. Healthcare furniture products include laminate casework, carts, storage systems, and related products for healthcare applications. Technical furniture products include column systems, slotted-post systems, pedestal systems, and stand-alone benches.

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

Our business is not generally cyclical, although sales are sometimes lower during our third quarter because of slower construction activity in certain areas of the country during the winter months. Our business is not dependent on any one or a few customers. However, sales to our national stocking distributor represented approximately 12%, 9% and 11% of sales in each of fiscal years 2015, 2014 and 2013, respectively, and revenue for two of the Company’s Americas dealers represented in the aggregate approximately 24%, 24% and 14% of the Company’s sales in fiscal years 2015, 2014, and 2013, respectively.

Our order backlog at April 30, 2015 was $90.1 million, as compared to $89.0 million at April 30, 2014 and $80.2 million at April 30, 2013. Based on scheduled shipment dates and past experience, we estimate that more than 70% percent of our order backlog at April 30, 2015 will be shipped during fiscal year 2016. However, it may reasonably be expected that delays in shipments will occur because of customer rescheduling or delay in completion of projects which involve the installation of our products.

SEGMENT INFORMATION

See Note 9 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for information concerning our Americas and International business segments.

COMPETITION

We consider the industries in which we compete to be highly competitive and believe that the principal competitive factors are price, product performance, and customer service. A significant portion of our business is based upon competitive public bidding.

RESEARCH AND DEVELOPMENT

The amount spent and expensed by us during the fiscal year ended April 30, 2015 on research and development activities related to new or redesigned products was $936,000. The amounts spent for similar purposes in the fiscal years ended April 30, 2014 and 2013 were $842,000 and $872,000, respectively.

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

EMPLOYEES

At April 30, 2015, the Company had the following number of full-time employees:

            470 (United States); 175 (International).

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

We have substantial sales to our national stocking distributor and two of our Americas dealers. The combined sales to these three customers accounted for approximately 36% of our sales in fiscal year 2015. Loss of all or a part of our sales to a large customer would have a material effect on our revenues and profits.

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

Item 2. Properties

We own and operate three adjacent manufacturing facilities in Statesville, North Carolina. These facilities also house our corporate offices, as well as sales and marketing, administration, engineering and drafting personnel. These facilities together comprise approximately 413,000 square feet and are located on approximately 20 acres of land. In addition, at April 30, 2015, we leased our primary distribution facility and other warehouse facilities totaling 251,000 square feet in Statesville, North Carolina. We lease sales offices in Naperville, Illinois; Bedminster, New Jersey; Newport, Delaware; Ventura, California; and Singapore. In Bangalore, India we lease and operate a manufacturing facility comprising 55,000 square feet, a warehouse facility comprising 11,000 square feet and a facility comprising 7,000 square feet that houses sales and administrative offices. In Suzhou, China we also lease and operate a facility totaling 11,000 square feet. We believe our facilities are suitable for their respective uses and are adequate for our current needs.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015
High	$18.22	$18.75	$19.00	$18.50
Low	$15.74	$16.50	$16.75	$15.30
Close	$18.02	$17.40	$17.62	$15.80

2014
High	$13.83	$17.80	$18.40	$17.02
Low	$11.08	$13.34	$14.81	$15.87
Close	$13.40	$17.36	$16.54	$16.82

As of July 13, 2015, we estimate there were approximately 1,343 holders of our common shares, of which 162 were stockholders of record. We paid cash dividends per share of $0.47, $0.44 and $0.40 for fiscal years 2015, 2014 and 2013, respectively. We expect to pay dividends in the future in line with our actual and anticipated future operating results.

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

	Years Ended April 30
$ and shares in thousands, except per share amounts	2015	2014	2013
OPERATING STATEMENT DATA:
Net sales	$118,828	$111,166	$117,121
Costs of products sold	97,062	89,134	94,863

Gross profit	21,766	22,032	22,258
Operating expenses	16,540	16,068	16,981

Operating earnings	5,226	5,964	5,277
Other income	484	395	306
Interest expense	(325)	(373)	(362)

Earnings before income taxes	5,385	5,896	5,221
Income tax expense	1,745	1,983	1,540

Net earnings	3,640	4,003	3,681
Less: net earnings attributable to noncontrolling interest	111	108	637

Net earnings attributable to Kewaunee Scientific Corporation	$3,529	$3,895	$3,044

Weighted average shares outstanding:
Basic	2,626	2,608	2,587
Diluted	2,658	2,634	2,600

PER SHARE DATA:
Net earnings attributable to Kewaunee Scientific Corporation Stockholders
Basic	$1.34	$1.49	$1.18
Diluted	$1.33	$1.48	$1.17
Cash dividends	$0.47	$0.44	$0.40
Year-end book value	$13.28	$12.97	$12.22

	As of April 30
$ in thousands	2015	2014	2013
BALANCE SHEET DATA:
Current assets	$48,762	$43,353	$47,230
Current liabilities	21,055	16,163	22,115
Net working capital	27,707	27,190	25,115
Net property, plant and equipment	14,523	14,570	15,098
Total assets	69,490	62,717	68,742
Total borrowings/long-term debt	9,147	7,763	10,464
Kewaunee Scientific Corporation Stockholders’ equity	$34,876	$33,959	$31,676

OTHER DATA:
Capital expenditures	$2,568	$2,021	$2,405
Year-end stockholders of record	162	175	180
Year-end employees (Americas)	470	483	456
Year-end employees (International)	175	136	131

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

INTRODUCTION

Kewaunee Scientific Corporation is a recognized leader in the design, manufacture and installation of laboratory, healthcare and technical furniture products. The Company’s corporate headquarters are located in Statesville, North Carolina. Direct sales offices are located in the United States, India, Singapore, and China. Three manufacturing facilities are located in Statesville serving the domestic and international markets, and one manufacturing facility is located in Bangalore, India serving the local and Asian markets. The Company’s China headquarters, sales office, and assembly operation are located in Suzhou Industrial Park, China. Kewaunee Scientific Corporation’s website is located at www.kewaunee.com.

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

RESULTS OF OPERATIONS

Sales for fiscal year 2015 were $118.8 million, an increase of 7% from fiscal year 2014 sales of $111.2 million. Americas sales for fiscal year 2015 were $93.1 million, an increase of 1% from fiscal year 2014 sales of $91.8 million. The increase in Americas sales was attributable to strong incoming orders during the fourth quarter. International sales for fiscal year 2015 were $25.7 million, an increase of 33% from fiscal year 2014 sales of $19.4 million. The increase in International sales was due to shipments during the year of several large orders received in the prior year.

Sales for fiscal year 2014 were $111.2 million, a decrease of 5% from fiscal year 2013 sales of $117.1 million. Americas sales for fiscal year 2014 were $91.8 million, a decrease of 2% from fiscal year 2013 sales of $93.5 million. The decrease in Americas sales was due to the Company’s successful strategy to improve product mix and margins by selling more laboratory projects through its dealer network (instead of directly to the customer), with the Company only providing manufactured products and the dealers providing related project management, installation, and other service activities. International sales for fiscal year 2014 were $19.4 million, a decrease of 18% from fiscal year 2013 sales of $23.6 million. The decrease in International sales was due to a delay in the required ship date for a large order.

Our order backlog was $90.1 million at April 30, 2015, as compared to $89.0 million at April 30, 2014 and $80.2 million at April 30, 2013.

Gross profit represented 18.3%, 19.8% and 19.0% of sales in fiscal years 2015, 2014 and 2013, respectively. The decrease in gross profit margin for fiscal year 2015 was primarily due to very competitive pricing in the Americas laboratory furniture marketplace, particularly the large higher education projects. The increase in gross profit margin for fiscal year 2014 was primarily due to a more favorable product sales mix.

Operating expenses were $16.5 million, $16.1 million and $17.0 million in fiscal years 2015, 2014 and 2013, respectively, and 13.9%, 14.5% and 14.5% of sales, respectively. The increase in operating expense dollars in fiscal year 2015 as compared to fiscal year 2014 resulted primarily from an increase in operating expenses of $640,000 attributed to the growth in International business, partially offset by decreases in pension expense of $214,000 and bad debt expense of $61,000. The decrease in operating expense dollars in fiscal year 2014 as compared to fiscal year 2013 resulted primarily from a decreased expense of $425,000 in corporate salary and benefit costs.

Other income was $484,000, $395,000 and $306,000 in fiscal years 2015, 2014 and 2013, respectively. The increase in other income in fiscal years 2015 and 2014 was primarily due to increases in interest income earned from cash on hand at the international subsidiaries.

Interest expense was $325,000, $373,000 and $362,000 in fiscal years 2015, 2014 and 2013, respectively. The decrease in interest expense for fiscal year 2015 was primarily due to lower levels of bank borrowings. Interest expense in fiscal year 2014 was flat as compared to fiscal year 2013.

Income tax expense was $1,745,000, $1,983,000 and $1,540,000 in fiscal years 2015, 2014 and 2013, respectively, or 32.4%, 33.1% and 29.5% of pretax earnings, respectively. The effective tax rate for each of these years is lower than the statutory rate due to the favorable impact of tax rates for the Company’s international subsidiaries and the impact of state and federal tax credits. The decrease in the effective tax rate for fiscal year 2015 from 2014 is primarily related to the utilization of tax credits and the reduction in a related valuation allowance that had been established in prior years. The increase in the effective tax rate for fiscal year 2014 was primarily due to increased earnings in tax jurisdictions with higher effective tax rates.

Net earnings attributable to the noncontrolling interest related to our subsidiaries that are not 100% owned by the Company were $111,000, $108,000 and $637,000 for fiscal years 2015, 2014 and 2013, respectively. The changes for fiscal year 2015 to fiscal year 2014 in the net earnings attributable to the noncontrolling interest were directly attributable to changes in the levels of net income of the subsidiaries. The decrease in fiscal year 2014 from fiscal year 2013 is primarily related to the purchase in the first quarter of fiscal year 2014 of the noncontrolling interest in Kewaunee Labway Asia Pte. Ltd., the Company’s subsidiary in Singapore, increasing the Company’s ownership to 100%.

Net earnings in fiscal year 2015 were $3,529,000, or $1.33 per diluted share. Net earnings in fiscal year 2014 were $3,895,000, or $1.48 per diluted share, and net earnings in fiscal year 2013 were $3,044,000, or $1.17 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity have historically been funds generated from operating activities, supplemented as needed by borrowings under our revolving credit facility. Additionally, certain machinery and equipment are financed by non-cancelable operating leases. We believe that these sources of funds will be sufficient to support ongoing business requirements, including capital expenditures, through fiscal year 2016.

At April 30, 2015, we had advances of $4.6 million and standby letters of credit aggregating $4.2 million outstanding under our unsecured $20 million revolving credit facility. See Note 3 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report for additional information concerning our credit facility. We did not have any off balance sheet arrangements at April 30, 2015.

The following table summarizes the cash payment obligations for our lease arrangements, long-term debt, and other non-current liabilities as of April 30, 2015:

PAYMENTS DUE BY PERIOD

($ in thousands)

Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	After 5 years
Operating Leases	$5,069	$1,601	$2,410	$994	$64
Long-term Debt	4,192	421	1,336	2,435	—
Purchase of noncontrolling interest	888	888	—	—	—

Total Contractual Cash Obligations	$10,149	$2,910	$3,746	$3,429	$64

Operating activities provided cash of $2.3 million in fiscal year 2015, primarily from operating earnings and an increase in accounts payable and other accrued expenses, partially offset by increases in receivables and inventories. Operating activities provided cash of $8.1 million in fiscal year 2014, primarily from operating earnings and decreases in receivables and inventories, partially offset by decreases in accounts payable and other accrued expenses. Operating activities provided cash of $3.8 million in fiscal year 2013, primarily from earnings and an increase in accounts payable and other accrued expenses, partially offset by increases in receivables and inventories.

The Company’s financing activities used cash during fiscal year 2015 of $743,000 primarily for cash dividends of $1,234,000 paid to stockholders, cash dividends of $38,000 paid to minority interest holders, an installment payment of $888,000 toward the purchase of the noncontrolling interest in a subsidiary, and repayment of long-term debt of $421,000, offset by an increase in short-term borrowings of $1,805,000. The Company’s financing activities used cash of $5,549,000 during fiscal year 2014 for payment of $1,780,000 toward the purchase of the noncontrolling interest in a subsidiary, repayment of short-term borrowings of $3,847,000, cash dividends of $1,122,000 paid to stockholders, and cash dividends of $38,000 paid to minority interest holders. This was partially offset by a net increase in long-term debt of $1,146,000 in conjunction with the replacement of the Company’s long-term debt with a new lender. See Note 3 and Note 10 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report for additional information concerning our credit facility and the purchase of the noncontrolling interest in our subsidiary. The Company’s financing activities used cash of $1,718,000 during fiscal year 2013, primarily for cash dividends of $1,035,000 paid to stockholders, and cash dividends of $744,000 paid to minority interest holders.

The majority of the April 30, 2015 accounts receivable balances are expected to be collected during the first quarter of fiscal year 2016, with the exception of retention amounts on fixed-price contracts which are collected when the entire construction project is completed and all retention funds are paid by the owner.

As discussed above, no further benefits have been, or will be, earned under our pension plans after April 30, 2005, and no additional participants have been, or will be, added to the plans. We estimate that contributions of $60,000 will be made to the plans in fiscal year 2016. We made contributions of $775,000 and $300,000 to the plans in fiscal years 2015 and 2014, respectively.

Capital expenditures were $2.6 million, $2.0 million and $2.4 million in fiscal years 2015, 2014 and 2013, respectively. Capital expenditures in fiscal year 2015 were funded primarily from operations. Fiscal year 2016 capital expenditures are anticipated to be approximately $2.5 million, with the majority of these expenditures for manufacturing equipment. The fiscal year 2016 expenditures are expected to be funded primarily by operating activities, supplemented as needed by borrowings under our revolving credit facility.

Working capital was $27.7 million at April 30, 2015, up from $27.2 million at April 30, 2014, and the ratio of current assets to current liabilities was 2.3-to-1.0 at April 30, 2015 and 2.7-to-1.0 at April 30, 2014. The increase in working capital for fiscal year 2015 was primarily due to the increase in receivables, partially offset by the decrease in accounts payable and other accrued expenses.

We paid cash dividends of $0.47 per share in fiscal year 2015. We paid cash dividends of $0.44 and $0.40 per share in fiscal years 2014 and 2013, respectively. We expect to pay dividends in the future in line with our actual and anticipated future operating results.

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

In May 2014, the FASB issued ASU 2014-9 “Revenue from Contracts with Customers (Topic 606).” This guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In April 2015, this guidance was amended deferring the effective date one year to annual reporting periods beginning after December 15, 2017. Early adoption is permitted for annual periods beginning after December 15, 2016. The Company will adopt this standard in fiscal year 2019. The Company has not yet determined the effect, if any, that the adoption of this standard will have on the Company’s financial position or results of operations.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in the area of interest rates. This exposure is associated with advances outstanding under our bank line of credit and certain lease obligations for production machinery, all of which are priced on a floating rate basis. Advances outstanding under the bank line of credit were $4.6 million at April 30, 2015. In May 2013, the Company entered into an interest rate swap agreement whereby the interest rate payable by the Company on $3,450,000 of outstanding long-term debt was effectively converted to a fixed interest rate of 4.875% for the period beginning May 1, 2013 and ending August 1, 2017. In May 2013, the Company entered into an interest rate swap agreement whereby the interest rate payable by the Company on $2,600,000 of outstanding long-term debt was effectively converted to a fixed interest rate of 4.37% for the period beginning August 1, 2017 and ending May 1, 2020. In May 2013, the Company entered into an interest rate swap agreement whereby the interest rate payable by the Company on $1,218,000 of outstanding long-term debt was effectively converted to a fixed interest rate of 3.07% for the period beginning November 3, 2014 and ending May 1, 2020. We believe that our exposure to market risk is not material.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, Management concluded the Company maintained effective internal control over financial reporting as of April 30, 2015.

/s/ David M. Rausch
President and Chief Executive Officer

/s/ D. Michael Parker
Senior Vice President, Finance
Chief Financial Officer

July 20, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS

OF KEWAUNEE SCIENTIFIC CORPORATION

STATESVILLE, NORTH CAROLINA

We have audited the accompanying consolidated balance sheets of Kewaunee Scientific Corporation and subsidiaries (the “Company”) as of April 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended April 30, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of April 30, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ CHERRY BEKAERT LLP
Charlotte, North Carolina

July 20, 2015

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended April 30	Kewaunee Scientific Corporation

$ and shares in thousands, except per share amounts	2015	2014	2013

Net sales	$118,828	$111,166	$117,121
Costs of products sold	97,062	89,134	94,863

Gross profit	21,766	22,032	22,258
Operating expenses	16,540	16,068	16,981

Operating earnings	5,226	5,964	5,277
Other income	484	395	306
Interest expense	(325)	(373)	(362)

Earnings before income taxes	5,385	5,986	5,221
Income tax expense	1,745	1,983	1,540

Net earnings	3,640	4,003	3,681
Less: net earnings attributable to the noncontrolling interest	111	108	637

Net earnings attributable to Kewaunee Scientific Corporation	$3,529	$3,895	$3,044

Net earnings per share attributable to Kewaunee Scientific Corporation stockholders
Basic	$1.34	$1.49	$1.18
Diluted	$1.33	$1.48	$1.17

Weighted average number of common shares outstanding
Basic	2,626	2,608	2,587
Diluted	2,658	2,634	2,600

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended April 30	Kewaunee Scientific Corporation

$ in thousands	2015	2014	2013

Net earnings	$3,640	$4,003	$3,681
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(346)	(321)	84
Change in unrecognized actuarial loss on pension obligations	(1,266)	1,292	(256)
Change in fair value of cash flow hedge	5	83	21

Comprehensive income, net of tax	2,033	5,057	3,530
Less comprehensive income attributable to the noncontrolling interest	111	108	637

Total comprehensive income attributable to Kewaunee Scientific Corporation	$1,922	$4,949	$2,893

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Kewaunee Scientific Corporation

$ in thousands, except shares and per share amounts	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at April 30, 2012	$6,550	$1,341	$(422)	$29,218	$(7,176)	$29,511

Net earnings attributable to Kewaunee Scientific Corporation	—	—	—	3,044	—	3,044
Other comprehensive loss	—	—	—	—	(151)	(151)
Cash dividends paid, $.40 per share	—	—	—	(1,071)	—	(1,071)
Stock options exercised, 26,750 shares	—	(1)	286	—	—	285
Stock based compensation	—	227	—	—	—	227
Purchase of treasury stock, 13,752 shares	—	—	(169)	—	—	(169)

Balance at April 30, 2013	6,550	1,567	(305)	31,191	(7,327)	31,676

Purchase of noncontrolling interest (Note 10)	—	—	—	(1,874)	—	(1,874)
Net earnings attributable to Kewaunee Scientific Corporation	—	—	—	3,895	—	3,895
Other comprehensive income	—	—	—	—	1,054	1,054
Cash dividends paid, $0.44 per share	—	—	—	(1,122)	—	(1,122)
Stock options exercised, 97,250 shares	7	(163)	1,405	—	—	1,249
Stock based compensation	—	238	—	—	—	238
Purchase of treasury stock, 69,773 shares	—	—	(1,157)	—	—	(1,157)

Balance at April 30, 2014	6,557	1,642	(57)	32,090	(6,273)	33,959

Net earnings attributable to Kewaunee Scientific Corporation	—	—	—	3,529	—	3,529
Other comprehensive loss	—	—	—	—	(1,607)	(1,607)
Cash dividends paid, $0.47 per share	—	—	—	(1,234)	—	(1,234)
Stock options exercised, 29,075 shares	26	3	25	—	—	54
Stock based compensation	—	196	—	—	—	196
Purchase of treasury stock, 1,159 shares	—	—	(21)	—	—	(21)

Balance at April 30, 2015	$6,583	$1,841	$(53)	$34,385	$(7,880)	$34,876

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

April 30	Kewaunee Scientific Corporation

$ and shares in thousands, except per share amounts	2015	2014

ASSETS
Current Assets
Cash and cash equivalents	$3,044	$6,248
Restricted cash	2,276	368
Receivables, less allowance: $171 (2015); $229 (2014)	29,106	23,473
Inventories	12,745	11,938
Deferred income taxes	856	646
Prepaid expenses and other current assets	735	680

Total Current Assets	48,762	43,353

Property, Plant and Equipment, Net	14,523	14,570

Other Assets
Deferred income taxes	2,468	1,385
Other	3,737	3,409

Total Other Assets	6,205	4,794

Total Assets	$69,490	$62,717

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings and interest rate swaps	$4,955	$3,150
Current portion of long-term debt	421	421
Accounts payable	11,232	8,542
Employee compensation and amounts withheld	1,882	2,000
Deferred revenue	216	137
Other accrued expenses	2,349	1,913

Total Current Liabilities	21,055	16,163
Long-term debt	3,771	4,192
Accrued pension and deferred compensation costs	9,465	7,250
Other non-current liabilities	—	888

Total Liabilities	34,291	28,493

Commitments and Contingencies (Note 7)
Stockholders’ Equity
Common stock, $2.50 par value, Authorized - 5,000 shares; Issued - 2,633 shares; (2015); 2,623 (2014); Outstanding - 2,630 shares (2015); 2,619 shares (2014)	6,583	6,557
Additional paid-in-capital	1,841	1,642
Retained earnings	34,385	32,090
Accumulated other comprehensive loss	(7,880)	(6,273)
Common stock in treasury, at cost: 3 shares (2015); 4 shares (2014)	(53)	(57)

Total Kewaunee Scientific Corporation Stockholders’ Equity	34,876	33,959
Noncontrolling Interest	323	265

Total Equity	35,199	34,224

Total Liabilities and Stockholders’ Equity	$69,490	$62,717

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended April 30	Kewaunee Scientific Corporation

$ in thousands	2015	2014	2013

Cash Flows from Operating Activities
Net earnings	$3,640	$4,003	$3,681
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	2,615	2,549	2,653
Bad debt provision	55	116	34
Stock based compensation expense	196	238	239
Provision (benefit) for deferred income tax expense	(513)	864	(526)
Change in assets and liabilities:
(Increase) decrease in receivables	(5,688)	2,295	(2,674)
(Increase) decrease in inventories	(807)	1,265	(1,443)
Increase (decrease) in accounts payable and other accrued expenses	3,008	(2,862)	2,604
Increase (decrease) in deferred revenue	79	(351)	(874)
Other, net	(294)	(48)	133

Net cash provided by operating activities	2,291	8,069	3,827

Cash Flows from Investing Activities
Capital expenditures	(2,568)	(2,021)	(2,405)
(Increase) decrease in restricted cash	(1,908)	323	13

Net cash used in investing activities	(4,476)	(1,698)	(2,392)

Cash Flows from Financing Activities
Dividends paid	(1,234)	(1,122)	(1,035)
Dividends paid to noncontrolling interest in subsidiaries	(38)	(38)	(744)
Increase (decrease) in short-term borrowings and interest rate swaps	1,805	(3,847)	181
Proceeds from long-term debt	—	5,000	—
Payments on capital leases	—	—	(36)
Payment toward purchase of noncontrolling interest in subsidiary	(888)	(1,780)	—
Payments on long-term debt	(421)	(3,854)	(200)
Net proceeds from exercise of stock options (including tax benefit)	33	92	116

Net cash used in financing activities	(743)	(5,549)	(1,718)

Effect of exchange rate changes on cash, net	(276)	(385)	(94)

(Decrease) Increase in Cash and Cash Equivalents	(3,204)	437	(377)
Cash and Cash Equivalents at Beginning of Year	6,248	5,811	6,188

Cash and Cash Equivalents at End of Year	$3,044	$6,248	$5,811

Supplemental Disclosure of Cash Flow Information
Interest paid	$323	$413	$374
Income taxes paid	$1,873	$2,585	$1,722
Purchase of noncontrolling interest in subsidiary – Other accrued expenses and other non-current liabilities	—	$1,775	—

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

Principles of Consolidation The Company’s consolidated financial statements include the accounts of Kewaunee Scientific Corporation and its five international subsidiaries. A brief description of each subsidiary, along with the amount of the Company’s controlling financial interests, is as follows: (1) Kewaunee Labway Asia Pte. Ltd., a dealer for the Company’s products in Singapore, is 100% owned by the Company; (2) Kewaunee Labway India Pvt. Ltd., a dealer for the Company’s products in Bangalore, India, is 90% owned by the Company; (3) Kewaunee Scientific Corporation India Pvt. Ltd. in Bangalore, India, a manufacturing and assembly operation, is 100% owned by the Company; (4) Kewaunee Scientific Corporation Singapore Pte. Ltd., a holding company in Singapore, is 100% owned by the Company; and (5) Kewaunee Scientific (Suzhou) Co., Ltd., a dealer and assembly operation for the Company’s product in China, is 100% owned by the Company. All intercompany balances, transactions, and profits have been eliminated. Included in the consolidated financial statements are net assets of $9,494,000 and $8,864,000 at April 30, 2015 and 2014, respectively, of the Company’s subsidiaries. Net sales by the Company’s subsidiaries in the amount of $25,730,000, $19,416,000 and $23,602,000 were included in the consolidated statements of operations for fiscal years 2015, 2014 and 2013, respectively.

Cash and Cash Equivalents Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less. During the years ended April 30, 2015 and 2014, the Company had cash deposits in excess of FDIC insured limits. The Company has not experienced any losses from such deposits.

Restricted Cash Restricted cash includes bank deposits of subsidiaries used for performance guarantees against customer orders.

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

$ in thousands	2015	2014	2013
Balance at beginning of year	$229	$194	$311
Bad debt provision	55	116	34
Doubtful accounts written off (net)	(113)	(81)	(151)

Balance at end of year	$171	$229	$194

Unbilled Receivables Unbilled receivables represent amounts earned which have not yet been billed in accordance with contractually stated billing terms. The amount of unbilled receivables at April 30, 2015 and 2014 was $545,000 and $256,000, respectively.

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

$ in thousands	2015	2014	Useful Life
Land	$41	$41	N/A
Building and improvements	15,369	15,221	10-40 years
Machinery and equipment	32,757	31,129	5-10 years

Total	48,167	46,391
Less accumulated depreciation	(33,644)	(31,821)

Net property, plant and equipment	$14,523	$14,570

Management reviews the carrying value of property, plant and equipment for impairment whenever changes in circumstances or events indicate that such carrying value may not be recoverable. If projected undiscounted cash flows are not sufficient to recover the carrying value of the potentially impaired asset, the carrying value is reduced to estimated fair value. There were no impairments in fiscal years 2015, 2014 or 2013.

Other Assets Other assets at April 30, 2015 and 2014 included $3,683,000 and $3,313,000, respectively, of assets held in a trust account for non-qualified benefit plans and $47,000 and $88,000, respectively, of cash surrender values of life insurance policies. Life insurance policies are recorded at the amount that could be realized under the insurance contract as of the date of the Company’s consolidated balance sheet with the change in cash surrender or contract value being recorded as income or expense during each period.

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

The following tables summarize the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring and nonrecurring basis as of April 30, 2015 and 2014 (in thousands):

	2015
Financial Assets	Level 1	Level 2	Level 3	Total
Trading securities held in non-qualified compensation plans (1)	$3,683	$—	$—	$3,683
Cash surrender value of life insurance policies (1)	—	47	—	47

Total	$3,683	$47	$—	$3,730

Financial Liabilities
Non-qualified compensation plans (2)	$—	$4,119	$—	$4,119
Interest rate swap derivatives	—	203	—	203

Total	$—	$4,322	$—	$4,322

	2014
Financial Assets	Level 1	Level 2	Level 3	Total
Trading securities held in non-qualified compensation plans (1)	$3,313	$—	$—	$3,313
Cash surrender value of life insurance policies (1)	—	88	—	88

Total	$3,313	$88	$—	$3,401

Financial Liabilities
Non-qualified compensation plans (2)	$—	$3,681	$—	$3,681
Interest rate swap derivatives	—	211	—	211

Total	$—	$3,892	$—	$3,892

(1)	The Company maintains two non-qualified compensation plans which include investment assets in a rabbi trust. These assets consist of marketable securities, which are valued using quoted market prices multiplied by the number of shares owned, and life insurance policies, which are valued at their cash surrender value.
(2)	Plan liabilities are equal to the individual participants’ account balances and other earned retirement benefits.

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

Deferred revenue consists of customer deposits and advance billings of the Company’s products where sales have not yet been recognized. Accounts receivable includes retainage in the amounts of $2,231,000 and $2,490,000 at April 30, 2015 and 2014, respectively. Shipping and handling costs are included in cost of sales. Because of the nature and quality of the Company’s products, any warranty issues are determined in a relatively short period after the sale and are infrequent in nature, and as such, warranty costs are immaterial to the Company’s consolidated financial position and results of operations and are expensed as incurred.

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

Credit Concentration Credit risk is generally not concentrated with any one customer or industry, although the Company does enter into large contracts with individual customers from time to time. The Company performs credit evaluations of its customers. Revenues from the Company’s national stocking distributor represented approximately 12%, 9% and 11% of the Company’s sales in fiscal years 2015, 2014 and 2013, respectively. Revenue for two of the Company’s Americas dealers represented in the aggregate approximately 24%, 24% and 14% of the Company’s sales in fiscal years 2015, 2014, and 2013, respectively. Accounts receivable for two Americas customers represented approximately 9% and 22% of the Company’s total accounts receivable as of April 30, 2015 and 2014, respectively.

Income Taxes In accordance with ASC 740, “Income Taxes,” the Company uses the liability method in measuring the provision for income taxes and recognizing deferred tax assets and liabilities on the balance sheet. ASC 740 clarifies the financial statement recognition threshold and measurement attribute of a tax position taken or expected to be taken in a tax return. Under ASC 740, the Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC 740 only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. The Company did not have any significant uncertain tax positions at April 30, 2015 and 2014.

Research and Development Costs Research and development costs are charged to expense in the periods incurred. Expenditures for research and development costs were $936,000, $842,000 and $872,000 for the fiscal years ended April 30, 2015, 2014 and 2013, respectively.

Advertising Costs Advertising costs are expensed as incurred, and include trade shows, training materials, sales, samples, and other related expenses. Advertising costs for the years ended April 30, 2015, 2014 and 2013 were $404,000, $377,000 and $395,000, respectively.

Derivative Financial Instruments The Company records derivatives on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The nature of the Company’s business activities involves the management of various financial and market risks, including those related to changes in interest rates. The Company does not enter into derivative instruments for speculative purposes. In May 2013, the Company entered into an interest rate swap agreement whereby the interest rate payable by the Company on $3,450,000 of outstanding long-term debt was effectively converted to a fixed interest rate of 4.875% for the period beginning May 1, 2013 and ending August 1, 2017. In May 2013, the Company entered into an interest rate swap agreement whereby the interest rate payable by the Company on $2,600,000 of outstanding long-term debt was effectively converted to a fixed interest rate of 4.37% for the period beginning August 1, 2017 and ending May 1, 2020. In May 2013, the Company entered into an interest rate swap agreement whereby the interest rate payable by the Company on $1,218,000 of outstanding long-term debt was effectively converted to a fixed interest rate of 3.07% for the period beginning November 3, 2014 and ending May 1, 2020. The Company entered into these interest rate swap arrangements to mitigate future interest rate risk associated with its long-term debt and has designated these as cash flow hedges. (See Note 3)

Foreign Currency Translation The financial statements of subsidiaries located outside the United States are measured using the local currency as the functional currency. Assets and liabilities of the Company’s foreign subsidiaries are translated into United States dollars at fiscal year-end exchange rates. Sales, expenses, and cash flows are translated at weighted average exchange rates for each period. Net translation gains or losses are included in other comprehensive income, a separate component of stockholders’ equity. The Company does not provide for U.S. income taxes on foreign currency translation adjustments, since it does not provide for taxes on undistributed earnings of foreign subsidiaries. Gains and losses from foreign currency transactions of these subsidiaries are included in net earnings.

Earnings Per Share Basic earnings per share is based on the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the assumed exercise and conversion of outstanding options under the Company’s stock option plans, except when options have an antidilutive effect. Options to purchase 80,800 shares at April 30, 2015 were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares at that date, and accordingly, such options would have an antidilutive effect. There were no antidilutive options outstanding at April 30, 2014. Options to purchase 72,850 shares at April 30, 2013 were not included in the computation of diluted earnings per share as such options would have an antidilutive effect.

The following is a reconciliation of basic to diluted weighted average common shares outstanding:

Shares in thousands	2015	2014	2013
Weighted average common shares outstanding
Basic	2,626	2,608	2,587
Dilutive effect of stock options	32	26	13

Weighted average common shares outstanding—diluted	2,658	2,634	2,600

Accounting for Stock Options Compensation costs related to stock options granted by the Company are charged against income during their vesting period, under ASC 718, “Compensation – Stock Compensation”. The Company granted stock options for 45,800, 46,600 and 40,000 shares during fiscal years 2015, 2014 and 2013, respectively. (See Note 5)

New Accounting Standards In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This guidance adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”), including changes in AOCI balances by component and significant items reclassified out of AOCI. This guidance does not amend any existing requirements for reporting net income or AOCI in the financial statements. The Company adopted this standard effective May 1, 2014. The adoption of this standard did not have a significant impact on the Company’s consolidated financial position or results of operations.

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

In May 2014, the FASB issued ASU 2014-9 “Revenue from Contracts with Customers (Topic 606).” This guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In April 2015, this guidance was amended deferring the effective date one year to annual reporting periods beginning after December 15, 2017. Early adoption is permitted for annual periods beginning after December 15, 2016. The Company will adopt this standard in fiscal year 2019. The Company has not yet determined the effect, if any, that the adoption of this standard will have on the Company’s financial position or results of operations.

Note 2—Inventories

Inventories consisted of the following at April 30:

$ in thousands	2015	2014
Finished goods	$2,936	$2,909
Work-in-process	1,422	1,550
Materials and components	8,387	7,479

Total inventories	$12,745	$11,938

At April 30, 2015 and 2014, the Company’s international subsidiaries’ inventories were $1,906,000 and $1,684,000, respectively, measured using the first-in, first-out (“FIFO”) method. If all of the Company’s inventories had been determined using the FIFO method at April 30, 2015 and 2014, reported inventories would have been $1.0 million and $1.2 million greater, respectively. During fiscal years 2015 and 2014, the LIFO index was lower than 100% due to lower prices for certain raw materials. This decrease resulted in the liquidation of LIFO inventory quantities carried at higher costs prevailing in prior years as compared to the cost of purchases in the current fiscal year, the effect of which decreased the cost of sales by $158,000 and $137,000, respectively.

Note 3—Long-term Debt and Other Credit Arrangements

On May 6, 2013, the Company entered into a credit and security agreement (the “Loan Agreement”) with a new lender consisting of (1) a $20 million revolving credit facility which matures on May 1, 2016 (“Line of Credit”), (2) a term loan in the amount of $3,450,000 which matures on May 1, 2020 (“Term Loan A”) and (3) a term loan in the amount of $1,550,000 which matures on May 1, 2020 (Term Loan B and together with Term Loan A, the “Term Loans”). The Loan Agreement provided funds to refinance all existing indebtedness to the Company’s previous lender and for working capital and other general corporate purposes. In addition, the credit facility provided a sub-line for the issuance of up to $6.5 million of letters of credit at April 30, 2015 and $4.7 million at April 30, 3014.

At April 30, 2015, there were advances of $4.6 million and $4.2 million in letters of credit outstanding, leaving $11.2 million available under the Line of Credit. The borrowing rate under the Line of Credit at that date was 1.75%. Monthly interest payments under the Line of Credit were payable at the Daily One Month LIBOR interest rate plus 1.5% per annum. Payments are due under Term Loan A in consecutive equal monthly principal payments in the amount of $17,000 until August 1, 2017, and then in consecutive equal monthly principal payments in the amount of $79,000 each, commencing on September 1, 2017 and continuing on the first business day of each month thereafter until May 1, 2020, and at that time, all principal, accrued unpaid interest and other charges outstanding under Term Loan A shall be due and payable in full. The interest rate on Term Loan A, after consideration of related interest rate swap agreements, is a fixed rate per annum equal to 4.875%, and effective August 1, 2017, such rate converts to a fixed rate per annum of 4.37%. Payments are due under Term Loan B in consecutive equal monthly principal payments in the amount of $18,000 until May 1, 2020, and at that time, all principal, accrued unpaid interest and other charges outstanding under Term Loan B shall be due and payable in full. The interest rate on Term Loan B, after consideration of the related interest rate swap agreement, is a variable rate per annum equal to Daily One Month LIBOR plus 1.575% per annum, and effective November 3, 2014, such rate converted to a fixed rate per annum of 3.07%. Scheduled annual principal payments for the term loans are $421,000 for fiscal years 2016 and 2017; $915,000, $1,164,000, and $1,271,000 for fiscal years 2018, 2019 and 2020, respectively.

At April 30, 2015, there were bank guarantees issued by foreign banks outstanding to customers in the amount of $5,884,000 and $41,000 with expiration dates in fiscal years 2016 and 2017, respectively, collateralized by a $4.0 million letter of credit under the Line of Credit and certain assets of the Company’s subsidiaries in India. The Loan Agreement includes financial covenants with respect to certain ratios, including (a) debt-to-net worth, (b) fixed charge coverage, and (c) asset coverage. At April 30, 2015, the Company was in compliance with all of the financial covenants.

On June 3, 2015, the Loan Agreement was amended extending the expiration date of the Line of Credit from May 1, 2016 to May 1, 2018.

At April 30, 2014, there were advances of $2.9 million outstanding under the Line of Credit, and the borrowing rate at that date was 1.75%. The variable interest rate of Term Loan B was 1.73% at April 30, 2014. At April 30, 2014, there was $4.3 million in letters of credit under the Loan Agreement to support bank guarantees issued by a foreign bank. At April 30, 2014 there were foreign bank guarantees outstanding to customers in the amount of $1,784,000 and $576,000 with expiration dates in fiscal years 2015 and 2016, respectively. At April 30, 2014, the company was in compliance with all of the financial covenants.

Amounts outstanding under the term loans were as follows as of April 30:

$ in thousands	2015	2014
Term Loan A payable	$3,066	$3,266
Term Loan B payable	1,126	1,347
Less: current portion	(421)	(421)

Long-term debt	$3,771	$4,192

Note 4—Income Taxes

Income tax expense consisted of the following:

$ in thousands	2015	2014	2013
Current tax expense:
Federal	$759	$907	$941
State and local	151	168	184
Foreign	1,348	917	791

Total current tax expense	2,258	1,992	1,916

Deferred tax expense (benefit):
Federal	(187)	27	(346)
State and local	(70)	26	(24)
Foreign	(256)	(62)	(6)

Total deferred tax benefit	(513)	(9)	(376)

Net income tax expense	$1,745	$1,983	$1,540

The reasons for the differences between the above net income tax expense and the amounts computed by applying the statutory federal income tax rates to earnings before income taxes are as follows:

$ in thousands	2015	2014	2013
Income tax expense at statutory rate	$1,831	$2,035	$1,775
State and local taxes, net of federal income tax benefit (expense)	97	165	128
Tax credits (state, net of federal benefit)	(157)	(134)	(118)
Effects of differing US and foreign tax rates	47	(30)	(106)
Decrease in valuation allowance	(40)	(9)	(14)
Other items, net	(33)	(44)	(125)

Net income tax expense	$1,745	$1,983	$1,540

Significant items comprising deferred tax assets and liabilities as of April 30 were as follows:

$ in thousands	2015	2014
Deferred tax assets:
Accrued employee benefit expenses	$535	$462
Allowance for doubtful accounts	53	68
Deferred compensation	1,573	1,432
Tax credits	237	304
Unrecognized actuarial loss, defined benefit plans	4,206	3,486
Other	354	98

Total deferred tax assets	6,958	5,850

Deferred tax liabilities:
Book basis in excess of tax basis of property, plant and equipment	(1,594)	(1,826)
Prepaid pension	(2,164)	(2,098)
Other	134	155

Total deferred tax liabilities	(3,624)	(3,769)

Less: valuation allowance	(10)	(50)

Net deferred tax assets	$3,324	$2,031

Deferred tax assets classified in the balance sheet:
Current	$856	$646
Non-current	2,468	1,385

Net deferred tax assets (liabilities)	$3,324	$2,031

At April 30, 2015, the Company had state tax credit carryforwards in the amount of $237,000, net of federal benefit, expiring beginning in 2016. After a review of the expiration schedule of the tax credits and future taxable income required to utilize such credits before their expiration, a valuation allowance of $10,000 and $50,000 was recorded at April 30, 2015 and 2014, respectively.

Note 5—Stock Options and Share-Based Compensation

The stockholders approved the 2010 Stock Option Plan for Directors (“2010 Plan”) in fiscal year 2011 which allows the Company to grant options on an aggregate of 100,000 shares of the Company’s common stock. Under this plan, each eligible director will be granted options to purchase 10,000 shares at the fair market value at the date of grant for a term of five years. These options will be exercisable in four equal installments, one-fourth becoming exercisable on the next August 1 following the date of grant, and one-fourth becoming exercisable on August 1 of each of the next three years. At April 30, 2015, there were 25,000 shares available for future grants under the 2010 Plan.

The stockholders approved the 2008 Key Employee Stock Option Plan (“2008 Plan”) in fiscal year 2009 which allows the Company to grant options on an aggregate of 300,000 shares of the Company’s common stock. This plan replaced the Company’s previous stock option plan, but certain unexercised options previously granted under the old plan remain outstanding. Under the plans, options were granted at not less than the fair market value at the date of grant and options are exercisable in such installments, for such terms (up to 10 years), and at such times, as the Board of Directors may determine at the time of the grant. At April 30, 2015, there were 29,950 shares available for future grants under the 2008 Plan.

The Company recorded stock-based compensation expense in accordance with ASC 718. In order to determine the fair value of stock options on the date of grant, the Company applied the Black-Scholes option pricing model. Inherent in the model are assumptions related to expected stock-price volatility, option life, risk-free interest rate, and dividend yield. For stock options granted during the fiscal years 2015, 2014 and 2013, the Company believes that its historical share option experience does not provide a reasonable basis upon which to estimate expected term. The stock options granted have the “plain-vanilla” characteristics as defined in SEC Staff Accounting Bulletin No. 107 (SAB 107). The Company utilized the Safe Harbor option “Simplified Method” to determine the expected term of these options in accordance with the guidance of SAB 107 for options granted. The Company intends to continue to utilize the “Simplified Method” for future grants in accordance with the guidance of SAB 110 until such time that the Company believes that its historical share option experience will provide a reasonable basis to estimate expected term. The fair value of the options granted as shown below was estimated using the Black-Scholes model with the following assumptions:

	2015		2014		2013
	2008 Plan	2010 Plan	2008 Plan	2010 Plan	2008 Plan
Options granted	35,800	10,000	36,600	10,000	40,000
Weighted average expected stock price volatility	46.67%	30.37%	50.58%	36.98%	51.18%
Expected option life	6.25 years	3.38 years	6.25 years	3.33 years	6.25 years
Average risk-free interest rate	1.91%	1.28%	1.80%	0.62%	1.35%
Average dividend yield	2.61%	2.69%	3.21%	3.33%	4.34%
Estimated fair value of each option	$6.60	$3.04	$5.84	$2.73	$3.86

The stock-based compensation expense is recorded over the vesting period (4 years) for the options granted, net of tax. The Company recorded $196,000, $238,000 and $239,000 of compensation expense and $75,000, $93,000 and $93,000 deferred income tax benefit in fiscal years 2015, 2014 and 2013, respectively. The remaining compensation expense of $414,000 and deferred income tax benefit of $158,000 will be recorded over the remaining vesting periods.

The Company issued new shares of common stock and treasury stock to satisfy options exercised during fiscal years 2015 and 2014. The Company utilized treasury stock to satisfy stock options exercised during fiscal year 2013. Stock option activity and weighted average exercise price is summarized as follows:

	2015		2014		2013
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	228,250	$12.17	295,550	$11.84	298,050	$11.60
Granted	45,800	17.78	46,600	15.26	40,000	11.78
Canceled	(5,400)	11.74	(16,650)	10.10	(15,750)	10.57
Exercised	(29,075)	12.28	(97,250)	13.00	(26,750)	9.86

Outstanding at end of year	239,575	$13.24	228,250	$12.17	295,550	$11.84

Exercisable at end of year	136,700	$11.66	113,175	$11.90	157,250	$12.91

The number of options outstanding, exercisable, and their weighted average exercise prices were within the following price ranges at April 30, 2015:

	Exercise Price Range
	$8.59-$12.66	$14.69-$18.14

Options outstanding	143,275	96,300
Weighted average exercise price	$10.99	$16.59
Weighted average remaining contractual life	4.0 years	7.41 years
Aggregate intrinsic value	$690,000	$16,000

Options exercisable	112,750	23,950
Weighted average exercise price	$10.93	$15.13
Aggregate intrinsic value	$549,000	$16,000

Note 6—Accumulated Other Comprehensive Income (Loss)

The Company’s other comprehensive income (loss) consists of unrealized gains and losses on the translation of the assets, liabilities, and equity of its foreign subsidiaries, changes in the fair value of its cash flow hedges, and additional minimum pension liability adjustments, net of income taxes. The before tax income (loss), related income tax effect, and accumulated balances are as follows:

$ in thousands	Cash Flow Hedge	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balance at April 30, 2012	$(236)	$(428)	$(6,512)	$(7,176)
Foreign currency translation adjustment	—	84	—	84
Change in fair value of cash flow hedges	34	—	—	34
Change in unrecognized actuarial loss on pension obligations	—	—	(419)	(419)
Income tax effect	(13)	—	163	150

Balance at April 30, 2013	(215)	(344)	(6,768)	(7,327)
Foreign currency translation adjustment	—	(321)	—	(321)
Change in fair value of cash flow hedges	133	—	—	133
Change in unrecognized actuarial loss on pension obligations	—	—	2,116	2,116
Income tax effect	(50)	—	(824)	(874)

Balance at April 30, 2014	(132)	(665)	(5,476)	(6,273)
Effect of changes in tax rates	(2)	—	63	61
Foreign currency translation adjustment	—	(346)	—	(346)
Change in fair value of cash flow hedges	8	—	—	8
Change in unrecognized actuarial loss on pension obligations	—	—	(2,049)	(2,049)
Income tax effect	(1)	—	720	719

Balance at April 30, 2015	$(127)	$(1,011)	$(6,742)	$(7,880)

Note 7—Commitments and Contingencies

The Company leases both its primary distribution facility and warehouse facility under non-cancelable operating leases. The Company also leases some of its machinery and equipment under non-cancelable operating leases. Most of these leases provide the Company with renewal and purchase options, and most leases of machinery and equipment have certain early cancellation rights. Rent expense for these operating leases was $2,269,000, $2,680,000, and $2,288,000 in fiscal years 2015, 2014 and 2013, respectively. Future minimum payments under the above non-cancelable lease arrangements for the years ending April 30 are as follows:

$ in thousands	Operating
2016	$1,601
2017	1,349
2018	1,061
2019	665
2020	329
Thereafter	64

Total minimum lease payments	$5,069

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

$ in thousands	2015	2014
Accumulated Benefit Obligation, April 30	$22,441	$19,857

Change in Projected Benefit Obligations
Projected benefit obligations, beginning of year	$19,857	$20,683
Interest cost	893	857
Actuarial (gain) loss	2,688	(737)
Actual benefits paid	(997)	(946)

Projected benefit obligations, end of year	22,441	19,857

Change in Plan Assets
Fair value of plan assets, beginning of year	16,288	15,415
Actual return on plan assets	1,028	1,519
Employer contributions	775	300
Actual benefits paid	(997)	(946)

Fair value of plan assets, end of year	17,094	16,288

Funded status – under	$(5,347)	$(3,569)

Amounts Recognized in the Consolidated Balance Sheets consist of:
Noncurrent assets	$—	$—
Noncurrent liabilities	(5,347)	(3,569)

Net amount recognized	$(5,347)	$(3,569)

Amounts recognized in accumulated other comprehensive income (loss) consist of:
Net actual loss	$11,011	$8,962
Deferred tax benefit	(4,206)	(3,486)

After-tax actuarial loss	$6,805	$5,476

Weighted-Average Assumptions Used to Determine Benefit Obligations at April 30
Discount rate	4.20%	4.60%
Rate of compensation increase	N/A	N/A
Mortality table	RP-2014	2013 IRS

Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended April 30
Discount rate	4.60%	4.25%
Expected long-term return on plan assets	8.25%	8.50%
Rate of compensation increase	N/A	N/A

The components of the net periodic pension cost for each of the fiscal years ended April 30 are as follows:

$ in thousands	2015	2014	2013
Interest cost	$893	$857	$906
Expected return on plan assets	(1,324)	(1,282)	(1,213)
Recognition of net loss	934	1,142	1,102

Net periodic pension cost	$503	$717	$795

The estimated net actuarial loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the fiscal year 2016 is $1,180,000.

The Company’s funding policy is to contribute to the plans when pension laws and economics either require or encourage funding. Contributions are anticipated for fiscal year 2016 to be $60,000. Contributions of $775,000 and $300,000 were made to the plan in fiscal years 2015 and 2014, respectively.

The following benefit payments are expected to be paid from the benefit plans in the fiscal years ending April 30:

$ in thousands	Amount
2016	$1,180
2017	1,230
2018	1,270
2019	1,290
2020	1,310
2021-2025	6,850

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

The Company uses a Yield Curve technique methodology to determine its GAAP discount rate. Under this approach, future benefit payment cash flows are projected from the pension plan on a projected benefit obligation basis. The payment stream is discounted to a present value using an interest rate applicable to the timing of each respective cash flow. The graph of these time-dependent interest rates is known as a yield curve. The interest rates comprising the Yield Curve are determined through a statistical analysis performed by the IRS and issued each month in the form of a pension discount curve. For this purpose, the universe of possible bonds consists of a set of bonds which are designated as corporate, have high quality ratings (AAA, AA, or A) from nationally recognized statistical rating organizations, and have at least $250 million in par amount outstanding on at least one day during the reporting period. A 1% increase/decrease in the discount rate for fiscal years 2015 and 2014 would decrease/increase pension expense by approximately $176,000 and $181,000, respectively.

The Company uses a total return investment approach, whereby a mix of equities and fixed-income investments are used to attempt to maximize the long-term return on plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, as well as growth, value, and small and large capitalizations. The target allocations based on the Company’s investment policy were 70% in equity securities and 30% in fixed-income securities at both April 30, 2015 and April 30, 2014. A 1% increase/decrease in the expected return on assets for fiscal years 2015 and 2014 would decrease/increase pension expense by approximately $160,000 and $151,000, respectively.

Plan assets by asset categories as of April 30 were as follows:

$ in thousands	2015		2014
Asset Category	Amount	%	Amount	%
Equity Securities	$12,725	74	$11,011	68
Fixed Income Securities	4,273	25	5,025	31
Cash and Cash Equivalents	96	1	252	1

Totals	$17,094	100	$16,288	100

The following tables present the fair value of the assets in our defined benefit pension plans at April 30:

	2015

Asset Category	Level 1	Level 2	Level 3
Large Cap	$9,036	$—	$—
Small/Mid Cap	2,732	—	—
International	957	—	—
Fixed Income	4,273	—	—
Cash and Cash Equivalents	96	—	—

Totals	$17,094	$—	$—

	2014

Asset Category	Level 1	Level 2	Level 3
Large Cap	$8,034	$—	$—
Small/Mid Cap	2,030	—	—
International	947	—	—
Fixed Income	5,025	—	—
Cash and Cash Equivalents	252	—	—

Totals	$16,288	$—	$—

Level 1 retirement plan assets include United States currency held by a designated trustee and equity funds of common and preferred securities issued by domestic and foreign corporations. These equity funds are traded actively on exchanges and price quotes for these shares are readily available.

Defined Contribution Plan

The Company has a defined contribution plan covering substantially all salaried and hourly employees. The plan provides benefits to all employees who have attained age 21, completed three months of service, and who elect to participate. The plan provides that the Company make matching contributions equal to 100% of the employee’s qualifying contribution up to 3% of the employee’s compensation, and make matching contributions equal to 50% of the employee’s contributions between 3% and 5% of the employee’s compensation, resulting in a maximum employer contribution equal to 4% of the employee’s compensation. Additionally, the plan provides that the Company may elect to make a non-matching contribution for participants employed by the Company on December 31 of each year up to 1% of the participant’s qualifying compensation for that calendar year. The Company’s contributions to the plan in fiscal years 2015, 2014 and 2013 were $834,000, $674,000 and $659,000, respectively.

Note 9—Segment Information

The Company’s operations are classified into two business segments: Americas and International. The Americas business segment principally designs, manufactures, and installs scientific and technical furniture, including steel and wood laboratory cabinetry, fume hoods, laminate casework, flexible systems, worksurfaces, workstations, workbenches, and computer enclosures. The International business segment, which consists of five foreign subsidiaries as identified in Note 1, provides the Company’s products and services, including facility design, detailed engineering, construction, and project management from the planning stage through testing and commissioning of laboratories.

Intersegment transactions are recorded at normal profit margins. All intercompany balances and transactions have been eliminated. Certain corporate expenses shown below have not been allocated to the business segments.

The following table shows revenues, earnings, and other financial information by business segment for each of the three years ended April 30:

$ in thousands	Americas	International	Corporate	Total
Fiscal Year 2015
Revenues from external customers	$93,098	$25,730	$—	$118,828
Intersegment revenues	1,433	2,419	(3,852)	—
Depreciation	2,399	216	—	2,615
Earnings (loss) before income taxes	5,810	3,073	(3,498)	5,385
Income tax expense (benefit)	1,794	1,092	(1,141)	1,745
Net earnings attributable to noncontrolling interest	—	111	—	111
Net earnings (loss) attributable to Kewaunee Scientific Corporation	4,016	1,870	(2,357)	3,529
Segment assets	52,723	16,767	—	69,490
Expenditures for segment assets	2,259	309	—	2,568
Revenues (excluding intersegment) from customers in foreign countries	1,169	25,730	—	26,899

Fiscal Year 2014
Revenues from external customers	$91,750	$19,416	$—	$111,166
Intersegment revenues	3,378	2,455	(5,833)	—
Depreciation	2,432	117	—	2,549
Earnings (loss) before income taxes	7,386	2,603	(4,003)	5,986
Income tax expense (benefit)	2,482	855	(1,354)	1,983
Net earnings attributable to noncontrolling interest	—	108	—	108
Net earnings (loss) attributable to Kewaunee Scientific Corporation	4,904	1,640	(2,649)	3,895
Segment assets	47,890	14,827	—	62,717
Expenditures for segment assets	1,822	199	—	2,021
Revenues (excluding intersegment) from customers in foreign countries	1,113	19,416	—	20,529

Fiscal Year 2013
Revenues from external customers	$93,519	$23,602	$—	$117,121
Intersegment revenues	6,722	2,443	(9,165)	—
Depreciation	2,523	130	—	2,653
Earnings (loss) before income taxes	6,908	2,622	(4,309)	5,221
Income tax expense (benefit)	2,025	786	(1,271)	1,540
Net earnings attributable to noncontrolling interest	—	637	—	637
Net earnings (loss) attributable to Kewaunee Scientific Corporation	4,883	1,199	(3,038)	3,044
Segment assets	52,252	16,490	—	68,742
Expenditures for segment assets	2,314	91	—	2,405
Revenues (excluding intersegment) from customers in foreign countries	942	23,602	—	24,544

Note 10—Purchase of Noncontrolling Interest

On June 24, 2013, the Company entered into an Agreement (the “Agreement”) whereby it purchased the 49% minority ownership of its subsidiary, Kewaunee Labway Asia Pte. Ltd. (the “Subsidiary”) for a total purchase price of $3,555,000. The purchase was recorded in the consolidated balance sheet as a $1,874,000 reduction in retained earnings, a $1,681,000 reduction in noncontrolling interest, an increase of other current accrued expenses of $887,500, and an increase of other non-current liabilities of $887,500. On the date of the Agreement, the Company paid cash of $1,780,000 to the minority stockholder. In June 2014, the Company paid the second installment of $887,500. The final installment of $887,500 was paid in June 2015. The Subsidiary and its subsidiary in India, Kewanee Labway India Pvt. Ltd., serve as the Company’s principal sales and distribution organization for sales to international customers.

Note 11—Consolidated Quarterly Data (Unaudited)

Selected quarterly financial data for fiscal years 2015 and 2014 were as follows:

$ in thousands, except per share amounts	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2015
Net sales	$30,534	$30,258	$27,754	$30,282
Gross profit	6,148	5,822	4,456	5,340
Net earnings	1,260	1,228	518	634
Less: net earnings attributable to the noncontrolling interest	26	26	34	25
Net earnings attributable to Kewaunee Scientific Corporation	1,234	1,202	484	609

Net earnings per share attributable to Kewaunee Scientific Corporation
Basic	0.47	0.46	0.18	0.23
Diluted	0.47	0.45	0.18	0.23

Cash dividends per share	0.11	0.12	0.12	0.12

Fiscal Year 2014
Net sales	$32,003	$26,098	$26,013	$27,052
Gross profit	6,576	4,893	4,711	5,852
Net earnings	1,617	746	625	1,015
Less: net earnings attributable to the noncontrolling interest	30	21	21	36
Net earnings attributable to Kewaunee Scientific Corporation	1,587	725	604	979

Net earnings per share attributable to Kewaunee Scientific Corporation
Basic	0.61	0.28	0.23	0.37
Diluted	0.61	0.28	0.22	0.37

Cash dividends per share	0.11	0.11	0.11	0.11

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 333-98963, No. 333-160276 and No. 333-176447) of Kewaunee Scientific Corporation of our report dated July 20, 2015 relating to the consolidated financial statements which report appears in this Form 10-K.

/s/ CHERRY BEKAERT LLP

Charlotte, North Carolina

July 20, 2015

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are intended to ensure that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 (the “Exchange Act”) is properly and timely recorded, processed, summarized, and reported. Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures as of April 30, 2015 pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to provide reasonable assurance that we are able to collect, process, record, and disclose, within the required time periods, the information we are required to disclose in the reports filed with the Securities and Exchange Commission. In designing disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives, and that management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Nevertheless, we believe that our disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, Management concluded the Company maintained effective internal control over financial reporting as of April 30, 2015.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a)	The information appearing in the sections entitled “Election of Directors” and “Meetings and Committees of the Board” included in our Proxy Statement for use in connection with our annual meeting of stockholders to be held on August 26, 2015 (the “Proxy Statement”) is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of our most recently completed fiscal year.

(b)	The names and ages of our executive officers as of July 13, 2015 and their business experience during the past five years are set forth below:

Executive Officers

Name	Age	Position

David M. Rausch	56	President and Chief Executive Officer

D. Michael Parker	63	Senior Vice President, Finance, Chief Financial Officer, Treasurer and Secretary

Dana L. Dahlgren	59	Vice President, Sales and Marketing – Americas

Elizabeth D. Phillips	38	Vice President, Human Resources

Kurt P. Rindoks	57	Vice President, Engineering and Product Development

Keith D. Smith	46	Vice President, Manufacturing

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

The following table sets forth certain information as of April 30, 2015 with respect to compensation plans under which our equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by Security Holders:

2000 Key Employee Stock Option Plan	4,500	$14.88	—

2008 Key Employee Stock Option Plan	170,075	$13.79	29,950

2010 Stock Option Plan for Directors	65,000	$11.68	25,000

Equity Compensation Plans not approved by Security Holders:	—	—	—

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

Item 14. Principal Accountant Fees and Services

The information appearing in the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm – Audit Fees and Non-Audit Fees” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed or incorporated by reference as part of this Annual Report:

		Page

(a)(1)	Consolidated Financial Statements

	Report of Independent Registered Public Accounting Firm Cherry Bekaert LLP	16

	Consolidated Statements of Operations – Years ended April 30, 2015, 2014 and 2013	17

	Consolidated Statements of Comprehensive Income – Years ended April 30, 2015, 2014 and 2013	17

	Consolidated Statements of Stockholders’ Equity – Years ended April 30, 2015, 2014 and 2013	18

	Consolidated Balance Sheets – April 30, 2015 and 2014	19

	Consolidated Statements of Cash Flows – Years ended April 30, 2015, 2014 and 2013	20

	Notes to Consolidated Financial Statements	21

	Consent of Independent Registered Public Accounting Firm	36

(a)(2)	Consolidated Financial Statement Schedules

	Financial statement schedules have been omitted because the information required has been separately disclosed in the consolidated financial statements or related notes.

(a)(3)	Exhibits

	Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which is attached hereto at pages 41 through 42 and which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEWAUNEE SCIENTIFIC CORPORATION

By:	/s/ David M. Rausch
David M. Rausch
President and Chief Executive Officer

Date: July 20, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

(i) Principal Executive Officer		)
)
/s/ David M. Rausch		)
David M. Rausch		)
President and Chief Executive Officer		)
)
(ii) Principal Financial and Accounting Officer		)
)
/s/ D. Michael Parker		)
D. Michael Parker		)
Senior Vice President, Finance		)
Chief Financial Officer,		)
Treasurer and Secretary		)
)
(iii) A majority of the Board of Directors:		)	July 20, 2015
)
)
/s/ John C. Campbell, Jr.	/s/ David S. Rhind	)
John C. Campbell, Jr.	David S. Rhind	)
)
)
/s/ Keith M. Gehl	/s/ John D. Russell	)
Keith M. Gehl	John D. Russell	)
)
)
/s/ Margaret B. Pyle	/s/ Donald F. Shaw	)
Margaret B. Pyle	Donald F. Shaw	)
)
)
/s/ David M. Rausch	/s/ William A. Shumaker	)
David M. Rausch	William A. Shumaker	)
)
)

KEWAUNEE SCIENTIFIC CORPORATION

Exhibit Index

			Page Number (or Reference)
3	Articles of incorporation and bylaws

	3.1	Restated Certificate of Incorporation (as amended)	(2)

	3.3	By-Laws (as amended as of June 2, 2015)	(18)

10	Material Contracts

	10.1*	Re-Established Retirement Plan for Salaried Employees of Kewaunee Scientific Corporation (as amended and restated effective as of May 1, 2012)	(11)

	10.1A*	First Amendment to the Re-Established Retirement Plan for Salaried Employees of Kewaunee Scientific Corporation	(17)

	10.2*	Re-Established Retirement Plan for Hourly Employees of Kewaunee Scientific Corporation (as amended and restated effective as of May 1, 2012)	(11)

	10.2A*	First Amendment to the Re-Established Retirement Plan for Hourly Employees of Kewaunee Scientific Corporation	(17)

	10.30*	Kewaunee Scientific Corporation Executive Severance Pay Policy	(4)

	10.34*	401(K) Incentive Savings Plan for Salaried and Hourly Employees of Kewaunee Scientific Corporation (as amended and restated effective September 1, 2009)	(8)

	10.34A*	First Amendment to the 401(K) Incentive Savings Plan for Salaried and Hourly Employees of Kewaunee Scientific Corporation, effective July 15, 2011.	(10)

	10.39*	Change of Control Employment Agreement restated as of December 4, 2008 between D. Michael Parker and the Company	(7)

	10.39B*	Extension Agreement, dated August 27, 2014, with respect to the Change of Control Employment Agreement of D. Michael Parker	(17)

	10.40*	Change of Control Employment Agreement restated as of December 4, 2008 between Dana L. Dahlgren and the Company	(7)

	10.40B*	Extension Agreement, dated August 27, 2014, with respect to the Change of Control Employment Agreement of Dana L. Dahlgren	(17)

	10.41*	Change of Control Employment Agreement restated as of December 4, 2008 between Kurt P. Rindoks and the Company	(7)

	10.41B*	Extension Agreement, dated August 27, 2014, with respect to the Change of Control Employment Agreement of Kurt P. Rindoks	(17)

	10.44*	Change of Control Employment Agreement restated as of December 4, 2008 between Keith D. Smith and the Company	(7)

	10.44B*	Extension Agreement, dated August 27, 2014, with respect to the Change of Control Employment Agreement of Keith D. Smith	(17)

	10.45*	Kewaunee Scientific Corporation 2000 Key Employee Stock Option Plan	(3)

	10.45A*	First Amendment to Kewaunee Scientific Corporation 2000 Key Employee Stock Option Plan	(5)

	10.45B*	Second Amendment to Kewaunee Scientific Corporation 2000 Key Employee Stock Option Plan	(7)

	10.51*	Kewaunee Scientific Corporation 2008 Key Employee Stock Option Plan	(6)

		Page Number (or Reference)

10.53*	Change of Control Employment Agreement restated as of December 4, 2008 between Elizabeth D. Phillips and the Company	(7)

10.53B*	Extension Agreement, dated August 27, 2014, with respect to the Change of Control Employment Agreement of Elizabeth D. Phillips	(17)

10.58*	Kewaunee Scientific Corporation 2010 Stock Option Plan for Directors	(9)

10.61	Credit and Security Agreement dated as of May 6, 2013 between Wells Fargo Bank, National Association and Kewaunee Scientific Corporation including the forms of notes executed thereunder	(12)

10.61A	First Amendment to Credit and Security Agreement dated July 9, 2013	(13)

10.61B	Second Amendment to Credit and Security Agreement dated June 10, 2014	(16)

10.61C	Third Amendment to Credit and Security Agreement and First Amendment to Revolving Line of Credit Note dated as of June 3, 2015	(18)

10.64*	Consulting Agreement dated July 10, 2013 between William A. Shumaker and the Company	(14)

10.64A*	Extension Agreement, dated August 27, 2014, with respect to the Consulting Agreement with William A. Shumaker	(1)

10.65*	Fiscal Year 2015 Incentive Bonus Plan	(15)

10.66*	Restated and Amended Change of Control Employment Agreement, dated August 27, 2014, between the Company and David M. Rausch	(17)

10.67*	Fiscal Year 2016 Incentive Bonus Plan	(19)

10.68*	401Plus Executive Deferred Compensation Plan (as amended and restated January 1, 2009)	(1)

10.68A*	Amendment No. One to the Kewaunee Scientific Corporation 401Plus Executive Deferred Compensation Plan	(1)

10.69*	Pension Equalization Plan (as amended and restated January 1, 2009)	(1)

10.69A*	Amendment No. One to the Kewaunee Scientific Corporation Pension Equalization Plan	(1)

21.1	Subsidiaries of the Company	(16)

23.1	Consent dated July 20, 2015 of Cherry Bekaert LLP, Independent Registered Public Accounting Firm (incorporated by reference to page 36 of this Report on Form 10-K)	(1)

31.1	Certification of Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)	(1)

31.2	Certification of Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)	(1)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(1)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(1)

101.INS	XBRL Instance Document	(1)

101.SCH	XBRL Taxonomy Extension Schema Document	(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	(1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	(1)

*	The referenced exhibit is a management contract or compensatory plan, or arrangement.

(All other exhibits are either inapplicable or not required.)

Footnotes

(1)	Filed with this Form 10-K with the Securities and Exchange Commission.
(2)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 1985, and incorporated herein by reference.
(3)	Filed as Appendix A to the Kewaunee Scientific Corporation Proxy Statement for its Annual Meeting of Stockholders on August 23, 2000 (Commission File No. 0-5286) filed on July 20, 2000, and incorporated herein by reference.
(4)	Filed as an exhibit to the Kewaunee Scientific Corporation Quarterly Report to the Securities and Exchange Commission on Form 10-Q (Commission File No. 0-5286) for the quarterly period ended October 31, 2005 and incorporated herein by reference.
(5)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 2008, and incorporated herein by reference.
(6)	Filed as Appendix A to the Kewaunee Scientific Corporation Proxy Statement for its Annual Meeting of Stockholders on August 27, 2008 (Commission File No. 0-5286) filed on July 21, 2008, and incorporated herein by reference.
(7)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 2009, and incorporated herein by reference.
(8)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 2010, and incorporated herein by reference.
(9)	Filed as Appendix A to the Kewaunee Scientific Corporation Proxy Statement for its Annual Meeting of Stockholders on August 25, 2010 (Commission File No. 0-5286) filed on July 23, 2010, and incorporated herein by reference.
(10)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 2011, and incorporated herein by reference.
(11)	Filed as an exhibit to the Kewaunee Scientific Corporation Quarterly Report to the Securities and Exchange Commission on Form 10-Q (Commission File No. 0-5286) for the quarterly period ended October 31, 2012, and incorporated herein by reference.
(12)	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on May 9, 2013, and incorporated herein by reference.
(13)	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on July 11, 2013, and incorporated herein by reference.
(14)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 2013, and incorporated herein by reference.
(15)	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on June 30, 2014, and incorporated herein by reference.
(16)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 2014, and incorporated herein by reference.
(17)	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on September 2, 2014, and incorporated herein by reference.
(18)	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on June 3, 2015, and incorporated herein by reference.
(20)	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on June 29, 2015 and incorporated herein by reference.