Form 10-Q
period 2015-07-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2015-09-11
CIK 55529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

or

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

As of September 7, 2015, the registrant had outstanding 2,678,305 shares of Common Stock.

KEWAUNEE SCIENTIFIC CORPORATION

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2015

i

Part 1. Financial Information

Item 1.	Financial Statements

Kewaunee Scientific Corporation

Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three months ended July 31
	2015	2014
Net Sales	$31,089	$30,534
Costs of products sold	25,246	24,386

Gross profit	5,843	6,148
Operating expenses	4,319	4,348

Operating earnings	1,524	1,800
Other income	102	126
Interest expense	(92)	(81)

Earnings before income taxes	1,534	1,845
Income tax expense	571	585

Net earnings	963	1,260
Less: net earnings attributable to the noncontrolling interest	23	26

Net earnings attributable to Kewaunee Scientific Corporation	$940	$1,234

Net earnings per share attributable to Kewaunee Scientific Corporation stockholders
Basic	$0.36	$0.47
Diluted	$0.35	$0.47
Weighted average number of common shares outstanding
Basic	2,630	2,620
Diluted	2,659	2,651

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three months ended July 31
	2015	2014
Net earnings	$963	$1,260

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(19)	10
Change in fair value of cash flow hedge	12	13

Other comprehensive income (loss)	(7)	23

Comprehensive income, net of tax	956	1,283
Less: comprehensive income attributable to the noncontrolling interest	23	26

Comprehensive income attributable to Kewaunee Scientific Corporation	$933	$1,257

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Statement of Stockholders’ Equity

(Unaudited)

(in thousands)

$ in thousands, except per share amounts	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at April 30, 2015	$6,583	$1,841	$(53)	$34,385	$(7,880)	$34,876
Net earnings attributable to Kewaunee Scientific Corporation	—	—	—	940	—	940
Other comprehensive income (loss)	—	—	—	—	(7)	(7)
Cash dividends paid, $0.12 per share	—	—	—	(316)	—	(316)
Stock based compensation	—	47	—	—	—	47

Balance at July 31, 2015	$6,583	$1,888	$(53)	$35,009	$(7,887)	$35,540

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Balance Sheets

($ and shares in thousands, except share amounts)

	July 31, 2015	April 30, 2015
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$2,899	$3,044
Restricted cash	1,964	2,276
Receivables, less allowance: $180; $171, on each respective date	28,117	29,106
Inventories	13,970	12,745
Deferred income taxes	845	856
Prepaid expenses and other current assets	1,676	735

Total Current Assets	49,471	48,762
Property, plant and equipment, at cost	48,639	48,167
Accumulated depreciation	(34,265)	(33,644)

Net Property, Plant and Equipment	14,374	14,523
Deferred income taxes	2,489	2,468
Other	3,742	3,737

Total Other Assets	6,231	6,205

Total Assets	$70,076	$69,490

Liabilities and Equity
Current Liabilities:
Short-term borrowings and interest rate swaps	$4,901	$4,955
Current portion of long-term debt	421	421
Accounts payable	11,760	11,232
Employee compensation and amounts withheld	1,557	1,882
Deferred revenue	602	216
Other accrued expenses	1,707	2,349

Total Current Liabilities	20,948	21,055
Long-term debt	3,665	3,771
Accrued pension and deferred compensation costs	9,655	9,465

Total Liabilities	34,268	34,291
Commitments and Contingencies
Equity:
Common Stock, $2.50 par value, Authorized – 5,000 shares; Issued – 2,633 shares; Outstanding – 2,630 shares, on each date	6,583	6,583
Additional paid-in-capital	1,888	1,841
Retained earnings	35,009	34,385
Accumulated other comprehensive loss	(7,887)	(7,880)
Common stock in treasury, at cost, 3 shares, on each date	(53)	(53)

Total Kewaunee Scientific Corporation Stockholders’ Equity	35,540	34,876
Noncontrolling interest	268	323

Total Equity	35,808	35,199

Total Liabilities and Equity	$70,076	$69,490

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three months ended July 31
	2015	2014
Cash flows from operating activities:
Net earnings	$963	$1,260
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	621	628
Bad debt provision	—	26
Stock based compensation expense	47	58
Provision for deferred income tax expense	(10)	(15)
Change in assets and liabilities:
Decrease (increase) in receivables	989	(2,262)
Increase in inventories	(1,225)	(275)
Increase in accounts payable and other accrued expenses	449	877
Increase in deferred revenue	386	146
Other, net	(699)	(638)

Net cash provided by (used in) operating activities	1,521	(195)
Cash flows from investing activities:
Capital expenditures	(472)	(541)
Decrease (increase) in restricted cash	312	(1,968)

Net cash used in investing activities	(160)	(2,509)
Cash flows from financing activities:
Dividends paid	(316)	(288)
Dividends paid to noncontrolling interest in subsidiaries	(75)	—
(Decrease) increase in short-term borrowings and interest rate swaps	(54)	2,064
Payments on long-term debt	(106)	(105)
Payment toward purchase of noncontrolling interest in subsidiary	(888)	(888)

Net cash (used in) provided by financing activities	(1,439)	783
Effect of exchange rate changes on cash	(67)	41

Decrease in cash and cash equivalents	(145)	(1,880)
Cash and cash equivalents, beginning of period	3,044	6,248

Cash and cash equivalents, end of period	$2,899	$4,368

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

These interim consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of these financial statements and should be read in conjunction with the consolidated financial statements and notes included in the Company’s 2015 Annual Report to Stockholders. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. The consolidated balance sheet as of April 30, 2015 included in this interim period filing has been derived from the audited financial statements at that date, but does not include all of the information and related notes required by generally accepted accounting principles (GAAP) for complete financial statements.

The preparation of the interim consolidated financial statements requires management to make certain estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

B. Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the three month period. Diluted earnings per share reflects the assumed exercise and conversion of outstanding options under the Company’s stock option plans, except when options have an anti-dilutive effect. Options to purchase 29,276 shares were not included in the computation of diluted earnings per share for the three month period ended July 31, 2015, because the option exercise prices were greater than the average market price of the common shares during the quarter, and accordingly, such options would have an antidilutive effect. Options to purchase 36,200 shares were not included in the computation of diluted earnings per share for the three month period ended July 31, 2014, because the effect would be anti-dilutive.

C. Inventories

Inventories consisted of the following (in thousands):

	July 31, 2015	April 30, 2015
Finished products	$3,611	$2,936
Work in process	1,634	1,422
Raw materials	8,725	8,387

	$13,970	$12,745

For interim reporting, LIFO inventories are computed based on year-to-date quantities and interim changes in price levels. Changes in quantities and price levels are reflected in the interim consolidated financial statements in the period in which they occur.

D. Segment Information

The following table provides financial information by business segments for the three months ended July 31, 2015 and 2014 (in thousands):

	Americas	International	Corporate	Total
Three months ended July 31, 2015
Revenues from external customers	$24,315	$6,774	$—	$31,089
Intersegment revenues	286	521	(807)	—
Earnings (loss) before income taxes	1,833	765	(1,064)	1,534
Three months ended July 31, 2014
Revenues from external customers	$24,248	$6,286	$—	$30,534
Intersegment revenues	124	532	(656)	—
Earnings (loss) before income taxes	2,203	704	(1,062)	1,845

E. Defined Benefit Pension Plans

The Company has non-contributory defined benefit pension plans. These plans were amended as of April 30, 2005, no further benefits have been, or will be, earned under the plans, subsequent to the amendment date, and no additional participants will be added to the plans. The Company did not make any contributions to the plans during the three months ended July 31, 2015 and 2014. The Company expects to make contributions of $60,000 to the plans during fiscal year 2016.

Pension expense consisted of the following (in thousands):

	Three months ended July 31, 2015	Three months ended July 31, 2014
Service cost	$-0-	$-0-
Interest cost	230	222
Expected return on plan assets	(344)	(325)
Recognition of net loss	294	234

Net periodic pension expense	$180	$131

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s 2015 Annual Report to Stockholders contains management’s discussion and analysis of financial condition and results of operations as of and for the year ended April 30, 2015. The following discussion and analysis describes material changes in the Company’s financial condition since April 30, 2015. The analysis of results of operations compares the three months ended July 31, 2015 with the comparable period of the prior year.

Results of Operations

Sales for the three months ended July 31, 2015 were $31,089,000, an increase of 1.8% from sales of $30,534,000 in the comparable period of the prior year. Americas sales were $24,315,000, up from $24,248,000 in the comparable period of the prior year, as opportunities increased from the improving marketplace for laboratory furniture and scientific equipment in the United States. International sales were $6,774,000, up from sales of $6,286,000 in the comparable period of the prior year, as sales were favorably impacted by shipments of several large orders during the quarter.

The order backlog was $86.7 million at July 31, 2015, as compared to $90.1 million at April 30, 2015 and $82.7 million at July 31, 2014.

The gross profit margin for the three months ended July 31, 2015 was 18.8% of sales, as compared to 20.1% of sales in the comparable quarter of the prior year. The decrease in the gross profit margin percentage for the three months of the current period was primarily due to the impact of shipments of the remaining orders in the backlog that were bid in the prior year at extremely competitive pricing.

Operating expenses for the three months ended July 31, 2015 were $4,319,000, or 13.9% of sales, as compared to $4,348,000, or 14.2% of sales, in the comparable period of the prior year. Operating expenses for the three months ended July 31, 2015 reflect a decrease of $202,000 in Americas sales and marketing expense and a $121,000 decrease in incentive compensation expense, partially offset by a $55,000 increase in employee separation costs, a $49,000 increase in pension expense, and a $194,000 increase in the operating expenses of the Company’s International Operations primarily related to increased International sales.

Interest expense was $92,000 for the three months ended July 31, 2015, as compared to $81,000 for the comparable period of the prior year. The higher interest expense resulted from higher borrowing levels in the first three months of the current year.

Income tax expense of $571,000 was recorded for the three months ended July 31, 2015, as compared to income tax expense of $585,000 recorded for the comparable period of the prior year. The effective tax rates were 37.2% and 31.7% for the three months ended July 31, 2015 and 2014, respectively. The higher effective tax rate for the current period resulted from a higher ratio of pretax earnings attributable to subsidiaries located in geographic locations with higher income tax rates as compared to the comparable period of the prior year. Also, the effective tax rate in the prior period was reduced from statutory rates by the favorable impact of state and federal tax credits.

Noncontrolling interests related to the Company’s subsidiary not 100% owned by the Company reduced net earnings by $23,000 for the three months ended July 31, 2015, as compared to $26,000 for the comparable period of the prior year. The change in the net earnings attributable to the noncontrolling interest in the current period was due to change of earnings of the subsidiary in the related periods.

Net earnings of $940,000, or $0.35 per diluted share, were reported for the three months ended July 31, 2015, compared to net earnings of $1,234,000, or $0.47 per diluted share, in the prior year period.

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

The Company had working capital of $28,523,000 at July 31, 2015, compared to $27,707,000 at April 30, 2015. The ratio of current assets to current liabilities was 2.4-to-1.0 at July 31, 2015, compared to 2.3-to-1.0 at April 30, 2015. At July 31, 2015, advances of $4,292,000 were outstanding under the Company’s bank revolving credit facility, compared to advances of $4,583,000 outstanding as of April 30, 2015. The Company had standby letters of credit outstanding of $4,210,000 at July 31, 2015 and April 30, 2015. Amounts available under the $20 million revolving credit facility were $11.5 million and $11.2 million at July 31, 2015 and April 30, 2015, respectively. Outstanding short-term debt under credit arrangements with foreign banks at July 31, 2015 was $426,000, compared to $169,000 at April 30, 2015. Total bank borrowings and interest rate swaps were $8,987,000 at July 31, 2015, compared to $9,147,000 at April 30, 2015.

The Company’s operations provided cash of $1,521,000 during the three months ended July 31, 2015, with cash primarily provided from earnings and a decrease of $989,000 in receivables and an increase of $449,000 in accounts payable and other accrued expenses, offset by an increase in inventories of $1,225,000. The Company’s operations used cash of $195,000 during the three months ended July 31, 2014, with cash primarily provided from earnings and an increase of $877,000 in accounts payable and other accrued expenses, offset by an increase in accounts receivable of $2,262,000.

During the three months ended July 31, 2015, net cash of $160,000 was used in investing activities, which included $472,000 for capital expenditures, offset by a $312,000 decrease in restricted cash. This compares to net cash used of $2,509,000, which included $541,000 for capital expenditures and an increase of $1,968,000 in restricted cash, in the comparable period of the prior year. The increase in restricted cash in the prior year period was related to an increase in the amount of fixed deposits of the Company’s international subsidiaries pledged to support bank guarantees required under customer contracts.

The Company’s financing activities used cash of $1,439,000 during the three months ended July 31, 2015, primarily for the final payment of $888,000 toward the purchase of the noncontrolling interest in a subsidiary, cash dividends of $316,000 paid to stockholders, cash dividends of $75,000 paid to minority interest holders and repayment of long-term debt of $106,000. The Company’s financing activities provided cash of $783,000 during the three months ended July 31, 2014 with cash provided by an increase in short-term borrowings of $2,064,000, offset by payment of $888,000 for the second installment toward the purchase of the noncontrolling interest in a subsidiary, cash dividends of $288,000 paid to stockholders, and payments of $105,000 on long-term debt.

Outlook

The Company’s ability to predict future demand for its products continues to be limited given its role as subcontractor or supplier to dealers for subcontractors. Demand for the Company’s products is also dependent upon the number of laboratory construction projects planned and/or current progress in projects already under construction. The Company’s earnings are also impacted by fluctuations in prevailing pricing for projects in the laboratory construction marketplace and increased costs of raw materials, including stainless steel, wood, and epoxy resin, and whether the Company is able to increase product prices to customers in amounts that correspond to such increases without materially and adversely affecting sales. Additionally, since prices are normally quoted on a firm basis in the industry, the Company bears the burden of possible increases in labor and material costs between the quotation of an order and delivery of a product. Looking forward, the Company expects fiscal year 2016 to be a profitable year for the Company.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This report contains statements that the Company believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report, including statements regarding the Company’s future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “predict,” “believe” and similar words, expressions and variations of these words and expressions are intended to identify forward-looking statements. All forward-looking statements are subject to important factors, risks, uncertainties and assumptions, including industry and economic conditions that could cause actual results to differ materially from those described in the forward-looking statements. Such factors, risks, uncertainties and assumptions include, but are not limited to, competitive and general economic conditions, both domestically and internationally; changes in customer demands; dependence on customers’ required delivery schedules; risks related to fluctuations in the Company’s operating results from quarter to quarter; risks related to international operations, including foreign currency fluctuations; changes in the legal and regulatory environment; changes in raw materials and commodity costs; and acts of terrorism, war, governmental action, natural disasters and other Force Majeure events. Many important factors that could cause such a difference are described under the caption “Risk Factors” in Item 1A in the Company’s 2015 Annual Report on Form 10-K. These forward-looking statements speak only as of the date of this document. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

A review of the interim consolidated financial information included in this Quarterly Report on Form 10-Q for each of the three month periods ended July 31, 2015 and July 31, 2014 has been performed by Cherry Bekaert LLP, the Company’s independent registered public accounting firm. Their report on the interim consolidated financial information follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have reviewed the accompanying consolidated balance sheet of Kewaunee Scientific Corporation and its subsidiaries (the “Company”) as of July 31, 2015, the related consolidated statements of operations, comprehensive income, and cash flows for the three-month periods ended July 31, 2015 and 2014, and the related consolidated statement of stockholders’ equity for the three-month period ended July 31, 2015. These interim consolidated financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of April 30, 2015, and the related consolidated statements of operations, comprehensive income and stockholders’ equity, and cash flows for the year then ended (not presented herein) and in our report dated July 20, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of April 30, 2015 is fairly stated in all material respects in relation to the consolidated financial statement from which it has been derived.

/s/ Cherry Bekaert LLP
Charlotte, North Carolina

September 11, 2015

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures made on this matter in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2015.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of July 31, 2015. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of July 31, 2015, the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that all material information required to be filed in this quarterly report is made known to them by others within the Company and its subsidiaries.

(b) Changes in internal controls

There was no significant change in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.	Exhibits

3.3	Bylaws (As amended as of June 2, 2015) [1]

10.61C	Third Amendment to Credit and Security Agreement and First amendment to Revolving Credit Note dated as of June 3, 2015 [1]

10.67*	Fiscal Year 2016 Incentive Bonus Plan [2]

10.70*	Separation Agreement dated as of July 15, 2015 between Kewaunee Scientific Corporation and D. Michael Parker.[3]

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	The referenced exhibit is a management contract or compensatory plan or arrangement.
[1]	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on June 3, 2015 and incorporated herein by reference.
[2]	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on June 29, 2015 and incorporated herein by reference.
[3]	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on July 20, 2015 and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEWAUNEE SCIENTIFIC CORPORATION (Registrant)

Date: September 11, 2015	By	/s/ D. Michael Parker
D. Michael Parker (As duly authorized officer and Senior Vice President, Finance and Chief Financial Officer)