Form 10-Q
period 2015-10-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2015-12-15
CIK 55529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

or

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

As of December 7, 2015, the registrant had outstanding 2,683,713 shares of Common Stock.

KEWAUNEE SCIENTIFIC CORPORATION

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2015

i

Part 1. Financial Information

Item 1.	Financial Statements

Kewaunee Scientific Corporation

Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three months ended October 31		Six months ended October 31
	2015	2014	2015	2014
Net sales	$31,037	$30,258	$62,126	$60,792
Costs of products sold	25,505	24,436	50,751	48,822

Gross profit	5,532	5,822	11,375	11,970
Operating expenses	4,403	3,950	8,722	8,298

Operating earnings	1,129	1,872	2,653	3,672
Other income	85	125	187	251
Interest expense	(61)	(102)	(153)	(183)

Earnings before income taxes	1,153	1,895	2,687	3,740
Income tax expense	446	667	1,017	1,252

Net earnings	707	1,228	1,670	2,488
Less: net earnings attributable to the noncontrolling interest	12	26	35	52

Net earnings attributable to Kewaunee Scientific Corporation	$695	$1,202	$1,635	$2,436

Net earnings per share attributable to Kewaunee Scientific Corporation stockholders
Basic	$0.26	$0.46	$0.62	$0.93
Diluted	$0.26	$0.45	$0.61	$0.92
Weighted average number of common shares outstanding
Basic	2,671	2,626	2,650	2,623
Diluted	2,690	2,659	2,674	2,655

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three months ended October 31		Six months ended October 31
	2015	2014	2015	2014
Net earnings	$707	$1,228	$1,670	$2,488

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(195)	(126)	(214)	(116)
Change in fair value of cash flow hedge	(1)	(11)	11	2

Other comprehensive income (loss)	(196)	(137)	(203)	(114)

Comprehensive income, net of tax	511	1,091	1,467	2,374
Less: comprehensive income attributable to the noncontrolling interest	12	26	35	52

Comprehensive income attributable to Kewaunee Scientific Corporation	$499	$1,065	$1,432	$2,322

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Statement of Stockholders’ Equity

(Unaudited)

(in thousands)

$ in thousands, except per share amounts	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at April 30, 2015	$6,583	$1,841	$(53)	$34,385	$(7,880)	$34,876
Net earnings attributable to Kewaunee Scientific Corporation	—	—	—	1,635	—	1,635
Other comprehensive income (loss)	—	—	—	—	(203)	(203)
Cash dividends paid, $0.25 per share	—	—	—	(664)	—	(664)
Stock options exercised, 66,950 shares	126	332	—	—	—	458
Stock based compensation	—	96	—	—	—	96

Balance at October 31, 2015	$6,709	$2,269	$(53)	$35,356	$(8,083)	$36,198

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Balance Sheets

(in thousands)

	October 31, 2015	April 30, 2015
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$3,274	$3,044
Restricted cash	1,679	2,276
Receivables, less allowance; $190; $171, on each respective date	28,572	29,106
Inventories	13,740	12,745
Deferred income taxes	840	856
Prepaid expenses and other current assets	1,302	735

Total Current Assets	49,407	48,762
Property, plant and equipment, at cost	49,352	48,167
Accumulated depreciation	(34,795)	(33,644)

Net Property, Plant and Equipment	14,557	14,523
Deferred income taxes	2,504	2,468
Other	3,730	3,737

Total Other Assets	6,234	6,205

Total Assets	$70,198	$69,490

Liabilities and Equity
Current Liabilities:
Short-term borrowings and interest rate swaps	$5,529	$4,955
Current portion of long-term debt	421	421
Accounts payable	9,654	11,232
Employee compensation and amounts withheld	2,244	1,882
Deferred revenue	693	216
Other accrued expenses	1,860	2,349

Total Current Liabilities	20,401	21,055
Long-term debt	3,560	3,771
Accrued pension and deferred compensation costs	9,765	9,465

Total Liabilities	33,726	34,291
Commitments and Contingencies
Stockholders’ Equity:
Common Stock, $2.50 par value, Authorized – 5,000 shares; Issued – 2,684 shares; 2,633 shares – Outstanding – 2,681 shares; 2,630 shares, on each respective date	6,709	6,583
Additional paid-in-capital	2,269	1,841
Retained earnings	35,356	34,385
Accumulated other comprehensive loss	(8,083)	(7,880)
Common stock in treasury, at cost, 3 shares, on each date	(53)	(53)

Total Kewaunee Scientific Corporation Stockholders’ Equity	36,198	34,876
Noncontrolling interest	274	323

Total Equity	36,472	35,199

Total Liabilities and Equity	$70,198	$69,490

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six months ended October 31
	2015	2014
Cash flows from operating activities:
Net earnings	$1,670	$2,488
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	1,227	1,263
Bad debt provision	24	4
Stock based compensation expense	96	108
Provision for deferred income tax expense	(20)	(41)
Change in assets and liabilities:
Decrease (increase) in receivables	510	(605)
Increase in inventories	(995)	(261)
(Decrease) increase in accounts payable and other accrued expenses	(817)	3,931
Increase in deferred revenue	477	101
Other, net	(311)	(226)

Net cash provided by operating activities	1,861	6,762
Cash flows from investing activities:
Capital expenditures	(1,261)	(1,626)
Decrease (increase) in restricted cash	597	(2,501)

Net cash used in investing activities	(664)	(4,127)
Cash flows from financing activities:
Dividends paid	(664)	(603)
Dividends paid to noncontrolling interest in subsidiaries	(75)	(38)
Increase (decrease) in short-term borrowings and interest rate swaps	574	(2,209)
Payments on long-term debt	(211)	(210)
Payment toward purchase of noncontrolling interest in subsidiary	(888)	(888)
Net proceeds from exercise of stock options (including tax benefit)	458	32

Net cash used in financing activities	(806)	(3,916)
Effect of exchange rate changes on cash	(161)	(104)

Increase (decrease) in cash and cash equivalents	230	(1,385)
Cash and cash equivalents, beginning of period	3,044	6,248

Cash and cash equivalents, end of period	$3,274	$4,863

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

B. Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the three and six month periods. Diluted earnings per share reflects the assumed exercise and conversion of outstanding options under the Company’s stock option plans, except when options have an anti-dilutive effect. Options to purchase 113,000 shares were not included in the computation of diluted earnings per share for the three and six month periods ended October 31, 2015, because the option exercise prices were greater than the average market price of the common shares at that date, and accordingly, such options would have an antidilutive effect. Options to purchase 70,800 shares were not included in the computation of diluted earnings per share for the three and six month periods ended October 31, 2014, because the effect would be anti-dilutive.

C. Inventories

Inventories consisted of the following (in thousands):

	October 31, 2015	April 30, 2015
Finished products	$3,082	$2,936
Work in process	1,885	1,422
Raw materials	8,773	8,387

	$13,740	$12,745

For interim reporting, LIFO inventories are computed based on year-to-date quantities and interim changes in price levels. Changes in quantities and price levels are reflected in the interim consolidated financial statements in the period in which they occur.

D. Segment Information

The following table provides financial information by business segments for the three and six months ended October 31, 2015 and 2014 (in thousands):

	Domestic Operations	International Operations	Corporate	Total
Three months ended October 31, 2015
Revenues from external customers	$26,279	$4,758	$—	$31,037
Intersegment revenues	160	752	(912)	—
Earnings (loss) before income taxes	1,927	535	(1,309)	1,153
Three months ended October 31, 2014
Revenues from external customers	$23,629	$6,629	$—	$30,258
Intersegment revenues	782	374	(1,156)	—
Earnings (loss) before income taxes	2,059	769	(933)	1,895

	Domestic Operations	International Operations	Corporate	Total
Six months ended October 31, 2015
Revenues from external customers	$50,594	$11,532	$—	$62,126
Intersegment revenues	446	1,273	(1,719)	—
Earnings (loss) before income taxes	3,760	1,300	(2,373)	2,687
Six months ended October 31, 2014
Revenues from external customers	$47,877	$12,915	$—	$60,792
Intersegment revenues	906	906	(1,812)	—
Earnings (loss) before income taxes	4,262	1,473	(1,995)	3,740

E. Defined Benefit Pension Plans

The Company has non-contributory defined benefit pension plans. These plans were amended as of April 30, 2005, no further benefits have been, or will be, earned under the plans, subsequent to the amendment date, and no additional participants will be added to the plans. Contributions of $64,000 were paid to the plans during the six months ended October 31, 2015 and the Company does not expect any contributions to be paid to the plans during the remainder of the fiscal year. The Company did not make any contributions to the plans during the six months ended October 31, 2014.

Pension expense consisted of the following (in thousands):

	Three months ended October 31, 2015	Three months ended October 31, 2014
Service cost	$-0-	$-0-
Interest cost	230	225
Expected return on plan assets	(344)	(337)
Recognition of net loss	294	233

Net periodic pension expense	$180	$121

	Six months ended October 31, 2015	Six months ended October 31, 2014
Service cost	$-0-	$-0-
Interest cost	460	447
Expected return on plan assets	(688)	(662)
Recognition of net loss	588	467

Net periodic pension expense	$360	$252

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s 2015 Annual Report to Stockholders contains management’s discussion and analysis of financial condition and results of operations as of and for the year ended April 30, 2015. The following discussion and analysis describes material changes in the Company’s financial condition since April 30, 2015. The analysis of results of operations compares the three and six months ended October 31, 2015 with the comparable periods of the prior year.

Results of Operations

Sales for the three months ended October 31, 2015 were $31,037,000, an increase of 2.6% from sales of $30,258,000 in the comparable period of the prior year. Sales from Domestic Operations were $26,279,000, up from $23,629,000 in the comparable period of the prior year. The increase in domestic sales reflects the increased demand for the Company’s products across the country. Sales from International Operations were $4,758,000, down 28.2% from $6,629,000 in the comparable period of the prior year. The decrease in international sales is a result of several large orders that shipped in the comparable period of the prior year.

Sales for the six months ended October 31, 2015 were $62,126,000, up 2.2% from sales of $60,792,000 in the same period last year. Domestic Operations sales for the six-month period were $50,594,000, up 5.7% from sales of $47,877,000 in the same period last year. International Operations sales were $11,532,000, down 10.7% from sales of $12,915,000 in the same period last year.

The order backlog was $92.4 million at October 31, 2015, as compared to $86.7 million at July 31, 2015 and $84.5 million at October 31, 2014.

The gross profit margin for the three months ended October 31, 2015 was 17.8% of sales, as compared to 19.2% of sales in the comparable quarter of the prior year. The decrease in the margin was the result of the competitiveness of the environment over the past year. The gross profit margin for the six months ended October 31, 2015 was 18.3% of sales, as compared to 19.7% in the same period last year.

Operating expenses for the three months ended October 31, 2015 were $4,403,000, or 14.2% of sales, as compared to $3,950,000, or 13.1% of sales, in the comparable period of the prior year. Operating expenses for the three months ended October 31, 2015 reflect non-recurring expenses of $413,000 related to the retirement and replacement of a key executive, a $59,000 increase in pension expense, and a $46,000 increase in bad debt expense, partially offset by a $48,000 decrease in sales and marketing expenses.

Operating expenses for the six months ended October 31, 2015 were $8,722,000, or 14.0% of sales, as compared to $8,298,000, or 13.6% of sales in the comparable period of the prior year. Operating expenses for the six months ended October 31, 2015 reflect non-recurring expenses of $524,000 related to the retirement and replacement of a key executive, a $108,000 increase in pension expense, and a $20,000 increase in bad debt expense, partially offset by a $250,000 decrease in sales and marketing expenses.

Interest expense was $61,000 and $153,000 for the three and six months ended October 31, 2015, respectively, as compared to $102,000 and $183,000 for the comparable periods of the prior year. The decreases for the current year periods resulted primarily from lower borrowing levels.

Income tax expense of $446,000 was recorded for the three months ended October 31, 2015, as compared to income tax expense of $667,000 recorded for the comparable period of the prior year. Income tax expense of $1,017,000 was recorded for the six months ended October 31, 2015, as compared to income tax expense of $1,252,000 recorded for the comparable period of the prior year. The effective tax rate was 38.7% and 35.2% for the three-month periods ended October 31, 2015 and 2014, respectively. The effective tax rates were 37.8% and 33.5% for the six months ended October 31, 2015 and 2014, respectively. The higher effective tax rate for the current year periods resulted from a higher ratio of pretax earnings attributable to subsidiaries located in geographic locations with higher income tax rates as compared to the comparable periods of the prior year. Also, the effective tax rates in the prior year periods were reduced from statutory rates by the favorable impact of state and federal tax credits.

Noncontrolling interests related to the Company’s subsidiary that is not 100% owned by the Company reduced net earnings by $12,000 for the three months ended October 31, 2015, as compared to $26,000 for the comparable period of the prior year. Net earnings were reduced by $35,000 and $52,000 for the six months ended October 31, 2015 and 2014, respectively. The changes in the amounts between each of these periods were directly attributable to changes in the amounts of net income reported for the Company’s one subsidiary that is not 100% owned by the Company.

Net earnings of $695,000, or $0.26 per diluted share, were reported for the three months ended October 31, 2015, compared to net earnings of $1,202,000, or $0.45 per diluted share, in the prior year period. Net earnings of $1,635,000, or $0.61 per diluted share, were reported for the six months ended October 31, 2015, compared to net earnings of $2,436,000, or $0.92 per diluted share, for the same period last year.

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

The Company had working capital of $29,006,000 at October 31, 2015, compared to $27,707,000 at April 30, 2015. The ratio of current assets to current liabilities was 2.4-to-1.0 at October 31, 2015, compared to 2.3-to-1.0 at April 30, 2015. At October 31, 2015, advances of $4,476,000 were outstanding under the Company’s bank revolving credit facility, compared to advances of $4,583,000 outstanding as of April 30, 2015. The Company had standby letters of credit outstanding of $4,210,000 at October 31, 2015 and April 30, 2015. Amounts available under the $20 million revolving credit facility were $11.3 million and $11.2 million at October 31, 2015 and April 30, 2015, respectively. Outstanding short-term debt under credit arrangements with foreign banks at October 31, 2015 was $869,000, compared to $169,000 at April 30, 2015. Total bank borrowings were $9,510,000 at October 31, 2015, compared to $9,147,000 at April 30, 2015.

The Company’s operations provided cash of $1,861,000 during the six months ended October 31, 2015. Cash was primarily provided from earnings, a decrease in receivables of $510,000, and an increase in deferred revenue of $477,000, which was partially offset by an increase in inventories of $995,000 and a decrease in accounts payable and other accrued expenses of $817,000. The Company’s operations provided cash of $6,762,000 during the six months ended October 31, 2014. Cash was primarily provided from earnings and an increase in accounts payable and other accrued expenses of $3,931,000, which was partially offset by an increase in receivables of $605,000, and an increase in inventories of $261,000. The large increase in accounts payable and accrued expenses in the prior year period was primarily attributable to the start-up of a large international project.

During the six months ended October 31, 2015, net cash of $664,000 was used in investing activities for capital expenditures of $1,261,000, partially offset by a decrease in restricted cash of $597,000. This compares to the net use of cash of $4,127,000 for investing activities in the comparable period of the prior year for capital expenditures of $1,626,000, and an increase in restricted cash of $2,501,000.

The Company’s financing activities used cash of $806,000 during the six months ended October 31, 2015 for the final payment of $888,000 toward the purchase of the noncontrolling interest in a subsidiary, cash dividends of $664,000 paid to stockholders, cash dividends of $75,000 paid to minority interest holders, and payments of $211,000 on long-term debt, partially offset by an increase in short-term borrowings of $574,000. The Company’s financing activities used cash of $3,916,000 during the six months ended October 31, 2014 for the second installment payment of $888,000 toward the purchase of the noncontrolling interest in a subsidiary, $2,209,000 for repayment of short-term borrowings, cash dividends of $603,000 paid to stockholders, cash dividends of $38,000 paid to minority interest holders, and payments of $210,000 on long-term debt.

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

REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

A review of the interim consolidated financial information included in this Quarterly Report on Form 10-Q for each of the three and six month periods ended October 31, 2015 and October 31, 2014 has been performed by Cherry Bekaert LLP, the Company’s independent registered public accounting firm. Their report on the interim consolidated financial information follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have reviewed the accompanying consolidated balance sheet of Kewaunee Scientific Corporation and its subsidiaries (the “Company”) as of October 31, 2015, the related consolidated statements of operations, and comprehensive income for the three-month and six-month periods ended October 31, 2015 and 2014, the related consolidated statement of stockholders’ equity for the six-month period ended October 31, 2015, and the related consolidated statements of cash flows for the six-month periods ended October 31, 2015 and 2014. These interim consolidated financial statements are the responsibility of the Company’s management.

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

December 15, 2015

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures made on this matter in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2015.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 31, 2015. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of October 31, 2015, the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that all material information required to be filed in this quarterly report is made known to them by others within the Company and its subsidiaries.

(b) Changes in internal controls

There was no significant change in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.	Exhibits

10.1*	401(k) Incentive Savings Plan for Salaried and Hourly Employees of Kewaunee Scientific Corporation (as amended and restated effective June 29, 2015) [1]

10.2*	Amended and Restated 2008 Key Employee Stock Option Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement dated July 24, 2015, for its Annual meeting of Stockholders on August 26, 2015) [2]

10.3*	Offer Letter to Thomas D. Hull dated October 14, 2015 [3]

10.4*	Change of Control Employment Agreement dated as of November 2, 2015 between Kewaunee Scientific Corporation and Thomas D. Hull.[3]

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	The referenced exhibit is a management contract or compensatory plan or arrangement.
1.	Filed with this Form 10-Q with the Securities and Exchange Commission.
[2]	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on August 28, 2015 and incorporated herein by reference.
[3]	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on November 3, 2015 and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEWAUNEE SCIENTIFIC CORPORATION
(Registrant)

Date: December 15, 2015	By	/s/ Thomas D. Hull III
Thomas D. Hull III
(As duly authorized officer and Vice President, Finance and Chief Financial Officer)