Form 10-Q
period 2016-01-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2016-03-10
CIK 55529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

or

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

As of March 7, 2016, the registrant had outstanding 2,684,580 shares of Common Stock.

KEWAUNEE SCIENTIFIC CORPORATION

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2016

i

Part 1. Financial Information

Item 1.	Financial Statements

Kewaunee Scientific Corporation

Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three months ended January 31		Nine months ended January 31
	2016	2015	2016	2015
Net sales	$32,410	$27,754	$94,536	$88,546
Costs of products sold	26,922	23,298	77,673	72,120

Gross profit	5,488	4,456	16,863	16,426
Operating expenses	4,441	3,872	13,163	12,170

Operating earnings	1,047	584	3,700	4,256
Other income	109	134	296	385
Interest expense	(83)	(91)	(236)	(274)

Earnings before income taxes	1,073	627	3,760	4,367
Income tax expense	225	109	1,242	1,361

Net earnings	848	518	2,518	3,006
Less: net earnings attributable to the noncontrolling interest	18	34	53	86

Net earnings attributable to Kewaunee Scientific Corporation	$830	$484	$2,465	$2,920

Net earnings per share attributable to Kewaunee Scientific Corporation stockholders
Basic	$0.31	$0.18	$0.93	$1.11
Diluted	$0.31	$0.18	$0.92	$1.10
Weighted average number of common shares outstanding
Basic	2,682	2,628	2,661	2,625
Diluted	2,699	2,659	2,683	2,656

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three months ended January 31		Nine months ended January 31
	2016	2015	2016	2015
Net earnings	$848	$518	$2,518	$3,006

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(221)	(130)	(435)	(246)
Change in fair value of cash flow hedge	—	(17)	11	(15)

Other comprehensive income (loss)	(221)	(147)	(424)	(261)

Comprehensive income, net of tax	627	371	2,094	2,745
Less: comprehensive income attributable to the noncontrolling interest	18	34	53	86

Comprehensive income attributable to Kewaunee Scientific Corporation	$609	$337	$2,041	$2,659

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Statement of Stockholders’ Equity

(Unaudited)

(in thousands, except shares and per share data)

$ in thousands, except per share amounts	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at April 30, 2015	$6,583	$1,841	$(53)	$34,385	$(7,880)	$34,876
Net earnings attributable to Kewaunee Scientific Corporation	—	—	—	2,465	—	2,465
Other comprehensive income (loss)	—	—	—	—	(424)	(424)
Cash dividends paid, $0.38 per share	—	—	—	(1,012)	—	(1,012)
Stock options exercised, 84,000 shares	137	322	—	—	—	459
Stock based compensation	—	146	—	—	—	146

Balance at January 31, 2016	$6,720	$2,309	$(53)	$35,838	$(8,304)	$36,510

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Balance Sheets

(in thousands, except per share data)

	January 31, 2016	April 30, 2015
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$3,709	$3,044
Restricted cash	1,444	2,276
Receivables, less allowance: $171; $171, on each respective date	29,409	29,106
Inventories	16,154	12,745
Deferred income taxes	814	856
Prepaid expenses and other current assets	891	735

Total Current Assets	52,421	48,762
Property, plant and equipment, at cost	49,798	48,167
Accumulated depreciation	(35,417)	(33,644)

Net Property, Plant and Equipment	14,381	14,523
Deferred income taxes	2,470	2,468
Other	3,567	3,737

Total Other Assets	6,037	6,205

Total Assets	$72,839	$69,490

Liabilities and Equity
Current Liabilities:
Short-term borrowings and interest rate swaps	$5,538	$4,955
Current portion of long-term debt	421	421
Accounts payable	12,215	11,232
Employee compensation and amounts withheld	1,813	1,882
Deferred revenue	683	216
Other accrued expenses	2,210	2,349

Total Current Liabilities	22,880	21,055
Long-term debt	3,455	3,771
Accrued pension and deferred compensation costs	9,712	9,465

Total Liabilities	36,047	34,291
Commitments and Contingencies
Equity:
Common Stock, $2.50 par value, Authorized – 5,000 shares; Issued – 2,688 shares; 2,633 shares; Outstanding - 2,685 shares; 2,630 shares, on each respective date	6,720	6,583
Additional paid-in-capital	2,309	1,841
Retained earnings	35,838	34,385
Accumulated other comprehensive loss	(8,304)	(7,880)
Common stock in treasury, at cost, 3 shares, on each date	(53)	(53)

Total Kewaunee Scientific Corporation Stockholders’ Equity	36,510	34,876
Noncontrolling interest	282	323

Total Equity	36,792	35,199

Total Liabilities and Equity	$72,839	$69,490

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine months ended January 31
	2016	2015
Cash flows from operating activities:
Net earnings	$2,518	$3,006
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	1,850	1,900
Bad debt provision	7	34
Stock based compensation expense	146	154
Provision for deferred income tax expense	40	(71)
Change in assets and liabilities:
Increase in receivables	(310)	(1,623)
Increase in inventories	(3,409)	(492)
Increase in accounts payable and other accrued expenses	1,663	4,022
Increase in deferred revenue	467	159
Other, net	164	(750)

Net cash provided by operating activities	3,136	6,339

Cash flows from investing activities:
Capital expenditures	(1,708)	(2,135)
Decrease (increase) in restricted cash	832	(2,156)

Net cash used in investing activities	(876)	(4,291)

Cash flows from financing activities:
Dividends paid	(1,012)	(919)
Dividends paid to noncontrolling interest in subsidiaries	(75)	(38)
Increase (decrease) in short-term borrowings and interest rate swaps	583	(2,114)
Payments on long-term debt	(316)	(316)
Payment toward purchase of noncontrolling interest in subsidiary	(888)	(888)
Net proceeds from exercise of stock options (including tax benefit)	459	33

Net cash used in financing activities	(1,249)	(4,242)
Effect of exchange rate changes on cash	(346)	(191)

Increase (decrease) in cash and cash equivalents	665	(2,385)
Cash and cash equivalents, beginning of period	3,044	6,248

Cash and cash equivalents, end of period	$3,709	$3,863

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

B. Summary of Significant Accounting Policies

Insurance – Effective January 1, 2016, the Company moved from a fully insured health care program to that of a self-insured program. The Company has also purchased specific stop-loss insurance to limit claims above certain amounts. The Company accrues estimated losses using actuarial models and assumptions based on historical loss experience. The Company records the insurance reserve within other accrued expenses on the consolidated balance sheets.

C. Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the three and nine month periods. Diluted earnings per share reflects the assumed exercise and conversion of outstanding options under the Company’s stock option plans, except when options have an anti-dilutive effect. Options to purchase 111,400 shares were not included in the computation of diluted earnings per share for the three and nine month periods ended January 31, 2016, because the option exercise prices were greater than the average market price of the common shares at that date, and accordingly, such options would have an anti-dilutive effect. Options to purchase 70,800 shares were not included in the computation of diluted earnings per share for the three and nine month periods ended January 31, 2015, because the effect would be anti-dilutive.

D. Inventories

Inventories consisted of the following (in thousands):

	January 31, 2016	April 30, 2015
Finished products	$4,117	$2,936
Work in process	1,633	1,422
Raw materials	10,404	8,387

	$16,154	$12,745

For interim reporting, LIFO inventories are computed based on year-to-date quantities and interim changes in price levels. Changes in quantities and price levels are reflected in the interim consolidated financial statements in the period in which they occur.

E. Segment Information

The following table provides financial information by business segments for the three and nine months ended January 31, 2016 and 2015 (in thousands):

	Domestic Operations	International Operations	Corporate	Total
Three months ended January 31, 2016
Revenues from external customers	$25,423	$6,987	$—	$32,410
Intersegment revenues	1,196	421	(1,617)	—
Earnings (loss) before income taxes	1,586	702	(1,215)	1,073
Three months ended January 31, 2015
Revenues from external customers	$20,025	$7,729	$—	$27,754
Intersegment revenues	501	697	(1,198)	—
Earnings (loss) before income taxes	264	1,046	(683)	627

	Domestic Operations	International Operations	Corporate	Total
Nine months ended January 31, 2016
Revenues from external customers	$76,017	$18,519	$—	$94,536
Intersegment revenues	1,642	1,694	(3,336)	—
Earnings (loss) before income taxes	5,346	2,002	(3,588)	3,760
Nine months ended January 31, 2015
Revenues from external customers	$67,902	$20,644	$—	$88,546
Intersegment revenues	1,407	1,603	(3,010)	—
Earnings (loss) before income taxes	4,526	2,519	(2,678)	4,367

F. Defined Benefit Pension Plans

The Company has non-contributory defined benefit pension plans. These plans were amended as of April 30, 2005, no further benefits have been, or will be, earned under the plans, subsequent to the amendment date, and no additional participants will be added to the plans. Contributions of $64,000 were paid to the plans during the nine months ended January 31, 2016, and the Company does not expect any contributions to be paid to the plans during the remainder of the fiscal year. Contributions of $775,000 were made during the nine months ended January 31, 2015.

Pension expense consisted of the following (in thousands):

	Three months ended January 31, 2016	Three months ended January 31, 2015
Service cost	$-0-	$-0-
Interest cost	224	223
Expected return on plan assets	(334)	(331)
Recognition of net loss	329	233

Net periodic pension expense	$219	$125

	Nine months ended January 31, 2016	Nine months ended January 31, 2015
Service cost	$-0-	$-0-
Interest cost	684	670
Expected return on plan assets	(1,022)	(993)
Recognition of net loss	917	700

Net periodic pension expense	$579	$377

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s 2015 Annual Report to Stockholders contains management’s discussion and analysis of financial condition and results of operations as of and for the year ended April 30, 2015. The following discussion and analysis describes material changes in the Company’s financial condition since April 30, 2015. The analysis of results of operations compares the three and nine months ended January 31, 2016 with the comparable periods of the prior year.

Results of Operations

Sales for the three months ended January 31, 2016 were $32,410,000, an increase of 17% from sales of $27,754,000 in the comparable period of the prior year. Sales from Domestic Operations were $25,423,000, up from $20,025,000 in the comparable period of the prior year. The increase in Domestic Operations sales resulted from stronger than typical third quarter opportunities in the laboratory furniture and casework marketplace. Sales from International Operations were $6,987,000, down from $7,729,000 in the comparable period of the prior year, due to a large order shipped in the prior year period that did not repeat.

Sales for the nine months ended January 31, 2016 were $94,536,000, up 7% from sales of $88,546,000 in the same period last year. Domestic Operations sales for the nine-month period were $76,017,000, up from sales of $67,902,000 in the same period last year. International Operations sales were $18,519,000, down from sales of $20,644,000 in the same period last year.

The order backlog was $95.2 million at January 31, 2016, as compared to $92.4 million at October 31, 2015 and $78.0 million at January 31, 2015.

The gross profit margin for the three months ended January 31, 2016 was 16.9% of sales, as compared to 16.1% of sales in the comparable quarter of the prior year. The increase in the margin was the result of a favorable product mix. The gross profit margin for the nine months ended January 31, 2016 was 17.8% of sales, as compared to 18.6% in the comparable period of the prior year.

Operating expenses for the three months ended January 31, 2016 were $4,441,000, or 13.7% of sales, as compared to $3,872,000, or

14.0% of sales, in the comparable period of the prior year. Operating expenses for the three months ended January 31, 2016 reflect nonrecurring expenses of $154,000 related to the retirement and replacement of a key executive, an increase of $247,000 in incentive compensation and a $94,000 increase in pension expense when compared to the prior period. Operating expenses for the nine months ended January 31, 2016 were $13,163,000, or 13.9% of sales, as compared to $12,170,000, or 13.7% of sales in the comparable period of the prior year. Operating expenses for the nine months ended January 31, 2016 reflect nonrecurring expenses of $678,000 related to the retirement and replacement of a key executive, and a $202,000 increase in pension expense.

Interest expense was $83,000 and $236,000 for the three and nine months ended January 31, 2016, respectively, as compared to $91,000 and $274,000 for the comparable periods of the prior year. The decreases for the current year periods resulted primarily from lower borrowing levels.

Income tax expense of $225,000 was recorded for the three months ended January 31, 2016, as compared to income tax expense of $109,000 recorded for the comparable period of the prior year. Income tax expense of $1,242,000 was recorded for the nine months ended January 31, 2016, as compared to income tax expense of $1,361,000 recorded for the comparable period of the prior year. The effective tax rates were 21.0% and 17.4% for each of the three-month periods ended January 31, 2016 and 2015, respectively. The effective tax rates were 33.0% and 31.2% for the nine months ended January 31, 2016 and 2015, respectively. The effective tax rates for the three month periods ended January 31, 2016 and 2015 were favorably impacted due to the reinstatement of the federal research and development (R&D) tax credit in January 2016 retroactive to 2015 and January 2015 retroactive to 2014. The cumulative impact of these credits was included in the third quarter effective rate calculation for each fiscal year. The increase in the effective rate for the current three month period compared to the prior year was primarily due the higher ratio of pretax earnings recorded at the statutory tax rate. The higher effective tax rate for the current year periods resulted from a higher ratio of pretax earnings attributable to subsidiaries located in geographic locations with higher income tax rates as compared to the comparable periods of the prior year.

Noncontrolling interests related to the Company’s subsidiary that is not 100% owned by the Company reduced net earnings by $18,000 for the three months ended January 31, 2016, as compared to $34,000 for the comparable period of the prior year. Net earnings were reduced by $53,000 and $86,000 for the nine months ended January 31, 2016 and 2015, respectively. The changes in the amounts between each of these periods were directly attributable to changes in the amounts of net income reported for the Company’s one subsidiary that is not 100% owned by the Company.

Net earnings of $830,000, or $0.31 per diluted share, were reported for the three months ended January 31, 2016, compared to net earnings of $484,000, or $0.18 per diluted share, in the prior year period. Net earnings of $2,465,000, or $0.92 per diluted share, were reported for the nine months ended January 31, 2016, compared to net earnings of $2,920,000, or $1.10 per diluted share, for the same period last year.

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

The Company had working capital of $29,541,000 at January 31, 2016, compared to $27,707,000 at April 30, 2015. The ratio of current assets to current liabilities was 2.3-to-1.0 at January 31, 2016 and April 30, 2015. At January 31, 2016, advances of $4,808,000 were outstanding under the Company’s bank revolving credit facility, as compared to advances of $4,583,000 outstanding as of April 30, 2015. The Company had standby letters of credit outstanding of $4,210,000 at January 31, 2016, and April 30, 2015. Amounts available under the $20 million revolving credit facility were $11.0 million and $11.2 million at January 31, 2016 and April 30, 2015, respectively. Total bank borrowings were $9,414,000 at January 31, 2016, as compared to $9,147,000 at April 30, 2015.

The Company’s operations provided cash of $3,136,000 during the nine months ended January 31, 2016. Cash was primarily provided from earnings and an increase in accounts payable and other accrued expenses of $1,663,000, and deferred revenue of $467,000, which was partially offset by an increase in accounts receivable of $310,000, and an increase in inventories of $3,409,000. The Company’s operations provided cash of $6,339,000 during the nine months ended January 31, 2015. Cash was primarily provided from earnings and an increase in accounts payable and other accrued expense of $4,022,000, which was partially offset by an increase in accounts receivable of $1,623,000, and an increase in inventories of $492,000. The large increase in accounts payable and accrued expenses in the prior year period was primarily attributable to the start-up of a large international project.

During the nine months ended January 31, 2016, net cash of $876,000 was used in investing activities for capital expenditures of $1,708,000, offset by a decrease in restricted cash of $832,000. This compares to the net use of cash of $4,291,000 for investing activities in the comparable period of the prior year for capital expenditures of $2,135,000, and an increase in restricted cash of $2,156,000.

The Company’s financing activities used cash of $1,249,000 during the nine months ended January 31, 2016 for the final payment of $888,000 toward the purchase of the noncontrolling interest in a foreign subsidiary, cash dividends of $1,012,000 paid to stockholders, cash dividends of $75,000 paid to minority interest holders, and payments of $316,000 on long-term debt, partially offset by an increase in short-term borrowings of $583,000 and net proceeds of $459,000 from the exercise of stock options. The Company’s financing activities used cash of $4,242,000 during the nine months ended January 31, 2015 for payment of $888,000 for the second installment toward the purchase of the noncontrolling interest in a foreign subsidiary, repayment of short-term borrowings of $2,114,000, cash dividends of $919,000 paid to stockholders, cash dividends of $38,000 paid to minority interest holders, and payments of $316,000 on long-term debt.

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

REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

A review of the interim consolidated financial information included in this Quarterly Report on Form 10-Q for each of the three and nine month periods ended January 31, 2016 and January 31, 2015 has been performed by Cherry Bekaert LLP, the Company’s independent registered public accounting firm. Their report on the interim consolidated financial information follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have reviewed the accompanying consolidated balance sheet of Kewaunee Scientific Corporation and its subsidiaries (the “Company”) as of January 31, 2016, the related consolidated statements of operations, and comprehensive income for the three-month and nine-month periods ended January 31, 2016 and 2015, the related consolidated statement of stockholders’ equity for the nine-month period ended January 31, 2016, and the related consolidated statements of cash flows for the nine-month periods ended January 31, 2016 and 2015. These interim consolidated financial statements are the responsibility of the Company’s management.

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

March 10, 2016

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures made on this matter in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2015.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of January 31, 2016. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of January 31, 2016, the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that all material information required to be filed in this quarterly report is made known to them by others within the Company and its subsidiaries.

(b) Changes in internal controls

There was no significant change in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.	Exhibits

3.4	Bylaws (As amended as of December 9, 2015) [1]

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

[1]	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on December 10, 2015 and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEWAUNEE SCIENTIFIC CORPORATION
(Registrant)

Date: March 10, 2016	By	/s/ Thomas D. Hull III
Thomas D. Hull III
(As duly authorized officer and Vice President, Finance and Chief Financial Officer)