Form 10-K
period 2016-04-30
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2016-07-21
CIK 55529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2016 or

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of shares of voting stock held by non-affiliates of the registrant was approximately $37,653,266 based on the last reported sale price of the registrant’s Common Stock on October 31, 2015, the last business day of the registrant’s most recently completed second fiscal quarter. Only shares beneficially owned by directors of the registrant (excluding shares subject to options) and each person owning more than 10% of the outstanding Common Stock of the registrant were excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of July 13, 2016, the registrant had outstanding 2,697,628 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: Those portions of the Company’s proxy statement for use in connection with Kewaunee Scientific Corporation’s annual meeting of stockholders to be held on August 31, 2016, indicated in this report are incorporated by reference into Part III hereof.

PART I

Item 1. Business

GENERAL

Kewaunee Scientific Corporation was founded in 1906, incorporated in Michigan in 1941, became publicly-held in 1968, and was reincorporated in Delaware in 1970. Our principal business is the design, manufacture, and installation of laboratory, healthcare, and technical furniture products. Our products include steel, wood, and laminate furniture, fume hoods, biological safety cabinets, laminar flow and ductless hoods, adaptable modular and column systems, moveable workstations and carts, epoxy resin worksurfaces, sinks, and accessories and related design services.

Our products are sold primarily through purchase orders and contracts submitted by customers through our dealers and commissioned agents and a national distributor, as well as through competitive bids submitted by us and our subsidiaries in Singapore, India and China. Products are sold principally to pharmaceutical, biotechnology, industrial, chemical and commercial research laboratories, educational institutions, healthcare institutions, governmental entities, and manufacturing facilities. We consider the markets in which we compete to be highly competitive, with a significant amount of the business involving competitive public bidding.

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

Our need for working capital and our credit practices are comparable to those of other companies manufacturing, selling and installing similar products in similar markets. Since our products are used in building construction projects, in many cases payments for our products are received over longer periods of time than payments for many other types of manufactured products, thus requiring increased working capital. In addition, payment terms associated with certain projects provide for a retention amount until final completion of the project, thus also increasing required working capital. On average, payments for our products are received during the quarter following shipment, with the exception of the retention amounts which are collected at the final completion of the project.

We hold various patents and patent rights, but do not consider that our success or growth is dependent upon our patents or patent rights. Our business is not dependent upon licenses, franchises, concessions, trademarks, royalty agreements, or labor contracts.

Our business is not generally cyclical, although sales are sometimes lower during our third quarter because of slower construction activity in certain areas of the country during the winter months. Our business is not dependent on any one or a few customers. However, revenue for three of the Company’s domestic dealers represented in the aggregate approximately 40%, 36% and 33% of the Company’s sales in fiscal years 2016, 2015, and 2014, respectively.

Our order backlog at April 30, 2016 was $100.5 million, as compared to $90.1 million at April 30, 2015 and $89.0 million at April 30, 2014. Based on scheduled shipment dates and past experience, we estimate that more than 80% of our order backlog at April 30, 2016 will be shipped during fiscal year 2017. However, it may reasonably be expected that delays in shipments will occur because of customer rescheduling or delay in completion of projects which involve the installation of our products.

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

RESEARCH AND DEVELOPMENT

The amount spent and expensed by us during the fiscal year ended April 30, 2016 on research and development activities related to new or redesigned products was $1,167,000. The amounts spent for similar purposes in the fiscal years ended April 30, 2015 and 2014 were $936,000 and $842,000, respectively.

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

EMPLOYEES

At April 30, 2016, the Company had the following number of full-time employees:

            487 (Domestic); 195 (International).

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

The financial markets in the United States, Europe and Asia continue to be volatile. The tightening of credit in financial markets, continuation or worsening of the current economic conditions, a prolonged global, national or regional economic recession or other similar events could have a material adverse effect on the demand for our products and on our sales, pricing and profitability. We are unable to predict the likely occurrence or duration of these adverse economic conditions and the impact these events may have on our operations and the laboratory furniture industry in general.

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

We have substantial sales to three of our domestic dealers. The combined sales to these three dealers accounted for approximately 40% of our sales in fiscal year 2016. Loss of all or a part of our sales to a large customer would have a material effect on our revenues and profits.

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

The Patient Protection and Affordable Care Act may increase the cost of providing medical benefits to employees, which could have a significant adverse impact on our results of operations.

We maintain a self-insured healthcare plan for our employees. We have insurance coverage in place for aggregate claims above a specified amount in any year. The Patient Protection and Affordable Care Act, and state legislation in the states in which we operate. may cause the cost of providing medical insurance to our employees to increase. To date, we have not experienced significant costs related to the health care reform legislation; however, it is possible that we may not be able to pass the cost of increased medical costs to our employees or customers.

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

Item 2. Properties

We own and operate three adjacent manufacturing facilities in Statesville, North Carolina. These facilities also house our corporate offices, as well as sales and marketing, administration, engineering and drafting personnel. These facilities together comprise approximately 413,000 square feet and are located on approximately 20 acres of land. In addition, we lease our primary distribution facility and other warehouse facilities totaling 251,000 square feet in Statesville, North Carolina. We lease sales offices in Naperville, Illinois; Branchburg, New Jersey; Newport, Delaware; Ventura, California; and Singapore. In Bangalore, India we lease and operate a manufacturing facility comprising 55,000 square feet, a warehouse facility comprising 11,000 square feet and a facility comprising 7,000 square feet that houses sales and administrative offices. In Suzhou, China we also lease and operate a facility totaling 11,000 square feet. We believe our facilities are suitable for their respective uses and are adequate for our current needs.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016
High	$17.62	$17.48	$18.35	$17.32
Low	$15.50	$16.23	$15.82	$16.10
Close	$16.62	$16.66	$16.84	$16.72

2015
High	$18.22	$18.75	$19.00	$18.50
Low	$15.74	$16.50	$16.75	$15.30
Close	$18.02	$17.40	$17.62	$15.80

As of July 13, 2016, we estimate there were approximately 1,239 holders of our common shares, of which 153 were stockholders of record. We paid cash dividends per share of $0.51, $0.47 and $0.44 for fiscal years 2016, 2015 and 2014, respectively. We expect to pay dividends in the future in line with our actual and anticipated future operating results.

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

	Years Ended April 30
$ and shares in thousands, except per share amounts	2016	2015	2014
OPERATING STATEMENT DATA:
Net sales	$128,626	$118,828	$111,166
Costs of products sold	104,918	97,062	89,134

Gross profit	23,708	21,766	22,032
Operating expenses	18,010	16,540	16,068

Operating earnings	5,698	5,226	5,964
Other income	347	484	395
Interest expense	(306)	(325)	(373)

Earnings before income taxes	5,739	5,385	5,986
Income tax expense	1,862	1,745	1,983

Net earnings	3,877	3,640	4,003
Less: net earnings attributable to noncontrolling interest	75	111	108

Net earnings attributable to Kewaunee Scientific Corporation	$3,802	$3,529	$3,895

Weighted average shares outstanding:
Basic	2,667	2,626	2,608
Diluted	2,687	2,658	2,634

PER SHARE DATA:
Net earnings attributable to Kewaunee Scientific Corporation Stockholders
Basic	$1.43	$1.34	$1.49
Diluted	$1.42	$1.33	$1.48
Cash dividends	$0.51	$0.47	$0.44
Year-end book value	$14.24	$13.28	$12.97

	As of April 30
$ in thousands	2016	2015	2014
BALANCE SHEET DATA:
Current assets	$50,957	$48,762	$43,353
Current liabilities	20,950	21,055	16,163
Net working capital	30,007	27,707	27,190
Net property, plant and equipment	14,118	14,523	14,570
Total assets	72,405	69,490	62,717
Total borrowings/long-term debt	7,588	9,147	7,763
Kewaunee Scientific Corporation Stockholders’ equity	$38,242	$34,876	$33,959

OTHER DATA:
Capital expenditures	$2,187	$2,568	$2,021
Year-end stockholders of record	153	162	175
Year-end employees (Domestic)	487	470	483
Year-end employees (International)	195	175	136

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

Self-Insurance Reserves

The Company is self-insured for workers compensation and health-care. The Company has purchased specific stop-loss insurance to limit claims above a certain amount. Estimated workers compensation losses were accrued during the fiscal year and are subject to retroactive loss adjustments. Estimated medical reserves were accrued for claims incurred but not reported (“IBNR”) using assumptions based upon historical loss experiences. The Company’s exposure reflected in the self-insurance reserves varies depending upon market conditions in the insurance industry, availability of cost-effective insurance coverage, and actual claims versus estimated future claims.

RESULTS OF OPERATIONS

Sales for fiscal year 2016 were $128.7 million, an increase of 8% from fiscal year 2015 sales of $118.8 million. Domestic sales for fiscal year 2016 were $103.0 million, an increase of 11% from fiscal year 2015 sales of $93.1 million. The increase in domestic sales was attributable to growth throughout the year from our dealers and distribution network. International sales for fiscal year 2016 were $25.6 million, relatively unchanged from fiscal year 2015 sales of $25.7 million.

Sales for fiscal year 2015 were $118.8 million, an increase of 7% from fiscal year 2014 sales of $111.2 million. Domestic sales for fiscal year 2015 were $93.1 million, an increase of 1% from fiscal year 2014 sales of $91.8 million. The increase in domestic sales was attributable to strong incoming orders during the fourth quarter of fiscal year 2015. International sales for fiscal year 2015 were $25.7 million, an increase of 33% from fiscal year 2014 sales of $19.4 million. The increase in International sales was due to shipments during the year of several larger orders received in fiscal year 2014.

Our order backlog was $100.5 million at April 30, 2016, as compared to $90.1 million at April 30, 2015 and $89.0 million at April 30, 2014.

Gross profit represented 18.4%, 18.3% and 19.8% of sales in fiscal years 2016, 2015 and 2014, respectively. The decrease in gross profit margin since fiscal year 2014 was primarily due to very competitive pricing in the domestic laboratory furniture marketplace, particularly for the large higher education projects.

Operating expenses were $18.0 million, $16.5 million and $16.1 million in fiscal years 2016, 2015 and 2014, respectively, and 14.0%, 13.9% and 14.5% of sales, respectively. The increase in operating expense dollars in fiscal year 2016 as compared to fiscal year 2015 resulted primarily from an increase in nonrecurring expenses of $679,000 related to the retirement and replacement of a key executive and an increase of $219,000 in incentive compensation, an increase of $269,000 in pension expense, and an increase of $276,000 in the operating expense of the Company’s International operations. The increase in operating expense dollars in fiscal year 2015 as compared to fiscal year 2014 resulted primarily from an increase in operating expenses of $640,000 attributed to the growth in International business, partially offset by decreases in pension expense of $214,000 and bad debt expense of $61,000.

Other income was $347,000, $484,000 and $395,000 in fiscal years 2016, 2015 and 2014, respectively. The decrease in other income in fiscal year 2016 was primarily due to a decrease in interest income earned from cash on hand at the international subsidiaries. The increase in other income in fiscal year 2015 was primarily due to an increase in interest income from cash on hand at the international subsidiaries.

Interest expense was $306,000, $325,000 and $373,000 in fiscal years 2016, 2015 and 2014, respectively. The decreases in interest expense for fiscal years 2016 and 2015 were primarily due to lower levels of bank borrowings.

Income tax expense was $1,862,000, $1,745,000 and $1,983,000 in fiscal years 2016, 2015 and 2014, respectively, or 32.4%, 32.4% and 33.1% of pretax earnings, respectively. The effective tax rate for each of these years is lower than the statutory rate due to the favorable impact of tax rates for the Company’s international subsidiaries and the impact of state and federal tax credits. The decrease in the effective tax rate from fiscal year 2014 is primarily related to the utilization of tax credits and the reduction in a related valuation allowance that had been established in prior years.

Net earnings attributable to the noncontrolling interest related to our subsidiaries that are not 100% owned by the Company were $75,000, $111,000 and $108,000 for fiscal years 2016, 2015 and 2014, respectively. The changes in the net earnings attributable to the noncontrolling interest for each year were due to changes in the levels of net income of the subsidiaries.

Net earnings in fiscal year 2016 were $3,802,000, or $1.42 per diluted share. Net earnings in fiscal year 2015 were $3,529,000, or $1.33 per diluted share, and net earnings in fiscal year 2014 were $3,895,000, or $1.48 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity have historically been funds generated from operating activities, supplemented as needed by borrowings under our revolving credit facility. Additionally, certain machinery and equipment are financed by non-cancelable operating leases. We believe that these sources of funds will be sufficient to support ongoing business requirements, including capital expenditures, through fiscal year 2017.

At April 30, 2016, we had advances of $3.6 million and standby letters of credit aggregating $4.2 million outstanding under our unsecured $20 million revolving credit facility. See Note 3 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report for additional information concerning our credit facility. We did not have any off balance sheet arrangements at April 30, 2016.

The following table summarizes the cash payment obligations for our lease arrangements, long-term debt, and other non-current liabilities as of April 30, 2016:

PAYMENTS DUE BY PERIOD

($ in thousands)

Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	After 5 years
Operating Leases	$3,451	$1,394	$1,690	$367	$—
Long-term Debt	3,770	421	2,079	1,270	—

Total Contractual Cash Obligations	$7,221	$1,815	$3,769	$1,637	$—

Operating activities provided cash of $7.3 million in fiscal year 2016, primarily from operating earnings, a decrease in receivables and an increase in accounts payable and accrued expenses, partially offset by an increase in inventories. Operating activities provided cash of $2.3 million in fiscal year 2015, primarily from operating earnings and an increase in accounts payable and other accrued expenses, partially offset by increases in receivables and inventories. Operating activities provided cash of $8.1 million in fiscal year 2014, primarily from operating earnings and decreases in receivables and inventories, partially offset by decreases in accounts payable and other accrued expenses.

The Company’s financing activities used cash during fiscal year 2016 of $3.4 million primarily for cash dividends of $1,361,000 paid to stockholders, cash dividends of $75,000 paid to minority interest holders, repayments of short-term borrowings of $1,137,000, an installment payment of $888,000 toward the purchase of the noncontrolling interest in a subsidiary, and repayment of long-term debt of $422,000. The Company’s financing activities used cash during fiscal year 2015 of $743,000 primarily for cash dividends of $1,234,000 paid to stockholders, cash dividends of $38,000 paid to minority interest holders, an installment payment of $888,000 toward the purchase of the noncontrolling interest in a subsidiary, and repayment of long-term debt of $421,000, offset by an increase in short-term borrowings of $1,805,000. The Company’s financing activities used cash of $5,549,000 during fiscal year 2014 for payment of $1,780,000 toward the purchase of the noncontrolling interest in a subsidiary, repayment of short-term borrowings of $3,847,000, cash dividends of $1,122,000 paid to stockholders, and cash dividends of $38,000 paid to minority interest holders. This was partially offset by a net increase in long-term debt of $1,146,000 in conjunction with the replacement of the Company’s long-term debt with a new lender. See Note 3 and Note 10 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report for additional information concerning our credit facility and the purchase of the noncontrolling interest in our subsidiary.

The majority of the April 30, 2016 accounts receivable balances are expected to be collected during the first quarter of fiscal year 2017, with the exception of retention amounts on fixed-price contracts which are collected when the entire construction project is completed and all retention funds are paid by the owner.

As discussed above, no further benefits have been, or will be, earned under our pension plans after April 30, 2005, and no additional participants have been, or will be, added to the plans. We estimate that contributions of $555,000 will be made to the plans in fiscal year 2017. We made contributions of $64,000 and $775,000 to the plans in fiscal years 2016 and 2015, respectively.

Capital expenditures were $2.2 million, $2.6 million and $2.0 million in fiscal years 2016, 2015 and 2014, respectively. Capital expenditures in fiscal year 2016 were funded primarily from operations. Fiscal year 2017 capital expenditures are anticipated to be approximately $3.0 million, with the majority of these expenditures for manufacturing equipment. The fiscal year 2017 expenditures are expected to be funded primarily by operating activities, supplemented as needed by borrowings under our revolving credit facility.

Working capital was $30.0 million at April 30, 2016, up from $27.7 million at April 30, 2015, and the ratio of current assets to current liabilities was 2.4-to-1.0 at April 30, 2016 and 2.3-to-1.0 at April 30, 2015. The increase in working capital for fiscal year 2016 was primarily due to the increase in cash and inventories, partially offset by the decrease in receivables.

We paid cash dividends of $0.51 per share in fiscal year 2016. We paid cash dividends of $0.47 and $0.44 per share in fiscal years 2015 and 2014, respectively. We expect to pay dividends in the future in line with our actual and anticipated future operating results.

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

In March 2013, the FASB issued ASU 2013-05, “Foreign Currency Matters (Topic 830) – Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This guidance issued amendments to address the accounting for the cumulative translation adjustment when a parent entity sells or transfers either a subsidiary or group of assets within a foreign entity. The Company adopted this standard effective May 1, 2014. The adoption of this standard did not have a significant impact on the Company’s consolidated financial position or results of operations.

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740) – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This guidance requires that companies net their unrecognized tax benefits against all same-jurisdiction net operating losses or tax credit carryforwards that would be used to settle the position with a tax authority. The Company adopted this standard effective May 1, 2014. The adoption of this standard did not have a significant impact on the Company’s consolidated financial position or results of operations.

In May 2014, the FASB issued ASU 2014-9, “Revenue from Contracts with Customers (Topic 606).” This guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, this guidance was amended deferring the effective date to annual reporting periods beginning after December 15, 2017. The Company will adopt this standard in fiscal year 2019. The Company has not yet determined the effect, if any, that the adoption of this standard will have on the Company’s financial position or results of operations.

In April 2015, the FASB issued ASU 2015-03, “Interest (Topic 835) – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs.” This guidance requires that debt issuance costs related to a recognized liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The Company will adopt this standard in fiscal year 2017. The Company does not expect the adoption of this standard to have a significant impact on the Company’s consolidated financial position or results of operations.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330) – Simplifying the Measurement of Inventory.” This guidance changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. Net realizable value is defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company will adopt this standard in fiscal year 2018. The Company has not yet determined the effect, if any, that the adoption of this standard will have on the Company’s financial position or results of operations.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740) – Balance Sheet Classification of Deferred Taxes.” This guidance eliminates the requirement to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. Instead, the update requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted prospectively or retrospectively. The Company early adopted this guidance prospectively beginning with the Consolidated Balance Sheet at April 30, 2016. Prior periods were not retrospectively adjusted.

In February 2016, the FASB issued ASU 2016-2, “Leases (Topic 842).” This guidance establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company will adopt this standard in fiscal year 2020. The Company has not yet determined the effect, if any, that the adoption of this standard will have on the Company’s financial position or results of operations.

In March 2016, the FASB issued ASU 2016-9, “Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting.” This guidance simplifies various aspects related to how share-based payments are accounted for and presented in the financial statements. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company will adopt this standard in fiscal year 2018. The Company has not yet determined the effect, if any, that the adoption of this standard will have on the Company’s financial position or results of operations.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in the area of interest rates. This exposure is associated with advances outstanding under our bank line of credit and certain lease obligations for production machinery, all of which are priced on a floating rate basis. Advances outstanding under the bank line of credit were $3.6 million at April 30, 2016. In May 2013, the Company entered into an interest rate swap agreement whereby the interest rate payable by the Company on $3,450,000 of outstanding long-term debt was effectively converted to a fixed interest rate of 4.875% for the period beginning May 1, 2013 and ending August 1, 2017. In May 2013, the Company entered into an interest rate swap agreement whereby the interest rate payable by the Company on $2,600,000 of outstanding long-term debt was effectively converted to a fixed interest rate of 4.37% for the period beginning August 1, 2017 and ending May 1, 2020. In May 2013, the Company entered into an interest rate swap agreement whereby the interest rate payable by the Company on $1,218,000 of outstanding long-term debt was effectively converted to a fixed interest rate of 3.07% for the period beginning November 3, 2014 and ending May 1, 2020. We believe that our exposure to market risk is not material.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, Management concluded the Company maintained effective internal control over financial reporting as of April 30, 2016.

/s/ David M. Rausch
President and Chief Executive Officer

/s/ Thomas D. Hull III
Vice President, Finance
Chief Financial Officer

July 21, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS

OF KEWAUNEE SCIENTIFIC CORPORATION

STATESVILLE, NORTH CAROLINA

We have audited the accompanying consolidated balance sheets of Kewaunee Scientific Corporation and subsidiaries (the “Company”) as of April 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended April 30, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of April 30, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ CHERRY BEKAERT LLP
Charlotte, North Carolina

July 21, 2016

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended April 30	Kewaunee Scientific Corporation

$ and shares in thousands, except per share amounts	2016	2015	2014

Net sales	$128,626	$118,828	$111,166
Costs of products sold	104,918	97,062	89,134

Gross profit	23,708	21,766	22,032
Operating expenses	18,010	16,540	16,068

Operating earnings	5,698	5,226	5,964
Other income	347	484	395
Interest expense	(306)	(325)	(373)

Earnings before income taxes	5,739	5,385	5,986
Income tax expense	1,862	1,745	1,983

Net earnings	3,877	3,640	4,003
Less: net earnings attributable to the noncontrolling interest	75	111	108

Net earnings attributable to Kewaunee Scientific Corporation	$3,802	$3,529	$3,895

Net earnings per share attributable to Kewaunee Scientific Corporation stockholders
Basic	$1.43	$1.34	$1.49
Diluted	$1.42	$1.33	$1.48

Weighted average number of common shares outstanding
Basic	2,667	2,626	2,608
Diluted	2,687	2,658	2,634

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended April 30	Kewaunee Scientific Corporation

$ in thousands	2016	2015	2014

Net earnings	$3,877	$3,640	$4,003
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(217)	(346)	(321)
Change in unrecognized actuarial loss on pension obligations	448	(1,266)	1,292
Change in fair value of cash flow hedge	23	5	83

Comprehensive income, net of tax	4,131	2,033	5,057
Less comprehensive income attributable to the noncontrolling interest	75	111	108

Total comprehensive income attributable to Kewaunee Scientific Corporation	$4,056	$1,922	$4,949

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Kewaunee Scientific Corporation

$ in thousands, except shares and per share amounts	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at April 30, 2013	$6,550	$1,567	$(305)	$31,191	$(7,327)	$31,676

Purchase of noncontrolling interest (Note 10)	—	—	—	(1,874)	—	(1,874)
Net earnings attributable to Kewaunee Scientific Corporation	—	—	—	3,895	—	3,895
Other comprehensive income	—	—	—	—	1,054	1,054
Cash dividends paid, $0.44 per share	—	—	—	(1,122)	—	(1,122)
Stock options exercised, 97,250 shares	7	(163)	1,405	—	—	1,249
Stock based compensation	—	238	—	—	—	238
Purchase of treasury stock, 69,773 shares	—	—	(1,157)	—	—	(1,157)

Balance at April 30, 2014	6,557	1,642	(57)	32,090	(6,273)	33,959

Net earnings attributable to Kewaunee Scientific Corporation	—	—	—	3,529	—	3,529
Other comprehensive loss	—	—	—	—	(1,607)	(1,607)
Cash dividends paid, $0.47 per share	—	—	—	(1,234)	—	(1,234)
Stock options exercised, 29,075 shares	26	3	25	—	—	54
Stock based compensation	—	196	—	—	—	196
Purchase of treasury stock, 1,159 shares	—	—	(21)	—	—	(21)

Balance at April 30, 2015	6,583	1,841	(53)	34,385	(7,880)	34,876

Net earnings attributable to Kewaunee Scientific Corporation	—	—	—	3,802	—	3,802
Other comprehensive income	—	—	—	—	254	254
Cash dividends paid, $0.51 per share	—	—	—	(1,361)	—	(1,361)
Stock options exercised, 84,000 shares	137	342	—	—	—	479
Stock based compensation	—	192	—	—	—	192

Balance at April 30, 2016	$6,720	$2,375	$(53)	$36,826	$(7,626)	$38,242

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

April 30	Kewaunee Scientific Corporation

$ and shares in thousands, except per share amounts	2016	2015

ASSETS
Current Assets
Cash and cash equivalents	$5,222	$3,044
Restricted cash	1,567	2,276
Receivables, less allowance: $202 (2016); $171 (2015)	27,835	29,106
Inventories	15,626	12,745
Deferred income taxes	—	856
Prepaid expenses and other current assets	707	735

Total Current Assets	50,957	48,762

Property, Plant and Equipment, Net	14,118	14,523

Other Assets
Deferred income taxes	3,392	2,468
Other	3,938	3,737

Total Other Assets	7,330	6,205

Total Assets	$72,405	$69,490

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings and interest rate swaps	$3,818	$4,955
Current portion of long-term debt	421	421
Accounts payable	11,722	11,232
Employee compensation and amounts withheld	2,333	1,882
Deferred revenue	785	216
Other accrued expenses	1,871	2,349

Total Current Liabilities	20,950	21,055
Long-term debt	3,349	3,771
Accrued pension and deferred compensation costs	9,554	9,465

Total Liabilities	33,853	34,291

Commitments and Contingencies (Note 7)
Stockholders’ Equity
Common stock, $2.50 par value, Authorized – 5,000 shares; Issued – 2,688 shares; (2016); 2,633 (2015); Outstanding – 2,685 shares (2016); 2,630 shares (2015)	6,720	6,583
Additional paid-in-capital	2,375	1,841
Retained earnings	36,826	34,385
Accumulated other comprehensive loss	(7,626)	(7,880)
Common stock in treasury, at cost: 3 shares	(53)	(53)

Total Kewaunee Scientific Corporation Stockholders’ Equity	38,242	34,876
Noncontrolling Interest	310	323

Total Equity	38,552	35,199

Total Liabilities and Stockholders’ Equity	$72,405	$69,490

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended April 30	Kewaunee Scientific Corporation

$ in thousands	2016	2015	2014

Cash Flows from Operating Activities
Net earnings	$3,877	$3,640	$4,003
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	2,592	2,615	2,549
Bad debt provision	74	55	116
Stock based compensation expense	192	196	238
Provision (benefit) for deferred income tax expense	(335)	(513)	864
Change in assets and liabilities:
Decrease (increase) in receivables	1,197	(5,688)	2,295
(Increase) decrease in inventories	(2,881)	(807)	1,265
Increase (decrease) in accounts payable and other accrued expenses	1,351	3,008	(2,862)
Increase (decrease) in deferred revenue	569	79	(351)
Other, net	635	(294)	(48)

Net cash provided by operating activities	7,271	2,291	8,069

Cash Flows from Investing Activities
Capital expenditures	(2,187)	(2,568)	(2,021)
Decrease (increase) in restricted cash	709	(1,908)	323

Net cash used in investing activities	(1,478)	(4,476)	(1,698)

Cash Flows from Financing Activities
Dividends paid	(1,361)	(1,234)	(1,122)
Dividends paid to noncontrolling interest in subsidiaries	(75)	(38)	(38)
(Decrease) increase in short-term borrowings and interest rate swaps	(1,137)	1,805	(3,847)
Proceeds from long-term debt	—	—	5,000
Payment toward purchase of noncontrolling interest in subsidiary	(888)	(888)	(1,780)
Payments on long-term debt	(422)	(421)	(3,854)
Net proceeds from exercise of stock options (including tax benefit)	479	33	92

Net cash used in financing activities	(3,404)	(743)	(5,549)

Effect of exchange rate changes on cash, net	(211)	(276)	(385)

Increase (Decrease) in Cash and Cash Equivalents	2,178	(3,204)	437
Cash and Cash Equivalents at Beginning of Year	3,044	6,248	5,811

Cash and Cash Equivalents at End of Year	$5,222	$3,044	$6,248

Supplemental Disclosure of Cash Flow Information
Interest paid	$306	$323	$413
Income taxes paid	$2,387	$1,873	$2,585
Purchase of noncontrolling interest in subsidiary – Other accrued expenses and other non-current liabilities	—	—	$1,775

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

Kewaunee Scientific Corporation and subsidiaries (collectively the “Company”) design, manufacture, and install laboratory, healthcare, and technical furniture products. The Company’s products include steel, wood, and laminate furniture, fume hoods, biological safety cabinets, laminare flow and ductless fume hoods, adaptable modular and column systems, movable workstations and carts, epoxy resin worksurfaces, sinks and accessories and related design services. The Company’s sales are made through purchase orders and contracts submitted by customers, dealers and agents, a national stocking distributor, and competitive bids submitted by the Company and its subsidiaries located in Singapore, India, and China. The majority of the Company’s products are sold to customers located in North America, primarily within the United States. The Company’s laboratory products are used in chemistry, physics, biology and other general science laboratories in the pharmaceutical, biotechnology, industrial, chemical, commercial, educational, government and health care markets. Technical products are used in facilities manufacturing computers and light electronics and by users of computer and networking furniture. Laminate casework is used in educational, healthcare and industrial applications.

Principles of Consolidation The Company’s consolidated financial statements include the accounts of Kewaunee Scientific Corporation and its five international subsidiaries. A brief description of each subsidiary, along with the amount of the Company’s controlling financial interests, is as follows: (1) Kewaunee Labway Asia Pte. Ltd., a dealer for the Company’s products in Singapore, is 100% owned by the Company; (2) Kewaunee Labway India Pvt. Ltd., a dealer for the Company’s products in Bangalore, India, is 90% owned by the Company; (3) Kewaunee Scientific Corporation India Pvt. Ltd. in Bangalore, India, a manufacturing and assembly operation, is 100% owned by the Company; (4) Kewaunee Scientific Corporation Singapore Pte. Ltd., a holding company in Singapore, is 100% owned by the Company; and (5) Kewaunee Scientific (Suzhou) Co., Ltd., a dealer and assembly operation for the Company’s products in China, is 100% owned by the Company. All intercompany balances, transactions, and profits have been eliminated. Included in the consolidated financial statements are net assets of $12,298,000 and $9,494,000 at April 30, 2016 and 2015, respectively, of the Company’s subsidiaries. Net sales by the Company’s subsidiaries in the amount of $25,579,000, $25,730,000 and $19,416,000 were included in the consolidated statements of operations for fiscal years 2016, 2015 and 2014, respectively.

Cash and Cash Equivalents Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less. During the years ended April 30, 2016 and 2015, the Company had cash deposits in excess of FDIC insured limits. The Company has not experienced any losses from such deposits.

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

$ in thousands	2016	2015	2014
Balance at beginning of year	$171	$229	$194
Bad debt provision	74	55	116
Doubtful accounts written off (net)	(43)	(113)	(81)

Balance at end of year	$202	$171	$229

Unbilled Receivables Unbilled receivables represent amounts earned which have not yet been billed in accordance with contractually stated billing terms. The amount of unbilled receivables at April 30, 2016 and 2015 was $323,000 and $545,000, respectively.

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

$ in thousands	2016	2015	Useful Life
Land	$41	$41	N/A
Building and improvements	15,638	15,369	10-40 years
Machinery and equipment	34,249	32,757	5-10 years

Total	49,928	48,167
Less accumulated depreciation	(35,810)	(33,644)

Net property, plant and equipment	$14,118	$14,523

Management reviews the carrying value of property, plant and equipment for impairment whenever changes in circumstances or events indicate that such carrying value may not be recoverable. If projected undiscounted cash flows are not sufficient to recover the carrying value of the potentially impaired asset, the carrying value is reduced to estimated fair value. There were no impairments in fiscal years 2016, 2015 or 2014.

Other Assets Other assets at April 30, 2016 and 2015 included $3,867,000 and $3,683,000, respectively, of assets held in a trust account for non-qualified benefit plans and $62,000 and $47,000, respectively, of cash surrender values of life insurance policies. Life insurance policies are recorded at the amount that could be realized under the insurance contract as of the date of the Company’s consolidated balance sheet with the change in cash surrender or contract value being recorded as income or expense during each period.

Use of Estimates The presentation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Significant estimates impacting the accompanying consolidated financial statements include the allowance for uncollectible accounts receivable, inventory valuation, self-insurance reserves, and pension liabilities.

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

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Expanded disclosures about instruments measured at fair value require the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value as follows:

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

The following tables summarize the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring and nonrecurring basis as of April 30, 2016 and 2015 (in thousands):

	2016
Financial Assets	Level 1	Level 2	Level 3	Total
Trading securities held in non-qualified compensation plans (1)	$3,867	$—	$—	$3,867
Cash surrender value of life insurance policies (1)	—	62	—	62

Total	$3,867	$62	$—	$3,929

Financial Liabilities
Non-qualified compensation plans (2)	$—	$4,215	$—	$4,215
Interest rate swap derivatives	—	166	—	166

Total	$—	$4,381	$—	$4,381

	2015
Financial Assets	Level 1	Level 2	Level 3	Total
Trading securities held in non-qualified compensation plans (1)	$3,683	$—	$—	$3,683
Cash surrender value of life insurance policies (1)	—	47	—	47

Total	$3,683	$47	$—	$3,730

Financial Liabilities
Non-qualified compensation plans (2)	$—	$4,119	$—	$4,119
Interest rate swap derivatives	—	203	—	203

Total	$—	$4,322	$—	$4,322

(1)	The Company maintains two non-qualified compensation plans which include investment assets in a rabbi trust. These assets consist of marketable securities, which are valued using quoted market prices multiplied by the number of shares owned, and life insurance policies, which are valued at their cash surrender value.
(2)	Plan liabilities are equal to the individual participants’ account balances and other earned retirement benefits.

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

Deferred revenue consists of customer deposits and advance billings of the Company’s products where sales have not yet been recognized. Accounts receivable includes retainage in the amounts of $1,562,000 and $2,231,000 at April 30, 2016 and 2015, respectively. Shipping and handling costs are included in cost of sales. Because of the nature and quality of the Company’s products, any warranty issues are determined in a relatively short period after the sale and are infrequent in nature, and as such, warranty costs are immaterial to the Company’s consolidated financial position and results of operations and are expensed as incurred.

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

Credit Concentration Credit risk is generally not concentrated with any one customer or industry, although the Company does enter into large contracts with individual customers from time to time. The Company performs credit evaluations of its customers. Revenues from three of the Company’s domestic dealers represented in the aggregate approximately 40%, 36% and 33% of the Company’s sales in fiscal years 2016, 2015, and 2014, respectively. Accounts receivable for two domestic customers represented approximately 24% of the Company’s total accounts receivable as of April 30, 2016.

Insurance Effective January 1, 2016, the Company moved from a fully-insured health care program to a self-insured program. The Company accrues estimated losses for incurred but not reported (“IBNR”) claims using actuarial models and assumptions based on historical loss experience. The Company has also purchased specific stop-loss insurance to limit claims above a certain amount. The Company adjusts insurance reserves, as needed, in the event that future loss experience differs from historical loss patterns.

Income Taxes In accordance with ASC 740, “Income Taxes,” the Company uses the liability method in measuring the provision for income taxes and recognizing deferred tax assets and liabilities on the balance sheet. Provision has not been made for income taxes on unremitted earnings of foreign subsidiaries as these earnings are deemed to be permanently reinvested. ASC 740 clarifies the financial statement recognition threshold and measurement attribute of a tax position taken or expected to be taken in a tax return. Under ASC 740, the Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC 740 only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. The Company did not have any significant uncertain tax positions at April 30, 2016 and 2015. The Company early adopted ASU 2015-17, “Balance Sheet Classification of Deferred Taxes” in fiscal year 2016 and applied prospective treatment of the standard. Prior periods were not retrospectively adjusted.

Research and Development Costs Research and development costs are charged to expense in the periods incurred. Expenditures for research and development costs were $1,167,000, $936,000 and $842,000 for the fiscal years ended April 30, 2016, 2015 and 2014, respectively.

Advertising Costs Advertising costs are expensed as incurred, and include trade shows, training materials, sales, samples, and other related expenses. Advertising costs for the years ended April 30, 2016, 2015 and 2014 were $311,000, $404,000 and $377,000, respectively.

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

Earnings Per Share Basic earnings per share is based on the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the assumed exercise and conversion of outstanding options under the Company’s stock option plans, except when options have an antidilutive effect. Options to purchase 110,100 shares at April 30, 2016 were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares at that date, and accordingly such options would have an antidilutive effect. Options to purchase 80,800 shares at April 30, 2015 were not included in the computation of diluted earnings per share, as such options would have an antidilutive effect. There were no antidilutive options outstanding at April 30, 2014.

The following is a reconciliation of basic to diluted weighted average common shares outstanding:

Shares in thousands	2016	2015	2014
Weighted average common shares outstanding
Basic	2,667	2,626	2,608
Dilutive effect of stock options	20	32	26

Weighted average common shares outstanding—diluted	2,687	2,658	2,634

Accounting for Stock Options Compensation costs related to stock options granted by the Company are charged against income during their vesting period, under ASC 718, “Compensation – Stock Compensation”. The Company granted stock options for 40,200, 45,800 and 46,600 shares during fiscal years 2016, 2015 and 2014, respectively. (See Note 5)

New Accounting Standards In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This guidance adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”), including changes in AOCI balances by component and significant items reclassified out of AOCI. This guidance does not amend any existing requirements for reporting net income or AOCI in the financial statements. The Company adopted this standard effective May 1, 2014. The adoption of this standard did not have a significant impact on the Company’s consolidated financial position or results of operations.

In March 2013, the FASB issued ASU 2013-05, “Foreign Currency Matters (Topic 830) – Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This guidance issued amendments to address the accounting for the cumulative translation adjustment when a parent entity sells or transfers either a subsidiary or group of assets within a foreign entity. The Company adopted this standard effective May 1, 2014. The adoption of this standard did not have a significant impact on the Company’s consolidated financial position or results of operations.

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740) – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This guidance requires that companies net their unrecognized tax benefits against all same-jurisdiction net operating losses or tax credit carryforwards that would be used to settle the position with a tax authority. The Company adopted this standard effective May 1, 2014. The adoption of this standard did not have a significant impact on the Company’s consolidated financial position or results of operations.

In May 2014, the FASB issued ASU 2014-9, “Revenue from Contracts with Customers (Topic 606).” This guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, this guidance was amended deferring the effective date to annual reporting periods beginning after December 15, 2017. The Company will adopt this standard in fiscal year 2019. The Company has not yet determined the effect, if any, that the adoption of this standard will have on the Company’s financial position or results of operations.

In April 2015, the FASB issued ASU 2015-03, “Interest (Topic 835) – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs.” This guidance requires that debt issuance costs related to a recognized liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The Company will adopt this standard in fiscal year 2017. The Company does not expect the adoption of this standard to have a significant impact on the Company’s consolidated financial position or results of operations.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330) – Simplifying the Measurement of Inventory.” This guidance changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. Net realizable value is defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company will adopt this standard in fiscal year 2018. The Company has not yet determined the effect, if any, that the adoption of this standard will have on the Company’s financial position or results of operations.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740) – Balance Sheet Classification of Deferred Taxes.” This guidance eliminates the requirement to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. Instead, the update requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted prospectively or retrospectively. The Company early adopted this guidance prospectively beginning with the Consolidated Balance Sheet at April 30, 2016. Prior periods were not retrospectively adjusted.

In February 2016, the FASB issued ASU 2016-2, “Leases (Topic 842).” This guidance establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company will adopt this standard in fiscal year 2020. The Company has not yet determined the effect, if any, that the adoption of this standard will have on the Company’s financial position or results of operations.

In March 2016, the FASB issued ASU 2016-9, “Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting.” This guidance simplifies various aspects related to how share-based payments are accounted for and presented in the financial statements. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company will adopt this standard in fiscal year 2018. The Company has not yet determined the effect, if any, that the adoption of this standard will have on the Company’s financial position or results of operations.

Note 2—Inventories

Inventories consisted of the following at April 30:

$ in thousands	2016	2015
Finished goods	$3,707	$2,936
Work-in-process	1,889	1,422
Materials and components	10,030	8,387

Total inventories	$15,626	$12,745

At April 30, 2016 and 2015, the Company’s international subsidiaries’ inventories were $2,253,000 and $1,906,000, respectively, measured using the first-in, first-out (“FIFO”) method. If all of the Company’s inventories had been determined using the FIFO method at April 30, 2016 and 2015, reported inventories would have been $714,000 and $1.0 million greater, respectively. During fiscal years 2016 and 2015, the LIFO index was lower than 100% due to lower prices for certain raw materials. This decrease resulted in the liquidation of LIFO inventory quantities carried at higher costs prevailing in prior years as compared to the cost of purchases in the current fiscal year, the effect of which decreased the cost of sales by $336,000 and $158,000, respectively.

Note 3—Long-term Debt and Other Credit Arrangements

On May 6, 2013, the Company entered into a credit and security agreement (the “Loan Agreement”) with a new lender consisting of (1) a $20 million revolving credit facility (“Line of Credit”) which originally matured on May 1, 2016 and was extended to May 1, 2018 on June 3, 2015, (2) a term loan in the amount of $3,450,000 which matures on May 1, 2020 (“Term Loan A”) and (3) a term loan in the amount of $1,550,000 which matures on May 1, 2020 (Term Loan B and together with Term Loan A, the “Term Loans”). The Loan Agreement provided funds to refinance all existing indebtedness to the Company’s previous lender and for working capital and other general corporate purposes. In addition, the credit facility provided a sub-line for the issuance of up to $6.5 million of letters of credit at April 30, 2016 and April 30, 2015.

At April 30, 2016, there were advances of $3.6 million and $4.2 million in letters of credit outstanding, leaving $12.2 million available under the Line of Credit. The borrowing rate under the Line of Credit at that date was 2.0%. Monthly interest payments under the Line of Credit were payable at the Daily One Month LIBOR interest rate plus 1.5% per annum. Payments are due under Term Loan A in consecutive equal monthly principal payments in the amount of $17,000 until August 1, 2017, and then in consecutive equal monthly principal payments in the amount of $79,000 each, commencing on September 1, 2017 and continuing on the first business day of each month thereafter until May 1, 2020, and at that time, all principal, accrued unpaid interest and other charges outstanding under Term Loan A shall be due and payable in full. The interest rate on Term Loan A, after consideration of related interest rate swap agreements, is a fixed rate per annum equal to 4.875%, and effective August 1, 2017, such rate converts to a fixed rate per annum of 4.37%. Payments are due under Term Loan B in consecutive equal monthly principal payments in the amount of $18,000 until May 1, 2020, and at that time, all principal, accrued unpaid interest and other charges outstanding under Term Loan B shall be due and payable in full. The interest rate on Term Loan B, after consideration of the related interest rate swap agreement, effective November 3, 2014, converted to a fixed rate per annum of 3.07%. Scheduled annual principal payments for the term loans are $421,000 for fiscal year 2017; and $915,000, $1,164,000, and $1,270,000 for fiscal years 2018, 2019 and 2020, respectively.

At April 30, 2016, there were bank guarantees issued by foreign banks outstanding to customers in the amount of $3,686,000 and $478,000 with expiration dates in fiscal years 2017 and 2018, respectively, collateralized by a $4.0 million letter of credit under the Line of Credit and certain assets of the Company’s subsidiaries in India. The Loan Agreement includes financial covenants with respect to certain ratios, including (a) debt-to-net worth, (b) fixed charge coverage, and (c) asset coverage. At April 30, 2016, the Company was in compliance with all of the financial covenants.

At April 30, 2015, there were advances of $4.6 million and $4.2 million in letters of credit outstanding under the Line of Credit. The borrowing rate at that date was 1.75%. At April 30, 2015, there were foreign bank guarantees outstanding to customers in the amount of $5,884,000 and $41,000 with expiration dates in fiscal years 2016 and 2017, respectively. At April 30, 2015, the Company was in compliance with all of the financial covenants.

Amounts outstanding under the term loans were as follows as of April 30:

$ in thousands	2016	2015
Term Loan A payable	$2,866	$3,066
Term Loan B payable	904	1,126
Less: current portion	(421)	(421)

Long-term debt	$3,349	$3,771

Note 4—Income Taxes

Income tax expense consisted of the following:

$ in thousands	2016	2015	2014
Current tax expense:
Federal	$974	$759	$907
State and local	117	151	168
Foreign	1,122	1,348	917

Total current tax expense	2,213	2,258	1,992

Deferred tax expense (benefit):
Federal	(431)	(187)	27
State and local	98	(70)	26
Foreign	(18)	(256)	(62)

Total deferred tax benefit	(351)	(513)	(9)

Net income tax expense	$1,862	$1,745	$1,983

The reasons for the differences between the above net income tax expense and the amounts computed by applying the statutory federal income tax rates to earnings before income taxes are as follows:

$ in thousands	2016	2015	2014
Income tax expense at statutory rate	$1,952	$1,831	$2,035
State and local taxes, net of federal income tax benefit (expense)	102	97	165
Tax credits (state, net of federal benefit)	(407)	(157)	(134)
Effects of differing US and foreign tax rates	173	47	(30)
Decrease in valuation allowance	(10)	(40)	(9)
Other items, net	52	(33)	(44)

Net income tax expense	$1,862	$1,745	$1,983

The Company early adopted ASU 2015-17, “Balance Sheet Classification of Deferred Taxes” in fiscal year 2016 and applied prospective treatment of the standard. Prior periods were not retrospectively adjusted. Significant items comprising deferred tax assets and liabilities as of April 30 were as follows:

$ in thousands	2016	2015
Deferred tax assets:
Accrued employee benefit expenses	$529	$535
Allowance for doubtful accounts	74	53
Deferred compensation	1,753	1,573
Tax credits	224	237
Unrecognized actuarial loss, defined benefit plans	3,850	4,206
Inventory Reserves	118	—
Other	353	354

Total deferred tax assets	6,901	6,958

Deferred tax liabilities:
Book basis in excess of tax basis of property, plant and equipment	(1,655)	(1,594)
Prepaid pension	(1,854)	(2,164)
Other	—	134

Total deferred tax liabilities	(3,509)	(3,624)

Less: valuation allowance	—	(10)

Net deferred tax assets	$3,392	$3,324

Deferred tax assets classified in the balance sheet:
Current	$—	$856
Non-current	3,392	2,468

Net deferred tax assets (liabilities)	$3,392	$3,324

Unremitted earnings of subsidiaries outside the United States are considered to be reinvested indefinitely at April 30, 2016. It is not practicable to determine the deferred tax liability for temporary differences related to those unremitted earnings. At April 30, 2016, the Company had state tax credit carryforwards in the amount of $224,000, net of federal benefit, expiring beginning in 2017. After a review of the expiration schedule of the tax credits and future taxable income required to utilize such credits before their expiration, a valuation allowance of $10,000 was recorded at April 30, 2015.

Note 5—Stock Options and Share-Based Compensation

The stockholders approved the 2010 Stock Option Plan for Directors (“2010 Plan”) in fiscal year 2011 which allows the Company to grant options on an aggregate of 100,000 shares of the Company’s common stock. Under this plan, each eligible director will be granted options to purchase 10,000 shares at the fair market value at the date of grant for a term of five years. These options will be exercisable in four equal installments, one-fourth becoming exercisable on the next August 1 following the date of grant, and one-fourth becoming exercisable on August 1 of each of the next three years. At April 30, 2016, there were 25,000 shares available for future grants under the 2010 Plan.

The stockholders approved the 2008 Key Employee Stock Option Plan (“2008 Plan”) in fiscal year 2009 which allowed the Company to grant options on an aggregate of 300,000 shares of the Company’s common stock. On August 26, 2015, the stockholders approved an amendment to this plan to increase the number of shares available under the 2008 Plan by 300,000. The 2008 Plan replaced the Company’s previous stock option plan, but certain unexercised options previously granted under the old plan remain outstanding. Under the plans, options are granted at not less than the fair market value at the date of grant and options are exercisable in such installments, for such terms (up to 10 years), and at such times, as the Board of Directors may determine at the time of the grant. At April 30, 2016, there were 300,150 shares available for future grants under the 2008 Plan.

The Company recorded stock-based compensation expense in accordance with ASC 718. In order to determine the fair value of stock options on the date of grant, the Company applied the Black-Scholes option pricing model. Inherent in the model are assumptions related to expected stock-price volatility, option life, risk-free interest rate, and dividend yield. For stock options granted during the fiscal years 2016, 2015 and 2014, the Company believes that its historical share option experience does not provide a reasonable basis upon which to estimate expected term. The stock options granted have the “plain-vanilla” characteristics as defined in SEC Staff Accounting Bulletin No. 107 (SAB 107). The Company utilized the Safe Harbor option “Simplified Method” to determine the expected term of these options in accordance with the guidance of SAB 107 for options granted. The Company intends to continue to utilize the “Simplified Method” for future grants in accordance with the guidance of SAB 110 until such time that the Company believes that its historical share option experience will provide a reasonable basis to estimate expected term. The fair value of the options granted as shown below was estimated using the Black-Scholes model with the following assumptions:

	2016	2015		2014
	2008 Plan	2008 Plan	2010 Plan	2008 Plan	2010 Plan
Options granted	40,200	35,800	10,000	36,600	10,000
Weighted average expected stock price volatility	30.45%	46.67%	30.37%	50.58%	36.98%
Expected option life	6.25 years	6.25 years	3.38 years	6.25 years	3.33 years
Average risk-free interest rate	1.97%	1.91%	1.28%	1.80%	0.62%
Average dividend yield	2.78%	2.61%	2.69%	3.21%	3.33%
Estimated fair value of each option	$3.97	$6.60	$3.04	$5.84	$2.73

The stock-based compensation expense is recorded over the vesting period (4 years) for the options granted, net of tax. The Company recorded $192,000, $196,000 and $238,000 of compensation expense and $72,000, $75,000 and $93,000 deferred income tax benefit in fiscal years 2016, 2015 and 2014, respectively. The remaining compensation expense of $349,000 and deferred income tax benefit of $131,000 will be recorded over the remaining vesting periods.

The Company issued new shares of common stock and treasury stock to satisfy options exercised during fiscal years 2016, 2015 and 2014. Stock option activity and weighted average exercise price is summarized as follows:

	2016		2015		2014
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	239,575	$13.24	228,250	$12.17	295,550	$11.84
Granted	40,200	16.92	45,800	17.78	46,600	15.26
Canceled	(10,400)	16.37	(5,400)	11.74	(16,650)	10.10
Exercised	(84,000)	11.44	(29,075)	12.28	(97,250)	13.00

Outstanding at end of year	185,375	$14.68	239,575	$13.24	228,250	$12.17

Exercisable at end of year	92,075	$12.83	136,700	$11.66	113,175	$11.90

The number of options outstanding, exercisable, and their weighted average exercise prices were within the following price ranges at April 30, 2016:

	Exercise Price Range
	$8.59-$12.66	$13.12-$18.14

Options outstanding	64,275	121,100
Weighted average exercise price	$10.87	$16.70
Weighted average remaining contractual life	4.54 years	7.43 years
Aggregate intrinsic value	$376,000	$55,000

Options exercisable	56,925	35,150
Weighted average exercise price	$10.75	$16.20
Aggregate intrinsic value	$340,000	$31,000

Note 6—Accumulated Other Comprehensive Income (Loss)

The Company’s other comprehensive income (loss) consists of unrealized gains and losses on the translation of the assets, liabilities, and equity of its foreign subsidiaries, changes in the fair value of its cash flow hedges, and additional minimum pension liability adjustments, net of income taxes. The before tax income (loss), related income tax effect, and accumulated balances are as follows:

$ in thousands	Cash Flow Hedge	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balance at April 30, 2013	$(215)	$(344)	$(6,768)	$(7,327)
Foreign currency translation adjustment	—	(321)	—	(321)
Change in fair value of cash flow hedges	133	—	—	133
Change in unrecognized actuarial loss on pension obligations	—	—	2,116	2,116
Income tax effect	(50)	—	(824)	(874)

Balance at April 30, 2014	(132)	(665)	(5,476)	(6,273)
Effect of changes in tax rates	(2)	—	63	61
Foreign currency translation adjustment	—	(346)	—	(346)
Change in fair value of cash flow hedges	8	—	—	8
Change in unrecognized actuarial loss on pension obligations	—	—	(2,049)	(2,049)
Income tax effect	(1)	—	720	719

Balance at April 30, 2015	(127)	(1,011)	(6,742)	(7,880)
Effect of changes in tax rates	1	—	88	89
Foreign currency translation adjustment	—	(217)	—	(217)
Change in fair value of cash flow hedges	37	—	—	37
Change in unrecognized actuarial loss on pension obligations	—	—	716	716
Income tax effect	(15)	—	(356)	(371)

Balance at April 30, 2016	$(104)	$(1,228)	$(6,294)	$(7,626)

Note 7—Commitments and Contingencies

The Company leases both its primary distribution facility and warehouse facility under non-cancelable operating leases. The Company also leases some of its machinery and equipment under non-cancelable operating leases. Most of these leases provide the Company with renewal and purchase options, and most leases of machinery and equipment have certain early cancellation rights. Rent expense for these operating leases was $2,283,000, $2,269,000, and $2,680,000 in fiscal years 2016, 2015 and 2014, respectively. Future minimum payments under the above non-cancelable lease arrangements for the years ending April 30 are as follows:

$ in thousands	Operating
2017	$1,394
2018	1,058
2019	632
2020	303
2021	64

Total minimum lease payments	$3,451

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

$ in thousands	2016	2015
Accumulated Benefit Obligation, April 30	$21,156	$22,441

Change in Projected Benefit Obligations
Projected benefit obligations, beginning of year	$22,441	$19,857
Interest cost	912	893
Actuarial (gain) loss	(1,155)	2,688
Actual benefits paid	(1,042)	(997)

Projected benefit obligations, end of year	21,156	22,441

Change in Plan Assets
Fair value of plan assets, beginning of year	17,094	16,288
Actual (loss) return on plan assets	(299)	1,028
Employer contributions	64	775
Actual benefits paid	(1,042)	(997)

Fair value of plan assets, end of year	15,817	17,094

Funded status – under	$(5,339)	$(5,347)

Amounts Recognized in the Consolidated Balance Sheets consist of:
Noncurrent assets	$—	$—
Noncurrent liabilities	(5,339)	(5,347)

Net amount recognized	$(5,339)	$(5,347)

Amounts recognized in accumulated other comprehensive income (loss) consist of:
Net actual loss	$10,295	$11,011
Deferred tax benefit	(3,850)	(4,206)

After-tax actuarial loss	$6,445	$6,805

Weighted-Average Assumptions Used to Determine Benefit Obligations at April 30
Discount rate	4.50%	4.20%
Rate of compensation increase	N/A	N/A
Mortality table	RP-2014	RP-2014
Projection scale	MP-2015	MP-2014

Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended April 30
Discount rate	4.20%	4.60%
Expected long-term return on plan assets	8.25%	8.25%
Rate of compensation increase	N/A	N/A

The components of the net periodic pension cost for each of the fiscal years ended April 30 are as follows:

$ in thousands	2016	2015	2014
Interest cost	$912	$893	$857
Expected return on plan assets	(1,363)	(1,324)	(1,282)
Recognition of net loss	1,223	934	1,142

Net periodic pension cost	$772	$503	$717

The estimated net actuarial loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the fiscal year 2017 is $1,230,000.

The Company’s funding policy is to contribute to the plans when pension laws and economics either require or encourage funding. Contributions are anticipated for fiscal year 2017 to be $555,000. Contributions of $64,000 and $775,000 were made to the plan in fiscal years 2016 and 2015, respectively.

The following benefit payments are expected to be paid from the benefit plans in the fiscal years ending April 30:

$ in thousands	Amount
2017	$1,200
2018	1,260
2019	1,280
2020	1,310
2021	1,360
2022-2026	7,050

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

The Company uses a Yield Curve methodology to determine its GAAP discount rate. Under this approach, future benefit payment cash flows are projected from the pension plan on a projected benefit obligation basis. The payment stream is discounted to a present value using an interest rate applicable to the timing of each respective cash flow. The graph of these time-dependent interest rates is known as a yield curve. The interest rates comprising the Yield Curve are determined through a statistical analysis performed by the IRS and issued each month in the form of a pension discount curve. For this purpose, the universe of possible bonds consists of a set of bonds which are designated as corporate, have high quality ratings (AAA, AA, or A) from nationally recognized statistical rating organizations, and have at least $250 million in par amount outstanding on at least one day during the reporting period. A 1% increase/decrease in the discount rate for fiscal years 2016 and 2015 would decrease/increase pension expense by approximately $248,000 and $176,000, respectively.

The Company uses a total return investment approach, whereby a mix of equities and fixed-income investments are used to attempt to maximize the long-term return on plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, as well as growth, value, and small and large capitalizations. The target allocations based on the Company’s investment policy were 75% and 70% in equity securities and 25% and 30% in fixed-income securities at April 30, 2016 and April 30, 2015, respectively. A 1% increase/decrease in the expected return on assets for fiscal years 2016 and 2015 would decrease/increase pension expense by approximately $165,000 and $160,000, respectively.

Plan assets by asset categories as of April 30 were as follows:

$ in thousands	2016		2015
Asset Category	Amount	%	Amount	%
Equity Securities	$11,851	75	$12,725	74
Fixed Income Securities	3,917	25	4,273	25
Cash and Cash Equivalents	49	—	96	1

Totals	$15,817	100	$17,094	100

The following tables present the fair value of the assets in our defined benefit pension plans at April 30:

	2016

Asset Category	Level 1	Level 2	Level 3
Large Cap	$7,946	$—	$—
Small/Mid Cap	2,586	—	—
International	1,319	—	—
Fixed Income	3,917	—	—
Cash and Cash Equivalents	49	—	—

Totals	$15,817	$—	$—

	2015

Asset Category	Level 1	Level 2	Level 3
Large Cap	$9,036	$—	$—
Small/Mid Cap	2,732	—	—
International	957	—	—
Fixed Income	4,273	—	—
Cash and Cash Equivalents	96	—	—

Totals	$17,094	$—	$—

Level 1 retirement plan assets include United States currency held by a designated trustee and equity funds of common and preferred securities issued by domestic and foreign corporations. These equity funds are traded actively on exchanges and price quotes for these shares are readily available.

Defined Contribution Plan

The Company has a defined contribution plan covering substantially all salaried and hourly employees. The plan provides benefits to all employees who have attained age 21, completed three months of service, and who elect to participate. The plan provides that the Company make matching contributions equal to 100% of the employee’s qualifying contribution up to 3% of the employee’s compensation, and make matching contributions equal to 50% of the employee’s contributions between 3% and 5% of the employee’s compensation, resulting in a maximum employer contribution equal to 4% of the employee’s compensation. Additionally, the plan provides that the Company may elect to make a non-matching contribution for participants employed by the Company on December 31 of each year up to 1% of the participant’s qualifying compensation for that calendar year. The Company’s contributions to the plan in fiscal years 2016, 2015 and 2014 were $1,057,000, $834,000, and $674,000, respectively.

Note 9—Segment Information

The Company’s operations are classified into two business segments: Domestic and International. The Domestic business segment principally designs, manufactures, and installs scientific and technical furniture, including steel and wood laboratory cabinetry, fume hoods, laminate casework, flexible systems, worksurfaces, workstations, workbenches, and computer enclosures. The International business segment, which consists of five foreign subsidiaries as identified in Note 1, provides the Company’s products and services, including facility design, detailed engineering, construction, and project management from the planning stage through testing and commissioning of laboratories.

Intersegment transactions are recorded at normal profit margins. All intercompany balances and transactions have been eliminated. Certain corporate expenses shown below have not been allocated to the business segments.

The following table shows revenues, earnings, and other financial information by business segment for each of the three years ended April 30:

$ in thousands	Domestic	International	Corporate	Total
Fiscal Year 2016
Revenues from external customers	$103,047	$25,579	$—	$128,626
Intersegment revenues	3,612	3,309	(6,921)	—
Depreciation	2,375	217	—	2,592
Earnings (loss) before income taxes	7,471	2,738	(4,470)	5,739
Income tax expense (benefit)	1,834	1,104	(1,076)	1,862
Net earnings attributable to noncontrolling interest	—	75	—	75
Net earnings (loss) attributable to Kewaunee Scientific Corporation	5,637	1,559	(3,394)	3,802
Segment assets	54,030	18,375	—	72,405
Expenditures for segment assets	1,995	192	—	2,187
Revenues (excluding intersegment) from customers in foreign countries	1,794	25,579	—	27,373

Fiscal Year 2015
Revenues from external customers	$93,098	$25,730	$—	$118,828
Intersegment revenues	1,433	2,419	(3,852)	—
Depreciation	2,399	216	—	2,615
Earnings (loss) before income taxes	5,810	3,073	(3,498)	5,385
Income tax expense (benefit)	1,794	1,092	(1,141)	1,745
Net earnings attributable to noncontrolling interest	—	111	—	111
Net earnings (loss) attributable to Kewaunee Scientific Corporation	4,016	1,870	(2,357)	3,529
Segment assets	52,723	16,767	—	69,490
Expenditures for segment assets	2,259	309	—	2,568
Revenues (excluding intersegment) from customers in foreign countries	1,169	25,730	—	26,899

Fiscal Year 2014
Revenues from external customers	$91,750	$19,416	$—	$111,166
Intersegment revenues	3,378	2,455	(5,833)	—
Depreciation	2,432	117	—	2,549
Earnings (loss) before income taxes	7,386	2,603	(4,003)	5,986
Income tax expense (benefit)	2,482	855	(1,354)	1,983
Net earnings attributable to noncontrolling interest	—	108	—	108
Net earnings (loss) attributable to Kewaunee Scientific Corporation	4,904	1,640	(2,649)	3,895
Segment assets	47,890	14,827	—	62,717
Expenditures for segment assets	1,822	199	—	2,021
Revenues (excluding intersegment) from customers in foreign countries	1,113	19,416	—	20,529

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

Note 11—Consolidated Quarterly Data (Unaudited)

Selected quarterly financial data for fiscal years 2016 and 2015 were as follows:

$ in thousands, except per share amounts	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2016
Net sales	$31,089	$31,037	$32,410	$34,090
Gross profit	5,843	5,532	5,488	6,845
Net earnings	963	707	848	1,359
Less: net earnings attributable to the noncontrolling interest	23	12	18	22
Net earnings attributable to Kewaunee Scientific Corporation	940	695	830	1,337

Net earnings per share attributable to Kewaunee Scientific Corporation
Basic	0.36	0.26	0.31	0.50
Diluted	0.35	0.26	0.31	0.50

Cash dividends paid per share	0.12	0.13	0.13	0.13

Fiscal Year 2015
Net sales	$30,534	$30,258	$27,754	$30,282
Gross profit	6,148	5,822	4,456	5,340
Net earnings	1,260	1,228	518	634
Less: net earnings attributable to the noncontrolling interest	26	26	34	25
Net earnings attributable to Kewaunee Scientific Corporation	1,234	1,202	484	609

Net earnings per share attributable to Kewaunee Scientific Corporation
Basic	0.47	0.46	0.18	0.23
Diluted	0.47	0.45	0.18	0.23

Cash dividends paid per share	0.11	0.12	0.12	0.12

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 333-98963, No. 333-160276 and No. 333-176447) of Kewaunee Scientific Corporation of our report dated July 21, 2016 relating to the consolidated financial statements which report appears in this Form 10-K.

/s/ CHERRY BEKAERT LLP

Charlotte, North Carolina

July  21, 2016

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are intended to ensure that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 (the “Exchange Act”) is properly and timely recorded, processed, summarized, and reported. Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures as of April 30, 2016 pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to provide reasonable assurance that we are able to collect, process, record, and disclose, within the required time periods, the information we are required to disclose in the reports filed with the Securities and Exchange Commission. In designing disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives, and that management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Nevertheless, we believe that our disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, Management concluded the Company maintained effective internal control over financial reporting as of April 30, 2016.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a)	The information appearing in the sections entitled “Election of Directors” and “Meetings and Committees of the Board” included in our Proxy Statement for use in connection with our annual meeting of stockholders to be held on August 31, 2016 (the “Proxy Statement”) is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of our most recently completed fiscal year.

(b)	The names and ages of our executive officers as of July 13, 2016 and their business experience during the past five years are set forth below:

Executive Officers

Name	Age	Position

David M. Rausch	57	President and Chief Executive Officer

Thomas D. Hull III	40	Vice President, Finance, Chief Financial Officer, Treasurer and Secretary

Dana L. Dahlgren	60	Vice President, Sales and Marketing – Americas

Elizabeth D. Phillips	39	Vice President, Human Resources

Kurt P. Rindoks	58	Vice President, Engineering and Product Development

Michael G. Rok	50	Vice President, Manufacturing Operations

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

Thomas D. Hull III joined the Company in November 2015 as Vice President, Finance, Chief Financial Officer, Treasurer and Secretary. Mr. Hull held several management positions with Ernst & Young in Pittsburgh, Pennsylvania and Charlotte, North Carolina from 1998 through 2011. From 2011, he served as the Vice President of Finance, Accounting, and Information Technology with ATI Specialty Materials in Charlotte, North Carolina.

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

Michael G. Rok joined the Company in May 2016 as Vice President of Manufacturing Operations. Prior to joining the Company, Mr. Rok worked for Danaher Corporation from March 2002 to April 2016, serving in various Manufacturing/Operations leadership roles for the KaVo Kerr Group and Veeder-Root Company. Mr. Rok most recently served as the Vice President of Operations, North American for KaVo Kerr Group.

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

The following table sets forth certain information as of April 30, 2016 with respect to compensation plans under which our equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by Security Holders:

2000 Key Employee Stock Option Plan	500	$14.69	—

2008 Key Employee Stock Option Plan	162,375	$14.86	300,150

2010 Stock Option Plan for Directors	22,500	$13.37	25,000

Equity Compensation Plans not approved by Security Holders:	—	—	—

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed or incorporated by reference as part of this Annual Report:

		Page

(a)(1)	Consolidated Financial Statements

	Report of Independent Registered Public Accounting Firm Cherry Bekaert LLP	17

	Consolidated Statements of Operations – Years ended April 30, 2016, 2015 and 2014	18

	Consolidated Statements of Comprehensive Income – Years ended April 30, 2016, 2015 and 2014	18

	Consolidated Statements of Stockholders’ Equity – Years ended April 30, 2016, 2015 and 2014	19

	Consolidated Balance Sheets – April 30, 2016 and 2015	20

	Consolidated Statements of Cash Flows – Years ended April 30, 2016, 2015 and 2014	21

	Notes to Consolidated Financial Statements	22

	Consent of Independent Registered Public Accounting Firm	38

(a)(2)	Consolidated Financial Statement Schedules

	Financial statement schedules have been omitted because the information required has been separately disclosed in the consolidated financial statements or related notes.

(a)(3)	Exhibits

	Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which is attached hereto at pages 43 through 46 and which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEWAUNEE SCIENTIFIC CORPORATION

By:	/s/ David M. Rausch
David M. Rausch
President and Chief Executive Officer

Date: July 21, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

(i) Principal Executive Officer		)
)
/s/ David M. Rausch		)
David M. Rausch		)
President and Chief Executive Officer		)
)
(ii) Principal Financial and Accounting Officer		)
)
/s/ Thomas D. Hull III		)
Thomas D. Hull III		)
Vice President, Finance		)
Chief Financial Officer,		)
Treasurer and Secretary		)
)
(iii) A majority of the Board of Directors:		)	July 21, 2016
)
)
/s/ Keith M. Gehl	/s/ John D. Russell	)
Keith M. Gehl	John D. Russell	)
)
)
/s/ Margaret B. Pyle	/s/ Donald F. Shaw	)
Margaret B. Pyle	Donald F. Shaw	)
)
)
/s/ David M. Rausch	/s/ William A. Shumaker	)
David M. Rausch	William A. Shumaker	)
)
)
/s/ David S. Rhind		)
David S. Rhind		)
)
)

KEWAUNEE SCIENTIFIC CORPORATION

Exhibit Index

			Page Number (or Reference)
3	Articles of incorporation and bylaws

	3.1	Restated Certificate of Incorporation (as amended)	(2)

	3.3	By-Laws (as amended as December 9, 2015)	(23)

10	Material Contracts

	10.1*	Re-Established Retirement Plan for Salaried Employees of Kewaunee Scientific Corporation (as amended and restated effective as of May 1, 2012)	(11)

	10.1A*	First Amendment to the Re-Established Retirement Plan for Salaried Employees of Kewaunee Scientific Corporation	(15)

	10.1B*	Second Amendment to the Re-Established Retirement Plan for Salaried Employees of Kewaunee Scientific Corporation	(1)

	10.2*	Re-Established Retirement Plan for Hourly Employees of Kewaunee Scientific Corporation (as amended and restated effective as of May 1, 2012)	(11)

	10.2A*	First Amendment to the Re-Established Retirement Plan for Hourly Employees of Kewaunee Scientific Corporation	(15)

	10.2B*	Second Amendment to the Re-Established Retirement Plan for Hourly Employees of Kewaunee Scientific Corporation	(1)

	10.30*	Kewaunee Scientific Corporation Executive Severance Pay Policy	(4)

	10.34*	401(k) Incentive Savings Plan for Salaried and Hourly Employees of Kewaunee Scientific Corporation (as amended and restated effective June 29, 2015)	(21)

	10.39*	Change of Control Employment Agreement restated as of December 4, 2008 between D. Michael Parker and the Company	(7)

	10.39B*	Extension Agreement, dated August 27, 2014, with respect to the Change of Control Employment Agreement of D. Michael Parker	(15)

	10.39C*	Separation Agreement dated as of July 15, 2015 between Kewaunee Scientific Corporation and D. Michael Parker	(18)

	10.40*	Change of Control Employment Agreement restated as of December 4, 2008 between Dana L. Dahlgren and the Company	(7)

	10.40B*	Extension Agreement, dated August 27, 2014, with respect to the Change of Control Employment Agreement of Dana L. Dahlgren	(15)

	10.41*	Change of Control Employment Agreement restated as of December 4, 2008 between Kurt P. Rindoks and the Company	(7)

	10.41B*	Extension Agreement, dated August 27, 2014, with respect to the Change of Control Employment Agreement of Kurt P. Rindoks	(15)

	10.44*	Change of Control Employment Agreement restated as of December 4, 2008 between Keith D. Smith and the Company	(7)

	10.44B*	Extension Agreement, dated August 27, 2014, with respect to the Change of Control Employment Agreement of Keith D. Smith	(15)

	10.45*	Kewaunee Scientific Corporation 2000 Key Employee Stock Option Plan	(3)

	10.45A*	First Amendment to Kewaunee Scientific Corporation 2000 Key Employee Stock Option Plan	(5)

		Page Number (or Reference)

10.45B*	Second Amendment to Kewaunee Scientific Corporation 2000 Key Employee Stock Option Plan	(7)

10.51*	Amended and Restated 2008 Key Employee Stock Option Plan effective August 26, 2015	(20)

10.53*	Change of Control Employment Agreement restated as of December 4, 2008 between Elizabeth D. Phillips and the Company	(7)

10.53B*	Extension Agreement, dated August 27, 2014, with respect to the Change of Control Employment Agreement of Elizabeth D. Phillips	(15)

10.54*	Offer Letter to Thomas D. Hull dated October 14, 2015	(22)

10.55*	Change of Control Employment Agreement dated as of November 2, 2015 between Kewaunee Scientific Corporation and Thomas D. Hull	(22)

10.56*	Offer Letter to Michael G. Rok dated March 16, 2016	(1)

10.57*	Change of Control Employment Agreement dated as of May 2, 2016 between Kewaunee Scientific Corporation and Michael G. Rok	(1)

10.58*	Kewaunee Scientific Corporation 2010 Stock Option Plan for Directors	(9)

10.61	Credit and Security Agreement dated as of May 6, 2013 between Wells Fargo Bank, National Association and Kewaunee Scientific Corporation including the forms of notes executed thereunder	(12)

10.61A	First Amendment to Credit and Security Agreement dated July 9, 2013	(13)

10.61B	Second Amendment to Credit and Security Agreement dated June 10, 2014	(14)

10.61C	Third Amendment to Credit and Security Agreement and First Amendment to Revolving Line of Credit Note dated as of June 3, 2015	(16)

10.66*	Restated and Amended Change of Control Employment Agreement, dated August 27, 2014, between the Company and David M. Rausch	(15)

10.67*	Fiscal Year 2016 Incentive Bonus Plan	(17)

10.68*	401Plus Executive Deferred Compensation Plan (as amended and restated January 1, 2009)	(19)

10.68A*	Amendment No. One to the Kewaunee Scientific Corporation 401Plus Executive Deferred Compensation Plan	(19)

10.69*	Pension Equalization Plan (as amended and restated January 1, 2009)	(19)

10.69A*	Amendment No. One to the Kewaunee Scientific Corporation Pension Equalization Plan	(19)

10.71*	Fiscal Year 2017 Incentive Bonus Plan	(24)

16.1	Letter of Cherry Bekaert LLP dated June 28, 2016	(25)

21.1	Subsidiaries of the Company	(14)

23.1	Consent dated July 21, 2016 of Cherry Bekaert LLP, Independent Registered Public Accounting Firm (incorporated by reference to page 38 of this Report on Form 10-K)	(1)

31.1	Certification of Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)	(1)

31.2	Certification of Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)	(1)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(1)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(1)

		Page Number (or Reference)

101.INS	XBRL Instance Document	(1)

101.SCH	XBRL Taxonomy Extension Schema Document	(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	(1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	(1)

*	The referenced exhibit is a management contract or compensatory plan, or arrangement.

(All other exhibits are either inapplicable or not required.)

Footnotes

(1)	Filed with this Form 10-K with the Securities and Exchange Commission.
(2)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 1985, and incorporated herein by reference.
(3)	Filed as Appendix A to the Kewaunee Scientific Corporation Proxy Statement for its Annual Meeting of Stockholders on August 23, 2000 (Commission File No. 0-5286) filed on July 20, 2000, and incorporated herein by reference.
(4)	Filed as an exhibit to the Kewaunee Scientific Corporation Quarterly Report to the Securities and Exchange Commission on Form 10-Q (Commission File No. 0-5286) for the quarterly period ended October 31, 2005 and incorporated herein by reference.
(5)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 2008, and incorporated herein by reference.
(6)	Filed as Appendix A to the Kewaunee Scientific Corporation Proxy Statement for its Annual Meeting of Stockholders on August 27, 2008 (Commission File No. 0-5286) filed on July 21, 2008, and incorporated herein by reference.
(7)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 2009, and incorporated herein by reference.
(8)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 2010, and incorporated herein by reference.
(9)	Filed as Appendix A to the Kewaunee Scientific Corporation Proxy Statement for its Annual Meeting of Stockholders on August 25, 2010 (Commission File No. 0-5286) filed on July 23, 2010, and incorporated herein by reference.
(10)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 2011, and incorporated herein by reference.
(11)	Filed as an exhibit to the Kewaunee Scientific Corporation Quarterly Report to the Securities and Exchange Commission on Form 10-Q (Commission File No. 0-5286) for the quarterly period ended October 31, 2012, and incorporated herein by reference.
(12)	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on May 9, 2013, and incorporated herein by reference.
(13)	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on July 11, 2013, and incorporated herein by reference.
(14)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 2014, and incorporated herein by reference.
(15)	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on September 2, 2014, and incorporated herein by reference.
(16)	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on June 3, 2015, and incorporated herein by reference.
(17)	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on June 29, 2015 and incorporated herein by reference.
(18)	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on July 20, 2015 and incorporated herein by reference.
(19)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 2015, and incorporated herein by reference.
(20)	Filed as Appendix A to the Kewaunee Scientific Corporation Proxy Statement for its Annual Meeting of Stockholders on August 28, 2015 (Commission File No. 0-5286) filed on July 24, 2015, and incorporated herein by reference.
(21)	Filed as an exhibit to the Kewaunee Scientific Corporation Quarterly Report to the Securities and Exchange Commission on Form 10-Q (Commission File No. 0-5286) for the quarterly period ended October 31, 2015 and incorporated herein by reference.
(22)	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on form 8-K (Commission File No. 0-5286) filed on November 3, 2015 and incorporated herein by reference.
(23)	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on form 8-K (Commission File No. 0-5286) filed on December 10, 2015 and incorporated herein by reference.
(24)	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on June 24, 2016, and incorporated herein by reference.
(25)	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on June 28, 2016, and incorporated herein by reference.