Form 10-Q
period 2016-07-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2016-09-13
CIK 55529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

or

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

As of September 6, 2016, the registrant had outstanding 2,705,879 shares of Common Stock.

KEWAUNEE SCIENTIFIC CORPORATION

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2016

Part 1. Financial Information

Item 1.	Financial Statements

Kewaunee Scientific Corporation

Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three months ended July 31
	2016	2015
Net Sales	$37,279	$31,089
Costs of products sold	30,140	25,246

Gross profit	7,139	5,843
Operating expenses	5,078	4,319

Operating earnings	2,061	1,524
Other income	119	102
Interest expense	(80)	(92)

Earnings before income taxes	2,100	1,534
Income tax expense	770	571

Net earnings	1,330	963
Less: net earnings attributable to the noncontrolling interest	30	23

Net earnings attributable to Kewaunee Scientific Corporation	$1,300	$940

Net earnings per share attributable to Kewaunee Scientific Corporation stockholders
Basic	$0.48	$0.36
Diluted	$0.48	$0.35
Weighted average number of common shares outstanding
Basic	2,693	2,630
Diluted	2,707	2,659

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three months ended July 31
	2016	2015
Net earnings	$1,330	$963

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(26)	(19)
Change in fair value of cash flow hedge	4	12

Other comprehensive income (loss)	(22)	(7)

Comprehensive income, net of tax	1,308	956
Less: comprehensive income attributable to the noncontrolling interest	30	23

Comprehensive income attributable to Kewaunee Scientific Corporation	$1,278	$933

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Statement of Stockholders’ Equity

(Unaudited)

(in thousands, except share and per share data)

$ in thousands, except per share amounts	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at April 30, 2016	$6,720	$2,375	$(53)	$36,826	$(7,626)	$38,242
Net earnings attributable to Kewaunee Scientific Corporation	—	—	—	1,300	—	1,300
Other comprehensive (loss)	—	—	—	—	(22)	(22)
Cash dividends paid, $0.13 per share	—	—	—	(350)	—	(350)
Stock options exercised, 21,475 shares	32	71	—	—	—	103
Stock based compensation	—	47	—	—	—	47

Balance at July 31, 2016	$6,752	$2,493	$(53)	$37,776	$(7,648)	$39,320

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Balance Sheets

(in thousands, except per share data)

	July 31, 2016	April 30, 2016
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$6,711	$5,222
Restricted cash	1,626	1,567
Receivables, less allowance: $217, $202, on each respective date	30,517	27,835
Inventories	16,785	15,626
Prepaid expenses and other current assets	1,287	707

Total Current Assets	56,926	50,957
Property, plant and equipment, at cost	50,932	49,928
Accumulated depreciation	(36,405)	(35,810)

Net Property, Plant and Equipment	14,527	14,118
Deferred income taxes	3,431	3,392
Other	3,524	3,938

Total Other Assets	6,955	7,330

Total Assets	$78,408	$72,405

Liabilities and Equity
Current Liabilities:
Short-term borrowings and interest rate swaps	$6,958	$3,818
Current portion of long-term debt	421	421
Accounts payable	13,821	11,722
Employee compensation and amounts withheld	1,727	2,333
Deferred revenue	811	785
Other accrued expenses	2,373	1,871

Total Current Liabilities	26,111	20,950
Long-term debt	3,244	3,349
Accrued pension and deferred compensation costs	9,394	9,554

Total Liabilities	38,749	33,853
Commitments and Contingencies
Equity:
Common Stock, $2.50 par value, Authorized – 5,000 shares; Issued – 2,701 shares; 2,688 shares Outstanding – 2,698 shares; 2,685 shares, on each date	6,752	6,720
Additional paid-in-capital	2,493	2,375
Retained earnings	37,776	36,826
Accumulated other comprehensive loss	(7,648)	(7,626)
Common stock in treasury, at cost, 3 shares, on each date	(53)	(53)

Total Kewaunee Scientific Corporation Stockholders’ Equity	39,320	38,242
Noncontrolling interest	339	310

Total Equity	39,659	38,552

Total Liabilities and Equity	$78,408	$72,405

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three months ended July 31
	2016	2015
Cash flows from operating activities:
Net earnings	$1,330	$963
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	647	621
Bad debt provision	15	—
Stock based compensation expense	47	47
Benefit for deferred income tax expense	(39)	(10)
Change in assets and liabilities:
(Increase) decrease in receivables	(2,697)	989
Increase in inventories	(1,159)	(1,225)
Increase in accounts payable and other accrued expenses	1,995	449
Increase in deferred revenue	26	386
Other, net	(345)	(699)

Net cash (used in) provided by operating activities	(180)	1,521
Cash flows from investing activities:
Capital expenditures	(1,056)	(472)
(Increase) decrease in restricted cash	(59)	312

Net cash used in investing activities	(1,115)	(160)
Cash flows from financing activities:
Dividends paid	(350)	(316)
Dividends paid to noncontrolling interest in subsidiaries	—	(75)
Increase (decrease) in short-term borrowings and interest rate swaps	3,140	(54)
Payments on long-term debt	(105)	(106)
Payment toward purchase of noncontrolling interest in subsidiary	—	(888)
Net proceeds from exercise of stock options (including tax benefit)	103	—

Net cash provided by (used in) financing activities	2,788	(1,439)
Effect of exchange rate changes on cash	(4)	(67)

Increase (decrease) in cash and cash equivalents	1,489	(145)
Cash and cash equivalents, beginning of period	5,222	3,044

Cash and cash equivalents, end of period	$6,711	$2,899

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

These interim consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of these financial statements and should be read in conjunction with the consolidated financial statements and notes included in the Company’s 2016 Annual Report to Stockholders. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. The consolidated balance sheet as of April 30, 2016 included in this interim period filing has been derived from the audited financial statements at that date, but does not include all of the information and related notes required by generally accepted accounting principles (GAAP) for complete financial statements.

The preparation of the interim consolidated financial statements requires management to make certain estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

B. Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the three month period. Diluted earnings per share reflects the assumed exercise and conversion of outstanding options under the Company’s stock option plans, except when options have an anti-dilutive effect. Options to purchase 110,000 shares were not included in the computation of diluted earnings per share for the three month period ended July 31, 2016, because the option exercise prices were greater than the average market price of the common shares during the quarter, and accordingly, such options would have an antidilutive effect. Options to purchase 29,276 shares were not included in the computation of diluted earnings per share for the three month period ended July 31, 2015, because the effect would be anti-dilutive.

C. Inventories

Inventories consisted of the following (in thousands):

	July 31, 2016	April 30, 2016
Finished products	$4,177	$3,707
Work in process	2,221	1,889
Raw materials	10,387	10,030

	$16,785	$15,626

The Company uses the last-in, first-out (LIFO) method of valuing inventory for its domestic operations. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs, and are subject to the final year-end LIFO inventory valuation.

D. Segment Information

The following table provides financial information by business segments for the three months ended July 31, 2016 and 2015 (in thousands):

	Domestic	International	Corporate	Total
Three months ended July 31, 2016
Revenues from external customers	$29,637	$7,642	$—	$37,279
Intersegment revenues	866	1,135	(2,001)	—
Earnings (loss) before income taxes	2,573	817	(1,290)	2,100
Three months ended July 31, 2015
Revenues from external customers	$24,315	$6,774	$—	$31,089
Intersegment revenues	286	521	(807)	—
Earnings (loss) before income taxes	1,833	765	(1,064)	1,534

E. Defined Benefit Pension Plans

The Company has non-contributory defined benefit pension plans. These plans were amended as of April 30, 2005. No further benefits have been, or will be, earned under the plans, subsequent to the amendment date, and no additional participants will be added to the plans. The Company did not make any contributions to the plans during the three months ended July 31, 2016 and 2015. The Company expects to make contributions of $555,000 to the plans during fiscal year 2017.

Pension expense consisted of the following (in thousands):

	Three months ended July 31, 2016	Three months ended July 31, 2015
Service cost	$-0-	$-0-
Interest cost	231	230
Expected return on plan assets	(310)	(344)
Recognition of net loss	310	294

Net periodic pension expense	$231	$180

F. New Accounting Standards

In November 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-17, “Income Taxes (Topic 740) – Balance Sheet Classification of Deferred Taxes.” This guidance eliminates the requirement to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. Instead, the update requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted prospectively or retrospectively. The Company early adopted this guidance prospectively beginning with the Consolidated Balance Sheet at April 30, 2016. Prior periods were not retrospectively adjusted.

In April 2015, the FASB issued ASU 2015-03, “Interest (Topic 835) – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs.” This guidance requires that debt issuance costs related to a recognized liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The Company adopted this standard effective May 1, 2016. The adoption of this standard did not have a significant impact on the Company’s consolidated financial position or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s 2016 Annual Report to Stockholders contains management’s discussion and analysis of financial condition and results of operations as of and for the year ended April 30, 2016. The following discussion and analysis describes material changes in the Company’s financial condition since April 30, 2016. The analysis of results of operations compares the three months ended July 31, 2016 with the comparable period of the prior year.

Results of Operations

Sales for the three months ended July 31, 2016 were $37,279,000, an increase of 19.9% from sales of $31,089,000 in the comparable period of the prior year. Domestic sales were $29,637,000, up from $24,315,000 in the comparable period of the prior year, as opportunities increased across all markets served from the improving marketplace for laboratory furniture and scientific equipment in the United States. International sales were $7,642,000, up from sales of $6,774,000 in the comparable period of the prior year, as sales were favorably impacted by shipments of a large Middle East order during the quarter.

The order backlog was $86.2 million at July 31, 2016, as compared to $100.5 million at April 30, 2016 and $86.7 million at July 31, 2015.

The gross profit margin for the three months ended July 31, 2016 was 19.2% of sales, as compared to 18.8% of sales in the comparable quarter of the prior year. The increase in the gross profit margin percentage for the three months of the current period was primarily due to favorable operating leverage from higher volumes being produced by the Company’s operations.

Operating expenses for the three months ended July 31, 2016 were $5,078,000, or 13.6% of sales, as compared to $4,319,000, or 13.9% of sales, in the comparable period of the prior year. The increase in operating expenses for the three months ended July 31, 2016 related primarily to increases in sales and marketing expenses of $73,000, wages of $97,000, incentive compensation of $154,000, health insurance of $69,000, pension expense of $51,000 and professional services of $126,000 when compared to the prior period.

Interest expense was $80,000 for the three months ended July 31, 2016, as compared to $92,000 for the comparable period of the prior year. The lower interest expense resulted from lower borrowing levels in the first three months of the current year as compared to the prior year.

Income tax expense of $770,000 was recorded for the three months ended July 31, 2016, as compared to income tax expense of $571,000 recorded for the comparable period of the prior year. The effective tax rates were 36.7% and 37.2% for the three months ended July 31, 2016 and 2015, respectively. The lower effective tax rate for the current period resulted from the inclusion of certain tax credits (research and development) in the calculation that were not included in prior periods, partially offset by $82,000 of tax expenses related to the adjustment of estimated tax expense associated with foreign earnings in prior years.

Noncontrolling interests related to the Company’s subsidiary not 100% owned by the Company reduced net earnings by $30,000 for the three months ended July 31, 2016, as compared to $23,000 for the comparable period of the prior year. The change in the net earnings attributable to the noncontrolling interest in the current period was due to change of earnings of the subsidiary in the related periods.

Net earnings of $1,300,000, or $0.48 per diluted share, were reported for the three months ended July 31, 2016, compared to net earnings of $940,000, or $0.35 per diluted share, in the prior year period.

Liquidity and Capital Resources

Historically, the Company’s principal sources of liquidity have been funds generated from operations, supplemented as needed by short-term borrowings under the Company’s revolving credit facility. Additionally, certain machinery and equipment are financed by non-cancellable operating leases. The Company believes that these sources will be sufficient to support ongoing business requirements in the current year, including capital expenditures.

The Company had working capital of $30,815,000 at July 31, 2016, compared to $30,007,000 at April 30, 2016. The ratio of current assets to current liabilities was 2.2-to-1.0 at July 31, 2016, compared to 2.4-to-1.0 at April 30, 2016. At July 31, 2016, advances of $6,731,000 were outstanding under the Company’s bank revolving credit facility, compared to advances of $3,600,000 outstanding as of April 30, 2016. The Company had standby letters of credit outstanding of $4,210,000 at July 31, 2016 and April 30, 2016. Amounts available under the $20 million revolving credit facility were $9.1 million and $12.2 million at July 31, 2016 and April 30, 2016, respectively. Total bank borrowings and interest rate swaps were $10,623,000 at July 31, 2016, compared to $7,588,000 at April 30, 2016.

The Company’s operations used cash of $180,000 during the three months ended July 31, 2016, primarily driven by an increase of $2,697,000 in receivables, and an increase of $1,159,000 in inventories, partially offset by a $1,995,000 increase in accounts payable and other accrued expenses and net earnings. The Company’s operations provided cash of $1,521,000 during the three months ended July 31, 2015, with cash primarily provided from earnings and a decrease of $989,000 in receivables and an increase of $449,000 in accounts payable and other accrued expenses, partially offset by an increase in inventories of $1,225,000.

During the three months ended July 31, 2016, net cash of $1,115,000 was used in investing activities, which included $1,056,000 for capital expenditures and a $59,000 increase in restricted cash. This compares to net cash used of $160,000, which included $472,000 for capital expenditures, partially offset by a $312,000 increase in restricted cash, in the comparable period of the prior year.

The Company’s financing activities provided cash of $2,788,000 during the three months ended July 31, 2016, primarily from a $3,140,000 increase in short-term borrowings and interest swaps, partially offset by cash dividends of $350,000 paid to stockholders, and repayment of long-term debt of $105,000. The Company’s financing activities used cash of $1,439,000 during the three months ended July 31, 2015 primarily for the final payment of $888,000 toward the purchase of the noncontrolling interest in a subsidiary, cash dividends of $316,000 paid to stockholders, cash dividends of $75,000 paid to minority interest holders, and repayment of $106,000 on long-term debt.

Outlook

The Company’s ability to predict future demand for its products continues to be limited given its role as subcontractor or supplier to dealers for subcontractors. Demand for the Company’s products is also dependent upon the number of laboratory construction projects planned and/or current progress in projects already under construction. The Company’s earnings are also impacted by fluctuations in prevailing pricing for projects in the laboratory construction marketplace and increased costs of raw materials, including stainless steel, wood, and epoxy resin, and whether the Company is able to increase product prices to customers in amounts that correspond to such increases without materially and adversely affecting sales. Additionally, since prices are normally quoted on a firm basis in the industry, the Company bears the burden of possible increases in labor and material costs between the quotation of an order and delivery of a product. Looking forward the Company is optimistic that the recent sales and earnings improvement will be sustained during the balance of fiscal year 2017 as our order backlog and opportunities in the marketplace remain strong.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This report contains statements that the Company believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report, including statements regarding the Company’s future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “predict,” “believe” and similar words, expressions and variations of these words and expressions are intended to identify forward-looking statements. All forward-looking statements are subject to important factors, risks, uncertainties and assumptions, including industry and economic conditions that could cause actual results to differ materially from those described in the forward-looking statements. Such factors, risks, uncertainties and assumptions include, but are not limited to, competitive and general economic conditions, both domestically and internationally; changes in customer demands; dependence on customers’ required delivery schedules; risks related to fluctuations in the Company’s operating results from quarter to quarter; risks related to international operations, including foreign currency fluctuations; changes in the legal and regulatory environment; changes in raw materials and commodity costs; and acts of terrorism, war, governmental action, natural disasters and other Force Majeure events. Many important factors that could cause such a difference are described under the caption “Risk Factors” in Item 1A in the Company’s 2016 Annual Report on Form 10-K. These forward-looking statements speak only as of the date of this document. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures made on this matter in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2016.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of July 31, 2016. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of July 31, 2016, the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that all material information required to be filed in this quarterly report is made known to them by others within the Company and its subsidiaries.

(b) Changes in internal controls

There was no significant change in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.	Exhibits

10.71*	Fiscal Year 2017 Incentive Bonus Plan [1]

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	The referenced exhibit is a management contract or compensatory plan or arrangement.
[1]	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on June 24, 2016 and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEWAUNEE SCIENTIFIC CORPORATION (Registrant)

Date: September 13, 2016	By	/s/ Thomas D. Hull III
Thomas D. Hull III (As duly authorized officer and Vice President, Finance and Chief Financial Officer)