Form 10-Q
period 2016-10-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2016-12-09
CIK 55529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

or

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

As of December 5, 2016, the registrant had outstanding 2,711,309 shares of Common Stock.

KEWAUNEE SCIENTIFIC CORPORATION

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2016

i

Part 1. Financial Information

Item 1.	Financial Statements

Kewaunee Scientific Corporation

Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three months ended October 31		Six months ended October 31
	2016	2015	2016	2015
Net sales	$36,329	$31,037	$73,608	$62,126
Costs of products sold	29,225	25,505	59,365	50,751

Gross profit	7,104	5,532	14,243	11,375
Operating expenses	4,816	4,403	9,894	8,722

Operating earnings	2,288	1,129	4,349	2,653
Other income	119	85	238	187
Interest expense	(78)	(61)	(158)	(153)

Earnings before income taxes	2,329	1,153	4,429	2,687
Income tax expense	792	446	1,562	1,017

Net earnings	1,537	707	2,867	1,670
Less: net earnings attributable to the noncontrolling interest	51	12	81	35

Net earnings attributable to Kewaunee Scientific Corporation	$1,486	$695	$2,786	$1,635

Net earnings per share attributable to Kewaunee Scientific Corporation stockholders
Basic	$0.55	$0.26	$1.03	$0.62
Diluted	$0.54	$0.26	$1.02	$0.61
Weighted average number of common shares outstanding
Basic	2,706	2,671	2,699	2,650
Diluted	2,729	2,690	2,718	2,674

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three months ended October 31		Six months ended October 31
	2016	2015	2016	2015
Net earnings	$1,537	$707	$2,867	$1,670

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(143)	(195)	(169)	(214)
Change in fair value of cash flow hedge	14	(1)	18	11

Other comprehensive income (loss)	(129)	(196)	(151)	(203)

Comprehensive income, net of tax	1,408	511	2,716	1,467
Less: comprehensive income attributable to the noncontrolling interest	51	12	81	35

Comprehensive income attributable to Kewaunee Scientific Corporation	$1,357	$499	$2,635	$1,432

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Statement of Stockholders’ Equity

(Unaudited)

(in thousands, except shares and per share data)

$ in thousands, except per share amounts	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at April 30, 2016	$6,720	$2,375	$(53)	$36,826	$(7,626)	$38,242
Net earnings attributable to Kewaunee Scientific Corporation	—	—	—	2,786	—	2,786
Other comprehensive loss	—	—	—	—	(151)	(151)
Cash dividends paid, $0.28 per share	—	—	—	(757)	—	(757)
Stock options exercised, 45,200 shares	63	78	—	—	—	141
Stock based compensation	—	98	—	—	—	98

Balance at October 31, 2016	$6,783	$2,551	$(53)	$38,855	$(7,777)	$40,359

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Balance Sheets

(in thousands, except per share data)

	October 31, 2016	April 30, 2016
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$7,579	$5,222
Restricted cash	1,649	1,567
Receivables, less allowance: $225, $202, on each respective date	29,040	27,835
Inventories	16,789	15,626
Prepaid expenses and other current assets	1,023	707

Total Current Assets	56,080	50,957
Property, plant and equipment, at cost	51,630	49,928
Accumulated depreciation	(37,051)	(35,810)

Net Property, Plant and Equipment	14,579	14,118
Deferred income taxes	3,436	3,392
Other	3,459	3,938

Total Other Assets	6,895	7,330

Total Assets	$77,554	$72,405

Liabilities and Equity
Current Liabilities:
Short-term borrowings and interest rate swaps	$6,722	$3,818
Current portion of long-term debt	421	421
Accounts payable	10,821	11,722
Employee compensation and amounts withheld	2,605	2,333
Deferred revenue	1,115	785
Other accrued expenses	2,956	1,871

Total Current Liabilities	24,640	20,950
Long-term debt	3,139	3,349
Accrued pension and deferred compensation costs	9,026	9,554

Total Liabilities	36,805	33,853
Commitments and Contingencies
Stockholders’ Equity:
Common Stock, $2.50 par value, Authorized – 5,000 shares; Issued – 2,713; 2,688 shares; – Outstanding – 2,710 shares; 2,685 shares, on each respective date	6,783	6,720
Additional paid-in-capital	2,551	2,375
Retained earnings	38,855	36,826
Accumulated other comprehensive loss	(7,777)	(7,626)
Common stock in treasury, at cost, 3 shares, on each date	(53)	(53)

Total Kewaunee Scientific Corporation Stockholders’ Equity	40,359	38,242
Noncontrolling interest	390	310

Total Equity	40,749	38,552

Total Liabilities and Equity	$77,554	$72,405

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six months ended October 31
	2016	2015
Cash flows from operating activities:
Net earnings	$2,867	$1,670
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	1,301	1,227
Bad debt provision	23	24
Stock based compensation expense	98	96
Benefit for deferred income tax expense	(44)	(20)
Change in assets and liabilities:
(Increase) decrease in receivables	(1,228)	510
(Increase) in inventories	(1,163)	(995)
Increase (decrease) in accounts payable and other accrued expenses	456	(817)
Increase in deferred revenue	330	477
Other, net	(434)	(311)

Net cash provided by operating activities	2,206	1,861
Cash flows from investing activities:
Capital expenditures	(1,762)	(1,261)
(Increase) decrease in restricted cash	(82)	597

Net cash used in investing activities	(1,844)	(664)
Cash flows from financing activities:
Dividends paid	(757)	(664)
Dividends paid to noncontrolling interest in subsidiaries	—	(75)
Increase in short-term borrowings and interest rate swaps	2,904	574
Payments on long-term debt	(210)	(211)
Payment toward purchase of noncontrolling interest in subsidiary	—	(888)
Net proceeds from exercise of stock options (including tax benefit)	141	458

Net cash provided by (used in) financing activities	2,078	(806)
Effect of exchange rate changes on cash	(83)	(161)

Increase in cash and cash equivalents	2,357	230
Cash and cash equivalents, beginning of period	5,222	3,044

Cash and cash equivalents, end of period	$7,579	$3,274

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

B. Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the three and six month periods. Diluted earnings per share reflects the assumed exercise and conversion of outstanding options under the Company’s stock option plans, except when options have an anti-dilutive effect. Options to purchase 45,200 shares were not included in the computation of diluted earnings per share for the three and six month periods ended October 31, 2016, because the option exercise prices were greater than the average market price of the common shares at that date, and accordingly, such options would have an antidilutive effect. Options to purchase 113,000 shares were not included in the computation of diluted earnings per share for the three and six month periods ended October 31, 2015, because the effect would be anti-dilutive.

C. Inventories

Inventories consisted of the following (in thousands):

	October 31, 2016	April 30, 2016
Finished products	$4,116	$3,707
Work in process	2,052	1,889
Raw materials	10,621	10,030

	$16,789	$15,626

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

D. Segment Information

The following table provides financial information by business segments for the three and six months ended October 31, 2016 and 2015 (in thousands):

	Domestic Operations	International Operations	Corporate	Total
Three months ended October 31, 2016
Revenues from external customers	$28,211	$8,118	$—	$36,329
Intersegment revenues	2,571	1,263	(3,834)	—
Earnings (loss) before income taxes	2,444	1,250	(1,365)	2,329
Three months ended October 31, 2015
Revenues from external customers	$26,279	$4,758	$—	$31,037
Intersegment revenues	160	752	(912)	—
Earnings (loss) before income taxes	1,927	535	(1,309)	1,153

	Domestic Operations	International Operations	Corporate	Total
Six months ended October 31, 2016
Revenues from external customers	$57,848	$15,760	$—	$73,608
Intersegment revenues	3,437	2,398	(5,835)	—
Earnings (loss) before income taxes	5,017	2,067	(2,655)	4,429
Six months ended October 31, 2015
Revenues from external customers	$50,594	$11,532	$—	$62,126
Intersegment revenues	446	1,273	(1,719)	—
Earnings (loss) before income taxes	3,760	1,300	(2,373)	2,687

E. Defined Benefit Pension Plans

The Company has non-contributory defined benefit pension plans. These plans were amended as of April 30, 2005. No further benefits have been, or will be, earned under the plans, subsequent to the amendment date, and no additional participants will be added to the plans. Contributions of $555,000 were paid to the plans during the six months ended October 31, 2016 and the Company does not expect any contributions to be paid to the plans during the remainder of the fiscal year. Contributions of $64,000 were paid to the plans during the six months ended October 31, 2015.

Pension expense consisted of the following (in thousands):

	Three months ended October 31, 2016	Three months ended October 31, 2015
Service cost	$-0-	$-0-
Interest cost	232	230
Expected return on plan assets	(311)	(344)
Recognition of net loss	318	294

Net periodic pension expense	$239	$180

	Six months ended October 31, 2016	Six months ended October 31, 2015
Service cost	$-0-	$-0-
Interest cost	463	460
Expected return on plan assets	(621)	(688)
Recognition of net loss	628	588

Net periodic pension expense	$470	$360

F. Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and equivalents, mutual funds, cash surrender value of life insurance policies and short-term borrowings. The carrying value of these assets and liabilities approximate their fair value. The following tables summarize the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring and nonrecurring basis as of October 31, 2016 and April 30, 2016 (in thousands):

	October 31, 2016
Financial Assets	Level 1	Level 2	Total
Trading securities held in non-qualified compensation plans (1)	$3,387	$—	$3,387
Cash surrender value of life insurance policies (1)	—	62	62

Total	$3,387	$62	$3,449

Financial Liabilities
Non-qualified compensation plans (2)	$—	$3,772	$3,772
Interest rate swap derivatives	—	136	136

Total	$—	$3,908	$3,908

	April 30, 2016
Financial Assets	Level 1	Level 2	Total
Trading securities held in non-qualified compensation plans (1)	$3,867	$—	$3,867
Cash surrender value of life insurance policies (1)	—	62	62

Total	$3,867	$62	$3,929

Financial Liabilities
Non-qualified compensation plans (2)	$—	$4,215	$4,215
Interest rate swap derivatives	—	166	166

Total	$—	$4,381	$4,381

(1)	The Company maintains two non-qualified compensation plans which include investment assets in a rabbi trust. These assets consist of marketable securities, which are valued using quoted market prices multiplied by the number of shares owned, and life insurance policies, which are valued at their cash surrender value.
(2)	Plan liabilities are equal to the individual participants’ account balances and other earned retirement benefits.

G. New Accounting Standards

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

The Company’s 2016 Annual Report to Stockholders contains management’s discussion and analysis of financial condition and results of operations as of and for the year ended April 30, 2016. The following discussion and analysis describes material changes in the Company’s financial condition since April 30, 2016. The analysis of results of operations compares the three and six months ended October 31, 2016 with the comparable periods of the prior year.

Results of Operations

Sales for the three months ended October 31, 2016 were $36,329,000, an increase of 17.1% from sales of $31,037,000 in the comparable period of the prior year. Sales from Domestic Operations were $28,211,000, up from $26,279,000 in the comparable period of the prior year. The increase in domestic sales reflects the increased demand for the Company’s products across the country. Sales from International Operations were $8,118,000, up 70.6% from $4,758,000 in the comparable period of the prior year. The increase in international sales reflects the completion of multi-year laboratory projects in Kuwait and India in the current period.

Sales for the six months ended October 31, 2016 were $73,608,000, up 18.5% from sales of $62,126,000 in the same period last year. Domestic Operations sales for the six-month period were $57,848,000, up 14.3% from sales of $50,594,000 in the same period last year. International Operations sales were $15,760,000, up 36.7% from sales of $11,532,000 in the same period last year.

The order backlog was $101.1 million at October 31, 2016, as compared to $86.2 million at July 31, 2016 and $92.4 million at October 31, 2015.

The gross profit margin for the three months ended October 31, 2016 was 19.6% of sales, as compared to 17.8% of sales in the comparable quarter of the prior year. The gross profit margin for the six months ended October 31, 2016 was 19.3% of sales, as compared to 18.3% in the same period last year. The increase in the gross profit margin percentage for the current three and six month periods was primarily due to favorable operating leverage from higher volumes of products being produced by the Company’s operations.

Operating expenses for the three months ended October 31, 2016 were $4,816,000, or13.3% of sales, as compared to $4,403,000, or 14.2% of sales, in the comparable period of the prior year. The increase in operating expenses for the three months ended October 31, 2016 is related primarily to increases in wages and benefits of $145,000, incentive compensation of $206,000, pension expense of $59,000, professional services of $154,000 and an increase of $195,000 in operating expenses for the Company’s International operations, partially offset by a decrease of $413,000 in non-recurring expenses incurred from the comparable period of the prior year.

Operating expenses for the six months ended October 31, 2016 were $9,894,000, or 13.4% of sales, as compared to $8,722,000, or 14.0% of sales in the comparable period of the prior year. The increase in operating expenses for the six months ended October 31, 2016 is related primarily to increases in wages and benefits of $315,000, incentive compensation of $358,000, pension expense of $110,000, professional services of $318,000 and an increase of $231,000 in operating expenses for the Company’s International operations, partially offset by a decrease of $524,000 in non-recurring expenses incurred from the comparable period of the prior year.

Interest expense was $78,000 and $158,000 for the three and six months ended October 31, 2016, respectively, as compared to $61,000 and $153,000 for the comparable periods of the prior year. The increases for the current year periods resulted primarily from higher borrowing levels.

Income tax expense of $792,000 was recorded for the three months ended October 31, 2016, as compared to income tax expense of $446,000 recorded for the comparable period of the prior year. Income tax expense of $1,562,000 was recorded for the six months ended October 31, 2016, as compared to income tax expense of $1,017,000 recorded for the comparable period of the prior year. The effective tax rate was 34.0% and 38.7% for the three-month periods ended October 31, 2016 and 2015, respectively. The effective tax rates were 35.3% and 37.8% for the six months ended October 31, 2016 and 2015, respectively. The lower effective tax rate for the current three and six month periods resulted from the inclusion of certain tax credits (research and development) in the calculations that were not included in prior periods.

Noncontrolling interests related to the Company’s subsidiary that is not 100% owned by the Company reduced net earnings by $51,000 for the three months ended October 31, 2016, as compared to $12,000 for the comparable period of the prior year. Net earnings were reduced by $81,000 and $35,000 for the six months ended October 31, 2016 and 2015, respectively. The changes in the amounts between each of these periods were directly attributable to changes in the amounts of net income reported for the Company’s one subsidiary that is not 100% owned by the Company.

Net earnings of $1,486,000, or $0.54 per diluted share, were reported for the three months ended October 31, 2016, compared to net earnings of $695,000, or $0.26 per diluted share, in the prior year period. Net earnings of $2,786,000, or $1.02 per diluted share, were reported for the six months ended October 31, 2016, compared to net earnings of $1,635,000, or $0.61 per diluted share, for the same period last year.

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

The Company had working capital of $31,440,000 at October 31, 2016, compared to $30,007,000 at April 30, 2016. The ratio of current assets to current liabilities was 2.3-to-1.0 at October 31, 2016, compared to 2.4-to-1.0 at April 30, 2016. At October 31, 2016, advances of $6,521,000 were outstanding under the Company’s bank revolving credit facility, compared to advances of $3,600,000 outstanding as of April 30, 2016. The Company had standby letters of credit outstanding of $4,210,000 at October 31, 2016 and April 30, 2016. Amounts available under the $20 million revolving credit facility were $9.3 million and $12.2 million at October 31, 2016 and April 30, 2016, respectively. Total bank borrowings were $10,282,000 at October 31, 2016, compared to $7,588,000 at April 30, 2016.

The Company’s operations provided cash of $2,206,000 during the six months ended October 31, 2016. Cash was primarily provided from earnings, an increase in deferred revenue of $330,000, and a decrease in accounts payable and other accrued expenses of $456,000, which was partially offset by an increase in receivables of $1,228,000 and an increase in inventories of $1,163,000. The Company’s operations provided cash of $1,861,000 during the six months ended October 31, 2015. Cash was primarily provided from earnings, a decrease in receivables of $510,000, and an increase in deferred revenue of $477,000, which was partially offset by an increase in inventories of $995,000 and a decrease in accounts payable and other accrued expense of $817,000.

During the six months ended October 31, 2016, the Company used cash of $1,762,000 in investing activities for capital expenditures and an increase in restricted cash of $82,000. This compares to the net use of cash of $664,000 for investing activities in the comparable period of the prior year for capital expenditures of $1,261,000, partially offset by a decrease of $597,000 in restricted cash.

The Company’s financing activities provided cash of $2,078,000 during the six months ended October 31, 2016, primarily from an increase in short-term borrowings of $2,904,000, partially offset by cash dividends of $757,000 and payment on long-term debt of $210,000. The Company’s financing activities used cash of $806,000 during the six months ended October 31, 2015 for the final payment of $888,000 toward the purchase of the noncontrolling interest in a subsidiary, cash dividends of $664,000 paid to stockholders, cash dividends of $75,000 paid to minority interest holders, and payments of $211,000 on long-term debt, partially offset by an increase in short-term borrowings of $574,000.

Outlook

The Company’s ability to predict future demand for its products continues to be limited given its role as subcontractor or supplier to dealers for subcontractors. Demand for the Company’s products is also dependent upon the number of laboratory construction projects planned and/or current progress in projects already under construction. The Company’s earnings are also impacted by fluctuations in prevailing pricing for projects in the laboratory construction marketplace and increased costs of raw materials, including stainless steel, wood, and epoxy resin, and whether the Company is able to increase product prices to customers in amounts that correspond to such increases without materially and adversely affecting sales. Additionally, since prices are normally quoted on a firm basis in the industry, the Company bears the burden of possible increases in labor and material costs between the quotation of an order and delivery of a product. Looking forward the Company is optimistic that the results for the current fiscal year will be strong as the Company continues to see new opportunities worldwide.

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

(a) Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 31, 2016. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of October 31, 2016, the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that all material information required to be filed in this quarterly report is made known to them by others within the Company and its subsidiaries.

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

KEWAUNEE SCIENTIFIC CORPORATION
(Registrant)

Date: December 9, 2016	By	/s/ Thomas D. Hull III
Thomas D. Hull III
(As duly authorized officer and Vice President, Finance and Chief Financial Officer)