Form 10-Q
period 2017-01-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2017-03-13
CIK 55529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

or

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

As of March 6, 2017, the registrant had outstanding 2,711,953 shares of Common Stock.

KEWAUNEE SCIENTIFIC CORPORATION

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2017

i

Part 1. Financial Information

Item 1. Financial Statements

Kewaunee Scientific Corporation

Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three months ended January 31		Nine months ended January 31
	2017	2016	2017	2016
Net sales	$30,371	$32,410	$103,979	$94,536
Costs of products sold	25,339	26,922	84,704	77,673

Gross profit	5,032	5,488	19,275	16,863
Operating expenses	4,590	4,441	14,484	13,163

Operating earnings	442	1,047	4,791	3,700
Other income	120	109	358	296
Interest expense	(71)	(83)	(229)	(236)

Earnings before income taxes	491	1,073	4,920	3,760
Income tax expense	133	225	1,695	1,242

Net earnings	358	848	3,225	2,518
Less: net earnings attributable to the noncontrolling interest	17	18	98	53

Net earnings attributable to Kewaunee Scientific Corporation	$341	$830	$3,127	$2,465

Net earnings per share attributable to Kewaunee Scientific Corporation stockholders
Basic	$0.13	$0.31	$1.16	$0.93
Diluted	$0.13	$0.31	$1.15	$0.92
Weighted average number of common shares outstanding
Basic	2,711	2,682	2,703	2,661
Diluted	2,734	2,699	2,724	2,683

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three months ended January 31		Nine months ended January 31
	2017	2016	2017	2016
Net earnings	$358	$848	$3,225	$2,518

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(63)	(221)	(232)	(435)
Change in fair value of cash flow hedge	35	—	53	11

Other comprehensive income (loss)	(28)	(221)	(179)	(424)

Comprehensive income, net of tax	330	627	3,046	2,094
Less: comprehensive income attributable to the noncontrolling interest	17	18	98	53

Comprehensive income attributable to Kewaunee Scientific Corporation	$313	$609	$2,948	$2,041

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Statement of Stockholders’ Equity

(Unaudited)

(in thousands, except shares and per share amounts)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at April 30, 2016	$6,720	$2,375	$(53)	$36,826	$(7,626)	$38,242
Net earnings attributable to Kewaunee Scientific Corporation	—	—	—	3,127	—	3,127
Other comprehensive loss	—	—	—	—	(179)	(179)
Cash dividends paid, $0.43 per share	—	—	—	(1,163)	—	(1,163)
Stock options exercised, 48,650 shares	67	74	—	—	—	141
Stock based compensation	—	150	—	—	—	150

Balance at January 31, 2017	$6,787	$2,599	$(53)	$38,790	$(7,805)	$40,318

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Balance Sheets

(in thousands, except per share amounts)

	January 31, 2017	April 30, 2016
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$8,254	$5,222
Restricted cash	1,438	1,567
Receivables, less allowance; $143; $202, on each respective date	25,787	27,835
Inventories	15,731	15,626
Prepaid expenses and other current assets	1,004	707

Total Current Assets	52,214	50,957
Property, plant and equipment, at cost	51,797	49,928
Accumulated depreciation	(37,449)	(35,810)

Net Property, Plant and Equipment	14,348	14,118
Deferred income taxes	3,404	3,392
Other	3,679	3,938

Total Other Assets	7,083	7,330

Total Assets	$73,645	$72,405

Liabilities and Equity
Current Liabilities:
Short-term borrowings and interest rate swaps	$4,679	$3,818
Current portion of long-term debt	421	421
Accounts payable	10,105	11,722
Employee compensation and amounts withheld	2,041	2,333
Deferred revenue	548	785
Other accrued expenses	2,591	1,871

Total Current Liabilities	20,385	20,950
Long-term debt	3,033	3,349
Accrued pension and deferred compensation costs	9,510	9,554

Total Liabilities	32,928	33,853
Commitments and Contingencies
Stockholders’ Equity:
Common Stock, $2.50 par value, Authorized – 5,000 shares; Issued – 2,715; 2,688 shares; – Outstanding – 2,712 shares; 2,685 shares, on each respective date	6,787	6,720
Additional paid-in-capital	2,599	2,375
Retained earnings	38,790	36,826
Accumulated other comprehensive loss	(7,805)	(7,626)
Common stock in treasury, at cost, 3 shares, on each date	(53)	(53)

Total Kewaunee Scientific Corporation Stockholders’ Equity	40,318	38,242
Noncontrolling interest	399	310

Total Equity	40,717	38,552

Total Liabilities and Equity	$73,645	$72,405

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine months ended January 31
	2017	2016
Cash flows from operating activities:
Net earnings	$3,225	$2,518
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	1,960	1,850
Bad debt provision	(42)	7
Stock based compensation expense	150	146
(Expense) benefit for deferred income tax expense	(12)	40
Change in assets and liabilities:
Decrease (increase) in receivables	2,090	(310)
(Increase) in inventories	(105)	(3,409)
(Decrease) increase in accounts payable and other accrued expenses	(1,189)	1,663
(Decrease) increase in deferred revenue	(237)	467
Other, net	11	164

Net cash provided by operating activities	5,851	3,136
Cash flows from investing activities:
Capital expenditures	(2,190)	(1,708)
Decrease in restricted cash	129	832

Net cash used in investing activities	(2,061)	(876)
Cash flows from financing activities:
Dividends paid	(1,163)	(1,012)
Dividends paid to noncontrolling interest in subsidiaries	—	(75)
Increase in short-term borrowings and interest rate swaps	861	583
Payments on long-term debt	(316)	(316)
Payment toward purchase of noncontrolling interest in subsidiary	—	(888)
Net proceeds from exercise of stock options (including tax benefit)	141	459

Net cash used in financing activities	(477)	(1,249)
Effect of exchange rate changes on cash	(281)	(346)

Increase in cash and cash equivalents	3,032	665
Cash and cash equivalents, beginning of period	5,222	3,044

Cash and cash equivalents, end of period	$8,254	$3,709

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

B. Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the three and nine month periods. Diluted earnings per share reflects the assumed exercise and conversion of outstanding options under the Company’s stock option plans, except when options have an anti-dilutive effect. Options to purchase 39,200 shares were not included in the computation of diluted earnings per share for the three and nine month periods ended January 31, 2017, because the option exercise prices were greater than the average market price of the common shares at that date, and accordingly, such options would have an antidilutive effect. Options to purchase 111,400 shares were not included in the computation of diluted earnings per share for the three and nine month periods ended January 31, 2016, because the effect would be anti-dilutive.

C. Inventories

Inventories consisted of the following (in thousands):

	January 31, 2017	April 30, 2016
Finished products	$3,568	$3,707
Work in process	2,101	1,889
Raw materials	10,062	10,030

	$15,731	$15,626

The Company uses the last-in, first-out (LIFO) method of valuing inventory for its domestic operations, which represents $14,272,000 of inventory at January 31, 2017 and $13,373,000 at April 30, 2016. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs, and are subject to the final year-end LIFO inventory valuation.

D. Segment Information

The following table provides financial information by business segments for the three and nine months ended January 31, 2017 and 2016 (in thousands):

	Domestic Operations	International Operations	Corporate	Total
Three months ended January 31, 2017
Revenues from external customers	$25,313	$5,058	$—	$30,371
Intersegment revenues	344	538	(882)	—
Earnings (loss) before income taxes	563	943	(1,015)	491
Three months ended January 31, 2016
Revenues from external customers	$25,423	$6,987	$—	$32,410
Intersegment revenues	1,196	421	(1,617)	—
Earnings (loss) before income taxes	1,586	702	(1,215)	1,073

	Domestic Operations	International Operations	Corporate	Total
Nine months ended January 31, 2017
Revenues from external customers	$83,161	$20,818	$—	$103,979
Intersegment revenues	3,781	2,936	(6,717)	—
Earnings (loss) before income taxes	5,580	3,010	(3,670)	4,920
Nine months ended January 31, 2016
Revenues from external customers	$76,017	$18,519	$—	$94,536
Intersegment revenues	1,642	1,694	(3,336)	—
Earnings (loss) before income taxes	5,346	2,002	(3,588)	3,760

E. Defined Benefit Pension Plans

The Company has non-contributory defined benefit pension plans covering substantially all domestic salaried and hourly employees. These plans were amended as of April 30, 2005, no further benefits have been, or will be, earned under the plans, subsequent to the amendment date, and no additional participants will be added to the plans. Contributions of $555,000 were paid to the plans during the nine months ended January 31, 2017 and the Company does not expect any contributions to be paid to the plans during the remainder of the fiscal year. Contributions of $64,000 were paid to the plans during the nine months ended January 31, 2016.

Pension expense consisted of the following (in thousands):

	Three months ended January 31, 2017	Three months ended January 31, 2016
Service cost	$-0-	$-0-
Interest cost	232	224
Expected return on plan assets	(311)	(334)
Recognition of net loss	314	329

Net periodic pension expense	$235	$219

	Nine months ended January 31, 2017	Nine months ended January 31, 2016
Service cost	$-0-	$-0-
Interest cost	695	684
Expected return on plan assets	(932)	(1,022)
Recognition of net loss	942	917

Net periodic pension expense	$705	$579

F. Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and equivalents, mutual funds, cash surrender value of life insurance policies and short-term borrowings. The carrying values of these assets and liabilities approximate their fair value. The following tables summarize the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring and nonrecurring basis as of January 31, 2017 and April 30, 2016 (in thousands):

	January 31, 2017
Financial Assets	Level 1	Level 2	Total
Trading securities held in non-qualified compensation plans (1)	$3,608	$—	$3,608
Cash surrender value of life insurance policies (1)	—	62	62

Total	$3,608	$62	$3,670

Financial Liabilities
Non-qualified compensation plans (2)	$—	$4,021	$4,021
Interest rate swap derivatives	—	80	80

Total	$—	$4,101	$4,101

	April 30, 2016
Financial Assets	Level 1	Level 2	Total
Trading securities held in non-qualified compensation plans (1)	$3,867	$—	$3,867
Cash surrender value of life insurance policies (1)	—	62	62

Total	$3,867	$62	$3,929

Financial Liabilities
Non-qualified compensation plans (2)	$—	$4,215	$4,215
Interest rate swap derivatives	—	166	166

Total	$—	$4,381	$4,381

(1)	The Company maintains two non-qualified compensation plans which include investment assets in a rabbi trust. These assets consist of marketable securities, which are valued using quoted market prices multiplied by the number of shares owned, and life insurance policies, which are valued at their cash surrender value.
(2)	Plan liabilities are equal to the individual participants’ account balances and other earned retirement benefits.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s 2016 Annual Report to Stockholders contains management’s discussion and analysis of financial condition and results of operations as of and for the year ended April 30, 2016. The following discussion and analysis describes material changes in the Company’s financial condition since April 30, 2016. The analysis of results of operations compares the three and nine months ended January 31, 2017 with the comparable periods of the prior year.

Results of Operations

Sales for the three months ended January 31, 2017 were $30,371,000, a decrease of 6.3% from sales of $32,410,000 in the comparable period of the prior year. Sales from Domestic Operations were $25,313,000, relatively unchanged from $25,423,000 in the comparable period of the prior year. Sales from International Operations were $5,058,000, down 27.6% from $6,987,000 in the comparable period of the prior year. The decrease in international sales was due to a large order shipped in the prior year period that did not repeat.

Sales for the nine months ended January 31, 2017 were $103,979,000, up 10.0% from sales of $94,536,000 in the same period last year. Domestic Operations sales for the nine-month period were $83,161,000, up 9.4% from sales of $76,017,000 in the same period last year. International Operations sales were $20,818,000, up 12.4% from sales of $18,519,000 in the same period last year.

The order backlog was $106.9 million at January 31, 2017, as compared to $101.1 million at October 31, 2016 and $95.2 million at January 31, 2016.

The gross profit margin for the three months ended January 31, 2017 was 16.6% of sales, as compared to 16.9% of sales in the comparable quarter of the prior year. The gross profit margin for the nine months ended January 31, 2017 was 18.5% of sales, as compared to 17.8% in the same period last year. The decrease in the gross profit margin percentage for the three month period ending January 31, 2017 was due to lower sales volume and unfavorable overhead absorption. The increase in the gross profit margin percentage for the current nine month period was primarily due to favorable operating leverage from higher volumes being produced during the first half of the year.

Operating expenses for the three months ended January 31, 2017 were $4,590,000, or 15.1% of sales, as compared to $4,441,000, or 13.7% of sales, in the comparable period of the prior year. The increase in operating expenses for the three months ended January 31, 2017 is related primarily to increases in wages and benefits of $195,000, pension expense of $16,000, professional services of $63,000, sales and marketing of $59,000 and an increase of $163,000 in operating expenses for the Company’s International operations, partially offset by decreases of bad debt expenses of $48,000, incentive compensation of $148,000 and $154,000 of non-recurring expenses incurred in the comparable period of the prior year.

Operating expenses for the nine months ended January 31, 2017 were $14,484,000, or 13.9% of sales, as compared to $13,163,000, or 13.9% of sales in the comparable period of the prior year. The increase in operating expenses for the nine months ended January 31, 2017 is related primarily to increases in wages and benefits of $514,000, incentive compensation of $210,000, pension expense of $126,000, professional services of $380,000, sales and marketing of $216,000 and an increase of $395,000 in operating expenses for the Company’s International operations, partially offset by decreases of bad debt expenses of $49,000 and $678,000 of non-recurring expenses incurred in the comparable period of the prior year.

Interest expense was $71,000 and $229,000 for the three and nine months ended January 31, 2017, respectively, as compared to $83,000 and $236,000 for the comparable periods of the prior year. The decreases for the current year periods resulted primarily from lower borrowing levels.

Income tax expense of $133,000 was recorded for the three months ended January 31, 2017, as compared to income tax expense of $225,000 recorded for the comparable period of the prior year. Income tax expense of $1,695,000 was recorded for the nine months ended January 31, 2017, as compared to income tax expense of $1,242,000 recorded for the comparable period of the prior year. The effective tax rate was 27.1% and 21.0% for the three-month periods ended January 31, 2017 and 2016, respectively. The effective tax rates were 34.5% and 33.0% for the nine months ended January 31, 2017 and 2016, respectively. The lower effective tax rates for the prior three and nine month periods was due to the favorable impact of the reinstatement of the federal research and development tax credits.

Noncontrolling interests related to the Company’s subsidiary that is not 100% owned by the Company reduced net earnings by $17,000 for the three months ended January 31, 2017, as compared to $18,000 for the comparable period of the prior year. Net earnings were reduced by $98,000 and $53,000 for the nine months ended January 31, 2017 and 2016, respectively. The changes in the amounts between each of these periods were directly attributable to changes in the amounts of net income reported for the Company’s one subsidiary that is not 100% owned by the Company.

Net earnings of $341,000, or $0.13 per diluted share, were reported for the three months ended January 31, 2017, compared to net earnings of $830,000, or $0.31 per diluted share, in the prior year period. Net earnings of $3,127,000, or $1.15 per diluted share, were reported for the nine months ended January 31, 2017, compared to net earnings of $2,465,000, or $0.92 per diluted share, for the same period last year.

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

The Company had working capital of $31,829,000 at January 31, 2017, compared to $30,007,000 at April 30, 2016. The ratio of current assets to current liabilities was 2.6-to-1.0 at January 31, 2017, compared to 2.4-to-1.0 at April 30, 2016. At January 31, 2017, advances of $4,540,000 were outstanding under the Company’s bank revolving credit facility, compared to advances of $3,600,000 outstanding as of April 30, 2016. The Company had standby letters of credit outstanding of $4,210,000 at January 31, 2017 and April 30, 2016. Amounts available under the $20 million revolving credit facility were $11.3 million and $12.2 million at January 31, 2017 and April 30, 2016, respectively. Total bank borrowings were $8,133,000 at January 31, 2017, compared to $7,588,000 at April 30, 2016.

The Company’s operations provided cash of $5,851,000 during the nine months ended January 31, 2017. Cash was primarily provided from earnings, and a decrease in receivables of $2,090,000, partially offset by an increase in accounts payable and other accrued expenses of $1,189,000. The Company’s operations provided cash of $3,136,000 during the nine months ended January 31, 2016. Cash was primarily provided from earnings and an increase in accounts payable and other accrued expenses of $1,663,000, and deferred revenue of $467,000, which was partially offset by an increase in accounts receivable of $310,000, and an increase in inventories of $3,409,000.

During the nine months ended January 31, 2017, the Company used cash of $2,190,000 in investing activities for capital expenditures, partially offset by a decrease in restricted cash of $129,000. This compares to the net use of cash of $876,000 for investing activities in the comparable period of the prior year for capital expenditures of $1,708,000, partially offset by a decrease of $832,000 in restricted cash.

The Company’s financing activities used cash of $477,000 during the nine months ended January 31, 2017, primarily for cash dividends of $1,163,000 and payment on long-term debt of $316,000, partially offset by an increase in short-term borrowings of $861,000. The Company’s financing activities used cash of $1,249,000 during the nine months ended January 31, 2016 for the final payment of $888,000 toward the purchase of the noncontrolling interest in a foreign subsidiary, cash dividends of $1,012,000 paid to stockholders, cash dividend of $75,000 paid to minority interest holders, and payments of $316,000 on long-term debt, partially offset by an increase in short-term borrowings of $583,000 and net proceeds of $459,000 from the exercise of stock options.

Outlook

The Company’s ability to predict future demand for its products continues to be limited given its role as subcontractor or supplier to dealers for subcontractors. Demand for the Company’s products is also dependent upon the number of laboratory construction projects planned and/or current progress in projects already under construction. The Company’s earnings are also impacted by fluctuations in prevailing pricing for projects in the laboratory construction marketplace and increased costs of raw materials, including stainless steel, wood, and epoxy resin, and whether the Company is able to increase product prices to customers in amounts that correspond to such increases without materially and adversely affecting sales. Additionally, since prices are normally quoted on a firm basis in the industry, the Company bears the burden of possible increases in labor and material costs between the quotation of an order and delivery of a product. Looking forward the Company is optimistic that the sales and earnings improvement will be sustained during the balance of fiscal year 2017 as our order backlog and opportunities in the marketplace remain strong.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This report contains statements that the Company believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report, including statements regarding the Company’s future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “predict,” “believe” and similar words, expressions and variations of these words and expressions are intended to identify forward-looking statements. All forward-looking statements are subject to important factors, risks, uncertainties and assumptions, including industry and economic conditions, that could cause actual results to differ materially from those described in the forward-looking statements. Such factors, risks, uncertainties and assumptions include, but are not limited to, competitive and general economic conditions, both domestically and internationally; changes in customer demands; dependence on customers’ required delivery schedules; risks related to fluctuations in the Company’s operating results from quarter to quarter; risks related to international operations, including foreign currency fluctuations; changes in the legal and regulatory environment; changes in raw materials and commodity costs; and acts of terrorism, war, governmental action, natural disasters and other Force Majeure events. Many important factors that could cause such a difference are described under the caption “Risk Factors” in Item 1A in the Company’s 2016 Annual Report on Form 10-K. These forward-looking statements speak only as of the date of this document. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures made on this matter in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2016.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of January 31, 2017. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of January 31, 2017, the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that all material information required to be filed in this quarterly report is made known to them by others within the Company and its subsidiaries.

(b) Changes in internal controls

There was no significant change in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

10.1C*	Third Amendment to the Re-Established Retirement Plan for Salaried Employees of Kewaunee Scientific Corporation.

10.2C*	Third Amendment to the Re-Established Retirement Plan for Hourly Employees of Kewaunee Scientific Corporation.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	The referenced exhibit is a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEWAUNEE SCIENTIFIC CORPORATION
(Registrant)

Date: March 13, 2017	By	/s/ Thomas D. Hull III
Thomas D. Hull III
(As duly authorized officer and Vice President, Finance and Chief Financial Officer)