Form 10-K
period 2017-04-30
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2017-07-21
CIK 55529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2017 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act: (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of shares of voting stock held by non-affiliates of the registrant was approximately $49,757,484 based on the last reported sale price of the registrant’s Common Stock on October 31, 2016, the last business day of the registrant’s most recently completed second fiscal quarter. Only shares beneficially owned by directors of the registrant (excluding shares subject to options) and each person owning more than 10% of the outstanding Common Stock of the registrant were excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of July 12, 2017, the registrant had outstanding 2,712,797 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: Those portions of the Company’s proxy statement for use in connection with Kewaunee Scientific Corporation’s annual meeting of stockholders to be held on August 30, 2017, indicated in this report are incorporated by reference into Part III hereof.

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

Our business is not generally cyclical, although domestic sales are sometimes lower during our third quarter because of slower construction activity in certain areas of the country during the winter months. Sales for three of the Company’s domestic dealers represented in the aggregate approximately 38%, 40%, and 36% of the Company’s sales in fiscal years 2017, 2016, and 2015, respectively. Loss of all or part of our sales to a large customer would have a material effect on our revenues and profits.

Our order backlog at April 30, 2017 was $113.5 million, as compared to $100.5 million at April 30, 2016 and $90.1 million at April 30, 2015. Based on scheduled shipment dates and past experience, we estimate that more than 80% of our order backlog at April 30, 2017 will be shipped during fiscal year 2018. However, it may reasonably be expected that delays in shipments will occur because of customer rescheduling or delay in completion of projects which involve the installation of our products.

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

RESEARCH AND DEVELOPMENT

The amount spent and expensed by us during the fiscal year ended April 30, 2017 on research and development activities related to new or redesigned products was $1,163,000. The amounts spent for similar purposes in the fiscal years ended April 30, 2016 and 2015 were $1,167,000 and $936,000, respectively.

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

EMPLOYEES

At April 30, 2017, the Company had the following number of full-time employees:

            549 (Domestic); 196 (International).

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

We have substantial sales to three of our domestic dealers. The combined sales to these three dealers accounted for approximately 38% of our sales in fiscal year 2017. Loss of all or a part of our sales to a large customer would have a material effect on our revenues and profits.

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

We maintain a self-insured healthcare plan for our employees. We have insurance coverage in place for aggregate claims above a specified amount in any year. The Patient Protection and Affordable Care Act, and state legislation in the states in which we operate, may cause the cost of providing medical insurance to our employees to increase. To date, we have experienced increased costs related to the health care reform legislation.

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

Internal Controls Over Financial Reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 2. Properties

We own and operate three adjacent manufacturing facilities in Statesville, North Carolina. These facilities also house our corporate offices, as well as sales and marketing, administration, engineering and drafting personnel. These facilities together comprise 413,000 square feet and are located on 20 acres of land. In addition, we lease our primary distribution facility and other warehouse facilities totaling 361,000 square feet in Statesville, North Carolina. We lease sales offices in Naperville, Illinois; Branchburg, New Jersey; Newport, Delaware; Shanghai, China; and Singapore. In Bangalore, India we lease and operate a manufacturing facility comprising 55,000 square feet and a facility comprising 7,000 square feet that houses sales and administrative offices. We believe our facilities are suitable for their respective uses and are adequate for our current needs.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017
High	$20.89	$26.83	$27.60	$25.50
Low	$16.20	$20.68	$21.20	$20.95
Close	$20.25	$22.36	$25.20	$22.90

2016
High	$17.62	$17.48	$18.35	$17.32
Low	$15.50	$16.23	$15.82	$16.10
Close	$16.62	$16.66	$16.84	$16.72

As of July 12, 2017, we estimate there were approximately 1,430 holders of our common shares, of which 145 were stockholders of record. We paid cash dividends per share of $0.58, $0.51, and $0.47 for fiscal years 2017, 2016, and 2015, respectively. We expect to pay dividends in the future in line with our actual and anticipated future operating results.

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

	Years Ended April 30
$ and shares in thousands, except per share amounts	2017	2016	2015
OPERATING STATEMENT DATA:
Net sales	$138,558	$128,626	$118,828
Costs of products sold	111,951	104,918	97,062

Gross profit	26,607	23,708	21,766
Operating expenses	20,065	18,010	16,540

Operating earnings	6,542	5,698	5,226
Other income, net	496	347	484
Interest expense	(292)	(306)	(325)

Earnings before income taxes	6,746	5,739	5,385
Income tax expense	2,126	1,862	1,745

Net earnings	4,620	3,877	3,640
Less: net earnings attributable to noncontrolling interest	105	75	111

Net earnings attributable to Kewaunee Scientific Corporation	$4,515	$3,802	$3,529

Weighted average shares outstanding:
Basic	2,705	2,667	2,626
Diluted	2,726	2,687	2,658

PER SHARE DATA:
Net earnings attributable to Kewaunee Scientific Corporation Stockholders
Basic	$1.67	$1.43	$1.34
Diluted	$1.66	$1.42	$1.33
Cash dividends	$0.58	$0.51	$0.47
Year-end book value	$16.14	$14.24	$13.28

	As of April 30
$ in thousands	2017	2016	2015
BALANCE SHEET DATA:
Current assets	$59,812	$50,957	$48,762
Current liabilities	26,927	20,950	21,055
Net working capital	32,885	30,007	27,707
Net property, plant and equipment	14,027	14,118	14,523
Total assets	80,916	72,405	69,490
Total borrowings/long-term debt	6,940	7,588	9,147
Kewaunee Scientific Corporation Stockholders’ equity	$42,883	$38,242	$34,876

OTHER DATA:
Capital expenditures	$2,611	$2,187	$2,568
Year-end stockholders of record	154	153	162
Year-end full-time employees (Domestic)	549	487	470
Year-end full-time employees (International)	196	195	175

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

INTRODUCTION

Kewaunee Scientific Corporation is a recognized leader in the design, manufacture and installation of laboratory, healthcare and technical furniture products. The Company’s corporate headquarters are located in Statesville, North Carolina. Direct sales offices are located in the United States, India, Singapore, and China. Three manufacturing facilities are located in Statesville serving the domestic and international markets, and one manufacturing facility is located in Bangalore, India serving the local and Asian markets. The Company’s China headquarters and sales office are located in Shanghai, China. Kewaunee Scientific Corporation’s website is located at www.kewaunee.com.

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

CRITICAL ACCOUNTING POLICIES

In the ordinary course of business, we have made estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of our consolidated financial statements in conformity with generally accepted accounting principles in the United States of America. Actual results could differ significantly from those estimates. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations, and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Revenue Recognition

A portion of our product sales result from fixed-price construction contracts. In these instances, we are usually in the role of a subcontractor, but in some cases may enter into a contract directly with the end-user of the products. Our contract arrangements normally do not contain a general right of return relative to the delivered items. Sales resulting from fixed-price construction contracts are generated under multiple-element arrangements that require separate units of accounting and estimates regarding the fair value of individual elements. The Company has determined that its multiple-element arrangements that qualify as separate units of accounting are (1) product sales and (2) installation services. There is objective and reliable evidence of fair value for both the product sales and installation services, and allocation of arrangement consideration for each of these units is based on their relative fair values. Each of these elements represents individual units of accounting, as the delivered item has value to a customer on a stand-alone basis. The Company’s products are regularly sold on a stand-alone basis to customers which provides vendor-specific objective evidence of fair value. The fair value of installation services is separately calculated using expected costs of installation services. Many times the value of installation services is calculated using price quotations from subcontractors to the Company, who perform installation services on a stand-alone basis. Assuming all other criteria for revenue recognition have been met, we recognize revenue for product sales at the date of shipment. Product sales resulting from purchase orders involve a purchase order received by us from our dealers or our stocking distributor. This category includes product sales for standard products, as well as products which require some customization. These sales are recognized under the terms of the purchase order which generally are freight on board (“FOB”) shipping point and do not include rights of return. Accordingly, these sales are recognized at the time of shipment.

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

Pension Benefits

We sponsor pension plans covering all employees who met eligibility requirements as of April 30, 2005. These pension plans were amended as of April 30, 2005, no further benefits have been, or will be, earned under the plans subsequent to the amendment date, and no additional participants have been, or will be, added to the plans. Several statistical and other factors, which attempt to anticipate future events, are used in calculating the expense and liability related to the pension plans. These factors include assumptions about the discount rate used to calculate and determine benefit obligations and expected return on plan assets within certain guidelines. The actuarial assumptions used by us may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, or longer or shorter life spans of participants. These differences may significantly affect the amount of pension income or expense recorded by us in future periods.

Self-Insurance Reserves

The Company’s domestic operations are self-insured for workers compensation and health-care. The Company has purchased specific stop-loss insurance to limit claims above a certain amount. Estimated workers compensation losses were accrued during the fiscal year and are subject to retroactive loss adjustments. Estimated medical reserves were accrued for claims incurred but not reported (“IBNR”) using assumptions based upon historical loss experiences. The Company’s exposure reflected in the self-insurance reserves varies depending upon market conditions in the insurance industry, availability of cost-effective insurance coverage, and actual claims versus estimated future claims.

RESULTS OF OPERATIONS

Sales for fiscal year 2017 were $138.6 million, an increase of 8% from fiscal year 2016 sales of $128.7 million. Domestic sales for fiscal year 2017 were $113.1 million, an increase of 9.7% from fiscal year 2016 sales of $103.0 million. The increase in domestic sales was attributable to increased activity across our dealer and distribution networks as well as with end-users. International sales for fiscal year 2017 were $25.5 million, relatively unchanged from fiscal year 2016 sales of $25.6 million.

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

Our order backlog was $113.5 million at April 30, 2017, as compared to $100.5 million at April 30, 2016 and $90.1 million at April 30, 2015.

Gross profit represented 19.2%, 18.4% and 18.3% of sales in fiscal years 2017, 2016 and 2015, respectively. The increase in gross profit margin for fiscal year 2016 was primarily due to favorable operating leverage from higher volumes being produced and manufacturing productivity improvements.

Operating expenses were $20.1 million, $18.0 million and $16.5 million in fiscal years 2017, 2016 and 2015, respectively, and 14.5%, 14.0% and 13.9% of sales, respectively. The increase in operating expense dollars in fiscal year 2017 as compared to fiscal year 2016 is related primarily to increases in wages and benefits of $539,000, incentive compensation of $362,000, pension expense of $168,000, professional services of $261,000, sales and marketing of $297,000 and an increase of $667,000 in operating expense for the Company’s International operations, partially offset by decreases of bad debt expense of $37,000 and $678,000 of non-recurring expenses incurred in the prior fiscal year. The increase in operating expense dollars in fiscal year 2016 as compared to fiscal year 2015 resulted primarily from an increase in nonrecurring expenses of $679,000 related to the retirement and replacement of a key executive and an increase of $219,000 in incentive compensation, an increase of $269,000 in pension expense, and an increase of $276,000 in the operating expense of the Company’s International operations.

Other income was $496,000, $347,000 and $484,000 in fiscal years 2017, 2016 and 2015, respectively. The increase in other income in fiscal year 2017 was primarily due to an increase in interest income from cash on hand at the international subsidiaries. The decrease in other income in fiscal year 2016 was primarily due to a decrease in interest income earned from cash on hand at the international subsidiaries.

Interest expense was $292,000, $306,000 and $325,000 in fiscal years 2017, 2016 and 2015, respectively. The decreases in interest expense for fiscal years 2017 and 2016 were primarily due to lower levels of bank borrowings.

Income tax expense was $2,126,000, $1,862,000 and $1,745,000 in fiscal years 2017, 2016 and 2015, respectively, or 31.5%, 32.4% and 32.4% of pretax earnings, respectively. The effective tax rate for each of these years is lower than the statutory rate due to the favorable impact of tax rates for the Company’s international subsidiaries and the impact of state and federal tax credits.

Net earnings attributable to the noncontrolling interest related to our subsidiaries that are not 100% owned by the Company were $105,000, $75,000 and $111,000 for fiscal years 2017, 2016 and 2015, respectively. The changes in the net earnings attributable to the noncontrolling interest for each year were due to changes in the levels of net income of the subsidiaries.

Net earnings in fiscal year 2017 were $4,515,000, or $1.66 per diluted share. Net earnings in fiscal year 2016 were $3,802,000, or $1.42 per diluted share, and net earnings in fiscal year 2015 were $3,529,000, or $1.33 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity have historically been funds generated from operating activities, supplemented as needed by borrowings under our revolving credit facility. Additionally, certain machinery and equipment are financed by non-cancelable operating leases. We believe that these sources of funds will be sufficient to support ongoing business requirements, including capital expenditures, through fiscal year 2018.

At April 30, 2017, we had advances of $3.5 million and standby letters of credit aggregating $4.2 million outstanding under our unsecured $20 million revolving credit facility. See Note 3 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report for additional information concerning our credit facility. We did not have any off balance sheet arrangements at April 30, 2017.

The following table summarizes the cash payment obligations for our lease arrangements, long-term debt, and other non-current liabilities as of April 30, 2017:

PAYMENTS DUE BY PERIOD

($ in thousands)

Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	After 5 years
Operating Leases	$2,217	$1,191	$963	$63	$—
Long-term Debt	3,349	918	2,431	—	—

Total Contractual Cash Obligations	$5,566	$2,109	$3,394	$63	$—

Operating activities provided cash of $11.7 million in fiscal year 2017, primarily from operating earnings, a decrease in inventories, and increases in deferred revenue and accounts payable and other accrued expenses, partially offset by increases in receivables. The increase in cash and deferred revenue included a $4.4 million customer advance received at the end of the fiscal year in regard to a large international order. Operating activities provided cash of $7.3 million in fiscal year 2016, primarily from operating earnings, a decrease in receivables and an increase in accounts payable and accrued expenses, partially offset by an increase in inventories. Operating activities provided cash of $2.3 million in fiscal year 2015, primarily from operating earnings and an increase in accounts payable and other accrued expenses, partially offset by increases in receivables and inventories.

The Company’s financing activities used cash of $2,084,000 during fiscal year 2017 for repayment of short-term borrowings of $227,000, cash dividends of $1,570,000 paid to stockholders, and cash dividends of $56,000 paid to minority interest holders and repayment of long-term debt of $421,000. The Company’s financing activities used cash during fiscal year 2016 of $3.4 million primarily for cash dividends of $1,361,000 paid to stockholders, cash dividends of $75,000 paid to noncontrolling interest holders, repayments of short-term borrowings of $1,137,000, final installment payment of $888,000 toward the purchase of the noncontrolling interest in a subsidiary, and repayment of long-term debt of $422,000. The Company’s financing activities used cash during fiscal year 2015 of $743,000 primarily for cash dividends of $1,234,000 paid to stockholders, cash dividends of $38,000 paid to noncontrolling interest holders, an installment payment of $888,000 toward the purchase of the noncontrolling interest in a subsidiary, and repayment of long-term debt of $421,000, offset by an increase in short-term borrowings of $1,805,000. See Note 3 and Note 10 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report for additional information concerning our credit facility and the purchase of the noncontrolling interest in our subsidiary.

The majority of the April 30, 2017 accounts receivable balances are expected to be collected during the first quarter of fiscal year 2018, with the exception of retention amounts on fixed-price contracts which are collected when the entire construction project is completed and all retention funds are paid by the owner.

As discussed above, no further benefits have been, or will be, earned under our pension plans after April 30, 2005, and no additional participants have been, or will be, added to the plans. We estimate that contributions of $600,000 will be made to the plans in fiscal year 2018. We made contributions of $555,000 and $64,000 to the plans in fiscal years 2017 and 2016, respectively.

Capital expenditures were $2.6 million, $2.2 million and $2.6 million in fiscal years 2017, 2016 and 2015, respectively. Capital expenditures in fiscal year 2017 were funded primarily from operations. Fiscal year 2018 capital expenditures are anticipated to be approximately $3.3 million, with the majority of these expenditures for manufacturing equipment and facilities improvements. The fiscal year 2018 expenditures are expected to be funded primarily by operating activities, supplemented as needed by borrowings under our revolving credit facility.

Working capital was $32.9 million at April 30, 2017, up from $30.0 million at April 30, 2016, and the ratio of current assets to current liabilities was 2.2-to-1.0 at April 30, 2017 and 2.4-to-1.0 at April 30, 2016. The increase in working capital for fiscal year 2017 was primarily due to the increase in cash and receivables, partially offset by the decrease in inventories.

We paid cash dividends of $0.58 per share in fiscal year 2017. We paid cash dividends of $0.51 and $0.47 per share in fiscal years 2016 and 2015, respectively. We expect to pay dividends in the future in line with our actual and anticipated future operating results.

RECENT ACCOUNTING STANDARDS

New Accounting Standards In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). This update outlines a new comprehensive revenue recognition model that supersedes most current revenue recognition guidance and requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The FASB has issued several updates and/or practical expedients to ASU 2014-09. ASU 2014-09 and the subsequent updates and/or practical expedients to the standard will be effective for the Company during the first quarter of our fiscal year 2019 and we do not plan to early adopt. ASU 2014-09 provides two methods of adopting the standard: using either a full retrospective approach or modified retrospective approach. We expect to elect the modified retrospective approach of adopting the standard. We have conducted a preliminary assessment of how ASU 2014-09 is likely to affect us, identifying the Company’s revenue streams and performance obligations. Our contracts with customers currently may be for single performance obligations or for multiple performance obligations. Based on our preliminary assessment, we do not believe the new standard materially changes our accounting policy for these types of performance obligations. We have also evaluated the impact the new standard will have on our existing policies, contracts, accounting processes, internal controls, reporting systems and disclosure processes and are in the process of identifying improvements and or enhancements that we will make to the aforementioned in preparing to comply with the new guidance. We continue to evaluate the implications of the new guidance and at this time do not believe the adoption of ASU 2014-09 will have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements-Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which requires management to evaluate whether there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, and requires related footnote disclosures. This guidance was effective for fiscal years, and interim periods within those years, ending after December 15, 2016. The Company adopted this standard effective May 1, 2016. The adoption of this standard did not have a significant impact on the Company’s consolidated financial position or results of operations.

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs.” This guidance requires that debt issuance costs related to a recognized liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The Company adopted this standard effective May 1, 2016. The adoption of this standard did not have a significant impact on the Company’s consolidated financial position or results of operations.

In July 2015, the FASB issued ASU 2015-11, “Inventory – Simplifying the Measurement of Inventory.” This guidance changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. Net realizable value is defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company adopted this standard effective May 1, 2017. The Company does not expect the adoption of this standard to have a significant impact on the Company’s consolidated financial position or results of operations.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes – Balance Sheet Classification of Deferred Taxes.” This guidance eliminates the requirement to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. Instead, the update requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted prospectively or retrospectively. The Company early adopted this guidance prospectively beginning with the Consolidated Balance Sheet at April 30, 2016. Prior periods were not retrospectively adjusted.

In February 2016, the FASB issued ASU 2016-2, “Leases.” This guidance establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company will adopt this standard in fiscal year 2020. The Company has not yet determined the effect, if any, that the adoption of this standard will have on the Company’s financial position or results of operations.

In March 2016, the FASB issued ASU 2016-9, “Stock Compensation – Improvements to Employee Share-Based Payment Accounting.” This guidance simplifies various aspects related to how share-based payments are accounted for and presented in the financial statements. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company adopted this standard effective May 1, 2017. The Company does not expect the adoption of this standard to have a significant impact on the Company’s consolidated financial position or results of operations.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments,” which replaces the current incurred loss method used for determining credit losses on financial assets, including trade receivables, with an expected credit loss method. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. The Company will adopt this standard in fiscal year 2021. The Company does not expect the adoption of this standard to have a significant impact on the Company’s consolidated financial position or results of operations.

In August 2016, the FASB issued ASU 2016-15, “Cash Flow Classification of Certain Cash Receipts and Cash Payments,” which clarifies guidance on classification of certain transactions in the statement of cash flows, including classification of debt prepayments, debt extinguishment costs and contingent consideration payments after a business combination. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company will adopt this standard in fiscal year 2019. The Company does not expect the adoption of this standard to have a significant impact on the Company’s consolidated financial position or results of operations.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows – Restricted Cash,” which requires that the statement of cash flows reconcile the change during the period in total cash, cash equivalents and restricted cash. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company will adopt this standard in fiscal year 2019. The Company does not expect the adoption of this standard to have a significant impact on the Company’s consolidated financial position or results of operations

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. The Company will adopt this standard in fiscal year 2021. The Company does not expect the adoption of this standard to have a significant impact on the Company’s consolidated financial position or results of operations.

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits – Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which requires that the service cost component of net periodic pension cost is presented in the same line as other compensation costs arising from services rendered by the respective employees during the year. The other components of net periodic pension cost are required to be presented in the income statement separately from the service cost component and outside of earnings from operations. This guidance allows for the service cost component to be eligible for capitalization when applicable. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company will adopt this standard in fiscal year 2019. The Company does not expect the adoption of this standard to have a significant impact on the Company’s consolidated financial position or results of operations.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in the area of interest rates. This exposure is associated with advances outstanding under our bank line of credit and certain lease obligations for production machinery, all of which are priced on a floating rate basis. Advances outstanding under the bank line of credit were $3.5 million at April 30, 2017. In May 2013, the Company entered into an interest rate swap agreement whereby the interest rate payable by the Company on $3,450,000 of outstanding long-term debt was effectively converted to a fixed interest rate of 4.875% for the period beginning May 1, 2013 and ending August 1, 2017. In May 2013, the Company entered into an interest rate swap agreement whereby the interest rate payable by the Company on $2,600,000 of outstanding long-term debt was effectively converted to a fixed interest rate of 4.37% for the period beginning August 1, 2017 and ending May 1, 2020. In May 2013, the Company entered into an interest rate swap agreement whereby the interest rate payable by the Company on $1,218,000 of outstanding long-term debt was effectively converted to a fixed interest rate of 3.07% for the period beginning November 3, 2014 and ending May 1, 2020. We believe that our exposure to market risk is not material.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS

OF KEWAUNEE SCIENTIFIC CORPORATION

STATESVILLE, NORTH CAROLINA

We have audited the accompanying consolidated balance sheet of Kewaunee Scientific Corporation and subsidiaries as of April 30, 2017 and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the year ended April 30, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kewaunee Scientific Corporation and subsidiaries at April 30, 2017 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Charlotte, North Carolina

July 21, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS

OF KEWAUNEE SCIENTIFIC CORPORATION

STATESVILLE, NORTH CAROLINA

We have audited the accompanying consolidated balance sheet of Kewaunee Scientific Corporation and subsidiaries (the “Company”) as of April 30, 2016, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the years ended April 30, 2016 and 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of April 30, 2016, and the consolidated results of their operations and their cash flows for the years ended April 30, 2016 and 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ CHERRY BEKAERT LLP
Charlotte, North Carolina

July 21, 2016

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended April 30	Kewaunee Scientific Corporation

$ and shares in thousands, except per share amounts	2017	2016	2015

Net sales	$138,558	$128,626	$118,828
Costs of products sold	111,951	104,918	97,062

Gross profit	26,607	23,708	21,766
Operating expenses	20,065	18,010	16,540

Operating earnings	6,542	5,698	5,226
Other income, net	496	347	484
Interest expense	(292)	(306)	(325)

Earnings before income taxes	6,746	5,739	5,385
Income tax expense	2,126	1,862	1,745

Net earnings	4,620	3,877	3,640
Less: net earnings attributable to the noncontrolling interest	105	75	111

Net earnings attributable to Kewaunee Scientific Corporation	$4,515	$3,802	$3,529

Net earnings per share attributable to Kewaunee Scientific Corporation stockholders
Basic	$1.67	$1.43	$1.34
Diluted	$1.66	$1.42	$1.33

Weighted average number of common shares outstanding
Basic	2,705	2,667	2,626
Diluted	2,726	2,687	2,658

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended April 30	Kewaunee Scientific Corporation

$ in thousands	2017	2016	2015

Net earnings	$4,620	$3,877	$3,640
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	231	(217)	(346)
Change in unrecognized actuarial loss on pension obligations	1,012	448	(1,266)
Change in fair value of cash flow hedges	64	23	5

Comprehensive income, net of tax	5,927	4,131	2,033
Less comprehensive income attributable to the noncontrolling interest	105	75	111

Total comprehensive income attributable to Kewaunee Scientific Corporation	$5,822	$4,056	$1,922

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Kewaunee Scientific Corporation

$ in thousands, except shares and per share amounts	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at April 30, 2014	$6,557	$1,642	$(57)	$32,090	$(6,273)	$33,959

Net earnings attributable to Kewaunee Scientific Corporation	—	—	—	3,529	—	3,529
Other comprehensive loss	—	—	—	—	(1,607)	(1,607)
Cash dividends paid, $0.47 per share	—	—	—	(1,234)	—	(1,234)
Stock options exercised, 29,075 shares	26	3	25	—	—	54
Stock based compensation	—	196	—	—	—	196
Purchase of treasury stock, 1,159 shares	—	—	(21)	—	—	(21)

Balance at April 30, 2015	6,583	1,841	(53)	34,385	(7,880)	34,876

Net earnings attributable to Kewaunee Scientific Corporation	—	—	—	3,802	—	3,802
Other comprehensive income	—	—	—	—	254	254
Cash dividends paid, $0.51 per share	—	—	—	(1,361)	—	(1,361)
Stock options exercised, 84,000 shares	137	342	—	—	—	479
Stock based compensation	—	192	—	—	—	192

Balance at April 30, 2016	6,720	2,375	(53)	36,826	(7,626)	38,242

Net earnings attributable to Kewaunee Scientific Corporation	—	—	—	4,515	—	4,515
Other comprehensive income	—	—	—	—	1,307	1,307
Cash dividends paid, $0.58 per share	—	—	—	(1,570)	—	(1,570)
Stock options exercised, 50,075 shares	69	121	—	—	—	190
Stock based compensation	—	199	—	—	—	199

Balance at April 30, 2017	$6,789	$2,695	$(53)	$39,771	$(6,319)	$42,883

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

April 30	Kewaunee Scientific Corporation

$ and shares in thousands, except per share amounts	2017	2016

ASSETS
Current Assets
Cash and cash equivalents	$12,506	$5,222
Restricted cash	1,435	1,567
Receivables, less allowance: $191 (2017); $202 (2016)	29,889	27,835
Inventories	14,935	15,626
Prepaid expenses and other current assets	1,047	707

Total Current Assets	59,812	50,957

Property, Plant and Equipment, Net	14,027	14,118

Other Assets
Deferred income taxes	3,158	3,392
Other	3,919	3,938

Total Other Assets	7,077	7,330

Total Assets	$80,916	$72,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings and interest rate swaps	$3,591	$3,818
Current portion of long-term debt	918	421
Accounts payable	11,995	11,722
Employee compensation and amounts withheld	2,765	2,333
Deferred revenue	5,806	785
Other accrued expenses	1,852	1,871

Total Current Liabilities	26,927	20,950
Long-term debt	2,431	3,349
Accrued pension and deferred compensation costs	8,301	9,554

Total Liabilities	37,659	33,853

Commitments and Contingencies (Note 7)
Stockholders’ Equity
Common stock, $2.50 par value, Authorized – 5,000 shares; Issued – 2,715 shares (2017); 2,688 shares; (2016); Outstanding – 2,712 shares (2017); 2,685 shares (2016);	6,789	6,720
Additional paid-in-capital	2,695	2,375
Retained earnings	39,771	36,826
Accumulated other comprehensive loss	(6,319)	(7,626)
Common stock in treasury, at cost: 3 shares	(53)	(53)

Total Kewaunee Scientific Corporation Stockholders’ Equity	42,883	38,242
Noncontrolling Interest	374	310

Total Equity	43,257	38,552

Total Liabilities and Stockholders’ Equity	$80,916	$72,405

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended April 30	Kewaunee Scientific Corporation

$ in thousands	2017	2016	2015

Cash Flows from Operating Activities
Net earnings	$4,620	$3,877	$3,640
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	2,702	2,592	2,615
Bad debt provision	37	74	55
Stock based compensation expense	199	192	196
Provision (benefit) for deferred income tax expense	234	(335)	(513)
Change in assets and liabilities:
(Increase) decrease in receivables	(2,091)	1,197	(5,688)
(Decrease) increase in inventories	691	(2,881)	(807)
Increase in accounts payable and other accrued expenses	686	1,351	3,008
Increase in deferred revenue	5,021	569	79
Other, net	(437)	635	(294)

Net cash provided by operating activities	11,662	7,271	2,291

Cash Flows from Investing Activities
Capital expenditures	(2,611)	(2,187)	(2,568)
Decrease (increase) in restricted cash	132	709	(1,908)

Net cash used in investing activities	(2,479)	(1,478)	(4,476)

Cash Flows from Financing Activities
Dividends paid	(1,570)	(1,361)	(1,234)
Dividends paid to noncontrolling interest in subsidiaries	(56)	(75)	(38)
(Decrease) increase in short-term borrowings and interest rate swaps, net	(227)	(1,137)	1,805
Payment toward purchase of noncontrolling interest in subsidiary	—	(888)	(888)
Payments on long-term debt	(421)	(422)	(421)
Net proceeds from exercise of stock options (including tax benefit)	190	479	33

Net cash used in financing activities	(2,084)	(3,404)	(743)

Effect of exchange rate changes on cash, net	185	(211)	(276)

Increase (Decrease) in Cash and Cash Equivalents	7,284	2,178	(3,204)
Cash and Cash Equivalents at Beginning of Year	5,222	3,044	6,248

Cash and Cash Equivalents at End of Year	$12,506	$5,222	$3,044

Supplemental Disclosure of Cash Flow Information
Interest paid	$292	$306	$323
Income taxes paid	$2,618	$2,387	$1,873

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

Principles of Consolidation The Company’s consolidated financial statements include the accounts of Kewaunee Scientific Corporation and its five international subsidiaries. A brief description of each subsidiary, along with the amount of the Company’s controlling financial interests, is as follows: (1) Kewaunee Labway Asia Pte. Ltd., a dealer for the Company’s products in Singapore, is 100% owned by the Company; (2) Kewaunee Labway India Pvt. Ltd., a dealer for the Company’s products in Bangalore, India, is 90% owned by the Company; (3) Kewaunee Scientific Corporation India Pvt. Ltd. in Bangalore, India, a manufacturing and assembly operation, is 100% owned by the Company; (4) Kewaunee Scientific Corporation Singapore Pte. Ltd., a holding company in Singapore, is 100% owned by the Company; and (5) Kewaunee Scientific (Suzhou) Co., Ltd., a dealer operation for the Company’s products in China, is 100% owned by the Company. All intercompany balances, transactions, and profits have been eliminated. Included in the consolidated financial statements are net assets of $12,268,000 and $12,298,000 at April 30, 2017 and 2016, respectively, of the Company’s subsidiaries. Net sales by the Company’s subsidiaries in the amount of $25,477,000, $25,579,000, and $25,730,000 were included in the consolidated statements of operations for fiscal years 2017, 2016, and 2015, respectively.

Cash and Cash Equivalents Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less. During the years ended April 30, 2017 and 2016, the Company had cash deposits in excess of FDIC insured limits. The Company has not experienced any losses from such deposits.

Restricted Cash Restricted cash includes bank deposits of subsidiaries used for performance guarantees against customer orders.

Accounts Receivable and Allowance for Doubtful Accounts Accounts receivable are stated at the amount owed by the customer, net of allowances for estimated doubtful accounts. The Company evaluates the collectability of its trade accounts receivables based on a number of factors. In circumstances where management is aware of a customer’s inability to meet its financial obligations to the Company, or a project dispute makes it unlikely that all of the receivable owed by a customer will be collected, a specific reserve for bad debts is estimated and recorded to reduce the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, a general reserve for bad debts is estimated and recorded based on past loss history and an overall assessment of past due trade accounts receivable amounts outstanding. Accounts are written off when it is clearly established that the receivable is a bad debt. Recoveries of receivables previously written off are recorded when received. The activity in the allowance for doubtful accounts for each of the three years ended April 30 was:

$ in thousands	2017	2016	2015
Balance at beginning of year	$202	$171	$229
Bad debt provision	37	74	55
Doubtful accounts written off (net)	(48)	(43)	(113)

Balance at end of year	$191	$202	$171

Unbilled Receivables Unbilled receivables represent amounts earned which have not yet been billed in accordance with contractually stated billing terms. The amount of unbilled receivables at April 30, 2017 and 2016 was $450,000 and $323,000, respectively.

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

$ in thousands	2017	2016	Useful Life
Land	$41	$41	N/A
Building and improvements	15,892	15,638	10-40 years
Machinery and equipment	35,635	34,249	5-10 years

Total	51,568	49,928
Less accumulated depreciation	(37,541)	(35,810)

Net property, plant and equipment	$14,027	$14,118

Management reviews the carrying value of property, plant and equipment for impairment whenever changes in circumstances or events indicate that such carrying value may not be recoverable. If projected undiscounted cash flows are not sufficient to recover the carrying value of the potentially impaired asset, the carrying value is reduced to estimated fair value. There were no impairments in fiscal years 2017, 2016, or 2015.

Other Assets Other assets at April 30, 2017 and 2016 included $3,748,000 and $3,867,000, respectively, of assets held in a trust account for non-qualified benefit plans and $75,000 and $62,000, respectively, of cash surrender values of life insurance policies. Life insurance policies are recorded at the amount that could be realized under the insurance contract as of the date of the Company’s consolidated balance sheet with the change in cash surrender or contract value being recorded as income or expense during each period.

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

Fair Value of Financial Instruments A financial instrument is defined as cash equivalents, evidence of an ownership interest in an entity, or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from another party. The Company’s financial instruments consist primarily of cash and equivalents, mutual funds, cash surrender value of life insurance policies, term loans and short-term borrowings. The carrying value of these assets and liabilities approximate their fair value.

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

The following tables summarize the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring and nonrecurring basis as of April 30, 2017 and 2016 (in thousands):

	2017
Financial Assets	Level 1	Level 2	Level 3	Total
Trading securities held in non-qualified compensation plans (1)	$3,748	$—	$—	$3,748
Cash surrender value of life insurance policies (1)	—	75	—	75

Total	$3,748	$75	$—	$3,823

Financial Liabilities
Non-qualified compensation plans (2)	$—	$4,186	$—	$4,186
Interest rate swap derivatives	—	62	—	62

Total	$—	$4,248	$—	$4,248

	2016
Financial Assets	Level 1	Level 2	Level 3	Total
Trading securities held in non-qualified compensation plans (1)	$3,867	$—	$—	$3,867
Cash surrender value of life insurance policies (1)	—	62	—	62

Total	$3,867	$62	$—	$3,929

Financial Liabilities
Non-qualified compensation plans (2)	$—	$4,215	$—	$4,215
Interest rate swap derivatives	—	166	—	166

Total	$—	$4,381	$—	$4,381

(1)	The Company maintains two non-qualified compensation plans which include investment assets in a rabbi trust. These assets consist of marketable securities, which are valued using quoted market prices multiplied by the number of shares owned, and life insurance policies, which are valued at their cash surrender value.
(2)	Plan liabilities are equal to the individual participants’ account balances and other earned retirement benefits.

Revenue Recognition Product sales and installation revenue are recognized when all of the following criteria have been met: (1) products have been shipped, or customers have purchased and accepted title to the goods, but because of construction delays, have requested that the Company temporarily store the finished goods on the customer’s behalf; service revenue for installation of products sold is recognized as the installation services are performed, (2) persuasive evidence of an arrangement exists, (3) the price to the customer is fixed, and (4) collectability is reasonably assured. The Company utilizes either the percentage of completion or completed contract method based on facts and circumstances of individual contracts.

Deferred revenue consists of customer deposits and advance billings of the Company’s products where sales have not yet been recognized. Accounts receivable includes retainage in the amounts of $2,839,000 and $1,562,000 at April 30, 2017 and 2016, respectively. Shipping and handling costs are included in cost of product sales. Because of the nature and quality of the Company’s products, any warranty issues are determined in a relatively short period after the sale and are infrequent in nature, and as such, warranty costs are immaterial to the Company’s consolidated financial position and results of operations and are expensed as incurred.

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

Product sales resulting from purchase orders involve a purchase order received by the Company from its dealers or stocking distributor. This category includes product sales for standard products, as well as products which require some customization. Any customization requirements are approved by the customer prior to manufacture of the customized product. Sales from purchase orders are recognized under the terms of the purchase order which generally are freight on board (“FOB”) shipping point and do not include rights of return. Accordingly, these sales are recognized at the time of shipment.

Credit Concentration Credit risk is generally not concentrated with any one customer or industry, although the Company does enter into large contracts with individual customers from time to time. The Company performs credit evaluations of its customers. Revenues from three of the Company’s domestic dealers represented in the aggregate approximately 38%, 40%, and 36% of the Company’s sales in fiscal years 2017, 2016, and 2015, respectively. Accounts receivable for two domestic customers represented approximately 25% and 24% of the Company’s total accounts receivable as of April 30, 2017 and 2016, respectively.

Insurance Effective January 1, 2016, the Company moved from a fully-insured health care program to a self-insured program. The Company accrues estimated losses for claims incurred but not reported (“IBNR”) using actuarial models and assumptions based on historical loss experience. The Company has also purchased specific stop-loss insurance to limit claims above a certain amount. The Company adjusts insurance reserves, as needed, in the event that future loss experience differs from historical loss patterns.

Income Taxes In accordance with ASC 740, “Income Taxes,” the Company uses the liability method in measuring the provision for income taxes and recognizing deferred tax assets and liabilities on the balance sheet. Provision has not been made for income taxes on unremitted earnings of foreign subsidiaries as these earnings are deemed to be permanently reinvested. ASC 740 clarifies the financial statement recognition threshold and measurement attribute of a tax position taken or expected to be taken in a tax return. Under ASC 740, the Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC 740 only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. The Company did not have any significant uncertain tax positions at April 30, 2017 and 2016. The Company early adopted ASU 2015-17, “Balance Sheet Classification of Deferred Taxes” in fiscal year 2016 and applied prospective treatment of the standard. Prior periods were not retrospectively adjusted.

Research and Development Costs Research and development costs are charged to cost of products sold in the periods incurred. Expenditures for research and development costs were $1,163,000, $1,167,000, and $936,000 for the fiscal years ended April 30, 2017, 2016 and 2015, respectively.

Advertising Costs Advertising costs are expensed as incurred, and include trade shows, training materials, sales, samples, and other related expenses. Advertising costs for the years ended April 30, 2017, 2016 and 2015 were $352,000, $311,000, and $404,000, respectively.

Derivative Financial Instruments The Company records derivatives on the consolidated balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The nature of the Company’s business activities involves the management of various financial and market risks, including those related to changes in interest rates. The Company does not enter into derivative instruments for speculative purposes. In May 2013, the Company entered into an interest rate swap agreement whereby the interest rate payable by the Company on $3,450,000 of outstanding long-term debt was effectively converted to a fixed interest rate of 4.875% for the period beginning May 1, 2013 and ending August 1, 2017. In May 2013, the Company entered into an interest rate swap agreement whereby the interest rate payable by the Company on $2,600,000 of outstanding long-term debt was effectively converted to a fixed interest rate of 4.37% for the period beginning August 1, 2017 and ending May 1, 2020. In May 2013, the Company entered into an interest rate swap agreement whereby the interest rate payable by the Company on $1,218,000 of outstanding long-term debt was effectively converted to a fixed interest rate of 3.07% for the period beginning November 3, 2014 and ending May 1, 2020. The Company entered into these interest rate swap arrangements to mitigate future interest rate risk associated with its long-term debt and has designated these as cash flow hedges. (See Note 3)

Foreign Currency Translation The financial statements of subsidiaries located outside the United States are measured using the local currency as the functional currency. Assets and liabilities of the Company’s foreign subsidiaries are translated into United

States dollars at fiscal year-end exchange rates. Sales, expenses, and cash flows are translated at weighted average exchange rates for each period. Net translation gains or losses are included in other comprehensive income, a separate component of stockholders’ equity. The Company does not provide for U.S. income taxes on foreign currency translation adjustments, since it does not provide for taxes on undistributed earnings of foreign subsidiaries. Gains and losses from foreign currency transactions of these subsidiaries are included in operating expenses.

Earnings Per Share Basic earnings per share is based on the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the assumed exercise and conversion of outstanding options under the Company’s stock option plans, except when options have an antidilutive effect. Options to purchase 39,200, 110,100 and 80,800 shares at April 30, 2017, 2016 and 2015, respectively were not included in the computation of diluted earnings per share, because the option exercise prices were greater than the average market price of the common shares at that date, and accordingly such options would have an antidilutive effect.

The following is a reconciliation of basic to diluted weighted average common shares outstanding:

Shares in thousands	2017	2016	2015
Weighted average common shares outstanding
Basic	2,705	2,667	2,626
Dilutive effect of stock options	21	20	32

Weighted average common shares outstanding—diluted	2,726	2,687	2,658

Accounting for Stock Options Compensation costs related to stock options granted by the Company are charged against operating expenses during their vesting period, under ASC 718, “Compensation – Stock Compensation”. The Company granted stock options for 45,200, 40,200, and 45,800 shares during fiscal years 2017, 2016, and 2015, respectively. (See Note 5)

New Accounting Standards In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). This update outlines a new comprehensive revenue recognition model that supersedes most current revenue recognition guidance and requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The FASB has issued several updates and/or practical expedients to ASU 2014-09. ASU 2014-09 and the subsequent updates and/or practical expedients to the standard will be effective for the Company during the first quarter of our fiscal year 2019 and we do not plan to early adopt. ASU 2014-09 provides two methods of adopting the standard: using either a full retrospective approach or modified retrospective approach. We expect to elect the modified retrospective approach of adopting the standard. We have conducted a preliminary assessment of how ASU 2014-09 is likely to affect us, identifying the Company’s revenue streams and performance obligations. Our contracts with customers currently may be for single performance obligations or for multiple performance obligations. Based on our preliminary assessment, we do not believe the new standard materially changes our accounting policy for these types of performance obligations. We have also evaluated the impact the new standard will have on our existing policies, contracts, accounting processes, internal controls, reporting systems and disclosure processes and are in the process of identifying improvements and or enhancements that we will make to the aforementioned in preparing to comply with the new guidance. We continue to evaluate the implications of the new guidance and at this time do not believe the adoption of ASU 2014-09 will have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements-Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which requires management to evaluate whether there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, and requires related footnote disclosures. This guidance was effective for fiscal years, and interim periods within those years, ending after December 15, 2016. The Company adopted this standard effective May 1, 2016. The adoption of this standard did not have a significant impact on the Company’s consolidated financial position or results of operations.

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs.” This guidance requires that debt issuance costs related to a recognized liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The Company adopted this standard effective May 1, 2016. The adoption of this standard did not have a significant impact on the Company’s consolidated financial position or results of operations.

In July 2015, the FASB issued ASU 2015-11, “Inventory – Simplifying the Measurement of Inventory.” This guidance changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. Net realizable value is defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company adopted this standard effective May 1, 2017. The Company does not expect the adoption of this standard to have a significant impact on the Company’s consolidated financial position or results of operations.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes – Balance Sheet Classification of Deferred Taxes.” This guidance eliminates the requirement to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. Instead, the update requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted prospectively or retrospectively. The Company early adopted this guidance prospectively beginning with the Consolidated Balance Sheet at April 30, 2016. Prior periods were not retrospectively adjusted.

In February 2016, the FASB issued ASU 2016-2, “Leases.” This guidance establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company will adopt this standard in fiscal year 2020. The Company has not yet determined the effect, if any, that the adoption of this standard will have on the Company’s financial position or results of operations.

In March 2016, the FASB issued ASU 2016-9, “Stock Compensation – Improvements to Employee Share-Based Payment Accounting.” This guidance simplifies various aspects related to how share-based payments are accounted for and presented in the financial statements. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company adopted this standard effective May 1, 2017. The Company does not expect the adoption of this standard to have a significant impact on the Company’s consolidated financial position or results of operations.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments,” which replaces the current incurred loss method used for determining credit losses on financial assets, including trade receivables, with an expected credit loss method. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. The Company will adopt this standard in fiscal year 2021. The Company does not expect the adoption of this standard to have a significant impact on the Company’s consolidated financial position or results of operations.

In August 2016, the FASB issued ASU 2016-15, “Cash Flow Classification of Certain Cash Receipts and Cash Payments,” which clarifies guidance on classification of certain transactions in the statement of cash flows, including classification of debt prepayments, debt extinguishment costs and contingent consideration payments after a business combination. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company will adopt this standard in fiscal year 2019. The Company does not expect the adoption of this standard to have a significant impact on the Company’s consolidated financial position or results of operations.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows – Restricted Cash,” which requires that the statement of cash flows reconcile the change during the period in total cash, cash equivalents and restricted cash. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company will adopt this standard in fiscal year 2019. The Company does not expect the adoption of this standard to have a significant impact on the Company’s consolidated financial position or results of operations

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. The Company will adopt this standard in fiscal year 2021. The Company does not expect the adoption of this standard to have a significant impact on the Company’s consolidated financial position or results of operations.

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits – Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which requires that the service cost component of net periodic pension cost is presented in the same line as other compensation costs arising from services rendered by the respective employees during the year. The other components of net periodic pension cost are required to be presented in the income statement separately from the service cost component and outside of earnings from operations. This guidance allows for the service cost component to be eligible for capitalization when applicable. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company will adopt this standard in fiscal year 2019. The Company does not expect the adoption of this standard to have a significant impact on the Company’s consolidated financial position or results of operations.

Note 2—Inventories

Inventories consisted of the following at April 30:

$ in thousands	2017	2016
Finished goods	$3,179	$3,707
Work-in-process	1,950	1,889
Materials and components	9,806	10,030

Total inventories	$14,935	$15,626

At April 30, 2017 and 2016, the Company’s international subsidiaries’ inventories were $2,205,000 and $2,253,000, respectively, measured using the first-in, first-out (“FIFO”) method. If all of the Company’s inventories had been determined using the FIFO method at April 30, 2017 and 2016, reported inventories would have been $748,000 and $714,000 greater, respectively. During fiscal year 2017, the LIFO index was higher than 100% due to higher prices for certain raw materials. This increase resulted in the addition of LIFO inventory quantities carried at lower costs prevailing in prior years as compared to the cost of purchases in fiscal year 2016, the effect of which increased the costs of product sales by $14,000. During fiscal year 2016, the LIFO index was lower than 100% due to lower prices for certain raw materials. This decrease resulted in the liquidation of LIFO inventory quantities carried at higher costs prevailing in fiscal year 2016 as compared to the cost of purchases in the fiscal year 2015, the effect of which decreased the cost of product sales by $336,000.

Note 3—Long-term Debt and Other Credit Arrangements

On May 6, 2013, the Company entered into a credit and security agreement (the “Loan Agreement”) with a new lender consisting of (1) a $20 million revolving credit facility (“Line of Credit”) which originally matured on May 1, 2016 and was extended to May 1, 2018 on June 3, 2015, (2) a term loan in the amount of $3,450,000 which matures on May 1, 2020 (“Term Loan A”) and (3) a term loan in the amount of $1,550,000 which matures on May 1, 2020 (Term Loan B and together with Term Loan A, the “Term Loans”). The Loan Agreement provided funds to refinance all existing indebtedness to the Company’s previous lender and for working capital and other general corporate purposes. In addition, the credit facility provided a sub-line for the issuance of up to $6.5 million of letters of credit at April 30, 2017 and April 30, 2016.

At April 30, 2017, there were advances of $3.5 million and $4.2 million in letters of credit outstanding, leaving $12.3 million available under the Line of Credit. The borrowing rate under the Line of Credit at that date was 2.5%. Monthly interest payments under the Line of Credit were payable at the Daily One Month LIBOR interest rate plus 1.5% per annum. Payments are due under Term Loan A in consecutive equal monthly principal payments in the amount of $17,000 until August 1, 2017, and then in consecutive equal monthly principal payments in the amount of $79,000 each, commencing on September 1, 2017 and continuing on the first business day of each month thereafter until May 1, 2020, and at that time, all principal, accrued unpaid interest and other charges outstanding under Term Loan A shall be due and payable in full. The interest rate on Term Loan A, after consideration of related interest rate swap agreements, is a fixed rate per annum equal to 4.875%, and effective August 1, 2017, such rate converts to a fixed rate per annum of 4.37%. Payments are due under Term Loan B in consecutive equal monthly principal payments in the amount of $18,000 until May 1, 2020, and at that time, all principal, accrued unpaid interest and other charges outstanding under Term Loan B shall be due and payable in full. The interest rate on Term Loan B, after consideration of the related interest rate swap agreement, effective November 3, 2014, converted to a fixed rate per annum of 3.07%. Scheduled annual principal payments for the term loans are $918,000, $1,167,000 and $1,264,000 for fiscal years 2018, 2019 and 2020, respectively. Term Loan A and Term Loan B are secured by liens against certain machinery and equipment.

At April 30, 2017, there were bank guarantees issued by foreign banks outstanding to customers in the amount of $1,403,000, $112,000 and $117,000 with expiration dates in fiscal years 2018, 2019 and 2020, respectively, collateralized by a $4.0 million letter of credit under the Line of Credit and certain assets of the Company’s subsidiaries in India. The Loan Agreement includes financial covenants with respect to certain ratios, including (a) debt-to-net worth, (b) fixed charge coverage, and (c) asset coverage. At April 30, 2017, the Company was in compliance with all of the financial covenants.

At April 30, 2016, there were advances of $3.6 million and $4.2 million in letters of credit outstanding under the Line of Credit. The borrowing rate at that date was 2.0%. At April 30, 2016, there were foreign bank guarantees outstanding to customers in the amount of $3,686,000 and $478,000 with expiration dates in fiscal years 2017 and 2018, respectively. At April 30, 2016, the Company was in compliance with all of the financial covenants.

Amounts outstanding under the term loans were as follows as of April 30:

$ in thousands	2017	2016
Term Loan A payable	$2,667	$2,866
Term Loan B payable	682	904
Less: current portion	(918)	(421)

Long-term debt	$2,431	$3,349

Note 4—Income Taxes

Income tax expense consisted of the following:

$ in thousands	2017	2016	2015
Current tax expense:
Federal	$891	$974	$759
State and local	120	117	151
Foreign	1,467	1,122	1,348

Total current tax expense	2,478	2,213	2,258

Deferred tax expense (benefit):
Federal	(108)	(431)	(187)
State and local	24	98	(70)
Foreign	(268)	(18)	(256)

Total deferred tax benefit	(352)	(351)	(513)

Net income tax expense	$2,126	$1,862	$1,745

The reasons for the differences between the above net income tax expense and the amounts computed by applying the statutory federal income tax rate to earnings before income taxes are as follows:

$ in thousands	2017	2016	2015
Income tax expense at statutory rate	$2,294	$1,952	$1,831
State and local taxes, net of federal income tax benefit (expense)	100	102	97
Tax credits (state, net of federal benefit)	(110)	(407)	(157)
Effects of differing US and foreign tax rates	(7)	173	47
Increase (decrease) in valuation allowance	82	(10)	(40)
Other items, net	(233)	52	(33)

Net income tax expense	$2,126	$1,862	$1,745

Significant items comprising deferred tax assets and liabilities as of April 30 were as follows:

$ in thousands	2017	2016
Deferred tax assets:
Accrued employee benefit expenses	$549	$529
Allowance for doubtful accounts	67	74
Deferred compensation	1,792	1,753
Tax credits	208	224
Unrecognized actuarial loss, defined benefit plans	3,223	3,850
Inventory Reserves	360	118
Net operating loss carryforwards	224	—
Other	113	353

Total deferred tax assets	6,536	6,901

Deferred tax liabilities:
Book basis in excess of tax basis of property, plant and equipment	(1,600)	(1,655)
Prepaid pension	(1,696)	(1,854)

Total deferred tax liabilities	(3,296)	(3,509)

Less: valuation allowance	(82)	—

Net deferred tax assets	$3,158	$3,392

Deferred tax assets classified in the balance sheet:
Non-current	3,158	3,392

Net deferred tax assets (liabilities)	$3,158	$3,392

Unremitted earnings of subsidiaries outside the United States are considered to be reinvested indefinitely at April 30, 2017. It is not practicable to determine the deferred tax liability for temporary differences related to those unremitted earnings. At April 30, 2017, the Company had state tax credit carryforwards in the amount of $208,000, net of federal benefit, expiring beginning in 2018. At April 30, 2017, the Company had $1,049,000 gross net operating losses in jurisdictions outside of the United States, of which $569,000 is set to expire in years 2020 to 2022. After a review of the expiration schedule of the net operating loss carryforwards and future taxable income required to utilize such carryforwards before their expiration, a valuation allowance of $82,000 was recorded at April 30, 2017.

Note 5—Stock Options and Share-Based Compensation

The stockholders approved the 2010 Stock Option Plan for Directors (“2010 Plan”) in fiscal year 2011 which allows the Company to grant options on an aggregate of 100,000 shares of the Company’s common stock. Under this plan, each eligible director was granted options to purchase 10,000 shares at the fair market value at the date of grant for a term of five years. These options are exercisable in four equal installments, one-fourth becoming exercisable on the next August 1 following the date of grant, and one-fourth becoming exercisable on August 1 of each of the next three years. At April 30, 2017, there were 25,000 shares available for future grants under the 2010 Plan.

The stockholders approved the 2008 Key Employee Stock Option Plan (“2008 Plan”) in fiscal year 2009 which allowed the Company to grant options on an aggregate of 300,000 shares of the Company’s common stock. On August 26, 2015, the stockholders approved an amendment to this plan to increase the number of shares available under the 2008 Plan by 300,000. Under the plan, options are granted at not less than the fair market value at the date of grant and options are exercisable in such installments, for such terms (up to 10 years), and at such times, as the Board of Directors may determine at the time of the grant. At April 30, 2017, there were 255,100 shares available for future grants under the 2008 Plan.

The Company recorded stock-based compensation expense in accordance with ASC 718. In order to determine the fair value of stock options on the date of grant, the Company applied the Black-Scholes option pricing model. Inherent in the model are assumptions related to expected stock-price volatility, option life, risk-free interest rate, and dividend yield. For stock options granted during the fiscal years 2017, 2016 and 2015, the Company believes that its historical share option experience does not provide a reasonable basis upon which to estimate expected term. The stock options granted have the “plain-vanilla” characteristics as defined in SEC Staff Accounting Bulletin No. 107 (SAB 107). The Company utilized the Safe Harbor option “Simplified

Method” to determine the expected term of these options in accordance with the guidance of SAB 107 for options granted. The Company intends to continue to utilize the “Simplified Method” for future grants in accordance with the guidance of SAB 110 until such time that the Company believes that its historical share option experience will provide a reasonable basis to estimate expected term. The fair value of the options granted as shown below was estimated using the Black-Scholes model with the following assumptions:

	2017	2016	2015
	2008 Plan	2008 Plan	2008 Plan	2010 Plan
Options granted	45,200	40,200	35,800	10,000
Weighted average expected stock price volatility	29.17%	30.45%	46.67%	30.37%
Expected option life	6.25 years	6.25 years	6.25 years	3.38 years
Average risk-free interest rate	2.10%	1.97%	1.91%	1.28%
Average dividend yield	3.00%	2.78%	2.61%	2.69%
Estimated fair value of each option	$5.04	$3.97	$6.60	$3.04

The stock-based compensation expense is recorded over the vesting period (4 years) for the options granted, net of tax. The Company recorded $199,000, $192,000 and $196,000 of compensation expense and $74,000, $72,000 and $75,000 deferred income tax benefit in fiscal years 2017, 2016 and 2015, respectively. The remaining compensation expense of $381,000 and deferred income tax benefit of $141,000 will be recorded over the remaining vesting periods.

The Company issued new shares of common stock and treasury stock to satisfy options exercised during fiscal years 2017, 2016 and 2015. Stock option activity and weighted average exercise price is summarized as follows:

	2017		2016		2015
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	185,375	$14.68	239,575	$13.24	228,250	$12.17
Granted	45,200	22.92	40,200	16.92	45,800	17.78
Canceled	(150)	10.64	(10,400)	16.37	(5,400)	11.74
Exercised	(50,075)	12.72	(84,000)	11.44	(29,075)	12.28

Outstanding at end of year	180,350	$17.29	185,375	$14.68	239,575	$13.24

Exercisable at end of year	78,650	$14.22	92,075	$12.83	136,700	$11.66

The number of options outstanding, exercisable, and their weighted average exercise prices were within the following price ranges at April 30, 2017

	Exercise Price Range
	$8.59-$12.66	$13.12-$18.14	$18.31-$23.62

Options outstanding	34,150	101,000	45,200
Weighted average exercise price	$10.92	$16.92	$22.92
Weighted average remaining contractual life	4.74 years	6.92 years	9.31 years
Aggregate intrinsic value	$409,000	$604,000	$28,000

Options exercisable	34,150	44,500	—
Weighted average exercise price	$10.92	$16.75	—
Aggregate intrinsic value	$409,000	$274,000	—

Note 6—Accumulated Other Comprehensive Income (Loss)

The Company’s other comprehensive income (loss) consists of unrealized gains and losses on the translation of the assets, liabilities, and equity of its foreign subsidiaries, changes in the fair value of its cash flow hedges, and additional minimum pension liability adjustments, net of income taxes. The before tax income (loss), related income tax effect, and accumulated balances are as follows:

$ in thousands	Cash Flow Hedges	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balance at April 30, 2014	$(132)	$(665)	$(5,476)	$(6,273)
Effect of changes in tax rates	(2)	—	63	61
Foreign currency translation adjustment	—	(346)	—	(346)
Change in fair value of cash flow hedges	8	—	—	8
Change in unrecognized actuarial loss on pension obligations	—	—	(2,049)	(2,049)
Income tax effect	(1)	—	720	719

Balance at April 30, 2015	(127)	(1,011)	(6,742)	(7,880)
Effect of changes in tax rates	1	—	88	89
Foreign currency translation adjustment	—	(217)	—	(217)
Change in fair value of cash flow hedges	37	—	—	37
Change in unrecognized actuarial loss on pension obligations	—	—	716	716
Income tax effect	(15)	—	(356)	(371)

Balance at April 30, 2016	(104)	(1,228)	(6,294)	(7,626)
Effect of changes in tax rates	1	—	30	31
Foreign currency translation adjustment	—	231	—	231
Change in fair value of cash flow hedges	104	—	—	104
Change in unrecognized actuarial loss on pension obligations	—	—	1,609	1,609
Income tax effect	(41)	—	(627)	(668)

Balance at April 30, 2017	$(40)	$(997)	$(5,282)	$(6,319)

Note 7—Commitments and Contingencies

The Company leases both its primary distribution facility and warehouse facility under non-cancelable operating leases. The Company also leases some of its machinery and equipment under non-cancelable operating leases. Most of these leases provide the Company with renewal and purchase options, and most leases of machinery and equipment have certain early cancellation rights. Rent expense for these operating leases was $2,225,000, $2,283,000 and $2,269,000 in fiscal years 2017, 2016, and 2015, respectively. Future minimum payments under the above non-cancelable lease arrangements for the years ending April 30 are as follows:

$ in thousands	Operating
2018	$1,191
2019	655
2020	308
2021	63

Total minimum lease payments	$2,217

The Company is involved in certain claims and legal proceedings in the normal course of business which management believes will not have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Note 8—Retirement Benefits

Defined Benefit Plans

The Company has non-contributory defined benefit pension plans covering some of its domestic employees. These plans were amended as of April 30, 2005, no further benefits have been, or will be, earned under the plans, subsequent to the amendment date, and no additional participants will be added to the plans. The defined benefit plan for salaried employees provides pension benefits that are based on each employee’s years of service and average annual compensation during the last 10 consecutive calendar years of employment as of April 30, 2005. The benefit plan for hourly employees provides benefits at stated amounts based on years of service as of April 30, 2005. The Company uses an April 30 measurement date for its defined benefit plans. The change in projected benefit obligations and the change in fair value of plan assets for the non-contributory defined benefit pension plans for each of the years ended April 30 are summarized as follows:

$ in thousands	2017	2016
Accumulated Benefit Obligation, April 30	$21,313	$21,156

Change in Projected Benefit Obligations
Projected benefit obligations, beginning of year	$21,156	$22,441
Interest cost	927	912
Actuarial (gain) loss	299	(1,155)
Actual benefits paid	(1,069)	(1,042)

Projected benefit obligations, end of year	21,313	21,156

Change in Plan Assets
Fair value of plan assets, beginning of year	15,817	17,094
Actual (loss) return on plan assets	1,895	(299)
Employer contributions	555	64
Actual benefits paid	(1,069)	(1,042)

Fair value of plan assets, end of year	17,198	15,817

Funded status – under	$(4,115)	$(5,339)

Amounts Recognized in the Consolidated Balance Sheets consist of:

Noncurrent liabilities	$(4,115)	$(5,339)

Amounts recognized in accumulated other comprehensive income (loss) consist of:
Net actual loss	$8,686	$10,295
Deferred tax benefit	(3,223)	(3,850)

After-tax actuarial loss	$5,463	$6,445

Weighted-Average Assumptions Used to Determine Benefit Obligations at April 30
Discount rate	4.10%	4.50%
Rate of compensation increase	N/A	N/A
Mortality table	RP-2014	RP-2014
Projection scale	MP-2016	MP-2015

Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended April 30
Discount rate	4.50%	4.20%
Expected long-term return on plan assets	8.00%	8.25%
Rate of compensation increase	N/A	N/A

The components of the net periodic pension cost for each of the fiscal years ended April 30 are as follows:

$ in thousands	2017	2016	2015
Interest cost	$927	$912	$893
Expected return on plan assets	(1,244)	(1,363)	(1,324)
Recognition of net loss	1,257	1,223	934

Net periodic pension cost	$940	$772	$503

The estimated net actuarial loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the fiscal year 2018 is $1,060,000.

The Company’s funding policy is to contribute to the plans when pension laws and economics either require or encourage funding. Contributions are anticipated for fiscal year 2018 to be $600,000. Contributions of $555,000 and $64,000 were made to the plan in fiscal years 2017 and 2016, respectively.

The following benefit payments are expected to be paid from the benefit plans in the fiscal years ending April 30:

$ in thousands	Amount
2018	$1,250
2019	1,270
2020	1,310
2021	1,360
2022	1,370
2023-2027	7,010

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

The Company uses a Yield Curve methodology to determine its GAAP discount rate. Under this approach, future benefit payment cash flows are projected from the pension plan on a projected benefit obligation basis. The payment stream is discounted to a present value using an interest rate applicable to the timing of each respective cash flow. The graph of these time-dependent interest rates is known as a yield curve. The interest rates comprising the Yield Curve are determined through a statistical analysis performed by the IRS and issued each month in the form of a pension discount curve. For this purpose, the universe of possible bonds consists of a set of bonds which are designated as corporate, have high quality ratings (AAA or AA) from nationally recognized statistical rating organizations, and have at least $250 million in par amount outstanding on at least one day during the reporting period. A 1% increase/decrease in the discount rate for fiscal years 2017 and 2016 would decrease/increase pension expense by approximately $240,000 and $248,000, respectively.

The Company uses a total return investment approach, whereby a mix of equities and fixed-income investments are used to attempt to maximize the long-term return on plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, as well as growth, value, and small and large capitalizations. The target allocations based on the Company’s investment policy were 75% in equity securities and 25% in fixed-income securities at April 30, 2017 and April 30, 2016. A 1% increase/decrease in the expected return on assets for fiscal years 2017 and 2016 would decrease/increase pension expense by approximately $152,000 and $165,000, respectively.

Plan assets by asset categories as of April 30 were as follows:

$ in thousands	2017		2016
Asset Category	Amount	%	Amount	%
Equity Securities	$10,611	62	$11,851	75
Fixed Income Securities	6,466	37	3,917	25
Cash and Cash Equivalents	121	1	49	—

Totals	$17,198	100	$15,817	100

The following tables present the fair value of the assets in our defined benefit pension plans at April 30:

	2017

Asset Category	Level 1	Level 2	Level 3
Large Cap	$8,060	$—	$—
Small/Mid Cap	1,728	—	—
International	823	—	—
Fixed Income	6,466	—	—
Cash and Cash Equivalents	121	—	—

Totals	$17,198	$—	$—

	2016

Asset Category	Level 1	Level 2	Level 3
Large Cap	$7,946	$—	$—
Small/Mid Cap	2,586	—	—
International	1,319	—	—
Fixed Income	3,917	—	—
Cash and Cash Equivalents	49	—	—

Totals	$15,817	$—	$—

Level 1 retirement plan assets include United States currency held by a designated trustee and equity funds of common and preferred securities issued by domestic and foreign corporations. These equity funds are traded actively on exchanges and price quotes for these shares are readily available.

Defined Contribution Plan

The Company has a defined contribution plan covering substantially all domestic salaried and hourly employees. The plan provides benefits to all employees who have attained age 21, completed three months of service, and who elect to participate. The plan provides that the Company make matching contributions equal to 100% of the employee’s qualifying contribution up to 3% of the employee’s compensation, and make matching contributions equal to 50% of the employee’s contributions between 3% and 5% of the employee’s compensation, resulting in a maximum employer contribution equal to 4% of the employee’s compensation. Additionally, the plan provides that the Company may elect to make a non-matching contribution for participants employed by the Company on December 31 of each year. The Company contributed 1% of the participant’s qualifying compensation to the plan in fiscal years 2017, 2016 and 2015 amounting to $1,118,000, $1,057,000 and $834,000, respectively.

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

The following table shows revenues, earnings, and other financial information by business segment for each of the three years ended April 30:

$ in thousands	Domestic	International	Corporate	Total
Fiscal Year 2017
Revenues from external customers	$113,081	$25,477	$—	$138,558
Intersegment revenues	4,463	3,691	(8,154)	—
Depreciation	2,478	224	—	2,702
Earnings (loss) before income taxes	8,221	3,507	(4,982)	6,746
Income tax expense (benefit)	2,522	1,199	(1,595)	2,126
Net earnings attributable to noncontrolling interest	—	105	—	105
Net earnings (loss) attributable to Kewaunee Scientific Corporation	5,699	2,203	(3,387)	4,515
Segment assets	57,246	23,670	—	80,916
Expenditures for segment assets	2,572	39	—	2,611
Revenues (excluding intersegment) from customers in foreign countries	1,568	25,477	—	27,045

Fiscal Year 2016
Revenues from external customers	$103,047	$25,579	$—	$128,626
Intersegment revenues	3,612	3,309	(6,921)	—
Depreciation	2,375	217	—	2,592
Earnings (loss) before income taxes	7,471	2,738	(4,470)	5,739
Income tax expense (benefit)	1,834	1,104	(1,076)	1,862
Net earnings attributable to noncontrolling interest	—	75	—	75
Net earnings (loss) attributable to Kewaunee Scientific Corporation	5,637	1,559	(3,394)	3,802
Segment assets	54,030	18,375	—	72,405
Expenditures for segment assets	1,995	192	—	2,187
Revenues (excluding intersegment) from customers in foreign countries	1,794	25,579	—	27,373

Fiscal Year 2015
Revenues from external customers	$93,098	$25,730	$—	$118,828
Intersegment revenues	1,433	2,419	(3,852)	—
Depreciation	2,399	216	—	2,615
Earnings (loss) before income taxes	5,810	3,073	(3,498)	5,385
Income tax expense (benefit)	1,794	1,092	(1,141)	1,745
Net earnings attributable to noncontrolling interest	—	111	—	111
Net earnings (loss) attributable to Kewaunee Scientific Corporation	4,016	1,870	(2,357)	3,529
Segment assets	52,723	16,767	—	69,490
Expenditures for segment assets	2,259	309	—	2,568
Revenues (excluding intersegment) from customers in foreign countries	1,169	25,730	—	26,899

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

Note 11—Consolidated Quarterly Data (Unaudited)

Selected quarterly financial data for fiscal years 2017 and 2016 were as follows:

$ in thousands, except per share amounts	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2017
Net sales	$37,279	$36,329	$30,371	$34,579
Gross profit	7,139	7,104	5,032	7,332
Net earnings	1,330	1,537	358	1,395
Less: net earnings attributable to the noncontrolling interest	30	51	17	7
Net earnings attributable to Kewaunee Scientific Corporation	1,300	1,486	341	1,388

Net earnings per share attributable to Kewaunee Scientific Corporation
Basic	0.48	0.55	0.13	0.51
Diluted	0.48	0.54	0.13	0.51

Cash dividends paid per share	0.13	0.15	0.15	0.15

Fiscal Year 2016
Net sales	$31,089	$31,037	$32,410	$34,090
Gross profit	5,843	5,532	5,488	6,845
Net earnings	963	707	848	1,359
Less: net earnings attributable to the noncontrolling interest	23	12	18	22
Net earnings attributable to Kewaunee Scientific Corporation	940	695	830	1,337

Net earnings per share attributable to Kewaunee Scientific Corporation
Basic	0.36	0.26	0.31	0.50
Diluted	0.35	0.26	0.31	0.50

Cash dividends paid per share	0.12	0.13	0.13	0.13

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 333-98963, No. 333-160276, No. 333-176447, and No. 333-213413) of Kewaunee Scientific Corporation of our report dated July 21, 2016 relating to the consolidated financial statements which report appears in this Form 10-K.

/s/ CHERRY BEKAERT LLP

Charlotte, North Carolina

July 21, 2017

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 333-98963, No. 333-160276, No. 333-176447, and No. 333-213413) of our report dated July 21, 2017 with respect to consolidated financial statements of Kewaunee Scientific Corporation, included in this Annual Report (Form 10-K) for the year ended April 30, 2017.

/s// Ernst & Young LLP

Charlotte, North Carolina

July 21, 2017

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are intended to ensure that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 (the “Exchange Act”) is properly and timely recorded, processed, summarized, and reported. Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures as of April 30, 2017 pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were not effective as of April 30, 2017 because of the material weakness in our internal control over financial reporting described below. In designing disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives, and that management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s evaluation as of April 30, 2017, management identified the material weakness set forth below in the Company’s internal control over financial reporting.

Management did not design and maintain a global revenue recognition policy or design and implement controls to monitor the revenue recognition policies utilized by its operating segments resulting in the misapplication of certain aspects of the Company’s multi-element and percentage of completion revenue recognition policies.

The control deficiency did not result in a material misstatement to the Company’s consolidated financial statements for the year ended April 30, 2017. However, the control deficiency could result in misstatements of financial statement account balances or disclosures that could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

Management has taken action and will continue to take action to remediate the design deficiency by improving the Company’s global accounting policy for revenue recognition, training global accounting personnel on the Company’s global accounting policy and enhancing existing monitoring controls. However, because of the deficiency identified management concluded that the Company did not maintain effective internal controls over financial reporting as of April 30, 2017.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a)	The information appearing in the sections entitled “Election of Directors” and “Meetings and Committees of the Board” included in our Proxy Statement for use in connection with our annual meeting of stockholders to be held on August 30, 2017 (the “Proxy Statement”) is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of our most recently completed fiscal year.

(b)	The names and ages of our executive officers as of July 12, 2017 and their business experience during the past five years are set forth below:

Executive Officers

Name	Age	Position

David M. Rausch	58	President and Chief Executive Officer

Thomas D. Hull III	41	Vice President, Finance, Chief Financial Officer, Treasurer and Secretary

Dana L. Dahlgren	61	Vice President, Sales and Marketing – Americas

Elizabeth D. Phillips	40	Vice President, Human Resources

Kurt P. Rindoks	59	Vice President, Product Development and International Sourcing

Michael G. Rok	51	Vice President, Manufacturing Operations

Boopathy Sathyamurthy	48	Vice President, Kewaunee Scientific Corporation Singapore Pte. Ltd. Managing Director, International Operations

David M. Rausch has served as President and Chief Executive Officer since July 1, 2013. He joined the Company in March 1994 as Manager of Estimating and was promoted to Southeast Regional Sales Manager in December 1996, then to Director of Sales for Network Storage Systems products in May 2000. In August 2001, he was promoted to Project Sales Manager, and in this position, he also had direct management responsibility for the Estimating Department. Mr. Rausch was elected Director of Contract Management in June 2004 and elected Vice President of Construction Services in June 2007. In June 2011, he was elected Senior Vice President of Construction Services and General Manager of the Laminate Furniture Division, and in March 2012, he was elected President and Chief Operating Officer.

Thomas D. Hull III joined the Company in November 2015 as Vice President, Finance, Chief Financial Officer, Treasurer and Secretary. Mr. Hull held several management positions with Ernst & Young in Pittsburgh, Pennsylvania from 1998 through 2011. From 2011, he served as the Vice President of Finance, Accounting, and Information Technology with ATI Specialty Materials in Charlotte, North Carolina.

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

Kurt P. Rindoks joined the Company in January 1985 as an engineer. He was promoted to Director of Product Development in August 1991 and assumed the additional responsibilities of Director of Engineering in July 1995. He has served as Vice President of Engineering and Product Development since September 1996. Since 2004 he has headed the Company’s international sourcing efforts and in October 2016 was named Vice President Engineering and International Sourcing. Additionally, from May 1998 through October 2001, he served as General Manager of the Company’s Resin Materials Division.

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

Boopathy Sathyamurthy was elected Vice President of Kewaunee Scientific Corporation Singapore Pte. Ltd., the holding company for Kewaunee’s subsidiaries in India, Singapore, and China, in September 2014. He has served as Managing Director of International Operations, which includes responsibilities for all sales and operations in Asia, as well as sales efforts in the Middle East, since September 2013. Mr. Sathyamurthy joined the Kewaunee organization in 2000 as General Manager of India Operations and Kewaunee Labway India Pvt. Ltd. He was subsequently promoted to Managing Director of Kewaunee Labway India Pvt. Ltd. and Kewaunee Scientific Corporation India Pvt. Ltd.

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

The following table sets forth certain information as of April 30, 2017 with respect to compensation plans under which our equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by Security Holders:

2008 Key Employee Stock Option Plan	170,350	$17.34	255,100

2010 Stock Option Plan for Directors	10,000	$16.48	25,000

Equity Compensation Plans not approved by Security Holders:	—	—	—

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed or incorporated by reference as part of this Annual Report:

		Page

(a)(1)	Consolidated Financial Statements

	Report of Independent Registered Public Accounting Firm Ernst & Young LLP	17

	Report of Independent Registered Public Accounting Firm Cherry Bekaert LLP	18

	Consolidated Statements of Operations – Years ended April 30, 2017, 2016 and 2015	19

	Consolidated Statements of Comprehensive Income – Years ended April 30, 2017, 2016 and 2015	19

	Consolidated Statements of Stockholders’ Equity – Years ended April 30, 2017, 2016 and 2015	20

	Consolidated Balance Sheets – April 30, 2017 and 2016	21

	Consolidated Statements of Cash Flows – Years ended April 30, 2017, 2016 and 2015	22

	Notes to Consolidated Financial Statements	23

	Consents of Independent Registered Public Accounting Firms	39

(a)(2)	Consolidated Financial Statement Schedules

	Financial statement schedules have been omitted because the information required has been separately disclosed in the consolidated financial statements or related notes.

(a)(3)	Exhibits

	Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which is attached hereto at pages 46 through 48 and which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEWAUNEE SCIENTIFIC CORPORATION

By:	/s/ David M. Rausch
David M. Rausch
President and Chief Executive Officer

Date: July 21, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

(i) Principal Executive Officer		)
)
/s/ David M. Rausch		)
David M. Rausch		)
President and Chief Executive Officer		)
)
(ii) Principal Financial and Accounting Officer		)
)
/s/ Thomas D. Hull III		)
Thomas D. Hull III		)
Vice President, Finance		)
Chief Financial Officer,		)
Treasurer and Secretary		)
)
(iii) A majority of the Board of Directors:		)	July 21, 2017
)
)
/s/ Keith M. Gehl	/s/ John D. Russell	)
Keith M. Gehl	John D. Russell	)
)
)
/s/ Margaret B. Pyle	/s/ Donald F. Shaw	)
Margaret B. Pyle	Donald F. Shaw	)
)
)
/s/ David M. Rausch	/s/ William A. Shumaker	)
David M. Rausch	William A. Shumaker	)
)
)
/s/ David S. Rhind		)
David S. Rhind		)
)
)

KEWAUNEE SCIENTIFIC CORPORATION

Exhibit Index

			Page Number (or Reference)

3	Articles of incorporation and bylaws

	3.1	Restated Certificate of Incorporation (as amended)	(2)

	3.3	By-Laws (as amended as December 9, 2015)	(17)

10	Material Contracts

	10.1*	Re-Established Retirement Plan for Salaried Employees of Kewaunee Scientific Corporation (as amended and restated effective as of May 1, 2012)	(6)

	10.1A*	First Amendment to the Re-Established Retirement Plan for Salaried Employees of Kewaunee Scientific Corporation	(10)

	10.1B*	Second Amendment to the Re-Established Retirement Plan for Salaried Employees of Kewaunee Scientific Corporation	(20)

	10.1C*	Third Amendment to the Re-Established Retirement Plan for Salaried Employees of Kewaunee Scientific Corporation	(21)

	10.2*	Re-Established Retirement Plan for Hourly Employees of Kewaunee Scientific Corporation (as amended and restated effective as of May 1, 2012)	(6)

	10.2A*	First Amendment to the Re-Established Retirement Plan for Hourly Employees of Kewaunee Scientific Corporation	(10)

	10.2B*	Second Amendment to the Re-Established Retirement Plan for Hourly Employees of Kewaunee Scientific Corporation	(20)

	10.2C*	Third Amendment to the Re-Established Retirement Plan for Hourly Employees of Kewaunee Scientific Corporation	(21)

	10.30*	Kewaunee Scientific Corporation Executive Severance Pay Policy	(3)

	10.34*	401(k) Incentive Savings Plan for Salaried and Hourly Employees of Kewaunee Scientific Corporation (as amended and restated effective June 29, 2015)	(15)

	10.40*	Change of Control Employment Agreement restated as of December 4, 2008 between Dana L. Dahlgren and the Company	(4)

	10.40B*	Extension Agreement, dated August 27, 2014, with respect to the Change of Control Employment Agreement of Dana L. Dahlgren	(10)

	10.41*	Change of Control Employment Agreement restated as of December 4, 2008 between Kurt P. Rindoks and the Company	(4)

	10.41B*	Extension Agreement, dated August 27, 2014, with respect to the Change of Control Employment Agreement of Kurt P. Rindoks	(10)

	10.51*	Amended and Restated 2008 Key Employee Stock Option Plan effective August 26, 2015	(14)

	10.53*	Change of Control Employment Agreement restated as of December 4, 2008 between Elizabeth D. Phillips and the Company	(4)

	10.53B*	Extension Agreement, dated August 27, 2014, with respect to the Change of Control Employment Agreement of Elizabeth D. Phillips	(10)

	10.54*	Offer Letter to Thomas D. Hull dated October 14, 2015	(16)

	10.55*	Change of Control Employment Agreement dated as of November 2, 2015 between Kewaunee Scientific Corporation and Thomas D. Hull	(16)

		Page Number (or Reference)

10.56*	Offer Letter to Michael G. Rok dated March 16, 2016	(20)

10.57*	Change of Control Employment Agreement dated as of May 2, 2016 between Kewaunee Scientific Corporation and Michael G. Rok	(20)

10.58*	Kewaunee Scientific Corporation 2010 Stock Option Plan for Directors	(5)

10.61	Credit and Security Agreement dated as of May 6, 2013 between Wells Fargo Bank, National Association and Kewaunee Scientific Corporation including the forms of notes executed thereunder	(7)

10.61A	First Amendment to Credit and Security Agreement dated July 9, 2013	(8)

10.61B	Second Amendment to Credit and Security Agreement dated June 10, 2014	(9)

10.61C	Third Amendment to Credit and Security Agreement and First Amendment to Revolving Line of Credit Note dated as of June 3, 2015	(11)

10.66*	Restated and Amended Change of Control Employment Agreement, dated August 27, 2014, between the Company and David M. Rausch	(10)

10.67*	Fiscal Year 2016 Incentive Bonus Plan	(12)

10.68*	401Plus Executive Deferred Compensation Plan (as amended and restated January 1, 2009)	(13)

10.68A*	Amendment No. One to the Kewaunee Scientific Corporation 401Plus Executive Deferred Compensation Plan	(13)

10.69*	Pension Equalization Plan (as amended and restated January 1, 2009)	(13)

10.69A*	Amendment No. One to the Kewaunee Scientific Corporation Pension Equalization Plan	(13)

10.71*	Fiscal Year 2017 Incentive Bonus Plan	(18)

16.1	Letter of Cherry Bekaert LLP dated June 28, 2016	(19)

21.1	Subsidiaries of the Company	(9)

23.1	Consent dated July 21, 2017 of Cherry Bekaert LLP, Independent Registered Public Accounting Firm (incorporated by reference to page 39 of this Report on Form 10-K)	(1)

23.2	Consent dated July 21, 2017 of Ernst & Young LLP, Independent Registered Public Accounting Firm (incorporated by reference to page 39 of this Report on Form 10-K)	(1)

31.1	Certification of Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)	(1)

31.2	Certification of Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)	(1)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(1)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(1)

101.INS	XBRL Instance Document	(1)

101.SCH	XBRL Taxonomy Extension Schema Document	(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	(1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	(1)

*	The referenced exhibit is a management contract or compensatory plan or arrangement.

(All other exhibits are either inapplicable or not required.)

Footnotes

(1)	Filed with this Form 10-K with the Securities and Exchange Commission.
(2)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 1985, and incorporated herein by reference.
(3)	Filed as an exhibit to the Kewaunee Scientific Corporation Quarterly Report to the Securities and Exchange Commission on Form 10-Q (Commission File No. 0-5286) for the quarterly period ended October 31, 2005 and incorporated herein by reference.
(4)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 2009, and incorporated herein by reference.
(5)	Filed as Appendix A to the Kewaunee Scientific Corporation Proxy Statement for its Annual Meeting of Stockholders on August 25, 2010 (Commission File No. 0-5286) filed on July 23, 2010, and incorporated herein by reference.
(6)	Filed as an exhibit to the Kewaunee Scientific Corporation Quarterly Report to the Securities and Exchange Commission on Form 10-Q (Commission File No. 0-5286) for the quarterly period ended October 31, 2012, and incorporated herein by reference.
(7)	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on May 9, 2013, and incorporated herein by reference.
(8)	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on July 11, 2013, and incorporated herein by reference.
(9)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 2014, and incorporated herein by reference.
(10)	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on September 2, 2014, and incorporated herein by reference.
(11)	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on June 3, 2015, and incorporated herein by reference.
(12)	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on June 29, 2015 and incorporated herein by reference.
(13)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 2015, and incorporated herein by reference.
(14)	Filed as Appendix A to the Kewaunee Scientific Corporation Proxy Statement for its Annual Meeting of Stockholders on August 28, 2015 (Commission File No. 0-5286) filed on July 24, 2015, and incorporated herein by reference.
(15)	Filed as an exhibit to the Kewaunee Scientific Corporation Quarterly Report to the Securities and Exchange Commission on Form 10-Q (Commission File No. 0-5286) for the quarterly period ended October 31, 2015 and incorporated herein by reference.
(16)	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on form 8-K (Commission File No. 0-5286) filed on November 3, 2015 and incorporated herein by reference.
(17)	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on form 8-K (Commission File No. 0-5286) filed on December 10, 2015 and incorporated herein by reference.
(18)	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on June 24, 2016, and incorporated herein by reference.
(19)	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on June 28, 2016, and incorporated herein by reference.
(20)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 2016, and incorporated herein by reference.
(21)	Filed as an exhibit to the Kewaunee Scientific Corporation Quarterly Report to the Securities and Exchange Commission on Form 10-Q (Commission File No. 0-5286) for the quarterly period ended January 31, 2017 and incorporated herein by reference.