Form 10-Q
period 2017-07-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2017-09-08
CIK 55529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of September 5, 2017, the registrant had outstanding 2,713,817 shares of Common Stock.

KEWAUNEE SCIENTIFIC CORPORATION

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2017

i

Part 1. Financial Information

Item 1.	Financial Statements

Kewaunee Scientific Corporation

Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three months ended July 31
	2017	2016
Net Sales	$33,881	$37,279
Costs of products sold	27,060	30,140

Gross profit	6,821	7,139
Operating expenses	5,133	5,078

Operating earnings	1,688	2,061
Other income	168	119
Interest expense	(59)	(80)

Earnings before income taxes	1,797	2,100
Income tax expense	605	770

Net earnings	1,192	1,330
Less: net earnings attributable to the noncontrolling interest	44	30

Net earnings attributable to Kewaunee Scientific Corporation	$1,148	$1,300

Net earnings per share attributable to Kewaunee Scientific Corporation stockholders
Basic	$0.42	$0.48
Diluted	$0.42	$0.48
Weighted average number of common shares outstanding
Basic	2,712	2,693
Diluted	2,755	2,707

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three months ended July 31
	2017	2016
Net earnings	$1,192	$1,330

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	75	(26)
Change in fair value of cash flow hedges	8	4

Other comprehensive income (loss)	83	(22)

Comprehensive income, net of tax	1,275	1,308
Less: comprehensive income attributable to the noncontrolling interest	44	30

Comprehensive income attributable to Kewaunee Scientific Corporation	$1,231	$1,278

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Statement of Stockholders’ Equity

(Unaudited)

(in thousands, except share and per share amounts)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at April 30, 2017	$6,789	$2,695	$(53)	$39,771	$(6,319)	$42,883
Net earnings attributable to Kewaunee Scientific Corporation	—	—	—	1,148	—	1,148
Other comprehensive income	—	—	—	—	83	83
Cash dividends paid, $0.15 per share	—	—	—	(406)	—	(406)
Stock options exercised, 500 shares	1	8	—	—	—	9
Stock based compensation	—	52	—	—	—	52

Balance at July 31, 2017	$6,790	$2,755	$(53)	$40,513	$(6,236)	$43,769

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Balance Sheets

(in thousands, except per share amounts)

	July 31, 2017	April 30, 2017
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$12,021	$12,506
Restricted cash	1,471	1,435
Receivables, less allowance: $193, $191, on each respective date	23,635	29,889
Inventories	17,001	14,935
Prepaid expenses and other current assets	1,556	1,047

Total Current Assets	55,684	59,812
Property, plant and equipment, at cost	51,998	51,568
Accumulated depreciation	(38,222)	(37,541)

Net Property, Plant and Equipment	13,776	14,027
Deferred income taxes	3,113	3,158
Other	3,991	3,919

Total Other Assets	7,104	7,077

Total Assets	$76,564	$80,916

Liabilities and Equity
Current Liabilities:
Short-term borrowings and interest rate swaps	$3,539	$3,591
Current portion of long-term debt	1,105	918
Accounts payable	11,933	11,995
Employee compensation and amounts withheld	1,776	2,765
Deferred revenue	773	5,806
Other accrued expenses	2,487	1,852

Total Current Liabilities	21,613	26,927
Long-term debt	2,139	2,431
Accrued pension and deferred compensation costs	8,625	8,301

Total Liabilities	32,377	37,659
Commitments and Contingencies
Equity:
Common Stock, $2.50 par value, Authorized – 5,000 shares; Issued – 2,716 shares; 2,715 shares; Outstanding – 2,713 shares; 2,712 shares, on each respective date	6,790	6,789
Additional paid-in-capital	2,755	2,695
Retained earnings	40,513	39,771
Accumulated other comprehensive loss	(6,236)	(6,319)
Common stock in treasury, at cost, 3 shares, on each date	(53)	(53)

Total Kewaunee Scientific Corporation Stockholders’ Equity	43,769	42,883
Noncontrolling interest	418	374

Total Equity	44,187	43,257

Total Liabilities and Equity	$76,564	$80,916

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three months ended July 31
	2017	2016
Cash flows from operating activities:
Net earnings	$1,192	$1,330
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	686	647
Bad debt provision	6	15
Stock based compensation expense	52	47
Benefit for deferred income tax expense	45	(39)
Change in assets and liabilities:
Decrease (increase) in receivables	6,248	(2,697)
Increase in inventories	(2,066)	(1,159)
(Decrease) increase in accounts payable and other accrued expenses	(416)	1,995
(Decrease) increase in deferred revenue	(5,033)	26
Other, net	(184)	(345)

Net cash provided by (used in) operating activities	530	(180)
Cash flows from investing activities:
Capital expenditures	(435)	(1,056)
Increase in restricted cash	(36)	(59)

Net cash used in investing activities	(471)	(1,115)
Cash flows from financing activities:
Dividends paid	(406)	(350)
Proceeds from short-term borrowings	14,697	15,840
Repayments on short-term borrowings	(14,749)	(12,700)
Payments on long-term debt	(105)	(105)
Net proceeds from exercise of stock options	9	103

Net cash (used in) provided by financing activities	(554)	2,788
Effect of exchange rate changes on cash	10	(4)

Increase (decrease) in cash and cash equivalents	(485)	1,489
Cash and cash equivalents, beginning of period	12,506	5,222

Cash and cash equivalents, end of period	$12,021	$6,711

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

These interim consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of these financial statements and should be read in conjunction with the consolidated financial statements and notes included in the Company’s 2017 Annual Report to Stockholders. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. The consolidated balance sheet as of April 30, 2017 included in this interim period filing has been derived from the audited financial statements at that date, but does not include all of the information and related notes required by generally accepted accounting principles (GAAP) for complete financial statements.

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

Product sales resulting from fixed-price construction contracts involve a signed contract for a fixed price to provide the Company’s laboratory furniture and fume hoods for a construction project. In these instances, the Company is usually in the role of a subcontractor, but in some cases may enter into a contract directly with the end-user of the products. Contract arrangements normally do not contain a general right of return relative to the delivered items. Product sales resulting from fixed-price construction contracts are generated from multiple-element arrangements that require separate units of accounting and estimates regarding the fair value of individual elements. The Company has determined that its multiple-element arrangements that qualify as separate units of accounting are (1) product sales and (2) installation services. There is objective and reliable evidence of fair value for both the product sales and installation services and allocation of arrangement consideration for each of these units is based on their relative fair values. Each of these elements represent individual units of accounting, as the delivered item has value to a customer on a stand-alone basis. The Company’s products are regularly sold on a stand-alone basis to customers which provides either best estimate of selling prices or vendor-specific objective evidence of fair value. The fair value of installation services is separately calculated using expected costs of installation services. Many times the value of installation services is calculated using price quotations from subcontractors to the Company who perform installation services on a stand-alone basis.

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

C. Derivative Financial Instruments

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

D. Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the three month period. Diluted earnings per share reflects the assumed exercise and conversion of outstanding options under the Company’s stock option plans, except when options have an anti-dilutive effect. Options to purchase 39,200 shares were not included in the computation of diluted earnings per share for the three month period ended July 31, 2017, because the option exercise prices were greater than the average market price of the common shares during the quarter, and accordingly, such options would have an antidilutive effect. Options to purchase 110,000 shares were not included in the computation of diluted earnings per share for the three month period ended July 31, 2016, because the effect would be anti-dilutive.

E. Inventories

Inventories consisted of the following (in thousands):

	July 31, 2017	April 30, 2017
Finished products	$4,419	$3,179
Work in process	1,941	1,950
Raw materials	10,641	9,806

	$17,001	$14,935

The Company uses the last-in, first-out (LIFO) method of valuing inventory for its domestic operations, which represents $14,527,000 of inventory at July 31, 2017 and $12,730,000 at April 30, 2017. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs, and are subject to the final year-end LIFO inventory valuation. The Company’s international subsidiaries’ investories were $2,474,000 at July 31, 2017 and $2,205,000, at April 30, 2017, measured using the first-in, first-out (“FIFO”) method at the lower of cost and net ralizable value.

F. Segment Information

The Company’s operations are classified into two business segments: Domestic and International. The Domestic business segment principally designs, manufactures, and installs scientific and technical furniture, including steel and wood laboratory cabinetry, fume hoods, laminate casework, flexible systems, worksurfaces, workstations, workbenches, and computer enclosures. The International business segment, which consists of the Company’s foreign subsidiaries, provides products and services, including facility design, detailed engineering, construction, and project management from the planning stage through testing and commissioning of laboratories. Intersegment transactions are recorded at normal profit margins. All intercompany balances and transactions have been eliminated. Certain corporate expenses shown below have not been allocated to the business segments.

The following table provides financial information by business segments for the three months ended July 31, 2017 and 2016 (in thousands):

	Domestic	International	Corporate	Total
Three months ended July 31, 2017
Revenues from external customers	$22,146	$11,735	$—	$33,881
Intersegment revenues	4,085	868	(4,953)	—
Earnings (loss) before income taxes	1,816	1,370	(1,389)	1,797
Three months ended July 31, 2016
Revenues from external customers	$29,637	$7,642	$—	$37,279
Intersegment revenues	866	1,135	(2,001)	—
Earnings (loss) before income taxes	2,573	817	(1,290)	2,100

G. Defined Benefit Pension Plans

The Company has non-contributory defined benefit pension plans covering substantially all domestic salaried and hourly employees. These plans were amended as of April 30, 2005; no further benefits have been, or will be, earned under the plans, subsequent to the amendment date, and no additional participants will be added to the plans. The Company did not make any contributions to the plans during the three months ended July 31, 2017 and 2016. The Company expects to make contributions of $600,000 to the plans during fiscal year 2018. The Company assumed an expected long-term rate of return of 7.75% for the period ended July 31, 2017 as compared to 8.0% for the period ended July 31, 2016. Pension expense consisted of the following (in thousands):

	Three months ended July 31, 2017	Three months ended July 31, 2016
Service cost	$-0-	$-0-
Interest cost	219	231
Expected return on plan assets	(339)	(310)
Recognition of net loss	283	310

Net periodic pension expense	$163	$231

H. Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and equivalents, mutual funds, cash surrender value of life insurance policies, term loans and short-term borrowings. The carrying value of these assets and liabilities approximate their fair value. The following tables summarize the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring and nonrecurring basis as of July 31, 2017 and April 30, 2017 (in thousands):

	July 31, 2017
Financial Assets	Level 1	Level 2	Total
Trading securities held in non-qualified compensation plans (1)	$3,898	$—	$3,898
Cash surrender value of life insurance policies (1)	—	75	75

Total	$3,898	$75	$3,973

Financial Liabilities
Non-qualified compensation plans (2)	$—	$4,348	$4,348
Interest rate swap derivatives	—	49	49

Total	$—	$4,397	$4,397

	April 30, 2017
Financial Assets	Level 1	Level 2	Total
Trading securities held in non-qualified compensation plans (1)	$3,748	$—	$3,748
Cash surrender value of life insurance policies (1)	—	75	75

Total	$3,748	$75	$3,823

Financial Liabilities
Non-qualified compensation plans (2)	$—	$4,186	$4,186
Interest rate swap derivatives	—	62	62

Total	$—	$4,248	$4,248

(1)	The Company maintains two non-qualified compensation plans which include investment assets in a rabbi trust. These assets consist of marketable securities, which are valued using quoted market prices multiplied by the number of shares owned, and life insurance policies, which are valued at their cash surrender value.
(2)	Plan liabilities are equal to the individual participants’ account balances and other earned retirement benefits.

I. Reclassifications

Certain 2016 amounts have been reclassified to conform to the 2017 presentation in the consolidated statements of cash flows. Such reclassifications had no impact on net earnings.

J. New Accounting Standards

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

In March 2016, the FASB issued ASU 2016-9, “Stock Compensation – Improvements to Employee Share-Based Payment Accounting.” This guidance simplifies various aspects related to how share-based payments are accounted for and presented in the financial statements. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company adopted this standard prospectively effective May 1, 2017. Prior periods were not retrospectively adjusted. The adoption of this standard did not have a significant impact on the Company’s consolidated financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s 2017 Annual Report to Stockholders contains management’s discussion and analysis of financial condition and results of operations as of and for the year ended April 30, 2017. The following discussion and analysis describes material changes in the Company’s financial condition since April 30, 2017. The analysis of results of operations compares the three months ended July 31, 2017 with the comparable period of the prior year.

Results of Operations

Sales for the three months ended July 31, 2017 were $33,881,000, a decrease of 9.1% from sales of $37,279,000 in the comparable period of the prior year. Domestic sales were $22,146,000, down from $29,637,000 in the comparable period of the prior year, due to the timing of customer demand within the Company’s order backlog. International sales were $11,735,000, up from sales of $7,642,000 in the comparable period of the prior year, as sales were favorably impacted by shipments of a large Middle East order during the quarter.

The order backlog was $111.2 million at July 31, 2017, as compared to $113.5 million at April 30, 2017 and $86.2 million at July 31, 2016.

The gross profit margin for the three months ended July 31, 2017 was 20.1% of sales, as compared to 19.2% of sales in the comparable quarter of the prior year. The increase in the gross profit margin percentage for the current period was primarily due to continued execution of the Company’s cost reduction and productivity improvement programs.

Operating expenses for the three months ended July 31, 2017 were $5,133,000, or 15.2% of sales, as compared to $5,078,000, or 13.6% of sales, in the comparable period of the prior year. The increase in operating expenses for the three months ended July 31, 2017 related primarily to increases in corporate governance expenses of $160,000 and wages and incentive compensation of $73,000 partially offset by decreases in pension expense of $69,000 and professional services of $94,000 when compared to the prior period.

Interest expense was $59,000 for the three months ended July 31, 2017, as compared to $80,000 for the comparable period of the prior year. The lower interest expense resulted from lower borrowing levels in the first three months of the current year as compared to the prior year.

Income tax expense of $605,000 was recorded for the three months ended July 31, 2017, as compared to income tax expense of $770,000 recorded for the comparable period of the prior year. The effective tax rates were 33.7% and 36.7% for the three months ended July 31, 2017 and 2016, respectively. The effective tax rate for the prior period reflects an unfavorable adjustment to tax expense attributable to the domestic tax consequences of the earnings of certain foreign subsidiaries.

Noncontrolling interests related to the Company’s subsidiary not 100% owned by the Company reduced net earnings by $44,000 for the three months ended July 31, 2017, as compared to $30,000 for the comparable period of the prior year. The change in the net earnings attributable to the noncontrolling interest in the current period was due to changes in earnings of the subsidiary in the related period.

Net earnings of $1,148,000, or $0.42 per diluted share, were reported for the three months ended July 31, 2017, compared to net earnings of $1,300,000, or $0.48 per diluted share, in the prior year period.

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

The Company had working capital of $34,071,000 at July 31, 2017, compared to $32,885,000 at April 30, 2017. The ratio of current assets to current liabilities was 2.6-to-1.0 at July 31, 2017, compared to 2.2-to-1.0 at April 30, 2017. At July 31, 2017, advances of $3.4 million were outstanding under the Company’s bank revolving credit facility, compared to advances of $3.5 million outstanding as of April 30, 2017. The Company had standby letters of credit outstanding of $4.2 million at July 31, 2017 and April 30, 2017. Amounts available under the $20 million revolving credit facility were $12.4 million and $12.3 million at July 31, 2017 and April 30, 2017, respectively. Total bank borrowings and interest rate swaps were $6,783,000 at July 31, 2017, compared to $6,940,000 at April 30, 2017.

The Company’s operations provided cash of $530,000 during the three months ended July 31, 2017, with cash primarily provided from earnings and a decrease of $6,248,000 in receivables, partially offset by an increase in inventories of $2,066,000 and a decrease of $5,033,000 in deferred revenue. The Company’s operations used cash of $180,000 during the three months ended July 31, 2016, primarily driven by an increase of $2,697,000 in receivables, and an increase of $1,159,000 in inventories, partially offset by a $1,995,000 increase in accounts payable and other accrued expenses and net earnings.

During the three months ended July 31, 2017, the Company used net cash used of $471,000 in investing activities, which included $435,000 for capital expenditures, and a $36,000 increase in restricted cash. During the three months ended July 31, 2016, net cash of $1,115,000 was used in investing activities, which included $1,056,000 for capital expenditures and a $59,000 increase in restricted cash.

The Company’s financing activities used cash of $554,000 during the three months ended July 31, 2017 primarily for cash dividends of $406,000 paid to stockholders, repayment of $105,000 on long-term debt, and a net decrease in short-term borrowings of $52,000. The Company’s financing activities provided cash of $2,788,000 during the three months ended July 31, 2016, primarily from a $3,140,000 net increase in short-term borrowings, partially offset by cash dividends of $350,000 paid to stockholders, and repayment of long-term debt of $105,000.

Outlook

The Company’s ability to predict future demand for its products continues to be limited given its role as subcontractor or supplier to dealers for subcontractors. Demand for the Company’s products is also dependent upon the number of laboratory construction projects planned and/or current progress in projects already under construction. The Company’s earnings are also impacted by fluctuations in prevailing pricing for projects in the laboratory construction marketplace and increased costs of raw materials, including stainless steel, wood, and epoxy resin, and whether the Company is able to increase product prices to customers in amounts that correspond to such increases without materially and adversely affecting sales. Additionally, since prices are normally quoted on a firm basis in the industry, the Company bears the burden of possible increases in labor and material costs between the quotation of an order and delivery of a product. Looking forward the Company is optimistic that fiscal year 2018 will result in increased sales and earnings as our order backlog and opportunities in the marketplace remain strong.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This report contains statements that the Company believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report, including statements regarding the Company’s future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “predict,” “believe” and similar words, expressions and variations of these words and expressions are intended to identify forward-looking statements. All forward-looking statements are subject to important factors, risks, uncertainties and assumptions, including industry and economic conditions that could cause actual results to differ materially from those described in the forward-looking statements. Such factors, risks, uncertainties and assumptions include, but are not limited to, competitive and general economic conditions, both domestically and internationally; changes in customer demands; dependence on customers’ required delivery schedules; risks related to fluctuations in the Company’s operating results from quarter to quarter; risks related to international operations, including foreign currency fluctuations; changes in the legal and regulatory environment; changes in raw materials and commodity costs; and acts of terrorism, war, governmental action, natural disasters and other Force Majeure events. Many important factors that could cause such a difference are described under the caption “Risk Factors” in Item 1A in the Company’s 2017 Annual Report on Form 10-K. These forward-looking statements speak only as of the date of this document. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures made on this matter in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2017.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosure.

As disclosed under Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the year ended April 30, 2017, management identified a material weakness in internal control over financial reporting relating to the misapplication of certain aspects of the Company’s multi-element and percentage of completion revenue recognition policies.

The Company has implemented changes to the design of its controls and procedures surrounding the execution of the Company’s multi-element and percentage of completion revenue recognition policies, which included, but were not limited to, drafting additional policy guidance, training key personnel and developing additional detective and monitoring controls. The material weakness cannot be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We currently expect to complete remediation of the material weakness by April 30, 2018.

PART II. OTHER INFORMATION

Item 6.	Exhibits

10.1*	Kewaunee Scientific Corporation 2017 Omnibus Incentive Plan[1]

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	The referenced exhibit is a management contract or compensatory plan or arrangement.
1	Filed as Appendix A to the Kewaunee Scientific Corporation Proxy Statement for its Annual Meeting of Stockholders on August 30, 2017 (Commission File No. 0-5286) filed on July 21, 2017, and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEWAUNEE SCIENTIFIC CORPORATION (Registrant)

Date: September 8, 2017	By	/s/ Thomas D. Hull III
Thomas D. Hull III
(As duly authorized officer and Vice President, Finance and Chief Financial Officer)