Form 10-Q
period 2017-10-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2017-12-15
CIK 55529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of December 11, 2017, the registrant had outstanding 2,720,486 shares of Common Stock.

KEWAUNEE SCIENTIFIC CORPORATION

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2017

i

Part 1. Financial Information

Item 1.	Financial Statements

Kewaunee Scientific Corporation

Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three months ended October 31		Six months ended October 31
	2017	2016	2017	2016
Net sales	$41,471	$36,329	$75,352	$73,608
Costs of products sold	33,560	29,225	60,620	59,365

Gross profit	7,911	7,104	14,732	14,243
Operating expenses	5,256	4,816	10,389	9,894

Operating earnings	2,655	2,288	4,343	4,349
Other income	177	119	345	238
Interest expense	(89)	(78)	(148)	(158)

Earnings before income taxes	2,743	2,329	4,540	4,429
Income tax expense	978	792	1,583	1,562

Net earnings	1,765	1,537	2,957	2,867
Less: net earnings attributable to the noncontrolling interest	41	51	85	81

Net earnings attributable to Kewaunee Scientific Corporation	$1,724	$1,486	$2,872	$2,786

Net earnings per share attributable to Kewaunee Scientific Corporation stockholders
Basic	$0.64	$0.55	$1.06	$1.03
Diluted	$0.62	$0.54	$1.04	$1.02
Weighted average number of common shares outstanding
Basic	2,717	2,706	2,715	2,699
Diluted	2,776	2,729	2,766	2,718

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three months ended October 31		Six months ended October 31
	2017	2016	2017	2016
Net earnings	$1,765	$1,537	$2,957	$2,867

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(229)	(143)	(154)	(169)
Change in fair value of cash flow hedge	10	14	18	18

Other comprehensive income (loss)	(219)	(129)	(136)	(151)

Comprehensive income, net of tax	1,546	1,408	2,821	2,716
Less: comprehensive income attributable to the noncontrolling interest	41	51	85	81

Comprehensive income attributable to Kewaunee Scientific Corporation	$1,505	$1,357	$2,736	$2,635

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Statement of Stockholders’ Equity

(Unaudited)

(in thousands, except share and per share amounts)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at April 30, 2017	$6,789	$2,695	$(53)	$39,771	$(6,319)	$42,883
Net earnings attributable to Kewaunee Scientific Corporation	—	—	—	2,872	—	2,872
Other comprehensive income	—	—	—	—	(136)	(136)
Cash dividends paid, $0.32 per share	—	—	—	(868)	—	(868)
Stock options exercised, 15,741 shares	16	(8)	—	—	—	8
Stock based compensation	4	174	—	—	—	178

Balance at October 31, 2017	$6,809	$2,861	$(53)	$41,775	$(6,455)	$44,937

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Balance Sheets

(in thousands, except per share amounts)

	October 31, 2017	April 30, 2017
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$11,792	$12,506
Restricted cash	1,392	1,435
Receivables, less allowance; $227; $191, on each respective date	33,245	29,889
Inventories	16,439	14,935
Prepaid expenses and other current assets	1,888	1,047

Total Current Assets	64,756	59,812
Property, plant and equipment, at cost	52,999	51,568
Accumulated depreciation	(38,938)	(37,541)

Net Property, Plant and Equipment	14,061	14,027
Deferred income taxes	3,108	3,158
Other	3,943	3,919

Total Other Assets	7,051	7,077

Total Assets	$85,868	$80,916

Liabilities and Equity
Current Liabilities:
Short-term borrowings and interest rate swaps	$7,711	$3,591
Current portion of long-term debt	1,167	918
Accounts payable	14,364	11,995
Employee compensation and amounts withheld	2,808	2,765
Deferred revenue	1,506	5,806
Other accrued expenses	2,954	1,852

Total Current Liabilities	30,510	26,927
Long-term debt	1,848	2,431
Accrued pension and deferred compensation costs	8,192	8,301

Total Liabilities	40,550	37,659
Commitments and Contingencies
Stockholders’ Equity:
Common Stock, $2.50 par value, Authorized – 5,000 shares; Issued – 2,724 shares; 2,715 shares; – Outstanding – 2,721 shares; 2,712 shares, on each respective date	6,809	6,789
Additional paid-in-capital	2,861	2,695
Retained earnings	41,775	39,771
Accumulated other comprehensive loss	(6,455)	(6,319)
Common stock in treasury, at cost, 3 shares, on each date	(53)	(53)

Total Kewaunee Scientific Corporation Stockholders’ Equity	44,937	42,883
Noncontrolling interest	381	374

Total Equity	45,318	43,257

Total Liabilities and Equity	$85,868	$80,916

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six months ended October 31
	2017	2016
Cash flows from operating activities:
Net earnings	$2,957	$2,867
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation	1,403	1,301
Bad debt provision	45	23
Stock based compensation expense	178	98
Deferred income tax expense (benefit)	50	(44)
Change in assets and liabilities:
Increase in receivables	(3,401)	(1,228)
Increase in inventories	(1,504)	(1,163)
Increase in accounts payable and other accrued expenses	3,514	456
(Decrease) increase in deferred revenue	(4,300)	330
Other, net	(1,055)	(434)

Net cash (used in) provided by operating activities	(2,113)	2,206
Cash flows from investing activities:
Capital expenditures	(1,437)	(1,762)
Decrease (increase) in restricted cash	43	(82)

Net cash used in investing activities	(1,394)	(1,844)
Cash flows from financing activities:
Dividends paid	(868)	(757)
Dividends paid to noncontrolling interest in subsidiaries	(74)	—
Proceeds from short-term borrowings	28,476	29,602
Repayments on short-term borrowings	(24,356)	(26,698)
Payments on long-term debt	(334)	(210)
Net proceeds from exercise of stock options	8	141

Net cash provided by financing activities	2,852	2,078
Effect of exchange rate changes on cash and cash equivalents	(59)	(83)

(Decrease) increase in cash and cash equivalents	(714)	2,357
Cash and cash equivalents, beginning of period	12,506	5,222

Cash and cash equivalents, end of period	$11,792	$7,579

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

D. Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the three and six month periods. Diluted earnings per share reflects the assumed exercise and conversion of restricted stock units and outstanding stock options under the Company’s Omnibus Incentive Plan, except when such awards have an anti-dilutive effect. There were no antidilutive awards outstanding at October 31, 2017. Stock options to purchase 45,200 shares were not included in the computation of diluted earnings per share for the three and six month periods ended October 31, 2016, because the option exercise prices were greater than the average market price of the common shares during the quarter, and accordingly, such stock options would have an antidilutive effect.

E. Inventories

Inventories consisted of the following (in thousands):

	October 31, 2017	April 30, 2017
Finished products	$3,260	$3,179
Work in process	2,036	1,950
Raw materials	11,143	9,806

	$16,439	$14,935

The Company uses the last-in, first-out (LIFO) method of valuing inventory for its domestic operations, which represents $14,619,000 of inventory at October 31, 2017 and $12,730,000 at April 30, 2017. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs, and are subject to the final year-end LIFO inventory valuation. The Company’s international subsidiaries’ inventories were $1,820,000 at October 31, 2017 and $2,205,000, at April 30, 2017, measured using the first-in, first-out (“FIFO”) method at the lower of cost and net realizable value.

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

The following table provides financial information by business segments for the three and six months ended October 31, 2017 and 2016 (in thousands):

	Domestic Operations	International Operations	Corporate / Eliminations	Total
Three months ended October 31, 2017
Revenues from external customers	$28,540	$12,931	$—	$41,471
Intersegment revenues	5,068	1,062	(6,130)	—
Earnings (loss) before income taxes	2,945	1,286	(1,488)	2,743
Three months ended October 31, 2016
Revenues from external customers	$28,211	$8,118	$—	$36,329
Intersegment revenues	2,571	1,263	(3,834)	—
Earnings (loss) before income taxes	2,444	1,250	(1,365)	2,329

	Domestic Operations	International Operations	Corporate/ Eliminations	Total
Six months ended October 31, 2017
Revenues from external customers	$50,686	$24,666	$—	$75,352
Intersegment revenues	9,153	1,930	(11,083)	—
Earnings (loss) before income taxes	4,761	2,656	(2,877)	4,540
Six months ended October 31, 2016
Revenues from external customers	$57,848	$15,760	$—	$73,608
Intersegment revenues	3,437	2,398	(5,835)	—
Earnings (loss) before income taxes	5,017	2,067	(2,655)	4,429

G. Defined Benefit Pension Plans

The Company has non-contributory defined benefit pension plans covering substantially all domestic salaried and hourly employees. These plans were amended as of April 30, 2005; no further benefits have been, or will be, earned under the plans, subsequent to the amendment date, and no additional participants will be added to the plans. Company contributions of $600,000 were paid to the plans during the six months ended October 31, 2017, and the Company does not expect any contributions to be paid to the plans during the remainder of the fiscal year. Contributions of $555,000 were paid to the plans during the six months ended October 31, 2016. The Company assumed an expected long-term rate of return of 7.75% for the period ended October 31, 2017 as compared to 8.0% for the period ended October 31, 2016. Pension expense consisted of the following (in thousands):

	Three months ended October 31, 2017	Three months ended October 31, 2016
Service cost	$-0-	$-0-
Interest cost	219	232
Expected return on plan assets	(317)	(311)
Recognition of net loss	283	318

Net periodic pension expense	$185	$239

	Six months ended October 31, 2017	Six months ended October 31, 2016
Service cost	$-0-	$-0-
Interest cost	438	463
Expected return on plan assets	(656)	(621)
Recognition of net loss	566	628

Net periodic pension expense	$348	$470

H. Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and equivalents, mutual funds, cash surrender value of life insurance policies, term loans and short-term borrowings. The carrying value of these assets and liabilities approximate their fair value. The following tables summarize the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2017 and April 30, 2017 (in thousands):

	October 31, 2017
	Level 1	Level 2	Total
Financial Assets
Trading securities held in non-qualified compensation plans (1)	$3,858	$—	$3,858
Cash surrender value of life insurance policies (1)	—	75	75

Total	$3,858	$75	$3,933

Financial Liabilities
Non-qualified compensation plans (2)	$—	$4,329	$4,329
Interest rate swap derivatives	—	33	33

Total	$—	$4,362	$4,362

	April 30, 2017
	Level 1	Level 2	Total
Financial Assets
Trading securities held in non-qualified compensation plans (1)	$3,748	$—	$3,748
Cash surrender value of life insurance policies (1)	—	75	75

Total	$3,748	$75	$3,823

Financial Liabilities
Non-qualified compensation plans (2)	$—	$4,186	$4,186
Interest rate swap derivatives	—	62	62

Total	$—	$4,248	$4,248

(1)	The Company maintains two non-qualified compensation plans which include investment assets in a rabbi trust. These assets consist of marketable securities, which are valued using quoted market prices multiplied by the number of shares owned, and life insurance policies, which are valued at their cash surrender value.
(2)	Plan liabilities are equal to the individual participants’ account balances and other earned retirement benefits.

I. Share-based Compensation

The stockholders approved the 2017 Omnibus Incentive Plan (“2017 Plan”) on August 30, 2017, which enables the Company to grant a broad range of equity, equity-related, and non-equity types of awards, with potential recipients including directors, consultants and employees. This plan replaces the 2010 Stock Option Plan for Directors and the 2008 Key Employee Stock Option Plan. No new awards will be granted under the prior plans. All outstanding options granted under the prior plans will remain subject to and be paid under the prior plans. At the date of approval of the 2017 Plan there were 280,100 shares available for issuance under the prior plans. These shares and any outstanding awards that subsequently cease to be subject to such awards are available under the 2017 Plan. The 2017 Plan did not increase the total number of shares available for issuance under the Company’s equity compensation plans.

The Company issued restricted stock units (“RSUs”) under the 2017 Plan and recorded stock-based compensation expense of $40,000 during the three and six months ended October 31, 2017 in accordance with ASC 718. The RSUs include both a service and performance component vesting over a three year period. The recognized expense is based upon the vesting period for service criteria and estimated attainment of the performance criteria at the end of the three year period based on cumulative days incurred and remaining over the three year period. The remaining estimated compensation expense of $569,000 will be recorded over the remaining three year period.

J. Reclassifications

Certain 2016 amounts have been reclassified to conform to the 2017 presentation in the consolidated statements of cash flows. Such reclassifications had no impact on net earnings.

K. New Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). This update outlines a new comprehensive revenue recognition model that supersedes most current revenue recognition guidance and requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The FASB has issued several updates and/or practical expedients to ASU 2014-09. ASU 2014-09 and the subsequent updates and/or practical expedients to the standard will be effective for the Company during the first quarter of our fiscal year 2019 and we do not plan to early adopt. ASU 2014-09 provides two methods of adopting the standard: using either a full retrospective approach or modified retrospective approach. We expect to elect the modified retrospective approach of adopting the standard. We have conducted a preliminary assessment of how ASU 2014-09 is likely to affect us, identifying the Company’s revenue streams and performance obligations. Our contracts with customers currently may be for single performance obligations or for multiple performance obligations. Based on our preliminary assessment, we do not believe the new standard materially changes our accounting policy for these types of performance obligations. We have also conducted a preliminary evaluation of the impact the new standard will have on our existing policies, contracts, accounting processes, internal controls, reporting systems and disclosure processes and are in the process of identifying improvements and or enhancements that we will make to the aforementioned in preparing to comply with the new guidance. We continue to evaluate the implications of the new guidance and at this time do not believe the adoption of ASU 2014-09 will have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows.

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

L. Subsequent Events

On December 7, 2017, the Company experienced a criminal network cyber-attack that led to a disruption of its domestic operations, including manufacturing, engineering, administration, and sales operations. As of December 12, 2017 the Company had restored nearly all domestic operations. The Company has engaged third party experts, including a leading cybersecurity firm, to perform a forensic investigation of this attack. The Company has insurance coverage against recovery costs and business interruption resulting from cyber-attacks. However, the Company may have incurred, and may incur in the future, expenses and losses related to this attack that are not covered by insurance. The total amount of such expenses or losses, if any, cannot be estimated at this time.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s 2017 Annual Report to Stockholders contains management’s discussion and analysis of financial condition and results of operations as of and for the year ended April 30, 2017. The following discussion and analysis describes material changes in the Company’s financial condition since April 30, 2017. The analysis of results of operations compares the three and six months ended October 31, 2017 with the comparable periods of the prior year.

Results of Operations

Sales for the three months ended October 31, 2017 were $41,471,000, an increase of 14.2% from sales of $36,329,000 in the comparable period of the prior year. Domestic sales were $28,540,000, up from $28,211,000 in the comparable period of the prior year. International sales were $12,931,000, up from sales of $8,118,000 in the comparable period of the prior year, as sales were favorably impacted by shipments of a large Middle East order during the quarter.

Sales for the six months ended October 31, 2017 were $76,352,000, an increase of 2.4% from sales of $73,608,000 in the comparable period of the prior year. Domestic sales were $50,686,000, down from $57,846,000 in the comparable period of the prior year, as domestic orders from dealers were lower than the prior year period. International sales were $24,666,000, up from sales of $15,760,000 in the comparable period of the prior year due to the impact of the large order mentioned above.

The order backlog was $118.0 million at October 31, 2017, as compared to $113.5 million at April 30, 2017 and $101.1 million at October 31, 2016.

The gross profit margin for the three months ended October 31, 2017 was 19.1% of sales as compared to 19.6% of sales in the comparable quarter of the prior year. The decrease in the gross profit margin percent was primarily due to a shift in the product mix to lower value products in the current quarter versus the prior year second quarter. The gross profit margin for the six months ended October 31, 2017 was 19.6% of sales, as compared to 19.3% of sales in the comparable period of the prior year. The increase in the gross profit margin percent was primarily due to continued execution of the Company’s cost reduction and productivity improvement programs, partially offset by an unfavorable shift in product mix.

Operating expenses for the three months ended October 31, 2017 were $5,256,000, or 12.7% of sales, as compared to $4,816,000, or 13.3% of sales, in the comparable period of the prior year. The increase in operating expenses for the three months ended October 31, 2017 related primarily to increases in corporate governance expenses of $78,000, marketing expenses of $73,000, wages and incentive compensation of $120,000, depreciation expense of $28,000, bad debt expense of $41,000, and an increase of $139,000 in operating expenses for the Company’s International operations, partially offset by decreases in pension expense of $53,000 and professional services of $194,000 when compared to the prior period.

Operating expenses for the six months ended October 31, 2017 were $10,389,000, or 13.8% of sales, as compared to $9,894,000, or 13.4% of sales, in the comparable period of the prior year. The increase in operating expenses for the six months ended October 31, 2017 related primarily to increases in corporate governance expenses of $238,000, marketing expenses of $54,000, wages and incentive compensation of $192,000, depreciation expense of $ 24,000, bad debt expense of $22,000, and an increase of $165,000 in operating expenses for the Company’s International operations, partially offset by decreases in pension expense of $122,000 and professional services of $100,000 when compared to the prior period.

Interest expense was $89,000 and $148,000 for the three and six months ended October 31, 2017, as compared to $78,000 and $158,000 for the comparable periods of the prior year. The changes in interest expense in the current three and six month periods were attributable to changes in the borrowing levels.

Income tax expense of $978,000 and $792,000 was recorded for the three months ended October 31, 2017 and 2016, respectively.

The effective tax rates were 35.7% and 34.0% for the three months ended October 31, 2017 and 2016, respectively. The effective tax rate for the current period reflects an unfavorable adjustment to tax expense attributable to foreign tax consequences of dividend distributions of certain foreign subsidiaries.

Income tax expense of $1,583,000 and $1,562,000 was recorded for the six months ended October 31, 2017 and 2016, respectively. The effective tax rates were 34.9% and 35.3% for the six months ended October 31, 2017 and 2016, respectively. The effective tax rate for the prior period reflects an unfavorable adjustment to tax expense attributable to the domestic tax consequences of the earnings of certain foreign subsidiaries.

Noncontrolling interests related to the Company’s subsidiary not 100% owned by the Company reduced net earnings by $41,000 and $85,000 for the three and six months ended October 31, 2017, as compared to $51,000 and $81,000 for the comparable periods of the prior year. The change in the net earnings attributable to the noncontrolling interest in the current period was due to changes in earnings of the subsidiary in the related period.

Net earnings for $1,724,000, or $0.62 per diluted share, were reported for the three months ended October 31, 2017, compared to net earnings of $1,486,000, or $0.54 per diluted share, in the prior year period. Net earnings of $2,872,000, or $1.04 per diluted share, were reported for the six months ended October 31, 2017, compared to net earnings of $2,786,000, or $1.02 per diluted share, in the prior year period.

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

The Company had working capital of $34.2 million at October 31, 2017, compared to $32.9 million at April 30, 2017. The ratio of current assets to current liabilities was 2.1-to-1.0 at October 31, 2017, compared to 2.2-to-1.0 at April 30, 2017. At October 31, 2017, advances of $7.2 million were outstanding under the Company’s bank revolving credit facility, compared to advances of $3.5 million outstanding as of April 30, 2017. The Company had standby letters of credit outstanding of $4.2 million at October 31, 2017 and April 30, 2017. Amounts available under the $20 million revolving credit facility were $8.6 million and $12.3 million at October 31, 2017 and April 30, 2017, respectively. Total bank borrowings and interest rate swaps were $10.7 million at October 31, 2017, compared to $6.9 million at April 30, 2017.

The Company’s operations used cash of $2,113,000 during the six months ended October 31, 2017. Cash was primarily used for increases in receivables of $3,401,000 and inventories of $1,504,000, and a decrease in deferred revenue of $4,300,000, partially offset by cash provided by earnings and an increase in accounts payable and other accrued expenses of $3,514,000.

The Company’s operations provided cash of $2,206,000 during the six months ended October 31, 2016. Cash was primarily provided from earnings, an increase in deferred revenue of $330,000, and a decrease in accounts payable and other accrued expenses of $456,000, which was partially offset by an increase in receivables of $1,228,000 and an increase in inventories of $1,163,000.

During the six months ended October 31, 2017, the Company used net cash of $1,394,000 in investing activities, which included $1,437,000 for capital expenditures, offset by a $43,000 decrease in restricted cash. During the six months ended October 31, 2016, net cash of $1,844,000 was used in investing activities, which included $1,762,000 for capital expenditures and an $82,000 increase in restricted cash.

The Company’s financing activities provided cash of $2,852,000 during the six months ended October 31, 2017, primarily from an increase in short-term borrowings of $4,120,000, partially offset by cash dividends of $868,000 paid to stockholders, cash dividends of $74,000 paid to minority interest holders, and payments of $334,000 on long-term debt. The Company’s financing activities provided cash of $2,078,000 during the six months ended October 31, 2016, primarily from a $2,904,000 net increase in short-term borrowings, partially offset by cash dividends of $757,000 paid to stockholders, and payments of $210,000 on long-term debt.

Financial Outlook

As previously discussed (See Note L. to the financial statements), on December 7, 2017, the Company experienced a criminal network cyber-attack that led to a disruption of its domestic operations, including manufacturing, engineering, administration, and sales operations. As of December 12, 2017 the Company had restored nearly all domestic operations. The Company believes that the temporary production disruption will have an immaterial impact on sales and earnings for fiscal year 2018.

The Company’s ability to predict future demand for its products continues to be limited given its role as subcontractor or supplier to dealers for subcontractors. Demand for the Company’s products is also dependent upon the number of laboratory construction projects planned and/or current progress in projects already under construction. The Company’s earnings are also impacted by fluctuations in prevailing pricing for projects in the laboratory construction marketplace and increased costs of raw materials, including stainless steel, wood, and epoxy resin, and whether the Company is able to increase product prices to customers in amounts that correspond to such increases without materially and adversely affecting sales. Additionally, since prices are normally quoted on a firm basis in the industry, the Company bears the burden of possible increases in labor and material costs between the quotation of an order and delivery of a product. Looking forward the Company is optimistic that fiscal year 2018 will result in sales and earnings growth as our order backlog and opportunities in the marketplace remain strong.

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

In addition, on December 7, 2017, the Company experienced a criminal network cyber-attack that led to a disruption of its domestic operations. This attack is described in more detail in Note L to the financial statements and elsewhere in this quarterly report. Management is reviewing the matter, including conducting the forensic investigation described elsewhere in this report, and has not yet determined whether there is a related issue with its internal controls.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

Other than as set forth below, as of October 31, 2017 there have been no material changes to the risk factors faced by the Company from those previously disclosed in our Annual Report on Form 10-K for the year ended April 30, 2017.

Cybersecurity incidents could expose us to liability and damage our reputation and our business.

We collect, process, store, and transmit large amounts of data, and it is critical to our business strategy that our facilities and infrastructure remain secure and are perceived by the marketplace to be secure. Our information technology systems are essential to our efforts to manufacture our products, process customer sales transactions, manage inventory levels, conduct business with our suppliers and other business partners, and record, summarize and analyze the results of our operations. These systems contain, among other things, material operational, financial and administrative information related to our business. As with most companies there will always be some risk of physical or electronic break-ins, computer viruses, or similar disruptions.

In addition, we like all entities, are the target of cybercriminals who attempt to compromise our systems. From time to time, we experience threats and intrusions that may require remediation to protect sensitive information, including our intellectual property and personal information, and our overall business. Any physical or electronic break-in, computer virus, cybersecurity attack or other security breach or compromise of the information handled by us or our service providers may jeopardize the security or integrity of information in our computer systems and networks or those of our customers and cause significant interruptions in our and our customers’ operations.

Any systems and processes that we have developed that are designed to protect customer, associate and vendor information, intellectual property, and prevent data loss and other security attacks cannot provide absolute security. In addition, we may not successfully implement remediation plans to address all potential exposures. It is possible that we may have to expend additional financial and other resources to address these problems. Failure to prevent or mitigate data loss or other security incidents could expose us or our customers, associates and vendors to a risk of loss or misuse of such information, cause customers to lose confidence in our data protection measures, damage our reputation, adversely affect our operating results or result in litigation or potential liability for us. While we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber risks, this insurance coverage is subject to a retention amount and may not be applicable to a particular incident or otherwise may be insufficient to cover all our losses beyond any retention. Similarly, we expect to continue to make significant investments in our information technology infrastructure. The implementation of these investments may be more costly or take longer than we anticipate, or could otherwise adversely affect our business operations, which could negatively impact our financial position, results of operations or cash flows.

We recently experienced a network cyber-attack that disrupted our domestic operations.

On December 7, 2017, the Company experienced a criminal network cyber-attack that led to a disruption of its domestic operations, including manufacturing, engineering, administration, and sales operations. As of December 12, 2017 the Company had restored nearly all domestic operations. The Company has engaged third party experts, including a leading cybersecurity firm, to perform a forensic investigation of this attack. The Company has insurance coverage against recovery costs and business interruption resulting from cyber-attacks. However, the Company may have incurred, and may incur in the future, expenses and losses related to this attack that are not covered by insurance. The total amount of such expenses or losses, if any, cannot be estimated at this time.

Item 6.	Exhibits

10.1*	Kewaunee Scientific Corporation 2017 Omnibus Incentive Plan[1].

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	The referenced exhibit is a management contract or compensatory plan or arrangement.
1	Filed as Appendix A to the Kewaunee Scientific Corporation Proxy Statement for its Annual Meeting of Stockholders on August 30, 2017 (Commission File No. 0-5286) filed on July 21, 2017, and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEWAUNEE SCIENTIFIC CORPORATION (Registrant)

Date: December 15, 2017	By	/s/ Thomas D. Hull III
Thomas D. Hull III (As duly authorized officer and Vice President, Finance and Chief Financial Officer)