Form 10-Q
period 2018-01-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2018-03-09
CIK 55529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018

or

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

As of March 5, 2018, the registrant had outstanding 2,724,932 shares of Common Stock.

KEWAUNEE SCIENTIFIC CORPORATION

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2018

i

Part 1. Financial Information

Item 1.	Financial Statements

Kewaunee Scientific Corporation

Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three months ended January 31		Nine months ended January 31
	2018	2017	2018	2017
Net sales	$38,190	$30,371	$113,542	$103,979
Costs of products sold	29,836	25,339	90,456	84,704

Gross profit	8,354	5,032	23,086	19,275
Operating expenses	5,971	4,590	16,360	14,484

Operating earnings	2,383	442	6,726	4,791
Other income	179	120	524	358
Interest expense	(78)	(71)	(226)	(229)

Earnings before income taxes	2,484	491	7,024	4,920
Income tax expense	1,566	133	3,149	1,695

Net earnings	918	358	3,875	3,225
Less: net earnings attributable to the noncontrolling interest	35	17	120	98

Net earnings attributable to Kewaunee Scientific Corporation	$883	$341	$3,755	$3,127

Net earnings per share attributable to Kewaunee Scientific Corporation stockholders
Basic	$0.32	$0.13	$1.38	$1.16
Diluted	$0.31	$0.13	$1.35	$1.15
Weighted average number of common shares outstanding
Basic	2,722	2,711	2,717	2,703
Diluted	2,784	2,734	2,772	2,724

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three months ended January 31		Nine months ended January 31
	2018	2017	2018	2017
Net earnings	$918	$358	$3,875	$3,225

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	203	(63)	49	(232)
Change in fair value of cash flow hedge	12	35	30	53

Other comprehensive income (loss)	215	(28)	79	(179)

Comprehensive income, net of tax	1,133	330	3,954	3,046
Less: comprehensive income attributable to the noncontrolling interest	35	17	120	98

Comprehensive income attributable to Kewaunee Scientific Corporation	$1,098	$313	$3,834	$2,948

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Statement of Stockholders’ Equity

(Unaudited)

(in thousands, except share and per share amounts)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at April 30, 2017	$6,789	$2,695	$(53)	$39,771	$(6,319)	$42,883
Net earnings attributable to Kewaunee Scientific Corporation	—	—	—	3,755	—	3,755
Other comprehensive income	—	—	—	—	79	79
Cash dividends paid, $0.49 per share	—	—	—	(1,331)	—	(1,331)
Stock options exercised, 22,600 shares	28	(20)	—	—	—	8
Stock based compensation	4	272	—	—	—	276

Balance at January 31, 2018	$6,821	$2,947	$(53)	$42,195	$(6,240)	$45,670

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Balance Sheets

(in thousands, except per share amounts)

	January 31, 2018	April 30, 2017
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$9,178	$12,506
Restricted cash	1,493	1,435
Receivables, less allowance; $224; $191, on each respective date	30,843	29,889
Inventories	17,680	14,935
Prepaid expenses and other current assets	3,083	1,047

Total Current Assets	62,277	59,812
Property, plant and equipment, at cost	53,418	51,568
Accumulated depreciation	(39,588)	(37,541)

Net Property, Plant and Equipment	13,830	14,027
Deferred income taxes	2,519	3,158
Other	4,068	3,919

Total Other Assets	6,587	7,077

Total Assets	$82,694	$80,916

Liabilities and Equity
Current Liabilities:
Short-term borrowings and interest rate swaps	$4,778	$3,591
Current portion of long-term debt	1,167	918
Accounts payable	12,631	11,995
Employee compensation and amounts withheld	2,848	2,765
Deferred revenue	1,959	5,806
Other accrued expenses	2,667	1,852

Total Current Liabilities	26,050	26,927
Long-term debt	1,556	2,431
Accrued pension and deferred compensation costs	8,509	8,301
Other Non-Current Liabilities	486	—

Total Liabilities	36,601	37,659
Commitments and Contingencies
Stockholders’ Equity:
Common Stock, $2.50 par value, Authorized – 5,000 shares; Issued – 2,728 shares; 2,715 shares; – Outstanding – 2,725 shares; 2,712 shares, on each respective date	6,821	6,789
Additional paid-in-capital	2,947	2,695
Retained earnings	42,195	39,771
Accumulated other comprehensive loss	(6,240)	(6,319)
Common stock in treasury, at cost, 3 shares, on each date	(53)	(53)

Total Kewaunee Scientific Corporation Stockholders’ Equity	45,670	42,883
Noncontrolling interest	423	374

Total Equity	46,093	43,257

Total Liabilities and Equity	$82,694	$80,916

See accompanying notes to consolidated financial statements.

Kewaunee Scientific Corporation

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine months ended January 31
	2018	2017
Cash flows from operating activities:
Net earnings	$3,875	$3,225
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation	2,104	1,960
Bad debt provision	71	(42)
Stock based compensation expense	276	150
Expense (benefit) for deferred income taxes	639	(12)
Change in assets and liabilities:
Increase (decrease) in receivables	(1,025)	2,090
Increase in inventories	(2,745)	(105)
Increase (decrease) in accounts payable and other accrued expenses	2,020	(1,189)
Decrease in deferred revenue	(3,847)	(237)
Other, net	(2,013)	11

Net cash (used in) provided by operating activities	(645)	5,851
Cash flows from investing activities:
Capital expenditures	(1,907)	(2,190)
Decrease (increase) in restricted cash	(58)	129

Net cash used in investing activities	(1,965)	(2,061)
Cash flows from financing activities:
Dividends paid	(1,331)	(1,163)
Dividends paid to holders of noncontrolling interest in subsidiaries	(74)	—
Proceeds from short-term borrowings	44,639	39,804
Repayments on short-term borrowings	(43,452)	(38,943)
Payments on long-term debt	(626)	(316)
Net proceeds from exercise of stock options	8	141

Net cash used in financing activities	(836)	(477)
Effect of exchange rate changes on cash and cash equivalents	118	(281)

(Decrease) increase in cash and cash equivalents	(3,328)	3,032
Cash and cash equivalents, beginning of period	12,506	5,222

Cash and cash equivalents, end of period	$9,178	$8,254

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

Deferred revenue consists of customer deposits and advance billings of the Company’s products where sales have not yet been recognized. Shipping and handling costs are included in costs of product sales. Because of the nature and quality of the Company’s products, any warranty issues are determined in a relatively short period after the sale and are infrequent in nature, and as such, warranty costs are immaterial to the Company’s consolidated financial position and results of operations and are expensed as incurred.

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

D. Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the three and nine month periods. Diluted earnings per share reflects the assumed exercise and conversion of restricted stock units and outstanding stock options under the Company’s Omnibus Incentive Plan, except when such awards have an anti-dilutive effect. There were no antidilutive awards outstanding at January 31, 2018. Stock options to purchase 39,200 shares were not included in the computation of diluted earnings per share for the three and nine month periods ended January 31, 2017, because the option exercise prices were greater than the average market price of the common shares during the quarter, and accordingly, such stock options would have an antidilutive effect.

E. Inventories

Inventories consisted of the following (in thousands):

	January 31, 2018	April 30, 2017
Finished products	$3,778	$3,179
Work in process	2,133	1,950
Raw materials	11,769	9,806

	$17,680	$14,935

The Company uses the last-in, first-out (LIFO) method of valuing inventory for its domestic operations, which represents $15,833,000 of inventory at January 31, 2018 and $12,730,000 at April 30, 2017. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs, and are subject to the final year-end LIFO inventory valuation. The Company’s international subsidiaries’ inventories were $1,847,000 at January 31, 2018 and $2,205,000, at April 30, 2017, measured using the first-in, first-out (“FIFO”) method at the lower of cost and net realizable value.

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

The following table provides financial information by business segments for the three and nine months ended January 31, 2018 and 2017 (in thousands):

	Domestic Operations	International Operations	Corporate / Eliminations	Total
Three months ended January 31, 2018
Revenues from external customers	$29,734	$8,456	$—	$38,190
Intersegment revenues	1,145	1,361	(2,506)	—
Earnings (loss) before income taxes	2,959	1,363	(1,838)	2,484
Three months ended January 31, 2017
Revenues from external customers	$25,313	$5,058	$—	$30,371
Intersegment revenues	344	538	(882)	—
Earnings (loss) before income taxes	563	943	(1,015)	491

	Domestic Operations	International Operations	Corporate/ Eliminations	Total
Nine months ended January 31, 2018
Revenues from external customers	$80,420	$33,122	$—	$113,542
Intersegment revenues	10,298	3,291	(13,589)	—
Earnings (loss) before income taxes	7,720	4,019	(4,715)	7,024
Nine months ended January 31, 2017
Revenues from external customers	$83,161	$20,818	$—	$103,979
Intersegment revenues	3,781	2,936	(6,717)	—
Earnings (loss) before income taxes	5,580	3,010	(3,670)	4,920

G. Defined Benefit Pension Plans

The Company has non-contributory defined benefit pension plans covering substantially all domestic salaried and hourly employees. These plans were amended as of April 30, 2005; no further benefits have been, or will be, earned under the plans, subsequent to the amendment date, and no additional participants will be added to the plans. Company contributions of $600,000 were paid to the plans during the nine months ended January 31, 2018, and the Company does not expect any contributions to be paid to the plans during the remainder of the fiscal year. Contributions of $555,000 were paid to the plans during the nine months ended January 31, 2017. The Company assumed an expected long-term rate of return of 7.75% for the period ended January 31, 2018 as compared to 8.0% for the period ended January 31, 2017. Pension expense consisted of the following (in thousands):

	Three months ended January 31, 2018	Three months ended January 31, 2017
Service cost	$-0-	$-0-
Interest cost	219	232
Expected return on plan assets	(328)	(311)
Recognition of net loss	283	314

Net periodic pension expense	$174	$235

	Nine months ended January 31, 2018	Nine months ended January 31, 2017
Service cost	$-0-	$-0-
Interest cost	687	695
Expected return on plan assets	(984)	(932)
Recognition of net loss	849	942

Net periodic pension expense	$522	$705

H. Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and equivalents, mutual funds, cash surrender value of life insurance policies, term loans and short-term borrowings. The carrying value of these assets and liabilities approximate their fair value. The following tables summarize the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of January 31, 2018 and April 30, 2017 (in thousands):

	January 31, 2018
	Level 1	Level 2	Total
Financial Assets
Trading securities held in non-qualified compensation plans (1)	$3,994	$—	$3,994
Cash surrender value of life insurance policies (1)	—	75	75

Total	$3,994	$75	$4,069

Financial Liabilities
Non-qualified compensation plans (2)	$—	$4,472	$4,472
Interest rate swap derivatives	—	14	14

Total	$—	$4,486	$4,486

	April 30, 2017
	Level 1	Level 2	Total
Financial Assets
Trading securities held in non-qualified compensation plans (1)	$3,748	$—	$3,748
Cash surrender value of life insurance policies (1)	—	75	75

Total	$3,748	$75	$3,823

Financial Liabilities
Non-qualified compensation plans (2)	$—	$4,186	$4,186
Interest rate swap derivatives	—	62	62

Total	$—	$4,248	$4,248

(1)	The Company maintains two non-qualified compensation plans which include investment assets in a rabbi trust. These assets consist of marketable securities, which are valued using quoted market prices multiplied by the number of shares owned, and life insurance policies, which are valued at their cash surrender value.
(2)	Plan liabilities are equal to the individual participants’ account balances and other earned retirement benefits.

I. Share-based Compensation

The stockholders approved the 2017 Omnibus Incentive Plan (“2017 Plan”) on August 30, 2017, which enables the Company to grant a broad range of equity, equity-related, and non-equity types of awards, with potential recipients including directors, consultants and employees. This plan replaces the 2010 Stock Option Plan for Directors and the 2008 Key Employee Stock Option Plan. No new awards will be granted under the prior plans. All outstanding options granted under the prior plans will remain subject to the prior plans. At the date of approval of the 2017 Plan there were 280,100 shares available for issuance under the prior plans. These shares and any outstanding awards that subsequently cease to be subject to such awards are available under the 2017 Plan. The 2017 Plan did not increase the total number of shares available for issuance under the Company’s equity compensation plans.

The Company issued restricted stock units (“RSUs”) under the 2017 Plan and recorded stock-based compensation expense of $60,000 and $100,000 during the three and nine months ended January 31, 2018 in accordance with ASC 718, “Compensation—Stock Compensation.” The RSUs include both a service and performance component vesting over a three year period. The recognized expense is based upon the vesting period for service criteria and estimated attainment of the performance criteria at the end of the three year period based on cumulative days incurred and remaining over the three year period. The remaining estimated compensation expense of $510,000 will be recorded over the remaining three year period.

J. Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was signed into law. The 2017 Tax Act includes a broad range of tax reform provisions affecting businesses, including lower corporate tax rates, changes in business deductions, and international tax provisions. In response to the 2017 Tax Act, the U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations where a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. SAB 118 provides that the measurement period is complete when a company’s accounting is complete and that the measurement period shall not extend beyond one year from the enactment date. SAB 118 provides guidance for registrants under three scenarios: (i) measurement of certain income tax effects is complete, (ii) measurement of certain income tax effects can be reasonably estimated, and (iii) measurement of certain income tax effects cannot be reasonably estimated.

The 2017 Tax Act lowered the federal statutory tax rate from 35% to 21%. As the Company has a fiscal year ending April 30, it is subject to a blended tax rate for the current fiscal year. Therefore, a blended rate of 29.73% was computed as the federal statutory rate for this year.

The Company has analyzed the income tax effects of the 2017 Tax Act and determined that (ii) measurement of the income tax effects can be reasonably estimated, and, as such, provisional amounts have been recorded. The Company believes that all provisional amounts reflected in its financial statements are based on the best estimates that can be made at this time. The Company will continue to analyze all impacts of the 2017 Tax Act and will update provisional amounts as required. The Company recognized income tax expense of $1,566,000 and $3,149,000 for the three and nine months ended January 31, 2018. The effective tax rate was 63.0% and 44.8% for the three and nine months ended January 31, 2018.

In accordance with ASC 740, ”Income Taxes”, which requires deferred taxes to be re-measured in the year of an income tax rate change, the Company recorded a provisional discrete deferred income tax expense of $587,000 in the three months ended January 31, 2018 as a result of applying a lower U.S. federal income tax rate to the Company’s net deferred tax assets.

The Company revalued the U.S. deferred tax balances based on the tax rates effective for the following fiscal year at the new federal rate of 21% for amounts that are not expected to reverse during the current fiscal year and revalued the deferred tax balances expected to reverse in the current fiscal year at the Company’s current fiscal year blended rate of 29.73%. The Company has not yet completed the revaluation of the deferred tax balances due to estimates which are being used during interim periods until finalization of the balances can occur at the Company’s fiscal year end.

The 2017 Tax Act also includes a one-time transition tax on accumulated unrepatriated foreign earnings. In the three months ended January 31, 2018, the Company recorded a provisional discrete current income tax expense of $528,000 on accumulated unrepatriated foreign earnings, including estimates for foreign earnings through April 30, 2018. In addition, the Company has not yet completed the calculation of the related income tax pools for its foreign subsidiaries. The Company is entitled to elect to pay the one-time transition tax over a period of eight years. The Company intends to make this election and has recorded $486,000 of the provisional expense as other non-current liabilities in the Company’s Consolidated Balance Sheet for January 31, 2018. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations.

The Company is currently in the process of evaluating the new Global Intangible Low-Taxed Income (“GILTI”) provisions and has not yet elected an accounting policy with respect to whether to reflect GILTI in its deferred tax calculations or not. Therefore, the Company has not made any adjustments related to the GILTI tax in its financial statements. Under the SEC guidance noted above, the Company will continue to analyze and assess the effects of the GILTI provisions of the Act.

The Company anticipates future impacts at a U.S., state and local tax level related to the 2017 Tax Act as statutory and interpretive guidance is not available from applicable tax authorities needed to reasonably estimate the impact. Consequently, the Company has not recorded provisional amounts for this statutory and interpretive guidance and has continued to apply ASC 740 based on the provisions of the tax laws that were in effect immediately prior to the 2017 Tax Act enactment.

K. Reclassifications

Certain 2017 amounts have been reclassified to conform to the 2018 presentation in the consolidated statements of cash flows. Such reclassifications had no impact on net earnings.

L. New Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). This update outlines a new comprehensive revenue recognition model that supersedes most current revenue recognition guidance and requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The FASB has issued several updates and/or practical expedients to ASU 2014-09. ASU 2014-09 and the subsequent updates and/or practical expedients to the standard will be effective for the Company during the first quarter of our fiscal year 2019 and we do not plan to early adopt. ASU 2014-09 provides two methods of adopting the standard: using either a full retrospective approach or modified retrospective approach. We expect to elect the modified retrospective approach of adopting the standard. We have conducted an assessment of how ASU 2014-09 is likely to affect us, identifying the Company’s revenue streams and performance obligations. Our contracts with customers currently may be for single performance obligations or for multiple performance obligations. Based on our assessment, we do not believe the new standard significantly changes our accounting policy for these types of performance obligations. We have also evaluated the impact the new standard will have on our existing policies, contracts, accounting processes, internal controls, reporting systems and disclosure processes. We have begun implementing improvements and or enhancements to our business processes to support the implementation of the standard. We currently have not identified an improvement or enhancement that we would conclude would be a significant change to our internal control environment. Based on the evaluation and implementation efforts completed to date, we believe the adoption of ASU 2014-09 will not have a significant impact on the Company’s consolidated financial position, results of operations, equity or cash flows.

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

The Company’s 2017 Annual Report to Stockholders contains management’s discussion and analysis of financial condition and results of operations as of and for the year ended April 30, 2017. The following discussion and analysis describes material changes in the Company’s financial condition since April 30, 2017. The analysis of results of operations compares the three and nine months ended January 31, 2018 with the comparable periods of the prior year.

Results of Operations

Sales for the three months ended January 31, 2018 were $38,190,000, an increase of 25.7% from sales of $30,371,000 in the comparable period of the prior year. Domestic sales were $29,734,000, an increase of 17.5% from sales of $25,313,000 in the comparable period of the prior year. International sales were $8,456,000, an increase of 67.2% from sales of $5,058,000 in the comparable period of the prior year. The increase in sales was due to strength in the laboratory, healthcare, and technical furniture products in the US, Middle East, Indian and Asian markets with sales in each of these markets exceeding the prior period third quarter.

Sales for the nine months ended January 31, 2018 were $113,542,000, an increase of 9.2% from sales of $103,979,000 in the comparable period of the prior year. Domestic sales were $80,420,000, down from $83,161,000 in the comparable period of the prior year, as domestic orders from dealers were lower than the prior year period. International sales were $33,122,000, up from sales of $20,818,000 in the comparable period of the prior year due to the impact of a large order being delivered to a customer in the Middle East.

The order backlog was $116.1 million at January 31, 2018, as compared to $113.5 million at April 30, 2017 and $106.9 million at January 31, 2017. Incoming orders continued to be strong in all of the Company’s key markets, increasing the order backlog year-over-year.

The gross profit margin for the three months ended January 31, 2018 was 21.9% of sales as compared to 16.6% of sales in the comparable quarter of the prior year. The increase in the gross profit margin percent was primarily due to improved operating leverage from the increased sales volume as well as more profitable product mix than in the prior third quarter.

The gross profit margin for the nine months ended January 31, 2018 was 14.4% of sales, as compared to 13.9% of sales in the comparable period of the prior year. The increase in the gross profit margin percent was primarily due to continued execution of the Company’s cost reduction and productivity improvement programs, and a favorable shift in product mix.

Operating expenses for the three months ended January 31, 2018 were $5,971,000, or 15.6% of sales, as compared to $4,590,000, or 15.1% of sales, in the comparable period of the prior year. The increase in operating expenses for the three months ended January 31, 2018 related primarily to increases in marketing expense of $89,000, compensation expense of $483,000, bad debt expense of $91,000, International operating expenses of $267,000, corporate governance expenses of $81,000 and professional services $194,000, partially offset by a decrease in pension expense of $61,000.

Operating expenses for the nine months ended January 31, 2018 were $16,360,000, or 14.4% of sales, as compared to $14,484,000, or 13.9% of sales, in the comparable period of the prior year. The increase in operating expenses for the nine months ended January 31, 2018 related primarily to increases in marketing expense of $144,000, compensation expense of $676,000, bad debt expense of $113,000, International operating expenses of $432,000, corporate governance expenses of $319,000 and professional services of $78,000, partially offset by a decrease in pension expense $183,000.

Interest expense was $78,000 and $226,000 for the three and nine months ended January 31, 2018, as compared to $71,000 and $229,000 for the comparable periods of the prior year. The changes in interest expense in the current three and nine month periods were attributable to changes in the borrowing levels.

Income tax expense of $1,566,000 and $133,000 was recorded for the three months ended January 31, 2018 and 2017, respectively. The effective tax rates were 63.0% and 27.1% for the three months ended January 31, 2018 and 2017, respectively. Our effective tax rate increased in the third quarter of fiscal year 2018, compared to the prior year period, primarily due to the effect of the enactment of the Tax Cuts and Jobs Act, which was signed into law on December 22, 2017. Two provisions of the new law had an immediate impact. First, the U.S. corporate tax rate was reduced from 35% to 21%. This rate reduction required the Company to re-measure our net deferred tax assets assuming a future tax benefit at the new lower 21% rate. The estimated discrete impact of this re-measurement of our net deferred tax assets recorded for the three months ended January 31, 2018 was $587,000. Second, as part of the transition to a modified territorial system, the new law imposes a one-time transition tax on the unremitted earnings of our foreign subsidiaries. The estimated discrete impact of this one-time transition tax recorded for the three months ended January 31, 2018 was $528,000. The Company intends to elect to pay this tax over an 8-year period.

Income tax expense of $3,149,000 and $1,695,000 was recorded for the nine months ended January 31, 2018 and 2017, respectively. The effective tax rates were 44.8% and 34.5% for the nine months ended January 31, 2018 and 2017, respectively.

Noncontrolling interests related to the Company’s subsidiary not 100% owned by the Company reduced net earnings by $35,000 and $120,000 for the three and nine months ended January 31, 2018, as compared to $17,000 and $98,000 for the comparable periods of the prior year. The change in the net earnings attributable to the noncontrolling interest in the current period was due to changes in earnings of the subsidiary in the related period.

Net earnings of $883,000, or $0.31 per diluted share, were reported for the three months ended January 31, 2018, compared to net earnings of $341,000, or $0.13 per diluted share, in the prior year period. Net earnings of $3,755,000, or $1.35 per diluted share, were reported for the nine months ended January 31, 2018, compared to net earnings of $3,127,000, or $1.15 per diluted share, in the prior year period.

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

The Company had working capital of $36.2 million at January 31, 2018, compared to $32.9 million at April 30, 2017. The ratio of current assets to current liabilities was 2.4-to-1.0 at January 31, 2018, compared to 2.2-to-1.0 at April 30, 2017. At January 31, 2018, advances of $4.5 million were outstanding under the Company’s bank revolving credit facility, compared to advances of $3.5 million outstanding as of April 30, 2017. The Company had standby letters of credit outstanding of $4.2 million at January 31, 2018 and April 30, 2017. Amounts available under the $20 million revolving credit facility were $11.3 million and $12.3 million at January 31, 2018 and April 30, 2017, respectively. Total bank borrowings and interest rate swaps were $7.5 million at January 31, 2018, compared to $6.9 million at April 30, 2017.

The Company’s operations used cash of $645,000 during the nine months ended January 31, 2018. Cash was primarily used to support an increase in receivables of $1,025,000 and inventories of $2,745,000, and a decrease in deferred revenue of $3,847,000, partially offset by cash provided by earnings and an increase in accounts payable and other accrued expenses of $2,020,000. The Company’s operations provided cash of $5,851,000 during the nine months ended January 31, 2017. Cash was primarily provided from earnings, and a decrease in receivables of $2,090,000, partially offset by an increase in accounts payable and other accrued expenses of $1,189,000.

During the nine months ended January 31, 2018, the Company used net cash of $1,965,000 in investing activities, which included $1,907,000 for capital expenditures, and a $58,000 increase in restricted cash. During the nine months ended January 31, 2017, net cash of $2,061,000 was used in investing activities, which included $2,190,000 for capital expenditures, offset by a $129,000 decrease in restricted cash.

The Company’s financing activities used cash of $836,000 during the nine months ended January 31, 2018, primarily for cash dividends of $1,331,000 paid to stockholders, cash dividends of $74,000 paid to minority interest holders, and payments of $626,000 on long-term debt, partially offset by an increase in net short-term borrowings of $1,187,000. The Company’s financing activities used cash of $477,000 during the nine months ended January 31, 2017, primarily for cash dividends of $1,163,000 and payments on long-term debt of $316,000, partially offset by an increase in short-term borrowings of $861,000.

Financial Outlook

As disclosed in the Company’s Report on Form 10-Q for the period ended October 31, 2017, on December 7, 2017, the Company experienced a criminal network cyber-attack that led to a disruption of its domestic operations, including manufacturing, engineering, administration, and sales operations. The temporary production disruption had an immaterial impact on sales and earnings for the period ended January 31, 2018, and the Company believes it will have an immaterial impact for the remainder of the fiscal year. The Company’s ability to predict future demand for its products continues to be limited given its role as subcontractor or supplier to dealers for subcontractors. Demand for the Company’s products is also dependent upon the number of laboratory construction projects planned and/or current progress in projects already under construction. The Company’s earnings are also impacted by fluctuations in prevailing pricing for projects in the laboratory construction marketplace and increased costs of raw materials, including stainless steel, wood, and epoxy resin, and whether the Company is able to increase product prices to customers in amounts that correspond to such increases without materially and adversely affecting sales. Additionally, since prices are normally quoted on a firm basis in the industry, the Company bears the burden of possible increases in labor and material costs between the quotation of an order and delivery of a product. Looking forward the Company is optimistic that fiscal year 2018 will result in sales and earnings growth as our order backlog and opportunities in the marketplace remain strong.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This report contains statements that the Company believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report, including statements regarding the Company’s future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “predict,” “believe” and similar words, expressions and variations of these words and expressions are intended to identify forward-looking statements. All forward-looking statements are subject to important factors, risks, uncertainties and assumptions, including industry and economic conditions that could cause actual results to differ materially from those described in the forward-looking statements. Such factors, risks, uncertainties and assumptions include, but are not limited to, competitive and general economic conditions, both domestically and internationally; changes in customer demands; dependence on customers’ required delivery schedules; risks related to fluctuations in the Company’s operating results from quarter to quarter; risks related to international operations, including foreign currency fluctuations; changes in the legal and regulatory environment; changes in raw materials and commodity costs; and acts of terrorism, war, governmental action, natural disasters and other Force Majeure events. Many important factors that could cause such a difference are described under the caption “Risk Factors” in Item 1A in the Company’s 2017 Annual Report on Form 10-K, and under the caption “Risk Factors” in Part II, Item 1A of both this report and the Company’s Report on Form 10-Q for the period ended October 31, 2017. These forward-looking statements speak only as of the date of this document. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

In addition, as disclosed in the Company’s Form 10-Q for the period ended October 31, 2017, on December 7, 2017, the Company experienced a criminal network cyber-attack that led to a disruption of its domestic operations, including manufacturing, engineering, administration, and sales operations. The Company engaged a leading cybersecurity firm to perform a forensic investigation of this attack and as a result of the investigation has identified a material weakness in its logical access control over its IT systems. We currently expect to complete remediation of this material weakness by April 30, 2018.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

Other than as set forth below, as of January 31, 2018 there have been no material changes to the risk factors faced by the Company from those previously disclosed in our Annual Report on Form 10-K for the year ended April 30, 2017, and in our Quarterly Report on Form 10-Q for the period ended October 31, 2017.

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

As disclosed in our Form 10-Q for the period ended October 31, 2017, on December 7, 2017, the Company experienced a criminal network cyber-attack that led to a disruption of its domestic operations, including manufacturing, engineering, administration, and sales operations. As of December 12, 2017 the Company had restored its domestic operations. The Company engaged third party experts, including a leading cybersecurity firm, to perform a forensic investigation of this attack and as a result of the investigation has identified a material weakness in internal control over financial reporting relating to its logical access control over its IT systems. While the Company currently expects to complete remediation of this weakness by April 30, 2018, there can be no assurance that such remediation will be completed by such date. The Company has insurance coverage against recovery costs and business interruption resulting from cyber-attacks. However, the Company may have incurred, and may incur in the future, expenses and losses related to this attack that are not covered by insurance.

Item 6.	Exhibits

10.68B*	Amendment No. Two to the Kewaunee Scientific Corporation 401Plus Executive Deferred Compensation Plan.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	The referenced exhibit is a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEWAUNEE SCIENTIFIC CORPORATION (Registrant)

Date: March 9, 2018	By	/s/ Thomas D. Hull III
Thomas D. Hull III (As duly authorized officer and Vice President, Finance and Chief Financial Officer)