Form 10-K
period 2018-04-30
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2018-07-20
CIK 55529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2018

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

The aggregate market value of shares of voting stock held by non-affiliates of the registrant was approximately $63,721,753 based on the last reported sale price of the registrant’s Common Stock on October 31, 2017, the last business day of the registrant’s most recently completed second fiscal quarter. Only shares beneficially owned by directors of the registrant (excluding shares subject to options) and each person owning more than 10% of the outstanding Common Stock of the registrant were excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of July 11, 2018, the registrant had outstanding 2,741,179 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: Those portions of the Company’s proxy statement for use in connection with Kewaunee Scientific Corporation’s annual meeting of stockholders to be held on August 29, 2018, indicated in this report are incorporated by reference into Part III hereof.

PART I

Item 1. Business

GENERAL

Kewaunee Scientific Corporation was founded in 1906, incorporated in Michigan in 1941, became publicly-held in 1968, and was reincorporated in Delaware in 1970. Our principal business is the design, manufacture, and installation of laboratory, healthcare, and technical furniture and infrastructure products. Our products include steel, wood, and laminate furniture, fume hoods, biological safety cabinets, laminar flow and ductless hoods, adaptable modular and column systems, moveable workstations and carts, epoxy resin worksurfaces, sinks, and accessories and related design services.

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

Our business is not generally cyclical, although domestic sales are sometimes lower during our third quarter because of slower construction activity in certain areas of the country during the winter months. Sales for three of the Company’s domestic dealers represented in the aggregate approximately 33%, 38%, and 40% of the Company’s sales in fiscal years 2018, 2017, and 2016, respectively. Loss of all or part of our sales to a large customer would have a material effect on our revenues and profits.

Our order backlog at April 30, 2018 was $116.3 million, as compared to $113.5 million at April 30, 2017 and $100.5 million at April 30, 2016. Based on scheduled shipment dates and past experience, we estimate that more than 90% of our order backlog at April 30, 2018 will be shipped during fiscal year 2019. However, it may reasonably be expected that delays in shipments will occur because of customer rescheduling or delay in completion of projects which involve the installation of our products.

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

RESEARCH AND DEVELOPMENT

The amount spent and expensed by us during the fiscal year ended April 30, 2018 on research and development activities related to new or redesigned products was $1,537,000. The amounts spent for similar purposes in the fiscal years ended April 30, 2017 and 2016 were $1,163,000 and $1,167,000, respectively.

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

EMPLOYEES

At April 30, 2018, the Company had the following number of full-time employees:

588 (Domestic); 232 (International).

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

Disruptions in the financial markets have historically created, and may continue to create, uncertainty in economic conditions that may adversely affect our customers and our business.

The financial markets in the United States, Europe and Asia have in the past been, and may in the future be, volatile. The tightening of credit in financial markets, worsening of economic conditions, a prolonged global, national or regional economic recession or other similar events could have a material adverse effect on the demand for our products and on our sales, pricing and profitability. We are unable to predict the likely occurrence or duration of these adverse economic conditions and the impact these events may have on our operations and the laboratory furniture industry in general.

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

We have substantial sales to three of our domestic dealers. The combined sales to these three dealers accounted for approximately 33% of our sales in fiscal year 2018. Loss of all or a part of our sales to a large customer would have a material effect on our revenues and profits.

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

International laws and regulations, construction customs, standards, techniques and methods differ from those in the United States. Significant challenges of conducting business in foreign countries include, among other factors, geopolitical tensions, local acceptance of our products, political instability, currency controls, changes in import and export regulations, changes in tariff and freight rates and fluctuations in foreign exchange rates.

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

We are subject to other risks that might also cause our actual results to vary materially from our forecasts, targets, or projections, including:

•	Failing to anticipate the need for, appropriately invest in and effectively manage the human, information technology and logistical resources necessary to support our business, including managing the costs associated with such resources;

•	Increased costs, and the need to devote additional resources to comply with more stringent SEC reporting requirements if we become an “accelerated filer” under applicable SEC rules;

•	Failing to generate sufficient future positive operating cash flows and, if necessary, secure adequate external financing to fund our growth; and

•	Interruptions in service by common carriers that ship goods within our distribution channels.

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

In addition, we, like all entities, are the target of cybercriminals who attempt to compromise our systems. From time to time, we experience threats and intrusions that may require remediation to protect sensitive information, including our intellectual property and personal information, and our overall business. Any physical or electronic break-in, computer virus, cybersecurity attack or other security breach or compromise of the information handled by us or our service providers may jeopardize the security or integrity of information in our computer systems and networks or those of our customers and cause significant interruptions in our and our customers’ operations.

Any systems and processes that we have developed that are designed to protect customer, associate and vendor information, and intellectual property, and to prevent data loss and other security attacks, cannot provide absolute security. In addition, we may not successfully implement remediation plans to address all potential exposures. It is possible that we may have to expend additional financial and other resources to address these problems. Failure to prevent or mitigate data loss or other security incidents could expose us or our customers, associates and vendors to a risk of loss or misuse of such information, cause customers to lose confidence in our data protection measures, damage our reputation, adversely affect our operating results or result in litigation or potential liability for us. While we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber risks, this insurance coverage is subject to a retention amount and may not be applicable to a particular incident or otherwise may be insufficient to cover all our losses beyond any retention. Similarly, we expect to continue to make continued investments in our information technology infrastructure. The implementation of these investments may be more costly or take longer than we anticipate, or could otherwise adversely affect our business operations, which could negatively impact our financial position, results of operations or cash flows.

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

Item 2. Properties

We own and operate three adjacent manufacturing facilities in Statesville, North Carolina. These facilities also house our corporate offices, as well as sales and marketing, administration, engineering and drafting personnel. These facilities together comprise 413,000 square feet and are located on 20 acres of land. In addition, we lease our primary distribution facility and other warehouse facilities totaling 376,000 square feet in Statesville, North Carolina. We lease sales offices in Naperville, Illinois; Branchburg, New Jersey; Shanghai, China; and Singapore. In Bangalore, India we lease and operate a manufacturing facility comprising 83,000 square feet and a facility comprising 16,000 square feet that houses sales and administrative offices. We believe our facilities are suitable for their respective uses and are adequate for our current needs.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018
High	$25.75	$31.20	$30.67	$34.95
Low	$22.75	$25.10	$24.56	$25.15
Close	$25.37	$28.50	$28.80	$34.95

2017
High	$20.89	$26.83	$27.60	$25.50
Low	$16.20	$20.68	$21.20	$20.95
Close	$20.25	$22.36	$25.20	$22.90

As of July 11, 2018, we estimate there were approximately 1,470 holders of our common shares, of which 139 were stockholders of record. We paid cash dividends per share of $0.66, $0.58, and $0.51 for fiscal years 2018, 2017, and 2016, respectively. We expect to pay dividends in the future in line with our actual and anticipated future operating results.

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

	Years Ended April 30
$ and shares in thousands, except per share amounts	2018	2017	2016
OPERATING STATEMENT DATA:
Net sales	$158,050	$138,558	$128,626
Costs of products sold	126,030	111,951	104,918

Gross profit	32,020	26,607	23,708
Operating expenses	22,934	20,065	18,010

Operating earnings	9,086	6,542	5,698
Other income, net	693	496	347
Interest expense	(299)	(292)	(306)

Earnings before income taxes	9,480	6,746	5,739
Income tax expense	4,115	2,126	1,862

Net earnings	5,365	4,620	3,877
Less: net earnings attributable to noncontrolling interest	177	105	75

Net earnings attributable to Kewaunee Scientific Corporation	$5,188	$4,515	$3,802

Weighted average shares outstanding:
Basic	2,720	2,705	2,667
Diluted	2,777	2,726	2,687

PER SHARE DATA:
Net earnings attributable to Kewaunee Scientific Corporation Stockholders
Basic	$1.91	$1.67	$1.43
Diluted	$1.87	$1.66	$1.42
Cash dividends	$0.66	$0.58	$0.51
Year-end book value	$17.22	$16.14	$14.24

	As of April 30
$ in thousands	2018	2017	2016
BALANCE SHEET DATA:
Current assets	$63,504	$59,812	$50,957
Current liabilities	27,562	26,927	20,950
Net working capital	35,942	32,885	30,007
Net property, plant and equipment	14,661	14,027	14,118
Total assets	84,358	80,916	72,405
Total borrowings/long-term debt	6,316	6,940	7,588
Kewaunee Scientific Corporation Stockholders’ equity	$47,059	$42,883	$38,242

OTHER DATA:
Capital expenditures	$3,395	$2,611	$2,187
Year-end stockholders of record	139	154	153
Year-end full-time employees (Domestic)	588	549	487
Year-end full-time employees (International)	232	196	195

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

INTRODUCTION

Kewaunee Scientific Corporation is a recognized leader in the design, manufacture and installation of laboratory, healthcare and technical furniture products. The Company’s corporate headquarters are located in Statesville, North Carolina. Direct sales offices are located in the United States, India, Singapore, and China. Three manufacturing facilities are located in Statesville serving the domestic and international markets, and one manufacturing facility is located in Bangalore, India serving the local, Middle East and Asian markets. Kewaunee Scientific Corporation’s website is located at www.kewaunee.com.

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

Revenue Recognition

A portion of our product sales result from fixed-price construction contracts. In these instances, we are usually in the role of a subcontractor, but in some cases may enter into a contract directly with the end-user of the products. Our contract arrangements normally do not contain a general right of return relative to the delivered items. The Company utilizes either the percentage of completion or completed contract method based on facts and circumstances of individual contracts. Sales resulting from fixed-price construction contracts are generated under multiple-element arrangements that require separate units of accounting and estimates regarding the fair value of individual elements. The Company has determined that its multiple-element arrangements that qualify as separate units of accounting are (1) product sales and (2) installation services. There is objective and reliable evidence of fair value for both the product sales and installation services, and allocation of arrangement consideration for each of these units is based on their relative fair values. Each of these elements represents individual units of accounting, as the delivered item has value to a customer on a stand-alone basis. The Company’s products are regularly sold on a stand-alone basis to customers which provides objective evidence of the fair value of the product portion of the multi-element contract and thus represents the Company’s best estimate of selling price. The fair value of installation services is separately calculated using expected costs of installation services. Many times the value of installation services is calculated using price quotations from subcontractors to the Company, who perform installation services on a stand-alone basis. Assuming all other criteria for revenue recognition have been met, we recognize revenue for product sales at the date of shipment. Product sales resulting from purchase orders involve a purchase order received by us from our dealers or our stocking distributor. This category includes product sales for standard products, as well as products which require some customization. These sales are recognized under the terms of the purchase order which generally are freight on board (“FOB”) shipping point and do not include rights of return. Accordingly, these sales are recognized at the time of shipment.

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

Self-Insurance Reserves

The Company’s domestic operations are self-insured for employee health-care. The Company has purchased specific stop-loss insurance to limit claims above a certain amount. Estimated medical costs were accrued for claims incurred but not reported (“IBNR”) using assumptions based upon historical loss experiences. The Company’s exposure reflected in the self-insurance reserves varies depending upon market conditions in the insurance industry, availability of cost-effective insurance coverage, and actual claims versus estimated future claims.

RESULTS OF OPERATIONS

Sales for fiscal year 2018 were $158.1 million, an increase of 14% from fiscal year 2017 sales of $138.6 million. Domestic sales for fiscal year 2018 were $114.6 million, relatively flat compared to fiscal year 2017 sales of $113.1 million. International sales for fiscal year 2018 were $43.5 million, an increase of 71% from fiscal year 2017 sales of $25.5 million. The increase in International sales for fiscal year 2018 is primarily due to the continued strength in the Middle East, Indian and Asian Markets for our laboratory, healthcare, and technical furniture products.

Sales for fiscal year 2017 were $138.6 million, an increase of 8% from fiscal year 2016 sales of $128.7 million. Domestic sales for fiscal year 2017 were $113.1 million, an increase of 10.0% from fiscal year 2016 sales of $103.0 million. The increase in domestic sales was attributable to increased activity across our dealer and distribution networks as well as with end-users. International sales for fiscal year 2017 were $25.5 million, relatively unchanged from fiscal year 2016 sales of $25.6 million.

Our order backlog was $116.3 million at April 30, 2018, as compared to $113.5 million at April 30, 2017 and $100.5 million at April 30, 2016.

Gross profit represented 20.3%, 19.2% and 18.4% of sales in fiscal years 2018, 2017 and 2016, respectively. The increase in gross profit for fiscal year 2018 was primarily due to the benefits of increased manufacturing activity on fixed cost absorption and improvements in plant productivity combined with continued focus on cost savings initiatives. The increase in gross profit for fiscal year 2017 was primarily due to favorable operating leverage from higher volumes being produced and manufacturing productivity improvements.

Operating expenses were $22.9 million, $20.1 million and $18.0 million in fiscal years 2018, 2017 and 2016, respectively, and 14.5%, 14.5% and 14.0% of sales, respectively. The increase in operating expense dollars in fiscal year 2018 as compared to fiscal year 2017 is related primarily to increases in wages and benefits of $359,000, bad debt expense of $307,000, professional services of $167,000, incentive compensation of $606,000, corporate governance expense of $383,000 and an increase of $359,000 in operating expense for the Company’s International operations, partially offset by a decrease in pension expense of $246,000. The increase in operating expense dollars in fiscal year 2017 as compared to fiscal year 2016 is related primarily to increases in wages and benefits of $539,000, incentive compensation of $362,000, pension expense of $168,000, professional services of $261,000, sales and marketing of $297,000 and an increase of $667,000 in operating expense for the Company’s International operations, partially offset by decreases of bad debt expense of $37,000 and $678,000 of non-recurring expenses incurred in the prior fiscal year.

Other income was $693,000, $496,000 and $347,000 in fiscal years 2018, 2017 and 2016, respectively. The increase in other income in fiscal year 2018 was primarily due to an increase in interest income from cash on hand at the international subsidiaries. The increase in other income in fiscal year 2017 was primarily due to an increase in interest income from cash on hand at the international subsidiaries.

Interest expense was $299,000, $292,000 and $306,000 in fiscal years 2018, 2017 and 2016, respectively. The increase in interest expense for fiscal year 2018 was primarily due to increases in interest rate, partially offset by lower levels of bank borrowings. The decrease in interest expense for fiscal year 2017 was primarily due to lower levels of bank borrowings.

Income tax expense was $4,115,000, $2,126,000 and $1,862,000 in fiscal years 2018, 2017 and 2016, respectively, or 43.4%, 31.5% and 32.4% of pretax earnings, respectively. Our effective tax rate increased in fiscal year 2018, primarily due to the effect of the enactment of the Tax Cuts and Jobs Act, which was signed into law on December 22, 2017. Two provisions of the new law had an immediate impact. First, the U.S. corporate tax rate was reduced from 35% to 21%. This rate reduction required the Company to re-measure our net deferred tax assets assuming a future tax benefit at the new lower 21% rate. The impact of this re-measurement of our net deferred tax assets recorded for fiscal year 2018 was $680,000. Second, as part of the transition to a modified territorial system, the new law imposes a one-time transition tax on the unrepatriated earnings of our foreign subsidiaries. The impact of this one-time transition tax recorded for fiscal year 2018 was $649,000. The Company intends to elect to pay this tax over an 8-year period. The effective tax rate for fiscal years 2017 and 2016 is lower than the statutory rate due to the favorable impact of tax rates for the Company’s international subsidiaries and the impact of state and federal tax credits.

Net earnings attributable to the noncontrolling interest related to our subsidiaries that are not 100% owned by the Company were $177,000, $105,000 and $75,000 for fiscal years 2018, 2017 and 2016, respectively. The changes in the net earnings attributable to the noncontrolling interest for each year were due to changes in the levels of net income of the subsidiaries.

Net earnings in fiscal year 2018 were $5,188,000, or $1.87 per diluted share. Net earnings in fiscal year 2017 were $4,515,000, or $1.66 per diluted share, and net earnings in fiscal year 2016 were $3,802,000, or $1.42 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity have historically been funds generated from operating activities, supplemented as needed by borrowings under our revolving credit facility. Additionally, certain machinery and equipment are financed by non-cancelable operating leases. We believe that these sources of funds will be sufficient to support ongoing business requirements, including capital expenditures, through fiscal year 2019.

At April 30, 2018, we had advances of $3.8 million and standby letters of credit aggregating $5.2 million outstanding under our unsecured $20 million revolving credit facility. See Note 3 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report for additional information concerning our credit facility. We did not have any off balance sheet arrangements at April 30, 2018.

The following table summarizes the cash payment obligations for our lease arrangements and long-term debt as of April 30, 2018:

PAYMENTS DUE BY PERIOD

($ in thousands)

Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	After 5 years
Operating Leases	$3,826	$1,190	$1,782	$854	$—
Long-term Debt	2,431	1,167	1,264	—	—

Total Contractual Cash Obligations	$6,257	$2,357	$3,046	$854	$—

Operating activities provided cash of $3.2 million in fiscal year 2018, primarily from operating earnings, and an increase in accounts payable and other accrued expenses, partially offset by increases in receivables, inventories, and deferred revenue. Operating activities provided cash of $11.7 million in fiscal year 2017 primarily from operating earnings, a decrease in inventories, and increases in deferred revenue and accounts payable and other accrued expenses, partially offset by increases in receivables. The increase in cash and deferred revenue in fiscal year 2017 included a $4.4 million customer advance received at the end of the fiscal year in regard to a large international order.

The Company’s financing activities used cash of $2,484,000 during fiscal year 2018 for cash dividends of $1,794,000 paid to stockholders, and cash dividends of $74,000 paid to minority interest holders and repayment of long-term debt of $918,000, partially offset by an increase in short-term borrowings of $294,000. The Company’s financing activities used cash of $2,084,000 during fiscal year 2017 for repayment of short-term borrowings of $227,000, cash dividends of $1,570,000 paid to stockholders, and cash dividends of $56,000 paid to minority interest holders and repayment of long-term debt of $421,000. See Note 3 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report for additional information concerning our credit facility.

The majority of the April 30, 2018 accounts receivable balances are expected to be collected during the first quarter of fiscal year 2019, with the exception of retention amounts on fixed-price contracts which are collected when the entire construction project is completed and all retention funds are paid by the owner.

As discussed above, no further benefits have been, or will be, earned under our pension plans after April 30, 2005, and no additional participants have been, or will be, added to the plans. We estimate that contributions of $1,000,000 will be made to the plans in fiscal year 2019. We made contributions of $600,000 and $555,000 to the plans in fiscal years 2018 and 2017, respectively.

Capital expenditures were $3.4 million, $2.6 million and $2.2 million in fiscal years 2018, 2017 and 2016, respectively. Capital expenditures in fiscal year 2018 were funded primarily from operations. Fiscal year 2019 capital expenditures are anticipated to be approximately $6 million, with the majority of these expenditures for manufacturing equipment and facilities improvements. The planned increase in fiscal year 2019 expenditures relates to strategic investments in manufacturing equipment to support the Company’s continued sales growth. The fiscal year 2019 expenditures are expected to be funded primarily by operating activities, supplemented as needed by borrowings under our revolving credit facility.

Working capital was $35.9 million at April 30, 2018, up from $32.9 million at April 30, 2017, and the ratio of current assets to current liabilities was 2.3-to-1.0 at April 30, 2018 and 2.2-to-1.0 at April 30, 2017. The increase in working capital for fiscal year 2018 was primarily due to an increase in receivables and inventories, partially offset by a decrease in cash. The increase in working capital for fiscal year 2017 was primarily due to an increase in cash and receivables, partially offset by a decrease in inventories.

We paid cash dividends of $0.66 per share in fiscal year 2018. We paid cash dividends of $0.58 and $0.51 per share in fiscal years 2017 and 2016, respectively. We expect to pay dividends in the future in line with our actual and anticipated future operating results.

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

ASU 2014-09 and the subsequent updates and/or practical expedients to the standard will be effective for the Company during the first quarter of our fiscal year 2019. ASU 2014-09 provides two methods of adopting the standard: using either a full retrospective approach or modified retrospective approach. We have elected the modified retrospective approach of adopting the standard.

We have conducted an assessment of how ASU 2014-09 is likely to affect us, identifying the Company’s revenue streams and performance obligations. Our contracts with customers may be for single performance obligations or for multiple performance obligations. Under the new guidance, revenue is recognized when a customer obtains control of promised goods or service which will either be at a point-in-time or over-time. A large majority of products that the Company manufactures for customers have no alternative use as they are designed, engineered and manufactured to a customer specification and are expected to follow an over-time revenue recognition model. Under current guidance, the Company generally recognizes revenue upon shipment or delivery. Under the new guidance, revenue for products that follow an over-time revenue recognition model may be recognized prior to shipment or delivery dependent upon contract-specific terms based on when the customer is deemed to have obtained control. Based on the evaluation of our existing customer contracts and revenue streams, the majority of the Company’s revenue will be recorded consistently under both the current and new revenue standards. However, the new revenue standard will accelerate the timing of revenue recognition for certain customer contracts as it requires emphasis on transfer of control rather than risks and rewards. The adjustment primarily relates to revenue recognized historically under bill-and-hold arrangements that will transition to an over-time revenue recognition methodology under the new standard. The cumulative impact of our accelerated revenue recognition under the new revenue standard is expected to result in an after tax net increase less than $500,000 to opening retained earnings as of May 1, 2018.

The adoption of the new revenue recognition guidance is not expected to materially impact our Consolidated Statement of Operations, Consolidated Balance Sheet, or Consolidated Statement of Cash Flows. We are still evaluating the degree to which expanded disclosures would be required in the Company’s first quarter of fiscal year 2019.

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

In April 2015, the FASB issued ASU 2015-03, “Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs.” This guidance requires that debt issuance costs related to a recognized liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The Company adopted this standard effective May 1, 2016. The adoption of this standard did not have a significant impact on the Company’s consolidated financial position or results of operations.

In July 2015, the FASB issued ASU 2015-11, “Inventory—Simplifying the Measurement of Inventory.” This guidance changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. Net realizable value is defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company adopted this standard effective May 1, 2017. The adoption of this standard did not have a significant impact on the Company’s consolidated financial position or results of operations.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes—Balance Sheet Classification of Deferred Taxes.” This guidance eliminates the requirement to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. Instead, the update requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted prospectively or retrospectively. The Company early adopted this standard prospectively beginning with the Consolidated Balance Sheet at April 30, 2016. Prior periods were not retrospectively adjusted.

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

In March 2016, the FASB issued ASU 2016-9, “Stock Compensation—Improvements to Employee Share-Based Payment Accounting.” This guidance simplifies various aspects related to how share-based payments are accounted for and presented in the financial statements. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company adopted this standard effective May 1, 2017. Prior periods were not retrospectively adjusted. The adoption of this standard did not have a significant impact on the Company’s consolidated financial position or results of operations.

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

In August 2016, the FASB issued ASU 2016-15, “Cash Flow Classification of Certain Cash Receipts and Cash Payments,” which clarifies guidance on classification of certain transactions in the statement of cash flows, including classification of debt prepayments, debt extinguishment costs and contingent consideration payments after a business combination. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company adopted this standard effective May 1, 2018. The Company does not expect the adoption of this standard to have a significant impact on the Company’s consolidated financial position or results of operations.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows—Restricted Cash,” which requires that the statement of cash flows reconcile the change during the period in total cash, cash equivalents and restricted cash. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company adopted this standard effective May 1, 2018. The Company does not expect the adoption of this standard to have a significant impact on the Company’s consolidated financial position or results of operations

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. The Company will adopt this standard in fiscal year 2021. The Company does not expect the adoption of this standard to have a significant impact on the Company’s consolidated financial position or results of operations.

In March 2017, the FASB issued ASU 2017-07, “Compensation—Retirement Benefits—Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which requires that the service cost component of net periodic pension cost is presented in the same line as other compensation costs arising from services rendered by the respective employees during the year. The other components of net periodic pension cost are required to be presented in the income statement separately from the service cost component and outside of earnings from operations. This guidance allows for the service cost component to be eligible for capitalization when applicable. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company adopted this standard effective May 1, 2018. The Company does not expect the adoption of this standard to have a significant impact on the Company’s consolidated financial position or results of operations.

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation—Scope of Modification Accounting.” This guidance was issued in an effort to reduce diversity in practice as it relates to applying modification accounting for changes to the terms and conditions of share-based payment awards. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company adopted this standard effective May 1, 2018. The Company does not expect the adoption of this standard to have a significant impact on the Company’s financial position or results of operations.

In February 2018, the FASB issued ASU 2018-2, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This guidance provides the Company with an option to reclassify stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 from accumulated other comprehensive income to retained earnings. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company will adopt this standard in fiscal year 2020. The Company has not yet determined the effect, if any, that the adoption of this standard will have on the Company’s financial position or results of operations, if it should elect to make this reclassification.

OUTLOOK

Financial Outlook

The Company’s ability to predict future demand for its products continues to be limited given its role as subcontractor or supplier to dealers for subcontractors. Demand for the Company’s products is also dependent upon the number of laboratory construction projects planned and/or current progress in projects already under construction. The Company’s earnings are also impacted by fluctuations in prevailing pricing for projects in the laboratory construction marketplace and increased costs of raw materials, including stainless steel, wood, and epoxy resin, and whether the Company is able to increase product prices to customers in amounts that correspond to such increases without materially and adversely affecting sales. Additionally, since prices are normally quoted on a firm basis in the industry, the Company bears the burden of possible increases in labor and material costs between the quotation of an order and delivery of a product. Looking forward, the Company is optimistic that fiscal year 2019 will result in sales and earnings growth as our order backlog and opportunities in the marketplace remain strong.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in the area of interest rates. This exposure is associated with advances outstanding under our bank line of credit and certain lease obligations for production machinery, all of which are priced on a floating rate basis. Advances outstanding under the bank line of credit were $3.8 million at April 30, 2018. In May 2013, the Company entered into an interest rate swap agreement whereby the interest rate payable by the Company on $3,450,000 of outstanding long-term debt was effectively converted to a fixed interest rate of 4.875% for the period beginning May 1, 2013 and ending August 1, 2017. In May 2013, the Company entered into an interest rate swap agreement whereby the interest rate payable by the Company on $2,600,000 of outstanding long-term debt was effectively converted to a fixed interest rate of 4.37% for the period beginning August 1, 2017 and ending May 1, 2020. In May 2013, the Company entered into an interest rate swap agreement whereby the interest rate payable by the Company on $1,218,000 of outstanding long-term debt was effectively converted to a fixed interest rate of 3.07% for the period beginning November 3, 2014 and ending May 1, 2020. We believe that our exposure to market risk is not material.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS

OF KEWAUNEE SCIENTIFIC CORPORATION

STATESVILLE, NORTH CAROLINA

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kewaunee Scientific Corporation and subsidiaries (the “Company”) as of April 30, 2018 and 2017 the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended April 30, 2018 and 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at April 30, 2018 and 2017, and the results of its operations and cash flows for each of the two years in the period ended April 30, 2018 and 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting (and accordingly, that we express no opinion). As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

Charlotte, North Carolina

July 20, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS

OF KEWAUNEE SCIENTIFIC CORPORATION

STATESVILLE, NORTH CAROLINA

We have audited the accompanying consolidated statements of operations, comprehensive income, and stockholders’ equity of Kewaunee Scientific Corporation and subsidiaries (the “Company”) as of and for the year ended April 30, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of their operations, comprehensive income, and stockholders’ equity of the Company as of and for the year ended April 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ CHERRY BEKAERT LLP
Charlotte, North Carolina

July 21, 2016

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended April 30	Kewaunee Scientific Corporation

$ and shares in thousands, except per share amounts	2018	2017	2016
Net sales	$158,050	$138,558	$128,626
Costs of products sold	126,030	111,951	104,918

Gross profit	32,020	26,607	23,708
Operating expenses	22,934	20,065	18,010

Operating earnings	9,086	6,542	5,698
Other income, net	693	496	347
Interest expense	(299)	(292)	(306)

Earnings before income taxes	9,480	6,746	5,739
Income tax expense	4,115	2,126	1,862

Net earnings	5,365	4,620	3,877
Less: net earnings attributable to the noncontrolling interest	177	105	75

Net earnings attributable to Kewaunee Scientific Corporation	$5,188	$4,515	$3,802

Net earnings per share attributable to Kewaunee Scientific Corporation stockholders
Basic	$1.91	$1.67	$1.43
Diluted	$1.87	$1.66	$1.42

Weighted average number of common shares outstanding
Basic	2,720	2,705	2,667
Diluted	2,777	2,726	2,687

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended April 30	Kewaunee Scientific Corporation

$ in thousands	2018	2017	2016
Net earnings	$5,365	$4,620	$3,877
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(430)	231	(217)
Change in unrecognized actuarial loss on pension obligations	812	1,012	448
Change in fair value of cash flow hedges	37	64	23

Comprehensive income, net of tax	5,784	5,927	4,131
Less comprehensive income attributable to the noncontrolling interest	177	105	75

Total comprehensive income attributable to Kewaunee Scientific Corporation	$5,607	$5,822	$4,056

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Kewaunee Scientific Corporation

$ in thousands, except shares and per share amounts	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at April 30, 2015	$6,583	$1,841	$(53)	$34,385	$(7,880)	$34,876

Net earnings attributable to Kewaunee Scientific Corporation	—	—	—	3,802	—	3,802
Other comprehensive loss	—	—	—	—	254	254
Cash dividends paid, $0.51 per share	—	—	—	(1,361)	—	(1,361)
Stock options exercised, 84,000 shares	137	342	—	—	—	479
Stock based compensation	—	192	—	—	—	192

Balance at April 30, 2016	6,720	2,375	(53)	36,826	(7,626)	38,242

Net earnings attributable to Kewaunee Scientific Corporation	—	—	—	4,515	—	4,515
Other comprehensive income	—	—	—	—	1,307	1,307
Cash dividends paid, $0.58 per share	—	—	—	(1,570)	—	(1,570)
Stock options exercised, 50,075 shares	69	121	—	—	—	190
Stock based compensation	—	199	—	—	—	199

Balance at April 30, 2017	6,789	2,695	(53)	39,771	(6,319)	42,883

Net earnings attributable to Kewaunee Scientific Corporation	—	—	—	5,188	—	5,188
Other comprehensive income	—	—	—	—	419	419
Cash dividends paid, $0.66 per share	—	—	—	(1,794)	—	(1,794)
Stock options exercised, 36,800 shares	52	(40)	—	—	—	12
Stock based compensation	—	351	—	—	—	351

Balance at April 30, 2018	$6,841	$3,006	$(53)	$43,165	$(5,900)	$47,059

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

April 30	Kewaunee Scientific Corporation

$ and shares in thousands, except per share amounts	2018	2017
ASSETS
Current Assets
Cash and cash equivalents	$9,716	$12,506
Restricted cash	1,242	1,435
Receivables, less allowance: $384 (2018); $191 (2017)	32,660	29,889
Inventories	17,662	14,935
Prepaid expenses and other current assets	2,224	1,047

Total Current Assets	63,504	59,812

Property, Plant and Equipment, Net	14,661	14,027

Other Assets
Deferred income taxes	2,031	3,158
Other	4,162	3,919

Total Other Assets	6,193	7,077

Total Assets	$84,358	$80,916

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings and interest rate swaps	$3,885	$3,591
Current portion of long-term debt	1,167	918
Accounts payable	14,754	11,995
Employee compensation and amounts withheld	3,810	2,765
Deferred revenue	1,884	5,806
Other accrued expenses	2,062	1,852

Total Current Liabilities	27,562	26,927
Long-term debt	1,264	2,431
Accrued pension and deferred compensation costs	7,465	8,301
Income taxes payable	546	—

Total Liabilities	36,837	37,659

Commitments and Contingencies (Note 7)
Stockholders’ Equity
Common stock, $2.50 par value, Authorized—5,000 shares;
Issued—2,736 shares (2018); 2,715 shares; (2017);
Outstanding—2,733 shares (2018); 2,712 shares (2017);	6,841	6,789
Additional paid-in-capital	3,006	2,695
Retained earnings	43,165	39,771
Accumulated other comprehensive loss	(5,900)	(6,319)
Common stock in treasury, at cost: 3 shares	(53)	(53)

Total Kewaunee Scientific Corporation Stockholders’ Equity	47,059	42,883
Noncontrolling Interest	462	374

Total Equity	47,521	43,257

Total Liabilities and Stockholders’ Equity	$84,358	$80,916

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended April 30	Kewaunee Scientific Corporation

$ in thousands	2018	2017	2016
Cash Flows from Operating Activities
Net earnings	$5,365	$4,620	$3,877
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	2,761	2,702	2,592
Bad debt provision	344	37	74
Stock based compensation expense	355	199	192
Provision (benefit) for deferred income tax expense	1,127	234	(335)
Change in assets and liabilities:
(Increase) decrease in receivables	(3,115)	(2,091)	1,197
(Increase) decrease in inventories	(2,727)	691	(2,881)
Increase in accounts payable and other accrued expenses	4,560	686	1,351
(Decrease) increase in deferred revenue	(3,922)	5,021	569
Other, net	(1,565)	(437)	635

Net cash provided by operating activities	3,183	11,662	7,271

Cash Flows from Investing Activities
Capital expenditures	(3,395)	(2,611)	(2,187)
Decrease in restricted cash	193	132	709

Net cash used in investing activities	(3,202)	(2,479)	(1,478)

Cash Flows from Financing Activities
Dividends paid	(1,794)	(1,570)	(1,361)
Dividends paid to noncontrolling interest in subsidiaries	(74)	(56)	(75)
Proceeds from short-term borrowings	59,069	51,407	48,706
Repayments on short-term borrowings	(58,775)	(51,634)	(49,843)
Payment toward purchase of noncontrolling interest in subsidiary	—	—	(888)
Payments on long-term debt	(918)	(421)	(422)
Net proceeds from exercise of stock options (including tax benefit)	8	190	479

Net cash used in financing activities	(2,484)	(2,084)	(3,404)

Effect of exchange rate changes on cash, net	(287)	185	(211)

(Decrease) Increase in Cash and Cash Equivalents	(2,790)	7,284	2,178
Cash and Cash Equivalents at Beginning of Year	12,506	5,222	3,044

Cash and Cash Equivalents at End of Year	$9,716	$12,506	$5,222

Supplemental Disclosure of Cash Flow Information
Interest paid	$295	$292	$306
Income taxes paid	$2,872	$2,618	$2,387

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

Principles of Consolidation The Company’s consolidated financial statements include the accounts of Kewaunee Scientific Corporation and its six international subsidiaries. A brief description of each subsidiary, along with the amount of the Company’s controlling financial interests, is as follows: (1) Kewaunee Labway Asia Pte. Ltd., a commercial sale organization for the Company’s products in Singapore, is 100% owned by the Company; (2) Kewaunee Scientific Corporation Singapore Pte. Ltd., a holding company in Singapore, is 100% owned by the Company;(3) Kewaunee Labway India Pvt. Ltd., a commercial sale organization for the Company’s products in Bangalore, India, is 90% owned by the Company; (4) Kewaunee Scientific Corporation India Pvt. Ltd. in Bangalore, India, a manufacturing and assembly operation, is 100% owned by the Company; (5) Koncepo Scientech International Pvt. Ltd., a laboratory design and strategic advisory and construction management services firm, located in Bangalore, India, is 100% owned by the Company; and (6) Kewaunee Scientific (Suzhou) Co., Ltd., a commercial sale organization for the Company’s products in China, is 100% owned by the Company. All intercompany balances, transactions, and profits have been eliminated. Included in the consolidated financial statements are net assets of $15,762,000 and $12,268,000 at April 30, 2018 and 2017, respectively, of the Company’s subsidiaries. Net sales by the Company’s subsidiaries in the amounts of $43,456,000, $25,477,000 and $25,579,000 were included in the consolidated statements of operations for fiscal years 2018, 2017, and 2016, respectively.

Cash and Cash Equivalents Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less. During the years ended April 30, 2018 and 2017, the Company had cash deposits in excess of FDIC insured limits. The Company has not experienced any losses from such deposits.

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

$ in thousands	2018	2017	2016
Balance at beginning of year	$191	$202	$171
Bad debt provision	344	37	74
Doubtful accounts written off (net)	(151)	(48)	(43)

Balance at end of year	$384	$191	$202

Unbilled Receivables Accounts receivable included unbilled receivables that represent amounts earned which have not yet been billed in accordance with contractually stated billing terms. The amount of unbilled receivables at April 30, 2018 and 2017 was $1,007,000 and $450,000, respectively.

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

$ in thousands	2018	2017	Useful Life
Land	$41	$41	N/A
Building and improvements	16,489	15,892	10-40 years
Machinery and equipment	38,118	35,635	5-10 years

Total	54,648	51,568
Less accumulated depreciation	(39,987)	(37,541)

Net property, plant and equipment	$14,661	$14,027

Management reviews the carrying value of property, plant and equipment for impairment whenever changes in circumstances or events indicate that such carrying value may not be recoverable. If projected undiscounted cash flows are not sufficient to recover the carrying value of the potentially impaired asset, the carrying value is reduced to estimated fair value. There were no impairments in fiscal years 2018, 2017, or 2016.

Other Assets Other assets at April 30, 2018 and 2017 included $4,050,000 and $3,748,000, respectively, of assets held in a trust account for non-qualified benefit plans and $65,000 and $75,000, respectively, of cash surrender values of life insurance policies. Life insurance policies are recorded at the amount that could be realized under the insurance contract as of the date of the Company’s consolidated balance sheet with the change in cash surrender or contract value being recorded as income or expense during each period.

On December 7, 2017, the Company experienced a criminal network cyber-attack that led to a disruption of its domestic operations, including manufacturing, engineering, administration, and sales operations. As of December 12, 2017 the Company had restored its domestic operations. Included in other current assets is a $255,000 claim against the Company’s insurance carrier for expenses incurred in regards to this cyber-attack.

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

The following tables summarize the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring and nonrecurring basis as of April 30, 2018 and 2017 (in thousands):

	2018
	Level 1	Level 2	Level 3	Total
Financial Assets
Trading securities held in non-qualified compensation plans (1)	$4,050	$—	$—	$4,050
Cash surrender value of life insurance policies (1)	—	65	—	65

Total	$4,050	$65	$—	$4,115

Financial Liabilities
Non-qualified compensation plans (2)	$—	$4,462	$—	$4,462
Interest rate swap derivatives	—	5	—	5

Total	$—	$4,467	$—	$4,467

	2017
	Level 1	Level 2	Level 3	Total
Financial Assets
Trading securities held in non-qualified compensation plans (1)	$3,748	$—	$—	$3,748
Cash surrender value of life insurance policies (1)	—	75	—	75

Total	$3,748	$75	$—	$3,823

Financial Liabilities
Non-qualified compensation plans (2)	$—	$4,186	$—	$4,186
Interest rate swap derivatives	—	62	—	62

Total	$—	$4,248	$—	$4,248

(1)	The Company maintains two non-qualified compensation plans which include investment assets in a rabbi trust. These assets consist of marketable securities, which are valued using quoted market prices multiplied by the number of shares owned, and life insurance policies, which are valued at their cash surrender value.
(2)	Plan liabilities are equal to the individual participants’ account balances and other earned retirement benefits.

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

Deferred revenue consists of customer deposits and advance billings of the Company’s products where sales have not yet been recognized. Accounts receivable includes retainage in the amounts of $2,724,000 and $2,839,000 at April 30, 2018 and 2017, respectively. Shipping and handling costs are included in cost of product sales. Because of the nature and quality of the Company’s products, any warranty issues are determined in a relatively short period after the sale and are infrequent in nature, and as such, warranty costs are immaterial to the Company’s consolidated financial position and results of operations and are expensed as incurred.

Product sales resulting from fixed-price construction contracts involve a signed contract for a fixed price to provide the Company’s laboratory furniture and fume hoods for a construction project. In these instances, the Company is usually in the role of a subcontractor, but in some cases may enter into a contract directly with the end-user of the products. Contract arrangements normally do not contain a general right of return relative to the delivered items. Product sales resulting from fixed-price construction contracts are generated from multiple-element arrangements that require separate units of accounting and estimates regarding the fair value of individual elements. The Company has determined that its multiple-element arrangements that qualify as separate units of accounting are (1) product sales and (2) installation services. There is objective and reliable evidence of fair value for both the product sales and installation services and allocation of arrangement consideration for each of these units is based on their relative fair values. Each of these elements represent individual units of accounting, as the delivered item has value to a customer on a stand-alone basis. The Company’s products are regularly sold on a stand-alone basis to customers which provides objective evidence of the fair value of the product portion of the multi-element contract and thus represents the Company’s best estimate of selling price.

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

Credit Concentration Credit risk is generally not concentrated with any one customer or industry, although the Company does enter into large contracts with individual customers from time to time. The Company performs credit evaluations of its customers. Revenues from three of the Company’s domestic dealers represented in the aggregate approximately 33%, 38%, and 40%, of the Company’s sales in fiscal years 2018, 2017, and 2016, respectively. Accounts receivable for two domestic customers represented approximately 31% and 25% of the Company’s total accounts receivable as of April 30, 2018 and 2017, respectively.

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

Income Taxes In accordance with ASC 740, “Income Taxes,” the Company uses the liability method in measuring the provision for income taxes and recognizing deferred tax assets and liabilities on the balance sheet. Provision has not been made for income taxes on unremitted earnings of foreign subsidiaries as these earnings are deemed to be permanently reinvested. ASC 740 clarifies the financial statement recognition threshold and measurement attribute of a tax position taken or expected to be taken in a tax return. Under ASC 740, the Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC 740 only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. The Company did not have any significant uncertain tax positions at April 30, 2018 and 2017. The Company early adopted ASU 2015-17, “Balance Sheet Classification of Deferred Taxes” in fiscal year 2016 and applied prospective treatment of the standard. Prior periods were not retrospectively adjusted. (See Note 4)

Research and Development Costs Research and development costs are charged to cost of products sold in the periods incurred. Expenditures for research and development costs were $1,537,000, $1,163,000 and $1,167,000 for the fiscal years ended April 30, 2018, 2017 and 2016, respectively.

Advertising Costs Advertising costs are expensed as incurred, and include trade shows, training materials, sales, samples, and other related expenses. Advertising costs for the years ended April 30, 2018, 2017 and 2016 were $395,000, $352,000 and $311,000, respectively.

Derivative Financial Instruments The Company records derivatives on the consolidated balance sheets at fair value and establishes criteria for designation and effectiveness of hedging relationships. The nature of the Company’s business activities involves the management of various financial and market risks, including those related to changes in interest rates. The Company does not enter into derivative instruments for speculative purposes. In May 2013, the Company entered into an interest rate swap agreement whereby the interest rate payable by the Company on $3,450,000 of outstanding long-term debt was effectively converted to a fixed interest rate of 4.875% for the period beginning May 1, 2013 and ending August 1, 2017. In May 2013, the Company entered into an interest rate swap agreement whereby the interest rate payable by the Company on $2,600,000 of outstanding long-term debt was effectively converted to a fixed interest rate of 4.37% for the period beginning August 1, 2017 and ending May 1, 2020. In May 2013, the Company entered into an interest rate swap agreement whereby the interest rate payable by the Company on $1,218,000 of outstanding long-term debt was effectively converted to a fixed interest rate of 3.07% for the period beginning November 3, 2014 and ending May 1, 2020. The Company entered into these interest rate swap arrangements to mitigate future interest rate risk associated with its long-term debt and has designated these as cash flow hedges. (See Note 3)

Foreign Currency Translation The financial statements of subsidiaries located in India, China, and Kewaunee Scientific Corporation Singapore Pte. Ltd. are measured using the local currency as the functional currency. Kewaunee Labway Asia Pte. Ltd. is measured using the U.S. dollar as its functional currency. Assets and liabilities of the Company’s foreign subsidiaries using local currencies are translated into United States dollars at fiscal year-end exchange rates. Sales, expenses, and cash flows are translated at weighted average exchange rates for each period. Net translation gains or losses are included in other comprehensive income, a separate component of stockholders’ equity. The Company does not provide for U.S. income taxes on foreign currency translation adjustments, since it does not provide for taxes on undistributed earnings of foreign subsidiaries. Gains and losses from foreign currency transactions of these subsidiaries are included in operating expenses.

Earnings Per Share Basic earnings per share is based on the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the conversion of restricted stock units (“RSUs”) and assumed exercise of outstanding options under the Company’s Omnibus Incentive Plan, except when RSUs and options have an antidilutive effect. There were no antidilutive RSUs or options outstanding at April 30, 2018. Options to purchase 39,200 and 110,100 shares at April 30, 2017 and 2016, respectively were not included in the computation of diluted earnings per share, because the option exercise prices were greater than the average market price of the common shares at that date, and accordingly such options would have an antidilutive effect.

The following is a reconciliation of basic to diluted weighted average common shares outstanding:

Shares in thousands	2018	2017	2016
Weighted average common shares outstanding
Basic	2,720	2,705	2,667
Dilutive effect of stock options	57	21	20

Weighted average common shares outstanding—diluted	2,777	2,726	2,687

Accounting for Stock Options Compensation costs related to stock options and other stock awards granted by the Company are charged against operating expenses during their vesting period, under ASC 718, “Compensation—Stock Compensation”. The Company issued 23,907 restricted stock units (“RSUs”) under the 2017 Omnibus Incentive Plan in fiscal year 2018. The Company granted stock options for 45,200 and 40,200 shares during fiscal years 2017 and 2016, respectively. (See Note 5)

Reclassifications Certain 2017 and 2016 amounts have been reclassified to conform to the 2018 presentation in the consolidated statements of cash flows. Such reclassifications had no impact on net earnings.

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

ASU 2014-09 and the subsequent updates and/or practical expedients to the standard will be effective for the Company during the first quarter of our fiscal year 2019. ASU 2014-09 provides two methods of adopting the standard: using either a full retrospective approach or modified retrospective approach. We have elected the modified retrospective approach of adopting the standard.

We have conducted an assessment of how ASU 2014-09 is likely to affect us, identifying the Company’s revenue streams and performance obligations. Our contracts with customers may be for single performance obligations or for multiple performance obligations. Under the new guidance, revenue is recognized when a customer obtains control of promised goods or service which will either be at a point-in-time or over-time. A large majority of products that the Company manufactures for customers have no alternative use as they are designed, engineered and manufactured to a customer specification and are expected to follow an over-time revenue recognition model. Under current guidance, the Company generally recognizes revenue upon shipment or delivery. Under the new guidance, revenue for products that follow an over-time revenue recognition model may be recognized prior to shipment or delivery dependent upon contract-specific terms based on when the customer is deemed to have obtained control. Based on the evaluation of our existing customer contracts and revenue streams, the majority of the Company’s revenue will be recorded consistently under both the current and new revenue standards. However, the new revenue standard will accelerate the timing of revenue recognition for certain customer contracts as it requires emphasis on transfer of control rather than risks and rewards. The adjustment primarily relates to revenue recognized historically under bill-and-hold arrangements that will transition to an over-time revenue recognition methodology under the new standard. The cumulative impact of our accelerated revenue recognition under the new revenue standard is expected to result in an after tax net increase less than $500,000 to opening retained earnings as of May 1, 2018.

The adoption of the new revenue recognition guidance is not expected to materially impact our Consolidated Statement of Operations, Consolidated Balance Sheet, or Consolidated Statement of Cash Flows. We are still evaluating the degree to which expanded disclosures would be required in the Company’s first quarter of fiscal year 2019.

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

In April 2015, the FASB issued ASU 2015-03, “Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs.” This guidance requires that debt issuance costs related to a recognized liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The Company adopted this standard effective May 1, 2016. The adoption of this standard did not have a significant impact on the Company’s consolidated financial position or results of operations.

In July 2015, the FASB issued ASU 2015-11, “Inventory—Simplifying the Measurement of Inventory.” This guidance changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. Net realizable value is defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company adopted this standard effective May 1, 2017. The adoption of this standard did not have a significant impact on the Company’s consolidated financial position or results of operations.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes—Balance Sheet Classification of Deferred Taxes.” This guidance eliminates the requirement to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. Instead, the update requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted prospectively or retrospectively. The Company early adopted this standard prospectively beginning with the Consolidated Balance Sheet at April 30, 2016. Prior periods were not retrospectively adjusted.

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

In March 2016, the FASB issued ASU 2016-9, “Stock Compensation—Improvements to Employee Share-Based Payment Accounting.” This guidance simplifies various aspects related to how share-based payments are accounted for and presented in the financial statements. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company adopted this standard effective May 1, 2017. Prior periods were not retrospectively adjusted. The adoption of this standard did not have a significant impact on the Company’s consolidated financial position or results of operations.

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

In August 2016, the FASB issued ASU 2016-15, “Cash Flow Classification of Certain Cash Receipts and Cash Payments,” which clarifies guidance on classification of certain transactions in the statement of cash flows, including classification of debt prepayments, debt extinguishment costs and contingent consideration payments after a business combination. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company adopted this standard effective May 1, 2018. The Company does not expect the adoption of this standard to have a significant impact on the Company’s consolidated financial position or results of operations.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows—Restricted Cash,” which requires that the statement of cash flows reconcile the change during the period in total cash, cash equivalents and restricted cash. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company adopted this standard effective May 1, 2018. The Company does not expect the adoption of this standard to have a significant impact on the Company’s consolidated financial position or results of operations

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. The Company will adopt this standard in fiscal year 2021. The Company does not expect the adoption of this standard to have a significant impact on the Company’s consolidated financial position or results of operations.

In March 2017, the FASB issued ASU 2017-07, “Compensation—Retirement Benefits—Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which requires that the service cost component of net periodic pension cost is presented in the same line as other compensation costs arising from services rendered by the respective employees during the year. The other components of net periodic pension cost are required to be presented in the income statement separately from the service cost component and outside of earnings from operations. This guidance allows for the service cost component to be eligible for capitalization when applicable. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company adopted this standard effective May 1, 2018. The Company does not expect the adoption of this standard to have a significant impact on the Company’s consolidated financial position or results of operations.

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation—Scope of Modification Accounting.” This guidance was issued in an effort to reduce diversity in practice as it relates to applying modification accounting for changes to the terms and conditions of share-based payment awards. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company adopted this standard effective May 1, 2018. The Company does not expect the adoption of this standard to have a significant impact on the Company’s financial position or results of operations.

In February 2018, the FASB issued ASU 2018-2, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This guidance provides the Company with an option to reclassify stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 from accumulated other comprehensive income to retained earnings. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company will adopt this standard in fiscal year 2020. The Company has not yet determined the effect, if any, that the adoption of this standard will have on the Company’s financial position or results of operations, if it should elect to make this reclassification.

Note 2—Inventories

Inventories consisted of the following at April 30:

$ in thousands	2018	2017
Finished goods	$4,751	$3,179
Work-in-process	2,278	1,950
Materials and components	10,633	9,806

Total inventories	$17,662	$14,935

At April 30, 2018 and 2017, the Company’s international subsidiaries’ inventories were $1,908,000 and $2,205,000, respectively, measured using the first-in, first-out (“FIFO”) method. If all of the Company’s inventories had been determined using the FIFO method at April 30, 2018 and 2017, reported inventories would have been $887,000 and $748,000 greater, respectively. During fiscal year 2018, the LIFO index was higher than 100% due to higher prices for certain raw materials. This increase resulted in the addition of LIFO inventory quantities carried at lower costs prevailing in prior years as compared to the cost of purchases in fiscal year 2017, the effect of which increased the costs of product sales by $139,000. During fiscal year 2017, the LIFO index was higher than 100% due to higher prices for certain raw materials. This increase resulted in the addition of LIFO inventory quantities carried at lower costs prevailing in prior years as compared to the cost of purchases in fiscal year 2016, the effect of which increased the costs of product sales by $14,000.

Note 3—Long-term Debt and Other Credit Arrangements

On May 6, 2013, the Company entered into a credit and security agreement (the “Loan Agreement”) with a new lender consisting of (1) a $20 million revolving credit facility (“Line of Credit”) which matured on May 1, 2018 and was extended to March 1, 2021 on March 12, 2018, (2) a term loan in the amount of $3,450,000 which matures on May 1, 2020 (“Term Loan A”) and (3) a term loan in the amount of $1,550,000 which matures on May 1, 2020 (Term Loan B and together with Term Loan A, the “Term Loans”). The Loan Agreement provided funds to refinance all existing indebtedness to the Company’s previous lender and for working capital and other general corporate purposes. In addition, the credit facility provided a sub-line for the issuance of up to $6.5 million of letters of credit at April 30, 2018 and April 30, 2017.

At April 30, 2018, there were advances of $3.8 million and $5.2 million in letters of credit outstanding, leaving $11.0 million available under the Line of Credit. The borrowing rate under the Line of Credit at that date was 3.50%. Monthly interest payments under the Line of Credit were payable at the Daily One Month LIBOR interest rate plus 1.50% per annum. Payments are due under Term Loan A in consecutive equal monthly principal payments in the amount of $79,000 until May 1, 2020, and at that time, all principal, accrued unpaid interest and other charges outstanding under Term Loan A shall be due and payable in full. The interest rate on Term Loan A, after consideration of related interest rate swap agreements, is a fixed rate per annum equal to 4.37%. Payments are due under Term Loan B in consecutive equal monthly principal payments in the amount of $18,000 until May 1, 2020, and at that time, all principal, accrued unpaid interest and other charges outstanding under Term Loan B shall be due and payable in full. The interest rate on Term Loan B, after consideration of the related interest rate swap agreement, effective November 3, 2014, converted to a fixed rate per annum of 3.07%. The fair value of the interest rate swap derivatives were $5,000 and $62,000 at April 30, 2018 and 2017, respectively. Scheduled annual principal payments for the term loans are $1,167,000, $1,167,000 and $97,000 for fiscal years 2019, 2020, and 2021, respectively. Term Loan A and Term Loan B are secured by liens against certain machinery and equipment.

At April 30, 2018, there were bank guarantees issued by foreign banks outstanding to customers in the amount of $1,625,000, $21,000, $1,000, and $63,000 with expiration dates in fiscal years 2019, 2020, 2021 and 2023, respectively, collateralized by a $5.0 million letter of credit under the Line of Credit and certain assets of the Company’s subsidiaries in India. The Loan Agreement includes financial covenants with respect to certain ratios, including (a) senior funded debt to EBITDA, (b) fixed charge coverage, and (c) asset coverage. At April 30, 2018, the Company was in compliance with all of the financial covenants.

At April 30, 2017, there were advances of $3.5 million and $4.2 million in letters of credit outstanding under the Line of Credit. The borrowing rate at that date was 2.50%. At April 30, 2017, there were foreign bank guarantees outstanding to customers in the amount of $1,403,000, $112,000 and $117,000 with expiration dates in fiscal years 2018, 2019, and 2020, respectively. At April 30, 2017, the Company was in compliance with all of the financial covenants.

Amounts outstanding under the term loans were as follows as of April 30:

$ in thousands	2018	2017
Term Loan A payable	$1,970	$2,667
Term Loan B payable	461	682
Less: current portion	(1,167)	(918)

Long-term debt	$1,264	$2,431

Note 4—Income Taxes

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

The 2017 Tax Act lowered the federal statutory tax rate from 35% to 21%. As the Company has a fiscal year ending April 30, it is subject to a blended tax rate for the 2018 fiscal year. Therefore, a blended rate of 29.73% was computed as the federal statutory rate for fiscal year 2018.

The Company has analyzed the income tax effects of the 2017 Tax Act and determined that measurement of the income tax effects can be reasonably estimated, and, as such, provisional amounts have been recorded. The Company believes that all provisional amounts reflected in its financial statements are based on the best estimates that can be made at this time. The Company will continue to analyze all impacts of the 2017 Tax Act and will update provisional amounts as required.

In accordance with ASC 740, ”Income Taxes”, which requires deferred taxes to be re-measured in the year of an income tax rate change, the Company recorded a deferred income tax expense of $680,000 for the year ended April 30, 2018 as a result of applying a lower U.S. federal income tax rate to the Company’s net deferred tax assets. The Company revalued the U.S. deferred tax balances based on the tax rates effective for the following fiscal year at the new federal rate of 21% for amounts that did not reverse during the 2018 fiscal year and revalued the deferred tax balances that reversed in the 2018 fiscal year at the Company’s 2018 fiscal year statutory rate of 33.33%.

The 2017 Tax Act also includes a one-time transition tax on accumulated unrepatriated foreign earnings. For the year ended April 30, 2018, the Company recorded a provisional income tax expense of $649,000 on accumulated unrepatriated foreign earnings, including foreign earnings through December 31, 2017. In addition, the Company has not yet completed the calculation of the related income tax pools for all of its foreign subsidiaries. The Company anticipates additional future impacts at a U.S., state and local tax level related to the 2017 Tax Act as statutory and interpretive guidance continues to become available from applicable tax authorities needed to record the complete tax expense. For the year ended April 30, 2018, the Company included federal and state provisional income tax expense based on available statutory and interpretive guidance on the provisions of the tax laws that were in effect at April 30, 2018.

The Company is entitled to elect to pay the one-time transition tax over a period of eight years. The Company intends to make this election and has recorded $546,000 of the provisional expense as other non-current liabilities in the Company’s Consolidated Balance Sheet for April 30, 2018. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations.

The Company is currently in the process of evaluating the new Global Intangible Low-Taxed Income (“GILTI”) provisions and has not yet elected an accounting policy with respect to whether to reflect GILTI in its deferred tax calculations or not. Therefore, the Company has not made any adjustments related to the GILTI tax in its consolidated financial statements. Under the SEC guidance noted above, the Company will continue to analyze and assess the effects of the GILTI provisions of the Act.

Income tax expense consisted of the following:

$ in thousands	2018	2017	2016
Current tax expense:
Federal	$1,719	$891	$974
State and local	311	120	117
Foreign	1,414	1,467	1,122

Total current tax expense	3,444	2,478	2,213

Deferred tax expense (benefit):
Federal	401	(108)	(431)
State and local	28	24	98
Foreign	242	(268)	(18)

Total deferred tax expense (benefit)	671	(352)	(351)

Net income tax expense	$4,115	$2,126	$1,862

The reasons for the differences between the above net income tax expense and the amounts computed by applying the statutory federal income tax rate to earnings before income taxes are as follows:

$ in thousands	2018	2017	2016
Income tax expense at statutory rate	$2,818	$2,294	$1,952
State and local taxes, net of federal income tax benefit (expense)	162	100	102
Tax credits (state, net of federal benefit)	(370)	(110)	(407)
Effects of differing US and foreign tax rates	(97)	(7)	173
Rate reduction impact on deferred tax assets	680	—	—
Federal and state transition tax on unrepatriated foreign earnings	649	—	—
Increase (decrease) in valuation allowance	175	82	(10)
Other items, net	98	(233)	52

Net income tax expense	$4,115	$2,126	$1,862

Significant items comprising deferred tax assets and liabilities as of April 30 were as follows:

$ in thousands	2018	2017
Deferred tax assets:
Accrued employee benefit expenses	$418	$549
Allowance for doubtful accounts	41	67
Deferred compensation	1,205	1,792
Tax credits	221	208
Unrecognized actuarial loss, defined benefit plans	1,825	3,223
Inventory Reserves	378	360
Net operating loss carryforwards	261	224
Other	79	113

Total deferred tax assets	4,428	6,536

Deferred tax liabilities:
Book basis in excess of tax basis of property, plant and equipment	(1,043)	(1,600)
Prepaid pension	(1,093)	(1,696)

Total deferred tax liabilities	(2,136)	(3,296)

Less: valuation allowance	(261)	(82)

Net deferred tax assets	$2,031	$3,158

Deferred tax assets classified in the balance sheet:
Non-current	2,031	3,158

Net deferred tax assets	$2,031	$3,158

Unremitted earnings of subsidiaries outside the United States are considered to be reinvested indefinitely at April 30, 2018. It is not practicable to determine the deferred tax liability for temporary differences related to those unremitted earnings. At April 30, 2018, the Company had state tax credit carryforwards in the amount of $221,000, net of federal benefit, expiring beginning in 2018. At April 30, 2018, the Company had $1,240,000 gross net operating losses in jurisdictions outside of the United States, of which $624,000 is set to expire in years 2020 to 2023. After a review of the expiration schedule of the net operating loss carryforwards and future taxable income required to utilize such carryforwards before their expiration, the Company recorded an additional valuation allowance of $175,000 at April 30, 2018. The Company files federal, state and local tax returns with statutes of limitation generally ranging from 3 to 4 years. The Company is generally no longer subject to federal tax examinations for years prior to fiscal year 2014 or state and local tax examinations for years prior to fiscal year 2013. Tax returns filed by the Company’s significant foreign subsidiaries are generally subject to statutes of limitations of 3 to 7 years and are generally no longer subject to examination for years prior to fiscal year 2012.

Note 5—Stock Options and Share-Based Compensation

The Company adopted ASU 2016-9, “Stock Compensation – Improvements to Employee Share-Based Payment Accounting” standard prospectively effective May 1, 2017. Prior periods were not retrospectively adjusted. The Company elected prospectively to account for forfeitures as they occur rather than apply an estimated rate to share-based compensation expense.

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

All outstanding options granted under the prior plans will remain subject to the prior plans. At the date of approval of the 2017 Plan there were 280,100 shares available for issuance under the prior plans. These shares and any outstanding awards that subsequently cease to be subject to such awards are available under the 2017 Plan. The 2017 Plan did not increase the total number of shares available for issuance under the Company’s equity compensation plans. At April 30, 2018 there were 263,942 shares available for future issuance.

The Company issued restricted stock units (“RSUs”) under the 2017 Plan and recorded stock-based compensation expense of $141,000 during fiscal year 2018 in accordance with ASC 718, “Compensation—Stock Compensation.” The RSUs include both a service and performance component vesting over a three year period. The recognized expense is based upon the vesting period for service criteria and estimated attainment of the performance criteria at the end of the three year period based on the ratio of cumulative days incurred to total days over the three year period. The remaining estimated compensation expense of $394,000 will be recorded over the remaining two year period.

The stockholders approved the 2010 Stock Option Plan for Directors (“2010 Plan”) in fiscal year 2011 which allowed the Company to grant options on an aggregate of 100,000 shares of the Company’s common stock. Under this plan, each eligible director was granted options to purchase 10,000 shares at the fair market value at the date of grant for a term of five years. These options are exercisable in four equal installments, one-fourth becoming exercisable on the next August 1 following the date of grant, and one-fourth becoming exercisable on August 1 of each of the next three years. At April 30, 2018, there were no shares available for future grants under the 2010 Plan.

The stockholders approved the 2008 Key Employee Stock Option Plan (“2008 Plan”) in fiscal year 2009 which allowed the Company to grant options on an aggregate of 300,000 shares of the Company’s common stock. On August 26, 2015, the stockholders approved an amendment to this plan to increase the number of shares available under the 2008 Plan by 300,000. Under the plan, options were granted at not less than the fair market value at the date of grant and options are exercisable in such installments, for such terms (up to 10 years), and at such times, as the Board of Directors may determine at the time of the grant. At April 30, 2018, there were no shares available for future grants under the 2008 Plan.

The Company recorded stock-based compensation expense in accordance with ASC 718. In order to determine the fair value of stock options on the date of grant, the Company applied the Black-Scholes option pricing model. Inherent in the model are assumptions related to expected stock-price volatility, option life, risk-free interest rate, and dividend yield. The Company did not grant any stock options during fiscal year 2018. For stock options granted during the fiscal years 2017 and 2016, the Company believes that its historical share option experience does not provide a reasonable basis upon which to estimate expected term. The stock options granted have the “plain-vanilla” characteristics as defined in SEC Staff Accounting Bulletin No. 107 (SAB 107). The Company utilized the Safe Harbor option “Simplified Method” to determine the expected term of these options in accordance with the guidance of SAB 107 for options granted. The Company intends to continue to utilize the “Simplified Method” for future grants in accordance with the guidance of SAB 110 until such time that the Company believes that its historical share option experience will provide a reasonable basis to estimate expected term. The fair value of the options granted as shown below was estimated using the Black-Scholes model with the following assumptions:

	2017	2016
	2008 Plan	2008 Plan
Options granted	45,200	40,200
Weighted average expected stock price volatility	29.17%	30.45%
Expected option life	6.25 years	6.25 years
Average risk-free interest rate	2.10%	1.97%
Average dividend yield	3.00%	2.78%
Estimated fair value of each option	$5.04	$3.97

The stock-based compensation expense is recorded over the vesting period (4 years) for the options granted, net of tax. The Company recorded $172,000, $199,000 and $192,000 of compensation expense and $42,000, $74,000 and $72,000 deferred income tax benefit in fiscal years 2018, 2017 and 2016, respectively. The remaining compensation expense of $209,000 and deferred income tax benefit of $51,000 will be recorded over the remaining vesting periods.

The Company issued new shares of common stock and treasury stock to satisfy options exercised during fiscal years 2018, 2017 and 2016. Stock option activity and weighted average exercise price are summarized as follows:

	2018		2017		2016
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	180,350	$17.29	185,375	$14.68	239,575	$13.24
Granted	—	—	45,200	22.92	40,200	16.92
Canceled	(6,300)	19.09	(150)	10.64	(10,400)	16.37
Exercised	(36,800)	14.31	(50,075)	12.72	(84,000)	11.44

Outstanding at end of year	137,250	$18.01	180,350	$17.29	185,375	$14.68

Exercisable at end of year	79,100	$16.28	78,650	$14.22	92,075	$12.83

The number of options outstanding, exercisable, and their weighted average exercise prices were within the following ranges at April 30, 2018:

	Exercise Price Range
	$8.59-$11.78	$15.85-$23.62
Options outstanding	17,550	119,700
Weighted average exercise price	$11.35	$18.98
Weighted average remaining contractual life	4.03 years	6.68 years
Aggregate intrinsic value	$414,000	$1,911,000
Options exercisable	17,550	61,550
Weighted average exercise price	$11.35	$17.69
Aggregate intrinsic value	$414,000	$1,062,000

Note 6—Accumulated Other Comprehensive Income (Loss)

The Company’s other comprehensive income (loss) consists of unrealized gains and losses on the translation of the assets, liabilities, and equity of its foreign subsidiaries, changes in the fair value of its cash flow hedges, and additional minimum pension liability adjustments, net of income taxes. The before tax income (loss), related income tax effect, and accumulated balances are as follows:

$ in thousands	Cash Flow Hedges	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balance at April 30, 2015	(127)	(1,011)	(6,742)	(7,880)
Effect of changes in tax rates	1	—	88	89
Foreign currency translation adjustment	—	(217)	—	(217)
Change in fair value of cash flow hedges	37	—	—	37
Change in unrecognized actuarial loss on pension obligations	—	—	716	716
Income tax effect	(15)	—	(356)	(371)

Balance at April 30, 2016	(104)	(1,228)	(6,294)	(7,626)
Effect of changes in tax rates	1	—	30	31
Foreign currency translation adjustment	—	231	—	231
Change in fair value of cash flow hedges	104	—	—	104
Change in unrecognized actuarial loss on pension obligations	—	—	1,609	1,609
Income tax effect	(41)	—	(627)	(668)

Balance at April 30, 2017	(40)	(997)	(5,282)	(6,319)
Effect of changes in tax rates	3	—	996	999
Foreign currency translation adjustment	—	(430)	—	(430)
Change in fair value of cash flow hedges	57	—	—	57
Change in unrecognized actuarial loss on pension obligations	—	—	(586)	(586)
Income tax effect	(23)	—	402	379

Balance at April 30, 2018	$(3)	$(1,427)	$(4,470)	$(5,900)

Note 7—Commitments and Contingencies

The Company leases both its primary distribution facility and warehouse facility under non-cancelable operating leases. The Company also leases some of its machinery and equipment under non-cancelable operating leases. Most of these leases provide the Company with renewal and purchase options, and most leases of machinery and equipment have certain early cancellation rights. Rent expense for these operating leases was $2,340,000, $2,225,000 and $2,283,000 in fiscal years 2018, 2017, and 2016, respectively. Future minimum payments under the above non-cancelable lease arrangements for the years ending April 30 are as follows:

$ in thousands	Operating
2019	$1,190
2020	995
2021	787
2022	538
2023	316

Total minimum lease payments	$3,826

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

$ in thousands	2018	2017
Accumulated Benefit Obligation, April 30	$21,544	$21,313

Change in Projected Benefit Obligations
Projected benefit obligations, beginning of year	$21,313	$21,156
Interest cost	875	927
Actuarial loss	480	299
Actual benefits paid	(1,124)	(1,069)

Projected benefit obligations, end of year	21,544	21,313

Change in Plan Assets
Fair value of plan assets, beginning of year	17,198	15,817
Actual return on plan assets	1,866	1,895
Employer contributions	600	555
Actual benefits paid	(1,124)	(1,069)

Fair value of plan assets, end of year	18,540	17,198

Funded status—under	$(3,004)	$(4,115)

Amounts Recognized in the Consolidated Balance Sheets consist of:

Noncurrent liabilities	$(3,004)	$(4,115)

Amounts recognized in accumulated other comprehensive income (loss) consist of:
Net actual loss	$7,481	$8,686
Deferred tax benefit	(1,825)	(3,223)

After-tax actuarial loss	$5,656	$5,463

Weighted-Average Assumptions Used to Determine Benefit Obligations at April 30
Discount rate	4.10%	4.10%
Rate of compensation increase	N/A	N/A
Mortality table	RP-2014	RP-2014
Projection scale	MP-2017	MP-2016

$ in thousands	2018	2017

Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended April 30
Discount rate	4.10%	4.50%
Expected long-term return on plan assets	7.75%	8.00%
Rate of compensation increase	N/A	N/A

The components of the net periodic pension cost for each of the fiscal years ended April 30 are as follows:

$ in thousands	2018	2017	2016
Interest cost	$875	$927	$912
Expected return on plan assets	(1,314)	(1,244)	(1,363)
Recognition of net loss	1,133	1,257	1,223

Net periodic pension cost	$694	$940	$772

The estimated net actuarial loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during fiscal year 2019 is $910,000.

The Company’s funding policy is to contribute to the plans when pension laws and economics either require or encourage funding. Contributions for fiscal year 2019 are anticipated to be $1,000,000. Contributions of $600,000 and $555,000 were made to the plan in fiscal years 2018 and 2017, respectively.

The following benefit payments are expected to be paid from the benefit plans in the fiscal years ending April 30:

$ in thousands	Amount
2019	$1,330
2020	1,360
2021	1,410
2022	1,430
2023	1,450
2024 & Beyond	7,250

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

The Company uses a Yield Curve methodology to determine its GAAP discount rate. Under this approach, future benefit payment cash flows are projected from the pension plan on a projected benefit obligation basis. The payment stream is discounted to a present value using an interest rate applicable to the timing of each respective cash flow. The graph of these time-dependent interest rates is known as a yield curve. The interest rates comprising the Yield Curve are determined through a statistical analysis performed by the IRS and issued each month in the form of a pension discount curve. For this purpose, the universe of possible bonds consists of a set of bonds which are designated as corporate, have high quality ratings (AAA or AA) from nationally recognized statistical rating organizations, and have at least $250 million in par amount outstanding on at least one day during the reporting period. A 1% increase/decrease in the discount rate for fiscal years 2018 and 2017 would decrease/increase pension expense by approximately $243,000 and $240,000, respectively.

The Company uses a total return investment approach, whereby a mix of equities and fixed-income investments are used to attempt to maximize the long-term return on plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, as well as growth, value, and small and large capitalizations. The target allocations based on the Company’s investment policy were 75% in equity securities and 25% in fixed-income securities at April 30, 2018 and April 30, 2017. A 1% increase/decrease in the expected return on assets for fiscal years 2018 and 2017 would decrease/increase pension expense by approximately $170,000 and $152,000, respectively.

Plan assets by asset categories as of April 30 were as follows:

$ in thousands	2018		2017
Asset Category	Amount	%	Amount	%
Equity Securities	$9,643	52	$10,611	62
Fixed Income Securities	4,599	25	6,466	37
Cash and Cash Equivalents	4,298	23	121	1

Totals	$18,540	100	$17,198	100

The following tables present the fair value of the assets in our defined benefit pension plans at April 30:

	2018
Asset Category	Level 1	Level 2	Level 3
Large Cap	$4,929	$—	$—
Small/Mid Cap	2,405	—	—
International	1,889	—	—
Fixed Income	4,599	—	—
Liquid Alternatives	420	—	—
Cash and Cash Equivalents	4,298	—	—

Totals	$18,540	$—	$—

	2017
Asset Category	Level 1	Level 2	Level 3
Large Cap	$8,060	$—	$—
Small/Mid Cap	1,728	—	—
International	823	—	—
Fixed Income	6,466	—	—
Cash and Cash Equivalents	121	—	—

Totals	$17,198	$—	$—

Level 1 retirement plan assets include United States currency held by a designated trustee and equity funds of common and preferred securities issued by domestic and foreign corporations. These equity funds are traded actively on exchanges and price quotes for these shares are readily available.

Defined Contribution Plan

The Company has a defined contribution plan covering substantially all domestic salaried and hourly employees. The plan provides benefits to all employees who have attained age 21, completed three months of service, and who elect to participate. The plan provides that the Company make matching contributions equal to 100% of the employee’s qualifying contribution up to 3% of the employee’s compensation, and make matching contributions equal to 50% of the employee’s contributions between 3% and 5% of the employee’s compensation, resulting in a maximum employer contribution equal to 4% of the employee’s compensation. Additionally, the plan provides that the Company may elect to make a non-matching contribution for participants employed by the Company on December 31 of each year. The Company included 1% of the participant’s qualifying compensation in the annual contributions to the plan in fiscal years 2018, 2017 and 2016 of $1,159,000, $1,118,000 and $1,057,000, respectively.

Note 9—Segment Information

The Company’s operations are classified into two business segments: Domestic and International. The Domestic business segment principally designs, manufactures, and installs scientific and technical furniture, including steel and wood laboratory cabinetry, fume hoods, laminate casework, flexible systems, worksurfaces, workstations, workbenches, and computer enclosures. The International business segment, which consists of six foreign subsidiaries as identified in Note 1, provides the Company’s products and services, including facility design, detailed engineering, construction, and project management from the planning stage through testing and commissioning of laboratories.

Intersegment transactions are recorded at normal profit margins. All intercompany balances and transactions have been eliminated. Certain corporate expenses shown below have not been allocated to the business segments.

The following table shows revenues, earnings, and other financial information by business segment for each of the three years ended April 30:

$ in thousands	Domestic	International	Corporate	Total
Fiscal Year 2018
Revenues from external customers	$114,594	$43,456	$—	$158,050
Intersegment revenues	11,333	4,104	(15,437)	—
Depreciation	2,532	229	—	2,761
Earnings (loss) before income taxes	10,732	4,986	(6,238)	9,480
Income tax expense (benefit)	5,892	1,656	(3,433)	4,115
Net earnings attributable to noncontrolling interest	—	177	—	177
Net earnings (loss) attributable to Kewaunee Scientific Corporation	4,840	3,153	(2,805)	5,188
Segment assets	60,879	23,479	—	84,358
Expenditures for segment assets	2,826	569	—	3,395
Revenues (excluding intersegment) from customers in foreign countries	1,468	43,456	—	44,924

Fiscal Year 2017
Revenues from external customers	$113,081	$25,477	$—	$138,558
Intersegment revenues	4,463	3,691	(8,154)	—
Depreciation	2,478	224	—	2,702
Earnings (loss) before income taxes	8,221	3,507	(4,982)	6,746
Income tax expense (benefit)	2,522	1,199	(1,595)	2,126
Net earnings attributable to noncontrolling interest	—	105	—	105
Net earnings (loss) attributable to Kewaunee Scientific Corporation	5,699	2,203	(3,387)	4,515
Segment assets	57,246	23,670	—	80,916
Expenditures for segment assets	2,572	39	—	2,611
Revenues (excluding intersegment) from customers in foreign countries	1,568	25,477	—	27,045

$ in thousands	Domestic	International	Corporate	Total

Fiscal Year 2016
Revenues from external customers	$103,047	$25,579	$—	$128,626
Intersegment revenues	3,612	3,309	(6,921)	—
Depreciation	2,375	217	—	2,592
Earnings (loss) before income taxes	7,471	2,738	(4,470)	5,739
Income tax expense (benefit)	1,834	1,104	(1,076)	1,862
Net earnings attributable to noncontrolling interest	—	75	—	75
Net earnings (loss) attributable to Kewaunee Scientific Corporation	5,637	1,559	(3,394)	3,802
Segment assets	54,030	18,375	—	72,405
Expenditures for segment assets	1,995	192	—	2,187
Revenues (excluding intersegment) from customers in foreign countries	1,794	25,579	—	27,373

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

Note 11—Consolidated Quarterly Data (Unaudited)

Selected quarterly financial data for fiscal years 2018 and 2017 were as follows:

$ in thousands, except per share amounts	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2018
Net sales	$33,881	$41,471	$38,190	$44,508
Gross profit	6,821	7,911	8,354	8,934
Net earnings	1,192	1,765	918	1,490
Less: net earnings attributable to the noncontrolling interest	44	41	35	57
Net earnings attributable to Kewaunee Scientific Corporation	1,148	1,724	883	1,433

Net earnings per share attributable to Kewaunee Scientific Corporation
Basic	0.42	0.64	0.32	0.53
Diluted	0.42	0.62	0.31	0.52

Cash dividends paid per share	0.15	0.17	0.17	0.17

Fiscal Year 2017
Net sales	$37,279	$36,329	$30,371	$34,579
Gross profit	7,139	7,104	5,032	7,332
Net earnings	1,330	1,537	358	1,395
Less: net earnings attributable to the noncontrolling interest	30	51	17	7
Net earnings attributable to Kewaunee Scientific Corporation	1,300	1,486	341	1,388

Net earnings per share attributable to Kewaunee Scientific Corporation
Basic	0.48	0.55	0.13	0.51
Diluted	0.48	0.54	0.13	0.51
Cash dividends paid per share	0.13	0.15	0.15	0.15

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 333-98963, No. 333-160276, No. 333-176447, No. 333-213413, and No. 333-220389) of Kewaunee Scientific Corporation of our report dated July 21, 2016 relating to the consolidated financial statements which report appears in this Form 10-K.

/s/ CHERRY BEKAERT LLP

Charlotte, North Carolina

July 20, 2018

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the Registration Statements (Form S-8 No. 333-98963, No. 333-160276, No. 333-176447, No. 333-213413, and No. 333-220389), of our report dated July 20, 2018 with respect to the consolidated financial statements of Kewaunee Scientific Corporation, included in this Annual Report (Form 10-K) for the year ended April 30, 2018.

/s/ ERNST & YOUNG LLP

Charlotte, North Carolina

July 20, 2018

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are intended to ensure that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 (the “Exchange Act”) is properly and timely recorded, processed, summarized, and reported. Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures as of April 30, 2018 pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to provide reasonable assurance that we are able to collect, process, record, and disclose, within the required time periods, the information we are required to disclose in the reports filed with the Securities and Exchange Commission. In designing disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives, and that management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Nevertheless, we believe that our disclosure controls and procedures are effective.

As disclosed under Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the year ended April 30, 2017, management identified a material weakness in internal control over financial reporting relating to the misapplication of certain aspects of the Company’s multi-element and percentage of completion revenue recognition policies.

The Company has implemented changes to the design of its controls and procedures surrounding the execution of the Company’s multi-element and percentage of completion revenue recognition policies, which included, but were not limited to, drafting additional policy guidance, training key personnel and developing additional detective and monitoring controls. As of April 30, 2018, management has concluded, through testing, that these controls are operating effectively and the material weakness remediated.

In addition, as disclosed in the Company’s Form 10-Q for the period ended October 31, 2017, on December 7, 2017, the Company experienced a criminal network cyber-attack that led to a disruption of its domestic operations, including manufacturing, engineering, administration, and sales operations. The Company engaged a leading cybersecurity firm to perform a forensic investigation of this attack and as a result of the investigation has identified a material weakness in its logical access control over its IT systems. As of April 30, 2018, management has concluded, through testing, that these controls are operating effectively and the material weakness remediated.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, Management concluded the Company maintained effective internal control over financial reporting as of April 30, 2018.

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

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal controls over financial reporting, other than those implemented to remediate the aforementioned material weakness in the Company’s logical access control over its IT systems, that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a)	The information appearing in the sections entitled “Election of Directors” and “Meetings and Committees of the Board” included in our Proxy Statement for use in connection with our annual meeting of stockholders to be held on August 29, 2018 (the “Proxy Statement”) is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of our most recently completed fiscal year.

(b)	The names and ages of our executive officers as of June 30, 2018 and their business experience during the past five years are set forth below:

Executive Officers

Name	Age	Position
David M. Rausch	59	President and Chief Executive Officer
Thomas D. Hull III	42	Vice President, Finance, Chief Financial Officer, Treasurer and Secretary
Dana L. Dahlgren	62	Vice President, Sales and Marketing—Americas
Elizabeth D. Phillips	41	Vice President, Human Resources
Kurt P. Rindoks	60	Vice President, Product Development and International Sourcing
Michael G. Rok	52	Vice President, Manufacturing Operations
Boopathy Sathyamurthy	49	Vice President, Kewaunee Scientific Corporation Singapore Pte. Ltd. Managing Director, International Operations

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

Thomas D. Hull III joined the Company in November 2015 as Vice President, Finance, Chief Financial Officer, Treasurer and Secretary. Mr. Hull held several management positions with Ernst & Young, LLP in Pittsburgh, Pennsylvania from 1998 through 2011. From 2011, he served as the Vice President of Finance, Accounting, and Information Technology with ATI Specialty Materials in Charlotte, North Carolina.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The information appearing in the section entitled “Securities Ownership of Certain Beneficial Owners—Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.

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

The following table sets forth certain information as of April 30, 2018 with respect to compensation plans under which our equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by Security Holders:
2008 Key Employee Stock Option Plan	127,250	$18.13	—
2010 Stock Option Plan for Directors	10,000	$16.48	—
2017 Omnibus Incentive Plan	23,907	—	263,942
Equity Compensation Plans not approved by Security Holders:	—	—	—

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

Item 14. Principal Accountant Fees and Services

The information appearing in the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm—Audit Fees and Non-Audit Fees” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed or incorporated by reference as part of this Annual Report:

		Page

(a)(1)	Consolidated Financial Statements

	Report of Independent Registered Public Accounting Firm Ernst & Young LLP	19

	Report of Independent Registered Public Accounting Firm Cherry Bekaert LLP	20

	Consolidated Statements of Operations—Years ended April 30, 2018, 2017 and 2016	21

	Consolidated Statements of Comprehensive Income—Years ended April 30, 2018, 2017 and 2016	21

	Consolidated Statements of Stockholders’ Equity—Years ended April 30, 2018, 2017 and 2016	22

	Consolidated Balance Sheets—April 30, 2018 and 2017	23

	Consolidated Statements of Cash Flows—Years ended April 30, 2018, 2017 and 2016	24

	Notes to Consolidated Financial Statements	25

	Consents of Independent Registered Public Accounting Firms	46

(a)(2)	Consolidated Financial Statement Schedules

	Financial statement schedules have been omitted because the information required has been separately disclosed in the consolidated financial statements or related notes.

(a)(3)	Exhibits

	Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which is attached hereto at pages 52 through 54 and which is incorporated herein by reference.

KEWAUNEE SCIENTIFIC CORPORATION

Exhibit Index

			Page Number (or Reference)

3	Articles of incorporation and bylaws

	3.1	Conformed copy of Restated Certificate of Incorporation (reflecting all amendments to date)	(1)

	3.3	By-Laws (as amended as of December 9, 2015)	(16)

10	Material Contracts

	10.1*	Re-Established Retirement Plan for Salaried Employees of Kewaunee Scientific Corporation (as amended and restated effective as of May 1, 2012)	(5)

	10.1A*	First Amendment to the Re-Established Retirement Plan for Salaried Employees of Kewaunee Scientific Corporation	(9)

	10.1B*	Second Amendment to the Re-Established Retirement Plan for Salaried Employees of Kewaunee Scientific Corporation	(19)

	10.1C*	Third Amendment to the Re-Established Retirement Plan for Salaried Employees of Kewaunee Scientific Corporation	(20)

	10.1D*	Fourth Amendment to the Re-Established Retirement Plan for Salaried Employees of Kewaunee Scientific Corporation	(1)

	10.2*	Re-Established Retirement Plan for Hourly Employees of Kewaunee Scientific Corporation (as amended and restated effective as of May 1, 2012)	(5)

	10.2A*	First Amendment to the Re-Established Retirement Plan for Hourly Employees of Kewaunee Scientific Corporation	(9)

	10.2B*	Second Amendment to the Re-Established Retirement Plan for Hourly Employees of Kewaunee Scientific Corporation	(19)

	10.2C*	Third Amendment to the Re-Established Retirement Plan for Hourly Employees of Kewaunee Scientific Corporation	(20)

	10.2D*	Fourth Amendment to the Re-Established Retirement Plan for Hourly Employees of Kewaunee Scientific Corporation	(1)

	10.30*	Kewaunee Scientific Corporation Executive Severance Pay Policy	(2)

	10.34*	401(k) Incentive Savings Plan for Salaried and Hourly Employees of Kewaunee Scientific Corporation (as amended and restated effective June 29, 2015)	(14)

	10.40*	Change of Control Employment Agreement restated as of December 4, 2008 between Dana L. Dahlgren and the Company	(3)

	10.40B*	Extension Agreement, dated August 27, 2014, with respect to the Change of Control Employment Agreement of Dana L. Dahlgren	(9)

	10.40C*	Extension Agreement, dated December 7, 2017, with respect to the Change of Control Employment Agreement of Dana L. Dahlgren	(1)

	10.41*	Change of Control Employment Agreement restated as of December 4, 2008 between Kurt P. Rindoks and the Company	(3)

		Page Number (or Reference)

10.41B*	Extension Agreement, dated August 27, 2014, with respect to the Change of Control Employment Agreement of Kurt P. Rindoks	(9)

10.41C*	Extension Agreement, dated December 7, 2017, with respect to the Change of Control Employment Agreement of Kurt P. Rindoks	(1)

10.51*	Amended and Restated 2008 Key Employee Stock Option Plan effective August 26, 2015	(13)

10.53*	Change of Control Employment Agreement restated as of December 4, 2008 between Elizabeth D. Phillips and the Company	(3)

10.53B*	Extension Agreement, dated August 27, 2014, with respect to the Change of Control Employment Agreement of Elizabeth D. Phillips	(9)

10.53C*	Extension Agreement, dated December 7, 2017, with respect to the Change of Control Employment Agreement of Elizabeth D. Phillips	(1)

10.54*	Offer Letter to Thomas D. Hull dated October 14, 2015	(15)

10.55*	Change of Control Employment Agreement dated as of November 2, 2015 between Kewaunee Scientific Corporation and Thomas D. Hull	(15)

10.56*	Offer Letter to Michael G. Rok dated March 16, 2016	(19)

10.57*	Change of Control Employment Agreement dated as of May 2, 2016 between Kewaunee Scientific Corporation and Michael G. Rok	(19)

10.58*	Kewaunee Scientific Corporation 2010 Stock Option Plan for Directors	(4)

10.61	Credit and Security Agreement dated as of May 6, 2013 between Wells Fargo Bank, National Association and Kewaunee Scientific Corporation including the forms of notes executed thereunder	(6)

10.61A	First Amendment to Credit and Security Agreement dated July 9, 2013	(7)

10.61B	Second Amendment to Credit and Security Agreement dated June 10, 2014	(8)

10.61C	Third Amendment to Credit and Security Agreement and First Amendment to Revolving Line of Credit Note dated as of June 3, 2015	(10)

10.61D	Fourth Amendment to Credit and Security Agreement and First Amendment to Revolving Line of Credit Note dated as of March 12, 2018	(23)

10.66*	Restated and Amended Change of Control Employment Agreement, dated August 27, 2014, between the Company and David M. Rausch	(9)

10.66A*	Extension Agreement, dated December 7, 2017, with respect to the Change of Control Employment Agreement of David M. Rausch	(1)

10.67*	Fiscal Year 2016 Incentive Bonus Plan	(11)

10.68*	401Plus Executive Deferred Compensation Plan (as amended and restated January 1, 2009)	(12)

10.68A*	Amendment No. One to the Kewaunee Scientific Corporation 401Plus Executive Deferred Compensation Plan	(12)

10.68B*	Amendment No. Two to the Kewaunee Scientific Corporation 401Plus Executive Deferred Compensation Plan	(22)

10.69*	Pension Equalization Plan (as amended and restated January 1, 2009)	(12)

		Page Number (or Reference)

10.69A*	Amendment No. One to the Kewaunee Scientific Corporation Pension Equalization Plan	(12)

10.71*	Fiscal Year 2017 Incentive Bonus Plan	(17)

10.72*	Kewaunee Scientific Corporation 2017 Omnibus Incentive Plan	(21)

16.1	Letter of Cherry Bekaert LLP dated June 28, 2016	(18)

21.1	Subsidiaries of the Company	(1)

23.1	Consent dated July 20, 2018 of Cherry Bekaert LLP, Independent Registered Public Accounting Firm (incorporated by reference to page 46 of this Report on Form 10-K)	(1)

23.2	Consent dated July 20, 2018 of Ernst & Young LLP, Independent Registered Public Accounting Firm (incorporated by reference to page 46 of this Report on Form 10-K)	(1)

31.1	Certification of Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)	(1)

31.2	Certification of Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)	(1)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(1)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(1)

101.INS	XBRL Instance Document	(1)

101.SCH	XBRL Taxonomy Extension Schema Document	(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	(1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	(1)

*	The referenced exhibit is a management contract or compensatory plan or arrangement.

(All other exhibits are either inapplicable or not required.)

Footnotes

(1)	Filed with this Form 10-K with the Securities and Exchange Commission.
(2)	Filed as an exhibit to the Kewaunee Scientific Corporation Quarterly Report to the Securities and Exchange Commission on Form 10-Q (Commission File No. 0-5286) for the quarterly period ended October 31, 2005 and incorporated herein by reference.
(3)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 2009, and incorporated herein by reference.
(4)	Filed as Appendix A to the Kewaunee Scientific Corporation Proxy Statement for its Annual Meeting of Stockholders on August 25, 2010 (Commission File No. 0-5286) filed on July 23, 2010, and incorporated herein by reference.

(5)	Filed as an exhibit to the Kewaunee Scientific Corporation Quarterly Report to the Securities and Exchange Commission on Form 10-Q (Commission File No. 0-5286) for the quarterly period ended October 31, 2012, and incorporated herein by reference.
(6)	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on May 9, 2013, and incorporated herein by reference.
(7)	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on July 11, 2013, and incorporated herein by reference.
(8)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 2014, and incorporated herein by reference.
(9)	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on September 2, 2014, and incorporated herein by reference.
(10)	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on June 3, 2015, and incorporated herein by reference.
(11)	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on June 29, 2015 and incorporated herein by reference.
(12)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 2015, and incorporated herein by reference.
(13)	Filed as Appendix A to the Kewaunee Scientific Corporation Proxy Statement for its Annual Meeting of Stockholders on August 28, 2015 (Commission File No. 0-5286) filed on July 24, 2015, and incorporated herein by reference.
(14)	Filed as an exhibit to the Kewaunee Scientific Corporation Quarterly Report to the Securities and Exchange Commission on Form 10-Q (Commission File No. 0-5286) for the quarterly period ended October 31, 2015 and incorporated herein by reference.
(15)	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on form 8-K (Commission File No. 0-5286) filed on November 3, 2015 and incorporated herein by reference.
(16)	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on form 8-K (Commission File No. 0-5286) filed on December 10, 2015 and incorporated herein by reference.
(17)	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on June 24, 2016, and incorporated herein by reference.
(18)	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on June 28, 2016, and incorporated herein by reference.
(19)	Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 2016, and incorporated herein by reference.
(20)	Filed as an exhibit to the Kewaunee Scientific Corporation Quarterly Report to the Securities and Exchange Commission on Form 10-Q (Commission File No. 0-5286) for the quarterly period ended January 31, 2017 and incorporated herein by reference.
(21)	Filed as Appendix A to the Kewaunee Scientific Corporation Proxy Statement for its Annual Meeting of Stockholders on August 30, 2017 (Commission File No. 0-5286) filed on July 21, 2017 and incorporated herein by reference.
(22)	Filed as an exhibit to the Kewaunee Scientific Corporation Quarterly Report to the Securities and Exchange Commission on Form 10-Q (Commission File No. 0-5286) for the quarterly period ended January 31, 2018 and incorporated herein by reference.
(23)	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on form 8-K (Commission File No. 0-5286) filed on March 16, 2018 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEWAUNEE SCIENTIFIC CORPORATION

By:	/s/ David M. Rausch
David M. Rausch
President and Chief Executive Officer

Date: July 20, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

(i)	Principal Executive Officer	)
)
	/s/ David M. Rausch	)
	David M. Rausch	)
	President and Chief Executive Officer	)
)
(ii)	Principal Financial and Accounting Officer	)
)
	/s/ Thomas D. Hull III	)
	Thomas D. Hull III	)
	Vice President, Finance	)
	Chief Financial Officer,	)
	Treasurer and Secretary	)
)
(iii)	A majority of the Board of Directors:	)	July 20, 2018
)
)
/s/ Keith M. Gehl	/s/ John D. Russell	)
Keith M. Gehl	John D. Russell	)
)
)
/s/ Margaret B. Pyle	/s/ Donald F. Shaw	)
Margaret B. Pyle	Donald F. Shaw	)
)
)
/s/ David M. Rausch	/s/ William A. Shumaker	)
David M. Rausch	William A. Shumaker	)
)
)
/s/ David S. Rhind		)
David S. Rhind		)
)
)