Form 10-Q
period 2018-07-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2018-09-10
CIK 55529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2018

or

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

As of September 5, 2018, the registrant had outstanding 2,741,179 shares of Common Stock.

KEWAUNEE SCIENTIFIC CORPORATION

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2018

i

Part 1. Financial Information

Item 1. Financial Statements

Kewaunee Scientific Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

($ in thousands, except shares and per share data)

	Three months ended July 31
	2018	2017
Net Sales	$42,152	$33,881
Costs of products sold	34,678	27,060

Gross profit	7,474	6,821
Operating expenses	5,763	5,133

Operating earnings	1,711	1,688
Other income	164	168
Interest expense, net	(91)	(59)

Earnings before income taxes	1,784	1,797
Income tax expense	368	605

Net earnings	1,416	1,192
Less: net earnings attributable to the noncontrolling interest	9	44

Net earnings attributable to Kewaunee Scientific Corporation	$1,407	$1,148

Net earnings per share attributable to Kewaunee Scientific Corporation stockholders
Basic	$0.51	$0.42
Diluted	$0.50	$0.42
Weighted average number of common shares outstanding
Basic	2,736	2,712
Diluted	2,804	2,755

See accompanying notes to condensed consolidated financial statements.

Kewaunee Scientific Corporation

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

($ in thousands)

	Three months ended July 31
	2018	2017
Net earnings	$1,416	$1,192

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(388)	75
Change in fair value of cash flow hedges	4	8

Other comprehensive income (loss)	(384)	83

Comprehensive income, net of tax	1,032	1,275
Less: comprehensive income attributable to the noncontrolling interest	9	44

Comprehensive income attributable to Kewaunee Scientific Corporation	$1,023	$1,231

See accompanying notes to condensed consolidated financial statements.

Kewaunee Scientific Corporation

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

($ in thousands, except share and per share amounts)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at April 30, 2018	$6,841	$3,006	$(53)	$43,165	$(5,900)	$47,059
Net earnings attributable to Kewaunee Scientific Corporation	—	—	—	1,407	—	1,407
Other comprehensive income	—	—	—	—	(384)	(384)
Cash dividends paid, $0.17 per share	—	—	—	(465)	—	(465)
Stock options exercised, 9,250 shares	13	(13)	—	—	—	—
Share-based compensation	7	99	—	—	—	106
Cumulative adjustment for ASC 606, net of tax	—	—	—	217	—	217

Balance at July 31, 2018	$6,861	$3,092	$(53)	$44,324	$(6,284)	$47,940

See accompanying notes to condensed consolidated financial statements.

Kewaunee Scientific Corporation

Condensed Consolidated Balance Sheets

($ and shares in thousands, except per share amounts)

	July 31, 2018	April 30, 2018
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$9,064	$9,716
Restricted cash	1,023	1,242
Receivables, less allowance: $332, $384, on each respective date	36,048	32,660
Inventories	15,006	17,662
Prepaid expenses and other current assets	3,387	2,224

Total Current Assets	64,528	63,504
Property, plant and equipment, at cost	55,258	54,648
Accumulated depreciation	(40,616)	(39,987)

Net Property, Plant and Equipment	14,642	14,661
Deferred income taxes	2,042	2,031
Other	3,714	4,162

Total Other Assets	5,756	6,193

Total Assets	$84,926	$84,358

Liabilities and Equity
Current Liabilities:
Short-term borrowings and interest rate swaps	$7,528	$3,885
Current portion of long-term debt	1,167	1,167
Accounts payable	13,153	14,754
Employee compensation and amounts withheld	2,223	3,810
Deferred revenue	1,757	1,884
Other accrued expenses	3,068	2,062

Total Current Liabilities	28,896	27,562
Long-term debt	972	1,264
Accrued pension and deferred compensation costs	6,115	7,465
Income taxes payable	546	546

Total Liabilities	36,529	36,837
Commitments and Contingencies
Equity:
Common Stock, $2.50 par value, Authorized – 5,000 shares; Issued – 2,744 shares; 2,736 shares; Outstanding – 2,741 shares; 2,733 shares, on each respective date	6,861	6,841
Additional paid-in-capital	3,092	3,006
Retained earnings	44,324	43,165
Accumulated other comprehensive loss	(6,284)	(5,900)
Common stock in treasury, at cost, 3 shares, on each date	(53)	(53)

Total Kewaunee Scientific Corporation Stockholders’ Equity	47,940	47,059
Noncontrolling interest	457	462

Total Equity	48,397	47,521

Total Liabilities and Equity	$84,926	$84,358

See accompanying notes to condensed consolidated financial statements.

Kewaunee Scientific Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

($ in thousands)

	Three months ended July 31
	2018	2017
Cash flows from operating activities:
Net earnings	$1,416	$1,192
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	629	686
Bad debt provision	(44)	6
Share-based compensation expense	136	52
(Benefit) expense for deferred income tax	(11)	45
Change in assets and liabilities:
(Increase) decrease in receivables	(3,344)	6,248
Decrease (increase) in inventories	2,656	(2,066)
Decrease in accounts payable and other accrued expenses	(2,182)	(416)
Decrease in deferred revenue	(127)	(5,033)
Other, net	(1,958)	(184)

Net cash (used in) provided by operating activities	(2,829)	530
Cash flows from investing activities:
Capital expenditures	(610)	(435)

Net cash used in investing activities	(610)	(435)
Cash flows from financing activities:
Dividends paid	(465)	(406)
Proceeds from short-term borrowings	19,789	14,697
Repayments on short-term borrowings	(16,146)	(14,749)
Payments on long-term debt	(292)	(105)
Net proceeds from exercise of stock options	(30)	9

Net cash provided by (used in) financing activities	2,856	(554)
Effect of exchange rate changes on cash	(288)	10

Decrease in cash and cash equivalents	(871)	(449)
Cash, cash equivalents and restricted cash, beginning of period	10,958	13,941

Cash, cash equivalents and restricted cash, end of period	$10,087	$13,492

See accompanying notes to condensed consolidated financial statements.

Kewaunee Scientific Corporation

Notes to Condensed Consolidated Financial Statements

(unaudited)

A. Financial Information

The unaudited interim condensed consolidated financial statements of Kewaunee Scientific Corporation (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These interim condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of these financial statements and should be read in conjunction with the consolidated financial statements and notes included in the Company’s 2018 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. The consolidated balance sheet as of April 30, 2018 included in this interim period filing has been derived from the audited financial statements at that date, but does not include all of the information and related notes required by generally accepted accounting principles (GAAP) for complete financial statements.

The preparation of the interim condensed consolidated financial statements requires management to make certain estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

B. Revenue Recognition

The Company recognizes revenue when control of a good or service promised in a contract (i.e., performance obligation) is transferred to a customer. Control is obtained when a customer has the ability to direct the use of and obtain substantially all of the remaining benefits from that good or service. The majority of the Company’s revenues are recognized over time as the customer receives control as the Company performs work under a contract. However, a portion of the Company’s revenues are recognized at a point-in-time as control is transferred at a distinct point in time per the terms of a contract.

Performance Obligations

A performance obligation is a distinct good or service or bundle of goods and services that is distinct or a series of distinct goods or services that are substantially the same and have the same pattern of transfer. The Company identifies performance obligations at the inception of a contract and allocates the transaction price to individual performance obligations to reasonably reflect the Company’s performance in transferring control of the promised goods or services to the customer.

The following are the primary performance obligations identified by the Company:

Laboratory Furniture

The Company principally generates revenue from the manufacture of custom laboratory, healthcare, and technical furniture and infrastructure products (herein referred to as “laboratory furniture”). Our products include steel, wood, and laminate furniture, fume hoods, biological safety cabinets, laminar flow and ductless hoods, adaptable modular and column systems, moveable workstations and carts, epoxy resin worksurfaces, sinks, and accessories and related design services. Customers can benefit from each piece of laboratory furniture on its own or with resources readily available in the market place such as separately purchased installation services. Each piece of laboratory furniture does not significantly modify or customize other laboratory furniture, and the pieces of laboratory furniture are not highly interdependent or interrelated with each other. The Company can and frequently does break pieces of contracts into separate “runs” to meet manufacturing and construction schedules. As such, each piece of laboratory furniture is considered a separate and distinct performance obligation. The majority of the Company’s products are customized to meet the specific architectural design and performance requirements of laboratory planners and end users. The finished laboratory furniture has no alternative use to the Company and the Company has an enforceable right to payment for performance completed to date. As such, revenue from the sales of customized laboratory furniture is recognized over time once the customization process has begun, using the units-of-production output method to measure progress towards completion. There is not a material amount of work-in-process for which the customization process has begun at the end of a reporting period. The Company believes this output method most reasonably reflects the Company’s performance because it directly measures the value of the goods transferred to the customer. For standardized products sold by the Company revenue is recognized when control transfers, which is typically freight on board (“FOB”) shipping point.

Warranties

All orders contain a standard warranty that warrants that the product is free from defects in workmanship and materials under normal use and conditions for a limited period of time. Due of the nature and quality of the Company’s products, any warranty issues have historically been determined in a relatively short period after the sale, have been infrequent in nature, and have been immaterial to the Company’s financial position and results of operations. The Company’s standard warranties are not considered a separate and distinct performance obligation as the Company does not provide a service to customers beyond assurance that the covered product is free of initial defects. Costs of providing these short term assurance warranties are immaterial and accordingly are expensed as incurred. An extended separately priced warranty is available that can last up to five years. Separately priced extended warranties are considered separate performance obligations as they are a separately priced option available for purchase and they involve providing a service in addition to assurance that the product is free of defects.

Installation Services

The Company sometimes performs installation services for the customer. The scope of installation services primarily relates to setting up the laboratory furniture, ensuring the proper functioning of the laboratory furniture. In certain markets, the Company may provide a broader range of installation services involving the design and installation of the laboratory’s mechanical services. Installation services can be, and often are, performed by third parties and thus may be distinct from the Company’s products. Installation services create or enhance assets that the customer controls as the installation services are provided and, as such, revenue from installation services is recognized over time as the installation services are performed using the cost incurred input method, because there is a direct relationship between the Company’s inputs and the transfer of control of installation services to the customer.

Custodial Services

It is common in the laboratory and healthcare furniture industries for customers to request delivery at specific future dates, as products are often to be installed in buildings yet to be constructed. Frequently, customers will request the manufacture of these products prior to the customer’s ability or readiness to receive the product due to various reasons such as changes to or delays in the construction of the building. As such, from time to time our customers require us to provide custodial services for their laboratory furniture. Custodial services are frequently provided by third parties and do not significantly alter the other goods or services in the contract and as such are considered a separate and distinct performance obligation. Custodial services are simultaneously received and consumed by the customer and as such revenue from custodial services is recognized over time using a straight-line time-based measure of progress towards completion, because the Company’s services are provided evenly throughout the performance period.

Payment Terms and Transaction Prices

Our contracts with customers are fixed-priced and do not contain variable consideration or a general right of return or refund. Our contracts with customers contain terms typical for our industry, including withholding a portion of the transaction price until after the goods or services have been transferred to the customer (i.e. “retainage”). The Company does not recognize this as a significant financing component because the primary purpose of retainage is to provide the customer with assurance that the Company will perform its obligations under the contract, rather than to provide financing to the customer.

Allocation of Transaction Price

Our contracts with customers may contain multiple goods and services, such as differing types of laboratory furniture and installation services. For these arrangements, each good or service is evaluated to determine whether it represents a distinct performance obligation. The total transaction price is then allocated to the distinct performance obligations based on their relative standalone selling price at the inception of the arrangement. If available, the Company utilizes observable prices for goods or services sold separately to similar customers in similar circumstances to determine its relative standalone selling price. Otherwise, list prices are used if they are determined to be representative of standalone selling prices. If neither of these methods are available at contract inception, such as when we do not sell the product or service separately, judgment may be required and we determine the standalone selling price using one, or a combination of, the adjusted market assessment or expected cost-plus margin approaches.

Practical Expedients Used

ASC 606 permits the use of practical expedients under certain conditions. We have elected the following practical expedients allowed under ASC 606:

•	Under the modified retrospective approach the Company elected to reassess revenue recognition under ASC 606 for only those contracts open as of the adoption date.

•	The portfolio approach was applied in evaluating the accounting for the cost of obtaining a contract.

•	Payment terms with our customers which are one year or less are not considered a significant financing component.

•

The Company excludes from revenues taxes it collects from customers that are assessed by a government authority. This is primarily relevant to domestic sales but also includes taxes on some international sales which are also excluded from the transaction price.

•

Our incremental cost to obtain a contract is limited to sales commissions. We apply the practical expedient to expense commissions as incurred for contracts having a duration of one year or less. Sales commissions related to contracts with a duration of greater than one year are immaterial to our financial statements and are also expensed as incurred.

Disaggregated Revenue

A summary of net sales transferred to customers at a point in time and over time for the three months ended July 31, 2018 is as follows (in thousands):

	Domestic	International	Total
Over Time	$34,248	$6,082	$40,330
Point in Time	1,822	—	1,822

	$36,070	$6,082	$42,152

Contract Balances

The opening and closing balances of contract assets and liabilities arising from contracts with customers were $1,884,000 at April 30, 2018 and $1,757,000 at July 31, 2018. The timing of revenue recognition, billings and cash collections results in accounts receivable, unbilled receivables, and deferred revenue on the condensed consolidated balance sheet. In general, the Company receives payments from customers based on a billing schedule established in its contracts. Unbilled receivables represent amounts earned which have not yet been billed in accordance with contractually stated billing terms. Accounts receivable are recorded when the right to consideration becomes unconditional and the Company has a right to invoice the customer. Deferred revenue relates to payments received in advance of performance under the contract. Deferred revenue is recognized as revenue as (or when) the Company performs under the contract.

During the three months ended July 31, 2018, changes in contract assets and liabilities were not materially impacted by any other factors. Approximately 100% of the contract liability balance at April 30, 2018 is expected to be recognized as revenue during fiscal year 2019 and 46% of this amount was recognized during the three months ended July 31, 2018.

ASC 606 adoption impact

Under ASC 606, sales consisting of customized products sold to customers for which revenue was previously recognized at a point in time now meet the criteria of a performance obligation satisfied over time. These contracts consist of customized laboratory furniture engineered or customized to meet the customer’s requirements. In the event the customer cancels the contract, the Company will have no alternative use for and cannot economically repurpose the laboratory furniture, and the Company has the right to payment for performance completed to date. This change results in accelerated recognition of revenue and increases the balance of contract assets compared to the previous revenue recognition standard.

The Company adopted ASC 606 on May 1, 2018 using the modified retrospective approach and elected to reassess revenue recognition under ASC 606 for only those contracts open as of the adoption date, which resulted in a cumulative effect adjustment to increase Retained Earnings, net of tax, of $217,000. Comparative information for price periods has not been restated and continues to be reported under the accounting standards in effect for those periods presented. The Company elected to reflect the aggregate effect of all contract modifications that occurred before the beginning of the earliest period presented in determining the transaction price, identifying the satisfied and unsatisfied performance obligations and allocating the transaction price to the satisfied and unsatisfied performance obligations for the modified contract at transition. The effects of this election were immaterial.

The following table summarizes the impact of adopting ASC 606 on the condensed consolidated statements of operations:

	Three Months Ended July 31, 2018
	($ in thousands)
	As Reported	Adjustments	Balance Without Adoption of ASC 606
Net sales	$42,152	$(1,169)	$40,983
Costs of products sold	34,678	(685)	33,993

Gross profit	7,474	(484)	6,990
Operating expenses	5,763	2	5,765

Operating earnings	1,711	(486)	1,225
Other income	164	—	164
Interest expense	(91)	—	(91)

Earnings before income taxes	1,784	(486)	1,298
Income tax expense	368	(117)	251

Net earnings	1,416	(369)	1,047
Net earnings attributable to the noncontrolling interest	9	—	9

Net earnings attributable to Kewaunee Scientific Corporation	1,407	(369)	1,038

Basic Earnings Per Share	$0.51	$(0.13)	$0.38
Diluted Earnings Per Share	$0.50	$(0.13)	$0.37

The following table summarizes the impact of adopting ASC 606 on the Company’s condensed consolidated balance sheets:

	Three months Ended July 31, 2018
	($ in thousands)
	As Reported	Adjustments	Balance Without Adoption of ASC 606
Assets
Cash and cash equivalents	$9,064		$9,064
Restricted Cash	1,023		1,023
Receivables, less allowances	36,048	(1,169)	34,879
Inventories	15,006	685	15,691
Prepaid expenses and other assets	3,387		3,387

Total Current Assets	64,528	(484)	64,044
Net property, plant and equipment	14,642		14,642
Other assets	5,756		5,756

Total Assets	$84,926	$(484)	$84,442

Liabilities and Equity
Short-term borrowings and interest rate swaps	$7,528	$—	$7,528
Current portion of long-term debt	1,167	—	1,167
Accounts payable	13,153	2	13,155
Other current liabilities	7,048	(117)	6,931

Total Current Liabilities	28,896	(115)	28,781
Other non-current liabilities	7,633	—	7,633

Total Liabilities	36,529	(115)	36,414
Noncontrolling interest	457	—	457
Kewaunee Scientific Corporation Equity	47,940	(369)	47,571

Total Equity	48,397	—	48,028

Total Liabilities and Equity	$84,926	$(484)	$84,442

C. Derivative Financial Instruments

The Company records derivatives on the condensed consolidated balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The nature of the Company’s business activities involves the management of various financial and market risks, including those related to changes in interest rates. The Company does not enter into derivative instruments for speculative purposes. In May 2013, the Company entered into an interest rate swap agreement whereby the interest rate payable by the Company on $3,450,000 of outstanding long-term debt was effectively converted to a fixed interest rate of 4.875% for the period beginning May 1, 2013 and ending August 1, 2017. In May 2013, the Company entered into an interest rate swap agreement whereby the interest rate payable by the Company on $2,600,000 of outstanding long-term debt was effectively converted to a fixed interest rate of 4.37% for the period beginning August 1, 2017 and ending May 1, 2020. In May 2013, the Company entered into an interest rate swap agreement whereby the interest rate payable by the Company on $1,218,000 of outstanding long-term debt was effectively converted to a fixed interest rate of 3.07% for the period beginning November 3, 2014 and ending May 1, 2020. The Company entered into these interest rate swap arrangements to mitigate future interest rate risk associated with its long-term debt and has designated these as cash flow hedges.

D. Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the three month period. Diluted earnings per share reflects the assumed conversion and exercise of restricted stock units and outstanding stock options under the Company’s Omnibus Incentive Plan and previous stock option plans, except when such awards have an anti-dilutive effect. There were no antidilutive awards outstanding at July 31, 2018. Options to purchase 39,200 shares were not included in the computation of diluted earnings per share for the three month period ended July 31, 2017, because the option exercise prices were greater than the average market price of the common shares during the quarter, and accordingly, such stock options would have an antidilutive effect.

E. Inventories

Inventories consisted of the following (in thousands):

	July 31, 2018	April 30, 2018
Finished goods	$3,466	$4,751
Work-in-process	1,248	2,278
Materials and components	10,292	10,633

Total inventories	$15,006	$17,662

The Company uses the last-in, first-out (LIFO) method of valuing inventory for its domestic operations, which represents $13,489,000 of inventory at July 31, 2018 and $15,754,000 at April 30, 2018. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs, and are subject to the final year-end LIFO inventory valuation. The Company’s international subsidiaries’ inventories were $1,517,000 at July 31, 2018 and $1,908,000, at April 30, 2018, measured using the first-in, first-out (“FIFO”) method at the lower of cost and net realizable value.

F. Segment Information

The Company’s operations are classified into two business segments: Domestic and International. The Domestic business segment principally designs, manufactures, and installs laboratory and technical furniture, including steel and wood laboratory cabinetry, fume hoods, laminate casework, flexible systems, worksurfaces, workstations, workbenches, and computer enclosures. The International business segment, which consists of the Company’s foreign subsidiaries, provides products and services, including facility design, laboratory design, detailed engineering detailed engineering, construction, and project management from the planning stage through testing and commissioning of laboratories. Intersegment transactions are recorded at normal profit margins. All intercompany balances and transactions have been eliminated. Certain corporate expenses shown below have not been allocated to the business segments.

The following table provides financial information by business segments for the three months ended July 31, 2018 and 2017 (in thousands):

	Domestic	International	Corporate	Total
Three months ended July 31, 2018
Revenues from external customers	$36,070	$6,082	$—	$42,152
Intersegment revenues	462	726	(1,188)	—
Earnings (loss) before income taxes	2,999	449	(1,664)	1,784
Three months ended July 31, 2017
Revenues from external customers	$22,146	$11,735	$—	$33,881
Intersegment revenues	4,085	868	(4,953)	—
Earnings (loss) before income taxes	1,816	1,370	(1,389)	1,797

G. Defined Benefit Pension Plans

The Company has non-contributory defined benefit pension plans covering substantially all domestic salaried and hourly employees. These plans were amended as of April 30, 2005; no further benefits have been, or will be, earned under the plans, subsequent to the amendment date, and no additional participants will be added to the plans. The Company contributed $1,000,000 to the plans during the three months ended July 31, 2018. There were no Company contributions to the plans in the three months ended July 31, 2017. The Company does not plan to make any additional contributions during fiscal 2019. The Company assumed an expected long-term rate of return of 7.75% for the periods ended July 31, 2018 and July 31, 2017. Pension expense consisted of the following (in thousands):

	Three months ended July 31, 2018	Three months ended July 31, 2017
Service cost	$—	$—
Interest cost	215	219
Expected return on plan assets	(362)	(339)
Recognition of net loss	221	283

Net periodic pension expense	$74	$163

H. Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and equivalents, mutual funds, cash surrender value of life insurance policies, term loans and short-term borrowings. The carrying value of these assets and liabilities approximate their fair value. The following tables summarize the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring and nonrecurring basis as of July 31, 2018 and April 30, 2018 (in thousands):

	July 31, 2018
	Level 1	Level 2	Total
Financial Assets
Trading securities held in non-qualified compensation plans (1)	$3,605	$—	$3,605
Cash surrender value of life insurance policies (1)	—	65	65

Total	$3,605	$65	$3,670

Financial Liabilities
Non-qualified compensation plans (2)	$—	$4,037	$4,037
Interest rate swap derivatives	—	—	—

Total	$—	$4,037	$4,037

	April 30, 2018
	Level 1	Level 2	Total
Financial Assets
Trading securities held in non-qualified compensation plans (1)	$4,050	$—	$4,050
Cash surrender value of life insurance policies (1)	—	65	65

Total	$4,050	$65	$4,115

Financial Liabilities
Non-qualified compensation plans (2)	$—	$4,462	$4,462
Interest rate swap derivatives	—	5	5

Total	$—	$4,467	$4,467

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

I. Stock Options and Share-based Compensation

The Company adopted ASU 2016-9, “Stock Compensation – Improvements to Employee Share-Based Payment Accounting” prospectively effective May 1, 2017. Prior periods were not retrospectively adjusted. The Company elected prospectively to account for forfeitures as they occur rather than apply an estimated rate to share-based compensation expense. Compensation costs related to stock options and other stock awards granted by the Company are charged against operating expenses during their vesting period, under ASC 718, “Compensation—Stock Compensation.”

The Company granted 17,769 restricted stock units (“RSUs”) under the 2017 Omnibus Incentive Plan during the three months ended July 31, 2018. The RSUs include both a service and a performance component, vesting over a three year period. The recognized expense is based upon the vesting period for service criteria and estimated attainment of the performance criteria at the end of the three year period based on the ratio of cumulative days incurred, to total days over the three year period. The Company recorded share-based compensation expense during the three months ended July 31, 2018 of $15,000 for this issuance with the remaining estimated share-based compensation expense of $447,000 to be recorded over the remaining three year period.

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

The 2017 Tax Act also includes a one-time transition tax on accumulated unrepatriated foreign earnings. The Company has not yet completed the calculation of the related income tax pools for all of its foreign subsidiaries. The Company anticipates additional future impacts at a U.S., state and local tax level related to the 2017 Tax Act as statutory and interpretive guidance continues to become available from applicable tax authorities needed to record the complete tax expense. The Company did not record any changes during the three months ended July 31, 2018 in regard to the provisional amounts recorded at April 30, 2018.

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (“GILTI”) provisions of the Tax Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that companies must make a policy decision to either record deferred taxes related to GILTI inclusions or treat any taxes on GILTI inclusions as period costs. The Company is continuing to evaluate these options and will make its decision regarding the accounting policy election within the measurement period as provided under SAB 118. The Company has included tax expense related to GILTI for current year operations in the forecasted effective tax rate.

K. Reclassifications

In connection with our adoption of ASU 2016-18, “Statement of Cash Flows-Restricted Cash,” the Company reclassified certain 2017 amounts in the condensed consolidated statements of cash flows to include restricted cash when reconciling the beginning-of-period and end-of-period cash amounts shown on the statement of cash flows to conform to the current period presentation.

L. New Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). This update outlined a new comprehensive revenue recognition model that supersedes most current revenue recognition guidance and required companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflected the consideration to which the entity expected to be entitled in exchange for those goods or services. The Company adopted this standard effective May 1, 2018. See Note B in a discussion of the impact of the adoption of this standard.

In August 2016, the FASB issued ASU 2016-15, “Cash Flow Classification of Certain Cash Receipts and Cash Payments,” which clarifies guidance on classification of certain transactions in the statement of cash flows, including classification of debt prepayments, debt extinguishment costs and contingent consideration payments after a business combination. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company adopted this standard effective May 1, 2018. The adoption of this standard did not have a significant impact on the Company’s condensed consolidated financial position or results of operations.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows—Restricted Cash,” which requires that the statement of cash flows reconcile the change during the period in total cash, cash equivalents and restricted cash. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company adopted this standard effective May 1, 2018.    The adoption of this standard did not have a significant impact on the Company’s condensed consolidated financial position or results of operations.

In March 2017, the FASB issued ASU 2017-07, “Compensation—Retirement Benefits—Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which requires that the service cost component of net periodic pension cost is presented in the same line as other compensation costs arising from services rendered by the respective employees during the year. The other components of net periodic pension cost are required to be presented in the income statement separately from the service cost component and outside of earnings from operations. This guidance allows for the service cost component to be eligible for capitalization when applicable. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company adopted this standard effective May 1, 2018. The adoption of this standard did not have a significant impact on the Company’s condensed consolidated financial position or results of operations.

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation—Scope of Modification Accounting.” This guidance was issued in an effort to reduce diversity in practice as it relates to applying modification accounting for changes to the terms and conditions of share-based payment awards. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company adopted this standard effective May 1, 2018. The adoption of this standard did not have a significant impact on the Company’s condensed consolidated financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s 2018 Annual Report on Form 10-K contains management’s discussion and analysis of financial condition and results of operations as of and for the year ended April 30, 2018. The following discussion and analysis describes material changes in the Company’s financial condition since April 30, 2018. The analysis of results of operations compares the three months ended July 31, 2018 with the comparable period of the prior year.

Results of Operations

Sales for the three months ended July 31, 2018 were $42,152,000, an increase of 24.4% from sales of $33,881,000 in the comparable period of the prior year. Domestic sales were $36,070,000, up from $22,146,000 in the comparable period of the prior year, due to strength in each of the Company’s domestic sales channels reflecting strong demand for Kewaunee’s laboratory, healthcare and technical furniture products. International sales were $6,082,000, down from sales of $11,735,000 in the comparable period of the prior year as a very large Middle East order was partially delivered in the first quarter of fiscal year 2018 which did not repeat in the first quarter of fiscal year 2019.

The order backlog was $102.1 million at July 31, 2018, as compared to $116.3 million at April 30, 2018 and $111.2 million at July 31, 2017.

The gross profit margin for the three months ended July 31, 2018 was 17.7% of sales, as compared to 20.1% of sales in the comparable quarter of the prior year. The decrease in the gross profit margin percentage for the current period was primarily due to higher materials costs from many suppliers that the Company was unable to pass along to customers due to the nature of the Company’s fixed priced construction contracts and a temporary increase in operating costs.

Operating expenses for the three months ended July 31, 2018 were $5,763,000, or 13.7% of sales, as compared to $5,133,000, or 15.2% of sales, in the comparable period of the prior year. The increase in operating expenses for the three months ended July 31, 2018 related primarily to an increase in professional fees as well as an overall increase in administration costs.

Interest expense was $91,000 for the three months ended July 31, 2018, as compared to $59,000 for the comparable period of the prior year. The increase in interest expense resulted from higher borrowing levels in the first three months of the current year as compared to the prior year.

Income tax expense of $368,000 was recorded for the three months ended July 31, 2018, as compared to income tax expense of $605,000 recorded for the comparable period of the prior year. The effective tax rates were 20.6% and 33.7% for the three months ended July 31, 2018 and 2017, respectively. The effective tax rate for the current period reflects the favorable impact of the lower federal 21% statutory rate that was effective in the current fiscal year as a result of the enactment of the Tax Cuts and Jobs Act, which was signed into law in December 2017.

Noncontrolling interests related to the Company’s subsidiary not 100% owned by the Company reduced net earnings by $9,000 for the three months ended July 31, 2018, as compared to $44,000 for the comparable period of the prior year. The change in the net earnings attributable to the noncontrolling interest in the current period was due to changes in earnings of the subsidiary in the related period.

Net earnings of $1,407,000, or $0.50 per diluted share, were reported for the three months ended July 31, 2018, compared to net earnings of $1,148,000, or $0.42 per diluted share, in the prior year period.

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

The Company had working capital of $35,632,000 at July 31, 2018, compared to $35,942,000 at April 30, 2018. The ratio of current assets to current liabilities was 2.2-to-1.0 at July 31, 2018, compared to 2.3-to-1.0 at April 30, 2018. At July 31, 2018, advances of $7.5 million were outstanding under the Company’s bank revolving credit facility, compared to advances of $3.8 million outstanding as of April 30, 2018. The Company had standby letters of credit outstanding of $5.2 million at July 31, 2018 and April 30, 2018. Amounts available under the $20 million revolving credit facility were $7.3 million and $11.0 million at July 31, 2018 and April 30, 2018, respectively. Total bank borrowings and interest rate swaps were $9,667,000 at July 31, 2018, compared to $6,316,000 at April 30, 2018.

The Company’s operations used cash of $2,829,000 during the three months ended July 31, 2018, with cash primarily used by an increase of $3,344,000 in receivables and a decrease of $2,182,000 in payables, partially offset by cash from earnings and an increase in inventories of $2,656,000. The Company’s operations provided cash of $530,000 during the three months ended July 31, 2017, with cash primarily provided from earnings and a decrease of $6,248,000 in receivables, partially offset by an increase in inventories of $2,066,000 and a decrease of $5,033,000 in deferred revenue.

During the three months ended July 31, 2018, the Company used net cash of $610,000 in investing activities, all of which was attributable to capital expenditures. During the three months ended July 31, 2017, the Company used net cash of $435,000 in investing activities, all of which was used for capital expenditures.

The Company’s financing activities provided cash of $2,856,000 during the three months ended July 31, 2018. Cash was provided by a net increase in short-term borrowings of $3,643,000 and offset by cash dividends of $465,000 paid to stockholders and repayment of $292,000 on long-term debt. The Company’s financing activities used cash of $554,000 during the three months ended July 31, 2017 primarily for cash dividends of $406,000 paid to stockholders, repayment of $105,000 on long-term debt, and a net decrease in short-term borrowings of $52,000.

Outlook

The Company’s ability to predict future demand for its products continues to be limited given its role as subcontractor or supplier to dealers for subcontractors. Demand for the Company’s products is also dependent upon the number of laboratory construction projects planned and/or current progress in projects already under construction. The Company’s earnings are also impacted by fluctuations in prevailing pricing for projects in the laboratory construction marketplace and increased costs of raw materials, including stainless steel, wood, and epoxy resin, and whether the Company is able to increase product prices to customers in amounts that correspond to such increases without materially and adversely affecting sales. Additionally, since prices are normally quoted on a firm basis in the industry, the Company bears the burden of possible increases in labor and material costs between the quotation of an order and delivery of a product. Looking forward, the Company is optimistic about fiscal year 2019 as our order backlog and opportunities in the marketplace remain strong.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This report contains statements that the Company believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report, including statements regarding the Company’s future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “predict,” “believe” and similar words, expressions and variations of these words and expressions are intended to identify forward-looking statements. All forward-looking statements are subject to important factors, risks, uncertainties and assumptions, including industry and economic conditions that could cause actual results to differ materially from those described in the forward-looking statements. Such factors, risks, uncertainties and assumptions include, but are not limited to, competitive and general economic conditions, both domestically and internationally; changes in customer demands; dependence on customers’ required delivery schedules; risks related to fluctuations in the Company’s operating results from quarter to quarter; risks related to international operations, including foreign currency fluctuations; changes in the legal and regulatory environment; changes in raw materials and commodity costs; and acts of terrorism, war, governmental action, natural disasters and other Force Majeure events. Many important factors that could cause such a difference are described under the caption “Risk Factors” in Item 1A in the Company’s 2018 Annual Report on Form 10-K. These forward-looking statements speak only as of the date of this document. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures made on this matter in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2018.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of July 31, 2018. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of July 31, 2018, the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that all material information required to be filed in this quarterly report is made known to them by others within the Company and its subsidiaries.

(b) Changes in internal controls

There was no significant change in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Other than as set forth below, as of July 31, 2018 there have been no material changes to the risk factors faced by the Company from those previously disclosed in our Annual Report on Form 10-K for the year ended April 30, 2018.

Changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences, may have a material adverse impact on our business and results of operations.

The U.S. government has indicated its intent to adopt a new approach to trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements, such as the North American Free Trade Agreement (“NAFTA”). It has also initiated tariffs on certain foreign goods and has raised the possibility of imposing significant, additional tariff increases or expanding the tariffs to capture other types of goods. In response, certain foreign governments have imposed retaliatory tariffs on goods that their countries import from the U.S. Changes in U.S. trade policy could result in one or more foreign governments adopting responsive trade policies making it more difficult or costly for us to import our products or raw materials from those countries. This, together with tariffs already imposed, or that may be imposed in the future, by the U.S., could require us to increase prices to our customers which may reduce demand, or, if we are unable to increases prices, result in lowering our margin on products sold.

We cannot predict the extent to which the U.S. or other countries will impose quotas, duties, tariffs, taxes or other similar restrictions upon the import or export of our products or raw materials in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the U.S. economy, which in turn could have a material adverse effect on our business, financial condition and results of operations.

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

KEWAUNEE SCIENTIFIC CORPORATION (Registrant)

Date: September 10, 2018	By	/s/ Thomas D. Hull III
Thomas D. Hull III
(As duly authorized officer and Vice President, Finance and Chief Financial Officer)