Form 10-Q
period 2018-10-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2018-12-13
CIK 55529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2018

or

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

As of December 4, 2018, the registrant had outstanding 2,744,325 shares of Common Stock.

KEWAUNEE SCIENTIFIC CORPORATION

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2018

i

Part 1. Financial Information

Item 1.	Financial Statements

Kewaunee Scientific Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

($ and shares in thousands, except per share amounts)

	Three months ended October 31		Six months ended October 31
	2018	2017	2018	2017
Net sales	$37,278	$41,471	$79,430	$75,352
Costs of products sold	29,505	33,560	64,183	60,620

Gross profit	7,773	7,911	15,247	14,732
Operating expenses	5,963	5,256	11,726	10,389

Operating earnings	1,810	2,655	3,521	4,343
Other income	150	177	314	345
Interest expense, net	(91)	(89)	(182)	(148)

Earnings before income taxes	1,869	2,743	3,653	4,540
Income tax expense	415	978	783	1,583

Net earnings	1,454	1,765	2,870	2,957
Less: net earnings attributable to the noncontrolling interest	40	41	49	85

Net earnings attributable to Kewaunee Scientific Corporation	$1,414	$1,724	$2,821	$2,872

Net earnings per share attributable to Kewaunee Scientific Corporation stockholders
Basic	$0.52	$0.64	$1.03	$1.06
Diluted	$0.51	$0.62	$1.01	$1.04
Weighted average number of common shares outstanding
Basic	2,743	2,717	2,740	2,715
Diluted	2,800	2,776	2,802	2,766

See accompanying notes to condensed consolidated financial statements.

Kewaunee Scientific Corporation

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

($ in thousands)

	Three months ended October 31		Six months ended October 31
	2018	2017	2018	2017
Net earnings	$1,454	$1,765	$2,870	$2,957

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(725)	(229)	(1,113)	(154)
Change in fair value of cash flow hedge	1	10	5	18

Other comprehensive income (loss)	(724)	(219)	(1,108)	(136)

Comprehensive income, net of tax	730	1,546	1,762	2,821
Less: comprehensive income attributable to the noncontrolling interest	40	41	49	85

Comprehensive income attributable to Kewaunee Scientific Corporation	$690	$1,505	$1,713	$2,736

See accompanying notes to condensed consolidated financial statements.

Kewaunee Scientific Corporation

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

($ in thousands, except share and per share amounts)

	Six Months Ended October 31, 2018
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at April 30, 2018	$6,841	$3,006	$(53)	$43,165	$(5,900)	$47,059
Net earnings attributable to Kewaunee Scientific Corporation	—	—	—	1,407	—	1,407
Other comprehensive income (loss)	—	—	—	—	(384)	(384)
Cash dividends paid, $0.17 per share	—	—	—	(465)	—	(465)
Stock options exercised, 9,250 shares	13	(13)	—	—	—	—
Stock based compensation	7	99	—	—	—	106
Cumulative adjustment for ASC 606, net of tax	—	—	—	217	—	217

Balance at July 31, 2018	6,861	3,092	(53)	44,324	(6,284)	47,940

Net earnings attributable to Kewaunee Scientific Corporation	—	—	—	1,414	—	1,414
Other comprehensive income (loss)	—	—	—	—	(724)	(724)
Cash dividends paid, $0.19 per share	—	—	—	(521)	—	(521)
Stock options exercised, 5,800 shares	8	(8)	—	—	—	—
Stock based compensation	—	140	—	—	—	140
Cumulative adjustment for accounting change, net of tax	—	—	—	671	—	671

Balance at October 31, 2018	$6,869	$3,224	$(53)	$45,888	$(7,008)	$48,920

	Six Months Ended October 31, 2017
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at April 30, 2017	$6,789	$2,695	$(53)	$39,771	$(6,319)	$42,883
Net earnings attributable to Kewaunee Scientific Corporation	—	—	—	1,148	—	1,148
Other comprehensive income (loss)	—	—	—	—	83	83
Cash dividends paid, $0.15 per share	—	—	—	(406)	—	(406)
Stock options exercised, 500 shares	1	8	—	—	—	9
Stock based compensation	—	52	—	—	—	52

Balance at July 31, 2017	6,790	2,755	(53)	40,513	(6,236)	43,769

Net earnings attributable to Kewaunee Scientific Corporation	—	—	—	1,724	—	1,724
Other comprehensive income (loss)	—	—	—	—	(219)	(219)
Cash dividends paid, $0.17 per share	—	—	—	(462)	—	(462)
Stock options exercised, 15,241 shares	15	(16)	—	—	—	(1)
Stock based compensation	4	122	—	—	—	126

Balance at October 31, 2017	$6,809	$2,861	$(53)	$41,775	$(6,455)	$44,937

See accompanying notes to condensed consolidated financial statements.

Kewaunee Scientific Corporation

Condensed Consolidated Balance Sheets

($ and shares in thousands, except per share amounts)

	October 31, 2018	April 30, 2018
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$9,477	$9,716
Restricted cash	679	1,242
Receivables, less allowance; $372; $384, on each respective date	29,785	32,660
Inventories	17,097	17,662
Prepaid expenses and other current assets	3,251	2,224

Total Current Assets	60,289	63,504
Property, plant and equipment, at cost	56,120	54,648
Accumulated depreciation	(41,252)	(39,987)

Net Property, Plant and Equipment	14,868	14,661
Deferred income taxes	1,888	2,031
Other	3,551	4,162

Total Other Assets	5,439	6,193

Total Assets	$80,596	$84,358

Liabilities and Stockholders’ Equity
Current Liabilities:
Short-term borrowings and interest rate swaps	$4,658	$3,885
Current portion of long-term debt and lease obligations	1,184	1,167
Accounts payable	10,726	14,754
Employee compensation and amounts withheld	3,162	3,810
Deferred revenue	1,563	1,884
Other accrued expenses	2,743	2,062

Total Current Liabilities	24,036	27,562
Long-term debt	822	1,264
Accrued pension and deferred compensation costs	6,016	7,465
Income taxes payable	339	546

Total Liabilities	31,213	36,837
Commitments and Contingencies
Stockholders’ Equity:
Common Stock, $2.50 par value, Authorized – 5,000 shares; Issued – 2,747 shares; 2,736 shares; – Outstanding – 2,744 shares; 2,733 shares, on each respective date	6,869	6,841
Additional paid-in-capital	3,224	3,006
Retained earnings	45,888	43,165
Accumulated other comprehensive loss	(7,008)	(5,900)
Common stock in treasury, at cost, 3 shares, on each date	(53)	(53)

Total Kewaunee Scientific Corporation Stockholders’ Equity	48,920	47,059
Noncontrolling interest	463	462

Total Stockholders’ Equity	49,383	47,521

Total Liabilities and Stockholders’ Equity	$80,596	$84,358

See accompanying notes to condensed consolidated financial statements.

Kewaunee Scientific Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

($ in thousands)

	Six months ended October 31
	2018	2017
Cash flows from operating activities:
Net earnings	$2,870	$2,957
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	1,263	1,403
Bad debt provision	20	45
Share-based compensation expense	275	178
Provision for deferred income taxes	143	50
Change in assets and liabilities:
Decrease (increase) in receivables	2,855	(3,401)
Decrease (increase) in inventories	565	(1,504)
(Decrease) increase in accounts payable and other accrued expenses	(4,202)	3,514
(Decrease) in deferred revenue	(321)	(4,300)
Other, net	(1,167)	(1,055)

Net cash provided by (used in) by operating activities	2,301	(2,113)
Cash flows from investing activities:
Capital expenditures	(1,311)	(1,437)

Net cash used in investing activities	(1,311)	(1,437)
Cash flows from financing activities:
Dividends paid	(986)	(868)
Dividends paid to holders of noncontrolling interest in subsidiaries	—	(74)
Proceeds from short-term borrowings	34,135	28,476
Repayments on short-term borrowings	(33,362)	(24,356)
Payments on long-term debt and lease obligations	(583)	(334)
Net proceeds from exercise of stock options	(29)	8

Net cash (used in) provided by financing activities	(825)	2,852
Effect of exchange rate changes on cash and cash equivalents	(967)	(59)

Decrease in cash, cash equivalents and restricted cash	(802)	(757)
Cash, cash equivalents and restricted cash, beginning of period	10,958	13,941

Cash, cash equivalents and restricted cash, end of period	$10,156	$13,184

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

These interim condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of these financial statements and should be read in conjunction with the consolidated financial statements and notes included in the Company’s 2018 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. The condensed consolidated balance sheet as of April 30, 2018 included in this interim period filing has been derived from the audited financial statements at that date, but does not include all of the information and related notes required by generally accepted accounting principles (GAAP) for complete financial statements.

The preparation of the interim condensed consolidated financial statements requires management to make certain estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

Adjusted Financial Information for Change in Accounting Principle

During the second quarter of 2019, the Company changed its method of accounting for its Domestic segment’s inventory from the last-in, first-out (LIFO) method to the first-in, first out (FIFO) method. All prior periods presented have been retrospectively adjusted to apply the new method of accounting. See Note E for more information on the change in inventory accounting method.

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

Performance Obligations

A performance obligation is a distinct good or service or bundle of goods and services that is distinct or a series of distinct goods or services that are substantially the same and have the same pattern of transfer. The Company identifies performance obligations at the inception of a contract and allocates the transaction price to individual performance obligations to reasonably reflect the Company’s performance in transferring control of the promised goods or services to the customer. The Company has elected to treat shipping and handling as a fulfillment activity instead of a separate performance obligation.

The following are the primary performance obligations identified by the Company:

Laboratory Furniture

The Company principally generates revenue from the manufacture of custom laboratory, healthcare, and technical furniture and infrastructure products (herein referred to as “laboratory furniture”). The Company’s products include steel, wood, and laminate furniture, fume hoods, biological safety cabinets, laminar flow and ductless hoods, adaptable modular and column systems, moveable workstations and carts, epoxy resin worksurfaces, sinks, and accessories and related design services. Customers can benefit from each piece of laboratory furniture on its own or with resources readily available in the market place such as separately purchased installation services. Each piece of laboratory furniture does not significantly modify or customize other laboratory furniture, and the pieces of laboratory furniture are not highly interdependent or interrelated with each other. The Company can, and frequently does, break pieces of contracts into separate “runs” to meet manufacturing and construction schedules. As such, each piece of laboratory furniture is considered a separate and distinct performance obligation. The majority of the Company’s products are customized to meet the specific architectural design and performance requirements of laboratory planners and end users. The finished laboratory furniture has no alternative use to the Company and the Company has an enforceable right to payment for performance completed to date. As such, revenue from the sales of customized laboratory furniture is recognized over time once the customization process has begun, using the units-of-production output method to measure progress towards completion. There is not a material amount of work-in-process for which the customization process has begun at the end of a reporting period. The Company believes this output method most reasonably reflects the Company’s performance because it directly measures the value of the goods transferred to the customer. For standardized products sold by the Company, revenue is recognized when control transfers, which is typically freight on board (“FOB”) shipping point.

Warranties

All orders contain a standard warranty that warrants that the product is free from defects in workmanship and materials under normal use and conditions for a limited period of time. Due to the nature and quality of the Company’s products, any warranty issues have historically been determined in a relatively short period after the sale, have been infrequent in nature, and have been immaterial to the Company’s financial position and results of operations. The Company’s standard warranties are not considered a separate and distinct performance obligation as the Company does not provide a service to customers beyond assurance that the covered product is free of initial defects. Costs of providing these short term assurance warranties are immaterial and, accordingly, are expensed as incurred. An extended separately priced warranty is available that can last up to five years. Separately priced extended warranties are considered separate performance obligations as they are a separately priced option available for purchase and they involve providing a service in addition to assurance that the product is free of defects.

Installation Services

The Company sometimes performs installation services for customers. The scope of installation services primarily relates to setting up the laboratory furniture, ensuring the proper functioning of the laboratory furniture. In certain markets, the Company may provide a broader range of installation services involving the design and installation of the laboratory’s mechanical services. Installation services can be, and often are, performed by third parties and thus may be distinct from the Company’s products. Installation services create or enhance assets that the customer controls as the installation services are provided and, as such, revenue from installation services is recognized over time as the installation services are performed using the cost input method, because there is a direct relationship between the Company’s inputs and the transfer of control of installation services to the customer.

Custodial Services

It is common in the laboratory and healthcare furniture industries for customers to request delivery at specific future dates, as products are often to be installed in buildings yet to be constructed. Frequently, customers will request the manufacture of these products prior to the customer’s ability or readiness to receive the product due to various reasons such as changes to or delays in the construction of the building. As such, from time to time our customers require us to provide custodial services for their laboratory furniture. Custodial services are frequently provided by third parties and do not significantly alter the other goods or services covered by the contract and as such are considered a separate and distinct performance obligation. Custodial services are simultaneously received and consumed by the customer and as such revenue from custodial services is recognized over time using a straight-line time-based measure of progress towards completion, because the Company’s services are provided evenly throughout the performance period.

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

•

Our incremental cost to obtain a contract is limited to sales commissions. We apply the practical expedient to expense commissions as incurred for contracts having a duration of one year or less. Sales commissions related to contracts with a duration of greater than one year are immaterial to the company’s consolidated financial position and results of operations and are also expensed as incurred.

Disaggregated Revenue

A summary of net sales transferred to customers at a point in time and over time for the three and six months ended October 31, 2018 is as follows (in thousands):

	Three Months Ended October 31, 2018
	Domestic	International	Total
Over Time	$28,311	$6,656	$34,967
Point in Time	2,311	—	2,311

	$30,622	$6,656	$37,278

	Six Months Ended October 31, 2018
	Domestic	International	Total
Over Time	$62,559	$12,738	$75,297
Point in Time	4,133	—	4,133

	$66,692	$12,738	$79,430

Contract Balances

The closing and opening balances of contract assets and liabilities arising from contracts with customers were $1,563,000 at October 31, 2018 and $1,884,000 at April 30, 2018. The timing of revenue recognition, billings and cash collections results in accounts receivable, unbilled receivables, and deferred revenue on the condensed consolidated balance sheets. In general, the Company receives payments from customers based on a billing schedule established in its contracts. Unbilled receivables represent amounts earned which have not yet been billed in accordance with contractually stated billing terms. Accounts receivable are recorded when the right to consideration becomes unconditional and the Company has a right to invoice the customer. Deferred revenue relates to payments received in advance of performance under the contract. Deferred revenue is recognized as revenue as (or when) the Company performs under the contract.

During the three and six months ended October 31, 2018, changes in contract assets and liabilities were not materially impacted by any other factors. Approximately 100% of the contract liability balance at April 30, 2018 is expected to be recognized as revenue during fiscal year 2019 and 35% and 81% of this amount was recognized during the three and six months ended October 31, 2018, respectively.

ASC 606 adoption impact

Under ASC 606, sales consisting of customized products sold to customers for which revenue was previously recognized at a point in time now meet the criteria of a performance obligation satisfied over time. These contracts consist of customized laboratory furniture engineered or tailored to meet the customer’s requirements. In the event the customer cancels the contract, the Company will have no alternative use for and cannot economically repurpose the laboratory furniture, and the Company has the right to payment for performance completed to date. This change results in accelerated recognition of revenue and increases the balance of contract assets compared to the previous revenue recognition standard.

The Company adopted ASC 606 on May 1, 2018 using the modified retrospective approach and elected to reassess revenue recognition under ASC 606 for only those contracts open as of the adoption date, which resulted in a cumulative effect adjustment to increase Retained Earnings, net of tax, of $217,000. Comparative information for prior periods has not been restated and continues to be reported under the accounting standards in effect for those periods presented. The Company elected to reflect the aggregate effect of all contract modifications that occurred before the beginning of the earliest period presented in determining the transaction price, identifying the satisfied and unsatisfied performance obligations and allocating the transaction price to the satisfied and unsatisfied performance obligations for the modified contract at transition. The effects of these elections were immaterial.

The following table summarizes the impact of adopting ASC 606 on the condensed consolidated statements of operations:

	Three Months Ended October 31, 2018
	($ in thousands, except per share amounts)
	As Reported	Adjustments	Balance Without Adoption of ASC 606
Net sales	$37,278	$1,117	$38,395
Costs of products sold	29,505	1,035	30,540

Gross profit	7,773	82	7,855
Operating expenses	5,963	3	5,966

Operating earnings	1,810	79	1,889
Other income	150	—	150
Interest expense	(91)	—	(91)

Earnings before income taxes	1,869	79	1,948
Income tax expense	415	25	440

Net earnings	1,454	54	1,508
Net earnings attributable to the noncontrolling interest	40	—	40

Net earnings attributable to Kewaunee Scientific Corporation	1,414	54	1,468

Basic Earnings Per Share	$0.52	$0.02	$0.54
Diluted Earnings Per Share	$0.51	$0.02	$0.53

	Six Months Ended October 31, 2018
	($ in thousands, except per share amounts)
	As Reported	Adjustments	Balance Without Adoption of ASC 606
Net sales	$79,430	$(52)	$79,378
Costs of products sold	64,183	350	64,533

Gross profit	15,247	(402)	14,845
Operating expenses	11,726	5	11,731

Operating earnings	3,521	(407)	3,114
Other income	314	—	314
Interest expense	(182)	—	(182)

Earnings before income taxes	3,653	(407)	3,246
Income tax expense	783	(92)	691

Net earnings	2,870	(315)	2,555
Net earnings attributable to the noncontrolling interest	49	—	49

Net earnings attributable to Kewaunee Scientific Corporation	2,821	(315)	2,506

Basic Earnings Per Share	$1.03	$(0.11)	$0.92
Diluted Earnings Per Share	$1.01	$(0.11)	$0.90

The following table summarizes the impact of adopting ASC 606 on the Company’s condensed consolidated balance sheet:

	October 31, 2018
	($ in thousands)
	As Reported	Adjustments	Balance Without Adoption of ASC 606
Assets
Cash and cash equivalents	$9,477		$9,477
Restricted cash	679		679
Receivables, less allowances	29,785	(2,297)	27,488
Inventories	17,097	1,587	18,684
Prepaid expenses and other assets	3,251		3,251

Total Current Assets	60,289	(710)	59,579
Net property, plant and equipment	14,868		14,868
Other assets	5,439		5,439

Total Assets	$80,596	$(710)	$79,886

Liabilities and Stockholders’ Equity
Short-term borrowings and interest rate swaps	$4,658	$—	$4,658
Current portion of long-term debt and lease obligations	1,184	—	1,184
Accounts payable	10,726	(10)	10,716
Other current liabilities	7,468	(168)	7,300

Total Current Liabilities	24,036	(178)	23,858
Other non-current liabilities	7,177	—	7,177

Total Liabilities	31,213	(178)	31,035
Noncontrolling interest	463	—	463
Total Kewaunee Scientific Corporation Stockholders’ Equity	48,920	(532)	48,388

Total Stockholders’ Equity	49,383	(532)	48,851

Total Liabilities and Stockholders’ Equity	$80,596	$(710)	$79,886

C. Derivative Financial Instruments

The Company records derivatives on the condensed consolidated balance sheets at fair value and establishes criteria for designation and effectiveness of hedging relationships. The nature of the Company’s business activities involves the management of various financial and market risks, including those related to changes in interest rates. The Company does not enter into derivative instruments for speculative purposes. In May 2013, the Company entered into an interest rate swap agreement whereby the interest rate payable by the Company on $3,450,000 of outstanding long-term debt was effectively converted to a fixed interest rate of 4.875% for the period beginning May 1, 2013 and ending August 1, 2017. In May 2013, the Company entered into an interest rate swap agreement whereby the interest rate payable by the Company on $2,600,000 of outstanding long-term debt was effectively converted to a fixed interest rate of 4.37% for the period beginning August 1, 2017 and ending May 1, 2020. In May 2013, the Company entered into an interest rate swap agreement whereby the interest rate payable by the Company on $1,218,000 of outstanding long-term debt was effectively converted to a fixed interest rate of 3.07% for the period beginning November 3, 2014 and ending May 1, 2020. The Company entered into these interest rate swap arrangements to mitigate future interest rate risk associated with its long-term debt and has designated these as cash flow hedges.

D. Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the three and six month periods. Diluted earnings per share reflects the assumed exercise and conversion of restricted stock units and outstanding stock options under the Company’s Omnibus Incentive Plan, except when such awards have an anti-dilutive effect. There were no antidilutive awards outstanding at October 31, 2018 and October 31, 2017.

E. Inventories

Effective August 1, 2018, the Company elected to change its method of inventory accounting to the first in, first out (“FIFO”) method from the last in, first out (“LIFO”) link-chain dollar-value method for its Domestic segment inventories. The Company has previously incorrectly disclosed that it used the double-extension technique to calculate its LIFO reserve. The Company believes that the FIFO method is preferable as it results in increased uniformity across the Company’s operations with respect to the inventory valuation method, as the Company’s International subsidiaries use the FIFO method. The Company also believes that the change to FIFO will improve financial reporting by better reflecting the current value of inventory on the condensed consolidated balance sheets, by more closely aligning the flow of physical inventory with the accounting for the inventory, providing better matching of revenues and expenses. The Company applied this change in method of inventory accounting by retrospectively adjusting all prior period financial statements and footnote information presented herein as necessary.

There was no impact upon the Company’s condensed consolidated statements of operations for the three-month and six-month periods ended October 31, 2017 as there was no adjustment to the LIFO reserve amount during those periods. Consequently, there was no change in the Company’s condensed consolidated statement of cash flows for the six-month period ending October 31, 2017. Inventories consisted of the following (in thousands):

	October 31, 2018	As Adjusted April 30, 2018
Finished products	$3,807	$4,987
Work in process	1,375	2,393
Raw materials	11,915	11,169

	$17,097	$18,549

The Company’s International subsidiaries’ inventories were $1,258,000 at October 31, 2018 and $1,908,000, at April 30, 2018, measured using the first-in, first-out (“FIFO”) method at the lower of cost and net realizable value and are included in the above tables. Certain amounts in the Company’s condensed consolidated balance sheet as of April 30, 2018 was adjusted as follows (in thousands):

	April 30, 2018
	As Originally Reported	Adjustments	As Adjusted
Inventories	$17,662	$887	$18,549
Total Current Assets	63,504	887	64,391
Deferred income taxes	2,031	(162)	1,869
Total Assets	84,358	725	85,083
Other accrued expenses	2,062	54	2,116
Total Current Liabilities	27,562	54	27,616
Total Liabilities	36,837	54	36,891
Retained earnings	43,165	671	43,836
Total Kewaunee Scientific Corporation Stockholders’ Equity	47,059	671	47,730
Total Stockholders’ Equity	47,521	671	48,192
Total Liabilities and Stockholders’ Equity	$84,358	$725	$85,083

Certain amounts in the Company’s condensed consolidated statement of operations for the three and six months ended October 31, 2018 under the former LIFO method would have been as follows (in thousands, except per share amounts):

	Three months ended October 31, 2018
	As reported under FIFO	Adjustments	As computed under LIFO
Cost of products sold	$29,505	$100	$29,605
Income tax (benefit)	415	(24)	391
Net earnings	1,454	(76)	1,378
Net earnings attributable to Kewaunee Scientific Corporation	$1,414	$(76)	$1,338
Net earnings attributable to Kewaunee Scientific Corporation shareholders
Basic	$0.52	$(0.03)	$0.49
Diluted	$0.51	$(0.03)	$0.48

	Six months ended October 31, 2018
	As reported under FIFO	Adjustments	As computed under LIFO
Cost of products sold	$64,183	$200	$64,383
Income tax (benefit)	783	(49)	734
Net earnings	2,870	(151)	2,719
Net earnings attributable to Kewaunee Scientific Corporation	$2,821	$(151)	$2,670
Net earnings attributable to Kewaunee Scientific Corporation shareholders
Basic	$1.03	$(0.05)	$0.98
Diluted	$1.01	$(0.05)	$0.96

Certain amounts in the Company’s condensed consolidated statement of cash flows as of October 31, 2018 would have been as follows under the former LIFO method (in thousands):

	Six months ended October 31, 2018
	As reported under FIFO	Adjustments	As computed under LIFO
Net earnings	$2,870	$(151)	$2,719
Decrease (increase) in inventories	565	200	765
Decrease (increase) in accounts payable and other accrued expenses	(4,202)	(49)	(4,251)
Net cash provided by (used in) operating activities	$2,301	$—	$2,301

Certain amounts in the Company’s condensed consolidated balance sheet as of October 31, 2018 would have been as follows under the former LIFO method (in thousands):

	October 31, 2018
	As reported under FIFO	Adjustment	As computed under LIFO
Inventories	$17,097	$(1,087)	$16,010
Total Current Assets	60,289	(1,087)	59,202
Deferred income taxes	1,888	162	2,050
Total Assets	80,596	(925)	79,671
Other accrued expenses	2,743	(103)	2,640
Total Current Liabilities	24,036	(103)	23,933
Total Liabilities	31,213	(103)	31,110
Retained earnings	$45,888	$(822)	$45,066
Total Kewaunee Scientific Corporation Stockholders’ Equity	48,920	(822)	48,098
Total Stockholders’ Equity	49,383	(822)	48,561
Total Liabilities and Stockholders’ Equity	$80,596	$(925)	$79,671

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

The following table provides financial information by business segments for the three and six months ended October 31, 2018 and 2017 (in thousands):

	Domestic Operations	International Operations	Corporate / Eliminations	Total
Three months ended October 31, 2018
Revenues from external customers	$30,622	$6,656	$—	$37,278
Intersegment revenues	416	1,108	(1,524)	—
Earnings (loss) before income taxes	2,946	705	(1,782)	1,869
Three months ended October 31, 2017
Revenues from external customers	$28,540	$12,931	$—	$41,471
Intersegment revenues	5,068	1,062	(6,130)	—
Earnings (loss) before income taxes	2,945	1,286	(1,488)	2,743

	Domestic Operations	International Operations	Corporate/ Eliminations	Total
Six months ended October 31, 2018
Revenues from external customers	$66,692	$12,738	$—	$79,430
Intersegment revenues	878	1,834	(2,712)	—
Earnings (loss) before income taxes	5,945	1,154	(3,446)	3,653
Six months ended October 31, 2017
Revenues from external customers	$50,686	$24,666	$—	$75,352
Intersegment revenues	9,153	1,930	(11,083)	—
Earnings (loss) before income taxes	4,761	2,656	(2,877)	4,540

G. Defined Benefit Pension Plans

The Company has non-contributory defined benefit pension plans covering substantially all domestic salaried and hourly employees. These plans were amended as of April 30, 2005; no further benefits have been, or will be, earned under the plans, subsequent to the amendment date, and no additional participants will be added to the plans. Company contributions of $1,000,000 were paid to the plans during the six months ended October 31, 2018, and the Company does not expect any contributions to be paid to the plans during the remainder of the fiscal year. Contributions of $600,000 were paid to the plans during the six months ended October 31, 2017. The Company assumed an expected long-term rate of return of 7.75% for the period ended October 31, 2018 as compared to 7.75% for the period ended October 31, 2017. Pension expense consisted of the following (in thousands):

	Three months ended October 31, 2018	Three months ended October 31, 2017
Service cost	$-0-	$-0-
Interest cost	215	219
Expected return on plan assets	(362)	(317)
Recognition of net loss	221	283

Net periodic pension expense	$74	$185

	Six months ended October 31, 2018	Six months ended October 31, 2017
Service cost	$-0-	$-0-
Interest cost	430	438
Expected return on plan assets	(724)	(656)
Recognition of net loss	442	566

Net periodic pension expense	$148	$348

H. Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and equivalents, mutual funds, cash surrender value of life insurance policies, term loans and short-term borrowings. The carrying value of these assets and liabilities approximate their fair value. The following tables summarize the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2018 and April 30, 2018 (in thousands):

	October 31, 2018
Financial Assets	Level 1	Level 2	Total
Trading securities held in non-qualified compensation plans (1)	$3,443	$—	$3,443
Interest rate swap derivatives	—	2	2
Cash surrender value of life insurance policies (1)	—	65	65

Total	$3,443	$67	$3,510

Financial Liabilities
Non-qualified compensation plans (2)	$—	$3,864	$3,864

	April 30, 2018
Financial Assets	Level 1	Level 2	Total
Trading securities held in non-qualified compensation plans (1)	$4,050	$—	$4,050
Cash surrender value of life insurance policies (1)	—	65	65

Total	$4,050	$65	$4,115

Financial Liabilities
Non-qualified compensation plans (2)	$—	$4,462	$4,462
Interest rate swap derivatives	—	5	5

Total	$—	$4,467	$4,467

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

I. Stock Options and Share-based Compensation

The Company adopted ASU 2016-9, “Stock Compensation – Improvements to Employee Share-Based Payment Accounting” prospectively effective May 1, 2017. Prior periods were not retrospectively adjusted. The Company elected prospectively to account for forfeitures as they occur rather than apply an estimated rate to share-based compensation expense. Compensation costs related to stock options and other stock awards granted by the Company are charged against operating expenses during their vesting period, under ASC 718, “Compensation – Stock Compensation.”

The Company granted 17,769 restricted stock units (“RSUs”) under the 2017 Omnibus Incentive Plan in June 2018. The RSUs include both a service and a performance component, vesting over a three year period. The recognized expense is based upon the vesting period for service criteria and estimated attainment of the performance criteria at the end of the three year period based on the ratio of cumulative days incurred, to total days over the three year period. The Company recorded share-based compensation expense during the three and six months ended October 31, 2018 of $46,000 and $61,000, respectively, for this issuance with the remaining estimated share-based compensation expense of $451,000 to be recorded over the remaining three year period.

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

The 2017 Tax Act also includes a one-time transition tax on accumulated unrepatriated foreign earnings. The Company has not yet completed the calculation of the related income tax pools for all of its foreign subsidiaries. The Company anticipates additional future impacts at a U.S., state and local tax level related to the 2017 Tax Act as statutory and interpretive guidance continues to become available from applicable tax authorities needed to record the complete tax expense. The Company recorded a reduction of tax expense of $2,000 during the three months and six months ended October 31, 2018 in regard to the provisional amounts recorded at April 30, 2018.

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (“GILTI”) provisions of the Tax Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that companies must make a policy decision to either record deferred taxes related to GILTI inclusions or treat any taxes on GILTI inclusions as period costs. The Company is continuing to evaluate these options and will make its decision regarding the accounting policy election within the measurement period as provided under SAB 118. The Company has included estimated tax expense related to GILTI for current year operations in the forecasted effective tax rate.

K. Reclassifications

In connection with our adoption of ASU 2016-18, “Statement of Cash Flows-Restricted Cash,” the Company reclassified certain 2017 amounts in the condensed consolidated statements of cash flows to include restricted cash when reconciling the beginning-of-period and end-of-period cash amounts shown on the statement of cash flows to conform to the current period presentation. To comply with the SEC’s final rule on Disclosure Simplification, the Company’s presentation of the prior period’s condensed consolidated statement of stockholders’ equity has been reclassed to conform to the current period format.

L. New Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). This update outlined a new comprehensive revenue recognition model that supersedes most current revenue recognition guidance and required companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflected the consideration to which the entity expected to be entitled in exchange for those goods or services. The Company adopted this standard effective May 1, 2018. See Note B for a discussion of the impact of the adoption of this standard.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation – Scope of Modification Accounting.” This guidance was issued in an effort to reduce diversity in practice as it relates to applying modification accounting for changes to the terms and conditions of share-based payment awards. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company adopted this standard effective May 1, 2018. The adoption of this standard did not have a significant impact on the Company’s consolidated financial position or results of operations.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements relating to the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of income is required to be filed. This final rule is effective on November 5, 2018. The Company adopted this final rule effective for the second quarter of fiscal 2019. The adoption of this standard did not have a significant impact on the Company’s consolidated financial position or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s 2018 Annual Report to Stockholders contains management’s discussion and analysis of the Company’s financial condition and results of operations as of and for the year ended April 30, 2018. The following discussion and analysis describes material changes in the Company’s financial condition since April 30, 2018. The analysis of results of operations compares the three and six months ended October 31, 2018 with the comparable periods of the prior year.

Critical Accounting Policies

Inventories

The Company’s inventories are valued at the lower of cost or net realizable value. Prior to August 1, 2018, the Company’s Domestic segment’s inventories were valued under the last-in, first-out (“LIFO”) valuation method. On August 1, 2018, the Company changed its method of valuing inventory for the Domestic segment from LIFO to first-in, first-out (“FIFO”). The Company believes that this method change to FIFO will improve financial reporting by better reflecting the current value of inventory on the consolidated balance sheet, more closely aligning the flow of physical inventory with the accounting for the inventory, and providing better matching of revenues and expenses. Inventories at our International subsidiaries are, and remain, measured on the first-in, first-out (“FIFO”) method.

Results of Operations

Sales for the quarter were $37,278,000, a 10.1% decrease from sales of $41,471,000 in the prior year second quarter. Domestic sales for the quarter were $30,622,000, up 7.3% from sales of $28,540,000 in the second quarter of last year. International sales for the quarter were $6,656,000, down 48.5% from sales of $12,931,000 in the second quarter last year. Domestic sales increased year-over-year due to strength in the Company’s dealer and distribution channels as organizations continue to invest in laboratory projects that require Kewaunee’s world class products. As highlighted in the Company’s first quarter press release, Kewaunee’s International segment delivered a very large order in the Middle East during the prior year, which continues to affect the comparison of operating performance of the International segment in the current fiscal year. The significant year-over-year decline in the exchange rate of the Indian rupee versus the US dollar negatively impacted Kewaunee’s International segment performance as well.

Sales for the six months ended October 31, 2018 were $79,430,000, an increase of 5.4% from sales of $75,352,000 in the comparable period of the prior year. Domestic sales were $66,692,000, up from $50,686,000 in the comparable period of the prior year. International sales were $12,738,000, down from sales of $24,666,000 in the comparable period of the prior year due to the impact of a large order being delivered to a customer in the Middle East in the prior year.

The Company’s order backlog was $101 million at October 31, 2018, as compared to $118 million at October 31, 2017, and $102 million at July 31, 2018. The prior year’s order backlog contained a single large Middle East order that was delivered in fiscal year 2018, the absence of which primarily accounted for the decline in the order backlog in the current period.

The gross profit margin for the three months ended October 31, 2018 was 20.9% of sales as compared to 19.1% of sales in the comparable quarter of the prior year. The increase in gross profit margin percent was primarily due to continued execution of the Company’s cost reduction and productivity improvement programs, which were partially offset by a year-over-year decline in sales, as well as continued increases in raw material and freight costs.

The gross profit margin for the six months ended October 31, 2018 was 19.2% of sales, as compared to 19.6% of sales in the comparable period of the prior year. The decrease in gross profit margin percentage was primarily due to an unfavorable shift in product mix, and year-over-year decline in sales, as well as continued increases in raw material and freight costs which negatively affected margins compared to the prior period.

Operating expenses for the three months ended October 31, 2018 were $5,963,000, or 16.0% of sales, as compared to $5,256,000, or 12.7% of sales, in the comparable period of the prior year. The increase in operating expenses for the three months ended October 31, 2018 related primarily to increases in professional fees of $398,000, consulting expenses of $116,000 and International operating expenses of $295,000, partially offset by a decrease in pension expense of $111,000. The increases in professional and consulting fees were related to the Company’s preparations in anticipation of potentially moving from smaller reporting company status to accelerated filer status for SEC reporting purposes, and increased compliance costs related to implementing the provisions of the Tax Reform Act of 2017. The increase in International operating expenses related to investments made to expand the Company’s presence and capabilities in the Middle East and India.

Operating expenses for the six months ended October 31, 2018 were $11,726,000 or 14.8% of sales, as compared to $10,389,000, or 13.8% of sales, in the comparable period of the prior year. The increase in operating expenses for the six months ended October 31, 2018 related primarily to increases in professional fees of $400,000, consulting expenses of $322,000 and International operating expenses of $447,000, partially offset by a decrease in pension expense $200,000. The reasons for the increases in professional, consulting fees and International operating expenses were substantially the same as those described above with respect to the increases in the most recent quarter.

Interest expense was $91,000 and $182,000 for the three and six months ended October 31, 2018, as compared to $89,000 and $148,000 for the comparable periods of the prior year. The changes in interest expense in the current three and six month periods were primarily attributable to changes in the borrowing levels.

Income tax expense of $415,000 and $978,000 was recorded for the three months ended October 31, 2018 and 2017, respectively. The effective tax rates were 22.2% and 35.7% for the three months ended October 31, 2018 and 2017, respectively. Income tax expense of $783,000 and $1,583,000 was recorded for the six months ended October 31, 2018 and 2017, respectively. The effective tax rates were 21.4% and 34.9% for the six months ended October 31, 2018 and 2017, respectively. The decreases in the effective tax rates for the three and six month periods reflect the favorable impact of the lower federal 21% statutory rate that was effective in the current fiscal year as a result of the enactment of the Tax Cuts and Jobs Act, which was signed into law in December 2017.

Noncontrolling interests related to the Company’s subsidiary not 100% owned by the Company reduced net earnings by $40,000 and $49,000 for the three and six months ended October 31, 2018, as compared to $41,000 and $85,000 for the comparable periods of the prior year. The change in the net earnings attributable to the noncontrolling interest in the current period was due to changes in earnings of the subsidiary in the related period.

Net earnings of $1,414,000, or $0.51 per diluted share, were reported for the three months ended October 31, 2018, compared to net earnings of $1,724,000, or $0.62 per diluted share, in the prior year period. Net earnings of $2,821,000, or $1.01 per diluted share, were reported for the six months ended October 31, 2018, compared to net earnings of $2,872,000, or $1.04 per diluted share, in the prior year period.

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

The Company had working capital of $36,253,000 at October 31, 2018, compared to $35,942,000 million at April 30, 2018. The ratio of current assets to current liabilities was 2.5-to-1.0 at October 31, 2018, compared to 2.3-to-1.0 at April 30, 2018. At October 31, 2018, advances of $4.6 million were outstanding under the Company’s bank revolving credit facility, compared to advances of $3.8 million outstanding as of April 30, 2018. The Company had standby letters of credit outstanding of $5.2 million at October 31, 2018 and April 30, 2018. Amounts available under the $20 million revolving credit facility were $10.2 million and $11.0 million at October 31, 2018 and April 30, 2018, respectively. Total borrowings and interest rate swaps were $6,664,000 at October 31, 2018, compared to $6,316,000 at April 30, 2018.

The Company’s operations provided cash of $2,301,000 during the six months ended October 31, 2018. Cash was primarily provided by earnings, a decrease in receivables of $2,855,000 and a decrease in inventories of $565,000, partially offset by a decrease in accounts payable of $4,202,000 and deferred revenue of $321,000. The Company’s operations used cash of $2,113,000 during the six months ended October 31, 2017. Cash was primarily used to support an increase in managed working capital to support increased business volumes, and a decrease in deferred revenue of $4,300,000, partially offset by cash provided by earnings and an increase in accounts payable and other accrued expenses of $3,514,000.

During the six months ended October 31, 2018, the Company used net cash of $1,311,000 in investing activities, all of which was used for capital expenditures. During the six months ended October 31, 2017, net cash of $1,437,000 was used in investing activities, all of which was used for capital expenditures.

The Company’s financing activities used cash of $825,000 during the six months ended October 31, 2018, primarily for cash dividends of $986,000 paid to stockholders and payments of $583,000 on long-term debt, partially offset by an increase in net short-term borrowings of $773,000. The Company’s financing activities provided cash of $2,852,000 during the six months ended October 31, 2017, primarily from an increase in short-term borrowings of $4,120,000, partially offset by cash dividends of $868,000 paid to stockholders, cash dividends of $74,000 paid to minority interest holders and payments on long-term debt of $334,000.

Outlook

The Company’s ability to predict future demand for its products continues to be limited given its role as subcontractor or supplier to dealers for subcontractors. Demand for the Company’s products is also dependent upon the number of laboratory construction projects planned and/or current progress in projects already under construction. The Company’s earnings are also impacted by fluctuations in prevailing pricing for projects in the laboratory construction marketplace and increased costs of raw materials, including stainless steel, wood, and epoxy resin, and whether the Company is able to increase product prices to customers in amounts that correspond to such increases without materially and adversely affecting sales. Additionally, since prices are normally quoted on a firm basis in the industry, the Company bears the burden of possible increases in labor and material costs between the quotation of an order and delivery of a product. Looking forward, the Company’s third quarter is historically the most challenging quarter; however, the Company has a solid order backlog for the quarter and the remainder of the year. In addition, the Company has a strong volume of outstanding quotations globally and expects to continue to be awarded significant projects over the balance of the fiscal year. The Company continues to focus on operating cost and productivity improvements across all of its operations to offset the continued raw material cost increases. The Company does not expect the raw material cost headwinds to subside based on the current geopolitical climate.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This report contains statements that the Company believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report, including statements regarding the Company’s future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “predict,” “believe” and similar words, expressions and variations of these words and expressions are intended to identify forward-looking statements. All forward-looking statements are subject to important factors, risks, uncertainties and assumptions, including industry and economic conditions that could cause actual results to differ materially from those described in the forward-looking statements. Such factors, risks, uncertainties and assumptions include, but are not limited to, competitive and general economic conditions, both domestically and internationally; changes in customer demands; dependence on customers’ required delivery schedules; risks related to fluctuations in the Company’s operating results from quarter to quarter; risks related to international operations, including foreign currency fluctuations; changes in the legal and regulatory environment; changes in raw materials and commodity costs; and acts of terrorism, war, governmental action, natural disasters and other Force Majeure events. Many important factors that could cause such a difference are described under the caption “Risk Factors” in Item 1A in the Company’s 2018 Annual Report on Form 10-K and in Quarterly Reports on Form 10-Q subsequently filed by the Company. These forward-looking statements speak only as of the date of this document. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures made on this matter in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2018.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 31, 2018. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of October 31, 2018, the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that all material information required to be filed in this quarterly report is made known to them by others within the Company and its subsidiaries.

(b) Changes in internal controls

There was no significant change in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

Other than as set forth in Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended July 31, 2018, there have been no material changes to the risk factors faced by the Company from those previously disclosed in our Annual Report on Form 10-K for the year ended April 30, 2018.

Item 6.	Exhibits

10.53*	Change of Control Employment Agreement dated August 21, 2018 between Kewaunee Scientific Corporation and Ryan Noble

10.54*	Change of Control Employment Agreement dated August 30, 2018 between Kewaunee Scientific Corporation and Lisa Ryan

18	Preferability Letter

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	The referenced exhibit is a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEWAUNEE SCIENTIFIC CORPORATION (Registrant)

Date: December 13, 2018	By	/s/ Thomas D. Hull III
Thomas D. Hull III
(As duly authorized officer and Vice President, Finance and Chief Financial Officer)