Form 10-Q
period 2019-01-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2019-03-15
CIK 55529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number 0-5286
_________________________
KEWAUNEE SCIENTIFIC CORPORATION
(Exact name of registrant as specified in its charter)
_________________________

Delaware	38-0715562
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2700 West Front Street Statesville, North Carolina	28677-2927
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (704) 873-7202
_________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 11, 2019, the registrant had outstanding 2,746,598 shares of Common Stock.

KEWAUNEE SCIENTIFIC CORPORATION
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2019

i

Part 1. Financial Information

Item 1.	Financial Statements

Kewaunee Scientific Corporation
Condensed Consolidated Statements of Operations
(Unaudited)
($ and shares in thousands, except per share amounts)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2019	2018	2019	2018
Net sales	$32,372	$38,190	$111,802	$113,542
Costs of products sold	27,142	29,791	91,325	90,411
Gross profit	5,230	8,399	20,477	23,131
Operating expenses	5,305	5,971	17,031	16,360
Operating earnings (loss)	(75)	2,428	3,446	6,771
Other income	186	179	500	524
Interest expense, net	(76)	(78)	(258)	(226)
Earnings before income taxes	35	2,529	3,688	7,069
Income tax expense	20	1,581	803	3,164
Net earnings	15	948	2,885	3,905
Less: net earnings attributable to the noncontrolling interest	37	35	86	120
Net earnings (loss) attributable to Kewaunee Scientific Corporation	$(22)	$913	$2,799	$3,785
Net earnings (loss) per share attributable to Kewaunee Scientific Corporation stockholders
Basic	$(0.01)	$0.33	$1.02	$1.39
Diluted	$(0.01)	$0.32	$1.00	$1.36
Weighted average number of common shares outstanding
Basic	2,744	2,722	2,741	2,717
Diluted	2,794	2,784	2,799	2,772
See accompanying notes to condensed consolidated financial statements.

Kewaunee Scientific Corporation
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
($ in thousands)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2019	2018	2019	2018
Net earnings	$15	$948	$2,885	$3,905
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	496	203	(617)	49
Change in fair value of cash flow hedge	(1)	12	4	30
Other comprehensive income (loss)	495	215	(613)	79
Comprehensive income, net of tax	510	1,163	2,272	3,984
Less: comprehensive income attributable to the noncontrolling interest	37	35	86	120
Comprehensive income attributable to Kewaunee Scientific Corporation	$473	$1,128	$2,186	$3,864
See accompanying notes to condensed consolidated financial statements.

Kewaunee Scientific Corporation
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
($ in thousands, except share and per share amounts)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at April 30, 2018	$6,841	$3,006	$(53)	$43,836	$(5,900)	$47,730
Net earnings attributable to Kewaunee Scientific Corporation	—	—	—	1,407	—	1,407
Other comprehensive loss	—	—	—	—	(384)	(384)
Cash dividends paid, $0.17 per share	—	—	—	(465)	—	(465)
Stock options exercised, 9,250 shares	13	(13)	—	—	—	—
Stock based compensation	7	99	—	—	—	106
Cumulative adjustment for ASC 606, net of tax	—	—	—	217	—	217
Balance at July 31, 2018	$6,861	$3,092	$(53)	$44,995	$(6,284)	$48,611
Net earnings attributable to Kewaunee Scientific Corporation	—	—	—	1,414	—	1,414
Other comprehensive loss	—	—	—	—	(724)	(724)
Cash dividends paid, $0.19 per share	—	—	—	(521)	—	(521)
Stock options exercised, 5,800 shares	8	(8)	—	—	—	—
Stock based compensation	—	140	—	—	—	140
Balance at October 31, 2018	$6,869	$3,224	$(53)	$45,888	$(7,008)	$48,920
Net loss attributable to Kewaunee Scientific Corporation	—	—	—	(22)	—	(22)
Other comprehensive income	—	—	—	—	495	495
Cash dividends paid, $0.19 per share	—	—	—	(521)	—	(521)
Stock based compensation	—	118	—	—	—	118
Balance at January 31, 2019	$6,869	$3,342	$(53)	$45,345	$(6,513)	$48,990

See accompanying notes to condensed consolidated financial statements.

Kewaunee Scientific Corporation
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
($ in thousands, except share and per share amounts)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at April 30, 2017	$6,789	$2,695	$(53)	$40,349	$(6,319)	$43,461
Net earnings attributable to Kewaunee Scientific Corporation	—	—	—	1,148	—	1,148
Other comprehensive income	—	—	—	—	83	83
Cash dividends paid, $0.15 per share	—	—	—	(406)	—	(406)
Stock options exercised, 500 shares	1	8	—	—	—	9
Stock based compensation	—	52	—	—	—	52
Balance at July 31, 2017	$6,790	$2,755	$(53)	$41,091	$(6,236)	$44,347
Net earnings attributable to Kewaunee Scientific Corporation	—	—	—	1,724	—	1,724
Other comprehensive loss	—	—	—	—	(219)	(219)
Cash dividends paid, $0.17 per share	—	—	—	(462)	—	(462)
Stock options exercised, 15,241 shares	15	(16)	—	—	—	(1)
Stock based compensation	4	122	—	—	—	126
Balance at October 31, 2017	$6,809	$2,861	$(53)	$42,353	$(6,455)	$45,515
Net earnings attributable to Kewaunee Scientific Corporation	—	—	—	913	—	913
Other comprehensive income	—	—	—	—	215	215
Cash dividends paid, $0.17 per share	—	—	—	(463)	—	(463)
Stock options exercised, 6,859 shares	12	(12)	—	—	—	—
Stock based compensation	—	98	—	—	—	98
Balance at January 31, 2018	$6,821	$2,947	$(53)	$42,803	$(6,240)	$46,278

See accompanying notes to condensed consolidated financial statements.

Kewaunee Scientific Corporation
Condensed Consolidated Balance Sheets
($ and shares in thousands, except per share amounts)

	January 31, 2019	April 30, 2018
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$10,771	$9,716
Restricted cash	606	1,242
Receivables, less allowance; $361; $384, on each respective date	27,929	32,660
Inventories	16,672	18,549
Prepaid expenses and other current assets	3,778	2,224
Total Current Assets	59,756	64,391
Property, plant and equipment, at cost	56,791	54,648
Accumulated depreciation	(41,589)	(39,987)
Net Property, Plant and Equipment	15,202	14,661
Deferred income taxes	1,676	1,869
Other assets	2,928	4,162
Total Other Assets	4,604	6,031
Total Assets	$79,562	$85,083
Liabilities and Stockholders’ Equity
Current Liabilities:
Short-term borrowings and interest rate swaps	$5,118	$3,885
Current portion of long-term debt and lease obligations	1,184	1,167
Accounts payable	11,106	14,754
Employee compensation and amounts withheld	1,954	3,810
Deferred revenue	1,450	1,884
Other accrued expenses	2,894	2,116
Total Current Liabilities	23,706	27,616
Long-term debt and lease obligations	526	1,264
Accrued pension and deferred compensation costs	5,480	7,465
Income taxes payable	339	546
Total Liabilities	30,051	36,891
Commitments and Contingencies
Stockholders’ Equity:
Common stock, $2.50 par value, Authorized – 5,000 shares; Issued – 2,747 shares; 2,736 shares; – Outstanding – 2,744 shares; 2,733 shares, on each respective date	6,869	6,841
Additional paid-in-capital	3,342	3,006
Retained earnings	45,345	43,836
Accumulated other comprehensive loss	(6,513)	(5,900)
Common stock in treasury, at cost, 3 shares, on each date	(53)	(53)
Total Kewaunee Scientific Corporation Stockholders’ Equity	48,990	47,730
Noncontrolling interest	521	462
Total Stockholders’ Equity	49,511	48,192
Total Liabilities and Stockholders’ Equity	$79,562	$85,083
See accompanying notes to condensed consolidated financial statements.

Kewaunee Scientific Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)
($ in thousands)

	Nine Months Ended January 31,
	2019	2018
Cash flows from operating activities:
Net earnings	$2,885	$3,905
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	1,908	2,104
Bad debt provision	57	71
Stock based compensation expense	393	276
Provision for deferred income taxes	355	639
Change in assets and liabilities:
Decrease (increase) in receivables	4,674	(1,025)
Decrease (increase) in inventories	990	(2,790)
(Decrease) increase in accounts payable and other accrued expenses	(4,879)	2,035
Decrease in deferred revenue	(434)	(3,847)
Other, net	(1,415)	(2,013)
Net cash provided by (used in) by operating activities	4,534	(645)
Cash flows from investing activities:
Capital expenditures	(2,290)	(1,907)
Net cash used in investing activities	(2,290)	(1,907)
Cash flows from financing activities:
Dividends paid	(1,507)	(1,331)
Dividends paid to holders of noncontrolling interest in subsidiaries	(51)	(74)
Proceeds from short-term borrowings	46,103	44,639
Repayments on short-term borrowings	(44,870)	(43,452)
Payments on long-term debt and lease obligations	(880)	(626)
Net proceeds from exercise of stock options	(29)	8
Net cash used in financing activities	(1,234)	(836)
Effect of exchange rate changes on cash and cash equivalents	(591)	118
Increase (decrease) in cash, cash equivalents and restricted cash	419	(3,270)
Cash, cash equivalents and restricted cash, beginning of period	10,958	13,941
Cash, cash equivalents and restricted cash, end of period	$11,377	$10,671
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
Change in Accounting Principle and Second Quarter Financial Statements

During the second quarter of fiscal year 2019, the Company changed its method of accounting for its Domestic segment’s inventory from the last-in, first-out (LIFO) method to the first-in, first out (FIFO) method.  The Company’s prior year condensed consolidated balance sheet as of April 30, 2018 and statements of stockholders’ equity for the three- and six-month periods ended October 30, 2018 presented in the second quarter of fiscal year 2019 were not adjusted for the retrospective application of the change in method of accounting to FIFO. Note E in the second quarter financial statements did include a presentation of the adjusted condensed consolidated balance sheet as of April 30, 2018, including the adjustments made for the accounting change. The prior year consolidated balance sheet and statement of stockholders’ equity have been corrected in the current presentation for the third quarter of fiscal 2019. All prior periods presented herein have been retrospectively adjusted to apply the new method of accounting. See Note E for more information on the change in inventory accounting method.
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
The following are the primary performance obligations identified by the Company:
Laboratory Furniture
The Company principally generates revenue from the manufacture of custom laboratory, healthcare, and technical furniture and infrastructure products (herein referred to as “laboratory furniture”). The Company’s products include steel, wood, and laminate furniture, fume hoods, biological safety cabinets, laminar flow and ductless hoods, adaptable modular and column systems, moveable workstations and carts, epoxy resin worksurfaces, sinks, and accessories and related design services. Customers can benefit from each piece of laboratory furniture on its own or with resources readily available in the market place such as separately purchased installation services. Each piece of laboratory furniture does not significantly modify or customize other laboratory furniture, and the pieces of laboratory furniture are not highly interdependent or interrelated with each other. The Company can, and frequently does, break portions of contracts into separate “runs” to meet manufacturing and construction schedules. As such, each piece of laboratory furniture is considered a separate and distinct performance obligation. The majority of the Company’s products are customized to meet the specific architectural design and performance requirements of laboratory planners and end users. The finished laboratory furniture has no alternative use to the Company and the Company has an enforceable right to payment for performance completed to date. As such, revenue from the sales of customized laboratory furniture is recognized over time once the customization process has begun, using the units-of-production output method to measure progress towards completion. There is not a material amount of work-in-process for which the customization process has begun at the end of a reporting period. The Company believes this output method most reasonably reflects the Company’s performance because it directly measures the value of the goods transferred to the customer. For standardized products sold by the Company, revenue is recognized when control transfers, which is typically freight on board (“FOB”) shipping point.
Warranties
All orders contain a standard warranty that warrants that the product is free from defects in workmanship and materials under normal use and conditions for a limited period of time. Due to the nature and quality of the Company’s products, any warranty issues have historically been determined in a relatively short period after the sale, have been infrequent in nature, and have been immaterial to the Company’s financial position and results of operations. The Company’s standard warranties are not considered a separate and distinct performance obligation as the Company does not provide a service to customers beyond assurance that the covered product is free of initial defects. Costs of providing these short term assurance warranties are immaterial and, accordingly, are expensed as incurred. Extended separately priced warranties are available which can last up to five years. Extended warranties are considered separate performance obligations as they are individually priced options providing assurances that the products are free of defects.
Installation Services
The Company sometimes performs installation services for customers. The scope of installation services primarily relates to setting up and ensuring the proper functioning of the laboratory furniture. In certain markets, the Company may provide a broader range of installation services involving the design and installation of the laboratory’s mechanical services. Installation services can be, and often are, performed by third parties and thus may be distinct from the Company’s products. Installation services create or enhance assets that the customer controls as the installation services are provided.As such, revenue from installation services is recognized over time, as the installation services are performed using the cost input method, as there is a direct relationship between the Company’s inputs and the transfer of control by means of the performance of installation services to the customer.
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
Payment Terms and Transaction Prices
The Company's contracts with customers are fixed-priced and do not contain variable consideration or a general right of return or refund. The Company's contracts with customers contain terms typical for our industry, including withholding a portion of the transaction price until after the goods or services have been transferred to the customer (i.e. “retainage”). The Company does not recognize this as a significant financing component because the primary purpose of retainage is to provide the customer with assurance that the Company will perform its obligations under the contract, rather than to provide financing to the customer.

Allocation of Transaction Price
The Company's contracts with customers may cover multiple goods and services, such as differing types of laboratory furniture and installation services. For these arrangements, each good or service is evaluated to determine whether it represents a distinct performance obligation. The total transaction price is then allocated to the distinct performance obligations based on their relative standalone selling price at the inception of the arrangement. If available, the Company utilizes observable prices for goods or services sold separately to similar customers in similar circumstances to determine its relative standalone selling price. Otherwise, list prices are used if they are determined to be representative of standalone selling prices. If neither of these methods are available at contract inception, such as when the Company does not sell the product or service separately, judgment may be required and the Company determines the standalone selling price using one, or a combination of, the adjusted market assessment or expected cost-plus margin approaches.
Practical Expedients Used
Accounting Standards Codification 606 - Revenue from Contracts with Customers ("ASC 606") permits the use of practical expedients under certain conditions. The Company has elected the following practical expedients allowed under ASC 606:

•	Under the modified retrospective approach, the Company elected to reassess revenue recognition under ASC 606 for only those contracts open as of the adoption date.

•	The portfolio approach was applied in evaluating the accounting for the cost of obtaining a contract.

•	Payment terms with the Company's customers which are one year or less are not considered a significant financing component.

•
The Company excludes from revenues taxes it collects from customers that are assessed by a government authority. This is primarily relevant to domestic sales but also includes taxes on some international sales which are also excluded from the transaction price.

•
The Company's incremental cost to obtain a contract is limited to sales commissions. The Company applies the practical expedient to expense commissions as incurred for contracts having a duration of one year or less. Sales commissions related to contracts with a duration of greater than one year are immaterial to the Company’s consolidated financial position and results of operations and are also expensed as incurred.

Disaggregated Revenue
A summary of net sales transferred to customers at a point in time and over time for the three and nine months ended January 31, 2019 is as follows (in thousands):

	Three Months Ended January 31, 2019
	Domestic	International	Total
Over Time	$24,414	$7,155	$31,569
Point in Time	803	—	803
	$25,217	$7,155	$32,372

	Nine Months Ended January 31, 2019
	Domestic	International	Total
Over Time	$86,973	$19,893	$106,866
Point in Time	4,936	—	4,936
	$91,909	$19,893	$111,802
Contract Balances
The closing and opening balances of contract assets and liabilities arising from contracts with customers were $1,450,000 at January 31, 2019 and $1,884,000 at April 30, 2018. The timing of revenue recognition, billings and cash collections results in accounts receivable, unbilled receivables, and deferred revenue on the condensed consolidated balance sheets. In general, the Company receives payments from customers based on a billing schedule established in its contracts. Unbilled receivables represent amounts earned which have not yet been billed in accordance with contractually stated billing terms. Accounts receivable are recorded when the right to consideration becomes unconditional and the Company has a right to invoice the customer. Deferred revenue relates to payments received in advance of performance under the contract. Deferred revenue is recognized as revenue as (or when) the Company performs under the contract.
During the three and nine months ended January 31, 2019, changes in contract assets and liabilities were not materially impacted by any other factors. Approximately 100% of the contract liability balance at April 30, 2018 is expected to be recognized as revenue during fiscal year 2019 and 14% and 95% of this amount was recognized during the three and nine months ended January 31, 2019, respectively.
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
The following tables summarize the impact of adopting ASC 606 on the condensed consolidated statements of operations:

	Three Months Ended January 31, 2019
	($ in thousands, except per share amounts)
	As Reported	Adjustments	Balance Without Adoption of ASC 606
Net sales	$32,372	$(1,668)	$30,704
Costs of products sold	27,142	(1,519)	25,623
Gross profit	5,230	(149)	5,081
Operating expenses	5,305	6	5,311
Operating loss	(75)	(155)	(230)
Other income	186	—	186
Interest expense	(76)	—	(76)
Earnings (loss) before income taxes	35	(155)	(120)
Income tax expense (benefit)	20	(46)	(26)
Net earnings (loss)	15	(109)	(94)
Net earnings attributable to the noncontrolling interest	37	—	37
Net earnings (loss) attributable to Kewaunee Scientific Corporation	$(22)	$(109)	$(131)
Basic Loss Per Share	$(0.01)	$(0.04)	$(0.05)
Diluted Loss Per Share	$(0.01)	$(0.04)	$(0.05)

	Nine Months Ended January 31, 2019
	($ in thousands, except per share amounts)
	As Reported	Adjustments	Balance Without Adoption of ASC 606
Net sales	$111,802	$(1,720)	$110,082
Costs of products sold	91,325	(1,169)	90,156
Gross profit	20,477	(551)	19,926
Operating expenses	17,031	11	17,042
Operating earnings	3,446	(562)	2,884
Other income	500	—	500
Interest expense	(258)	—	(258)
Earnings before income taxes	3,688	(562)	3,126
Income tax expense	803	(138)	665
Net earnings	2,885	(424)	2,461
Net earnings attributable to the noncontrolling interest	86	—	86
Net earnings attributable to Kewaunee Scientific Corporation	$2,799	$(424)	$2,375
Basic Earnings Per Share	$1.02	$(0.15)	$0.87
Diluted Earnings Per Share	$1.00	$(0.15)	$0.85
The following table summarizes the impact of adopting ASC 606 on the Company’s condensed consolidated balance sheet:

	January 31, 2019
	($ in thousands)
	As Reported	Adjustments	Balance Without Adoption of ASC 606
Assets
Cash and cash equivalents	$10,771	$—	$10,771
Restricted cash	606	—	606
Receivables, less allowances	27,929	(3,304)	24,625
Inventories	16,672	3,106	19,778
Prepaid expenses and other assets	3,778	—	3,778
Total Current Assets	59,756	(198)	59,558
Net property, plant and equipment	15,202	—	15,202
Other assets	4,604	—	4,604
Total Assets	$79,562	$(198)	$79,364
Liabilities and Stockholders’ Equity
Short-term borrowings and interest rate swaps	$5,118	$—	$5,118
Current portion of long-term debt and lease obligations	1,184	—	1,184
Accounts payable	11,106	(4)	11,102
Deferred revenue	1,450	661	2,111
Other current liabilities	4,848	(214)	4,634
Total Current Liabilities	23,706	443	24,149
Other non-current liabilities	6,345	—	6,345
Total Liabilities	30,051	443	30,494
Noncontrolling interest	521	—	521
Total Kewaunee Scientific Corporation Stockholders’ Equity	48,990	(641)	48,349
Total Stockholders’ Equity	49,511	(641)	48,870
Total Liabilities and Stockholders’ Equity	$79,562	$(198)	$79,364

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
D. Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding during the three and nine month periods. Diluted earnings per share reflects the assumed exercise and conversion of restricted stock units and outstanding stock options under the Company’s Omnibus Incentive Plan, except when such awards have an anti-dilutive effect. There were no antidilutive awards outstanding at January 31, 2019 and January 31, 2018.
E. Inventories
Effective August 1, 2018, the Company elected to change its method of inventory accounting to the FIFO method from the LIFO link-chain dollar-value method for its Domestic segment inventories. The Company believes that the FIFO method is preferable as it results in increased uniformity across the Company’s operations with respect to the inventory valuation method, as the Company’s International subsidiaries use the FIFO method. The Company also believes that the change to FIFO will improve financial reporting by better reflecting the current value of inventory on the condensed consolidated balance sheets, by more closely aligning the flow of physical inventory with the accounting for the inventory, providing better matching of revenues and expenses. The Company applied this change in method of inventory accounting by retrospectively adjusting all prior period financial statements and footnote information presented herein as necessary.
Inventories consisted of the following (in thousands):

	January 31, 2019	As Adjusted April 30, 2018
Finished products	$3,591	$4,987
Work in process	1,804	2,393
Raw materials	11,277	11,169
	$16,672	$18,549

The Company’s International subsidiaries’ inventories were $1,410,000 at January 31, 2019 and $1,908,000, at April 30, 2018, measured using the FIFO method at the lower of cost and net realizable value and are included in the above tables. Certain amounts in the Company’s condensed consolidated balance sheet as of April 30, 2018 were adjusted as follows (in thousands):

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

Certain amounts in the Company’s condensed consolidated statement of operations for the three and nine months ended January 31, 2018 under the FIFO method would have been as follows (in thousands, except per share amounts):

	Three Months Ended January 31, 2018
	As Reported Under LIFO	Adjustments	As Adjusted Under FIFO
Cost of products sold	$29,836	$(45)	$29,791
Income tax expense	1,566	15	1,581
Net earnings	918	30	948
Net earnings attributable to Kewaunee Scientific Corporation	$883	$30	$913
Net earnings per share attributable to Kewaunee Scientific Corporation stockholders
Basic	$0.32	$0.01	$0.33
Diluted	$0.31	$0.01	$0.32

	Nine Months Ended January 31, 2018
	As Reported Under LIFO	Adjustments	As Adjusted Under FIFO
Cost of products sold	$90,456	$(45)	$90,411
Income tax expense	3,149	15	3,164
Net earnings	3,875	30	3,905
Net earnings attributable to Kewaunee Scientific Corporation	$3,755	$30	$3,785
Net earnings per share attributable to Kewaunee Scientific Corporation stockholders
Basic	$1.38	$0.01	$1.39
Diluted	$1.35	$0.01	$1.36

Certain amounts in the Company’s condensed consolidated statement of cash flows as of January 31, 2018 would have been as follows under the FIFO method (in thousands):

	Nine Months Ended January 31, 2018
	As Reported Under LIFO	Adjustments	As Adjusted Under FIFO
Net earnings	$3,875	$30	$3,905
Decrease in inventories	(2,745)	(45)	(2,790)
Increase in accounts payable and other accrued expenses	2,020	15	2,035
Net cash used in operating activities	$(645)	$—	$(645)
Certain amounts in the Company’s condensed consolidated statement of operations for the three and nine months ended January 31, 2019 under the former LIFO method would have been as follows (in thousands, except per share amounts):

	Three Months Ended January 31, 2019
	As Reported Under FIFO	Adjustments	As Computed Under LIFO
Cost of products sold	$27,142	$(49)	$27,093
Income tax expense	20	12	32
Net earnings	15	37	52
Net earnings (loss) attributable to Kewaunee Scientific Corporation	$(22)	$37	$15
Net earnings (loss) per share attributable to Kewaunee Scientific Corporation stockholders
Basic	$(0.01)	$0.01	$—
Diluted	$(0.01)	$0.01	$—

	Nine Months Ended January 31, 2019
	As Reported Under FIFO	Adjustments	As Computed Under LIFO
Cost of products sold	$91,325	$151	$91,476
Income tax expense	803	(37)	766
Net earnings	2,885	(114)	2,771
Net earnings attributable to Kewaunee Scientific Corporation	$2,799	$(114)	$2,685
Net earnings per share attributable to Kewaunee Scientific Corporation stockholders
Basic	$1.02	$(0.04)	$0.98
Diluted	$1.00	$(0.04)	$0.96
Certain amounts in the Company’s condensed consolidated statement of cash flows as of January 31, 2019 would have been as follows under the former LIFO method (in thousands):

	Nine Months Ended January 31, 2019
	As Reported Under FIFO	Adjustments	As Computed Under LIFO
Net earnings	$2,885	$(114)	$2,771
Decrease in inventories	990	151	1,141
Decrease in accounts payable and other accrued expenses	(4,879)	(37)	(4,916)
Net cash provided by operating activities	$4,534	$—	$4,534

Certain amounts in the Company’s condensed consolidated balance sheet as of January 31, 2019 would have been as follows under the former LIFO method (in thousands):

	January 31, 2019
	As Reported Under FIFO	Adjustment	As Computed Under LIFO
Inventories	$16,672	$(1,038)	$15,634
Total Current Assets	59,756	(1,038)	58,718
Deferred Income Taxes	1,676	162	1,838
Total Assets	79,562	(876)	78,686
Other Accrued Expenses	2,894	(91)	2,803
Total Current Liabilities	23,706	(91)	23,615
Total Liabilities	30,051	(91)	29,960
Retained Earnings	45,345	(785)	44,560
Total Kewaunee Scientific Corporation Stockholders’ Equity	48,990	(785)	48,205
Total Stockholders’ Equity	49,511	(785)	48,726
Total Liabilities and Stockholders’ Equity	$79,562	$(876)	$78,686
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
The following tables provide financial information by business segments for the three and nine months ended January 31, 2019 and 2018 (in thousands):

	Domestic Operations	International Operations	Corporate / Eliminations	Total
Three months ended January 31, 2019
Revenues from external customers	$25,217	$7,155	$—	$32,372
Intersegment revenues	612	2,135	(2,747)	—
Earnings (loss) before income taxes	$60	$1,020	$(1,045)	$35
Three months ended January 31, 2018
Revenues from external customers	$29,734	$8,456	$—	$38,190
Intersegment revenues	1,145	1,361	(2,506)	—
Earnings (loss) before income taxes	$3,004	$1,363	$(1,838)	$2,529

	Domestic Operations	International Operations	Corporate/ Eliminations	Total
Nine months ended January 31, 2019
Revenues from external customers	$91,909	$19,893	$—	$111,802
Intersegment revenues	1,490	3,969	(5,459)	—
Earnings (loss) before income taxes	$6,005	$2,174	$(4,491)	$3,688
Nine months ended January 31, 2018
Revenues from external customers	$80,420	$33,122	$—	$113,542
Intersegment revenues	10,298	3,291	(13,589)	—
Earnings (loss) before income taxes	$7,765	$4,019	$(4,715)	$7,069

G. Defined Benefit Pension Plans
The Company has non-contributory defined benefit pension plans covering substantially all domestic salaried and hourly employees. These plans were amended as of April 30, 2005; no further benefits have been, or will be, earned under the plans, subsequent to the amendment date, and no additional participants will be added to the plans. Company contributions of $1,000,000 were paid to the plans during the nine months ended January 31, 2019, and the Company does not expect any contributions to be paid to the plans during the remainder of the fiscal year. Contributions of $600,000 were paid to the plans during the nine months ended January 31, 2018. The Company assumed an expected long-term rate of return of 7.75% for the period ended January 31, 2019 as compared to 7.75% for the period ended January 31, 2018. Pension expense consisted of the following (in thousands):

	Three Months Ended January 31, 2019	Three Months Ended January 31, 2018
Service cost	$0	$0
Interest cost	214	219
Expected return on plan assets	(362)	(328)
Recognition of net loss	221	283
Net periodic pension expense	$73	$174

	Nine Months Ended January 31, 2019	Nine Months Ended January 31, 2018
Service cost	$0	$0
Interest cost	644	657
Expected return on plan assets	(1,086)	(984)
Recognition of net loss	663	849
Net periodic pension expense	$221	$522
H. Fair Value of Financial Instruments
The Company’s financial instruments consist primarily of cash and equivalents, mutual funds, cash surrender value of life insurance policies, term loans and short-term borrowings. The carrying value of these assets and liabilities approximate their fair value. The following tables summarize the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of January 31, 2019 and April 30, 2018 (in thousands):

	January 31, 2019
Financial Assets	Level 1	Level 2	Total
Trading securities held in non-qualified compensation plans (1)	$2,818	$—	$2,818
Cash surrender value of life insurance policies (1)	—	65	65
Total	$2,818	$65	$2,883
Financial Liabilities
Non-qualified compensation plans (2)	$—	$3,256	$3,256

	April 30, 2018
Financial Assets	Level 1	Level 2	Total
Trading securities held in non-qualified compensation plans (1)	$4,050	$—	$4,050
Cash surrender value of life insurance policies (1)	—	65	65
Total	$4,050	$65	$4,115
Financial Liabilities
Non-qualified compensation plans (2)	$—	$4,462	$4,462
Interest rate swap derivatives	—	5	5
Total	$—	$4,467	$4,467

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
The Company granted 17,769 restricted stock units (“RSUs”) under the 2017 Omnibus Incentive Plan in June 2018. The RSUs include both a service and a performance component, vesting over a three year period. The recognized expense is based upon the vesting period for service criteria and estimated attainment of the performance criteria at the end of the three year period based on the ratio of cumulative days incurred, to total days over the three year period. The Company recorded share-based compensation expense during the three and nine months ended January 31, 2019 of $45,000 and $106,000, respectively, for this issuance with the remaining estimated share-based compensation expense of $406,000 to be recorded over the remaining three year period.
J. Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was signed into law. The 2017 Tax Act includes a broad range of tax reform provisions affecting businesses, including lower corporate tax rates, changes in business deductions, and international tax provisions. In response to the 2017 Tax Act, the Commission staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations where a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. SAB 118 provides that the measurement period is complete when a company’s accounting is complete and that the measurement period shall not extend beyond one year from the enactment date. SAB 118 provides guidance for registrants under three scenarios: (i) measurement of certain income tax effects is complete, (ii) measurement of certain income tax effects can be reasonably estimated, and (iii) measurement of certain income tax effects cannot be reasonably estimated.
The Company has completed its accounting for the enactment of the 2017 Tax Act in accordance with SAB 118 in the quarter ended January 31, 2019. No material adjustments to income tax expense were recorded in regards to the provisional amounts recorded at April 30, 2018.
During the nine months ended January 31, 2019, the Company finalized the accounting policy decision with respect to the new Global Intangible Low-Taxed Income ("GILTI") tax rules and has concluded that GILTI will be treated as a periodic charge in the year in which it arises. Therefore, the Company will not record deferred taxes for the basis associated with GILTI earnings. The Company has included estimated tax expense related to GILTI for current year operations in the forecasted effective tax rate.
K. Reclassifications
In connection with the Company's adoption of ASU 2016-18, “Statement of Cash Flows-Restricted Cash,” the Company reclassified certain 2018 amounts in the condensed consolidated statements of cash flows to include restricted cash when reconciling the beginning-of-period and end-of-period cash amounts shown on the statement of cash flows to conform to the current period presentation. To comply with the Commission’s final rule on Disclosure Simplification, the Company’s presentation of the prior period’s condensed consolidated statement of stockholders’ equity has been reclassed to conform to the current period format.
L. New Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers”. This update outlined a new comprehensive revenue recognition model that supersedes most current revenue recognition guidance and required companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflected the consideration to which the entity expected to be entitled in exchange for those goods or services. The Company adopted this standard effective May 1, 2018. See Note B for a discussion of the impact of the adoption of this standard.

In February 2016, the FASB issued ASU 2016-2, “Leases.” This guidance establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company will adopt this standard in fiscal year 2020. While the Company will be required to record a ROU asset and lease liability on the balance sheet related to this standard, the Company has determined that the adoption of this standard will not have a significant impact on the Company’s consolidated financial position or results of operations.
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
In August 2018, the Commission adopted the final rule under Commission Release No. 33-10532, “Disclosure Update and Simplification,” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements relating to the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of income is required to be filed. This final rule became effective on November 5, 2018. The Company adopted this final rule effective for the second quarter of fiscal 2019. The adoption of this standard did not have a significant impact on the Company’s consolidated financial position or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Company’s 2018 Annual Report to Stockholders contains management’s discussion and analysis of the Company’s financial condition and results of operations as of and for the year ended April 30, 2018. The following discussion and analysis describes material changes in the Company’s financial condition since April 30, 2018. The analysis of results of operations compares the three and nine months ended January 31, 2019 with the comparable periods of the prior year.
Critical Accounting Policies
Inventories

The Company’s inventories are valued at the lower of cost or net realizable value. Prior to August 1, 2018, the Company’s Domestic segment’s inventories were valued under the last-in, first-out (“LIFO”) valuation method. On August 1, 2018, the Company changed its method of valuing inventory for the Domestic segment from LIFO to first-in, first-out (“FIFO”). The Company believes that this method change to FIFO will improve financial reporting by better reflecting the current value of inventory on the consolidated balance sheet, more closely aligning the flow of physical inventory with the accounting for the inventory, and providing better matching of revenues and expenses. Inventories at our International subsidiaries are, and remain, measured on the FIFO method.
Results of Operations
Sales for the quarter were $32,372,000, a 15.2% decrease from sales of $38,190,000 in the prior year third quarter. Domestic sales for the quarter were $25,217,000, down 15.2% from sales of $29,734,000 in the third quarter of last year. International sales for the quarter were $7,155,000, down 15.4% from sales of $8,456,000 in the third quarter last year. Domestic sales decreased year-over-year as the activity in the marketplace slowed dramatically throughout the quarter. The slowdown, felt across the Company’s direct, dealer, and distribution channels, reduced production below the rate necessary to generate favorable financial results.  International sales decreased similarly, with strength in the Indian market being offset by softness in the Middle East and Asian markets. Also negatively impacting Kewaunee’s International segment performance was a year-over-year decline in the exchange rate of the Indian rupee versus the US dollar.
Sales for the nine months ended January 31, 2019 were $111,802,000, a decrease of 1.5% from sales of $113,542,000 in the comparable period of the prior year. Domestic sales were $91,909,000, up from $80,420,000 in the comparable period of the prior year principally due to the strength domestically in the Company’s first quarter of the current fiscal year. International sales were $19,893,000, down from sales of $33,122,000 in the comparable period of the prior year due to the impact of a large order being delivered to a customer in the Middle East in the prior year.
The Company’s order backlog was $96 million at January 31, 2019, as compared to $116 million at January 31, 2018, and $101 million at October 31, 2018. The Company continues to have a strong volume of outstanding quotations globally and is aggressively pursuing these projects.
The gross profit margin for the three months ended January 31, 2019 was 16.2% of sales, as compared to 22.0% of sales in the comparable quarter of the prior year. The gross profit margin percent decreased as expected orders were delayed, resulting in our facilities being under-utilized. The quarter was also impacted by substantially higher raw material costs in steel and resin as compared to the prior year third quarter.
The gross profit margin for the nine months ended January 31, 2019 was 18.3% of sales, as compared to 20.4% of sales in the comparable period of the prior year. The decrease in gross profit margin percentage was primarily due to an unfavorable shift in product mix, and year-over-year decline in sales, as well as continued increases in raw material and freight costs which negatively affected margins compared to the prior period. The unfavorable impact due to year-over-year increases in steel and resin material costs was approximately $1.7 million dollars for the nine-month period.
Operating expenses for the three months ended January 31, 2019 were $5,305,000, or 16.4% of sales, as compared to $5,971,000, or 15.6% of sales, in the comparable period of the prior year. The decrease in operating expenses for the three months ended January 31, 2019 related primarily to a decrease in the incentive compensation expense of $749,000 and a decrease in pension expense of $100,000, offset by increases in International operating expenses of $196,000. The decreases in the incentive compensation expense reflects management’s anticipated payout based on actual performance relative to companywide annual performance goals. The increase in International operating expenses related to investments made to expand the Company’s presence and capabilities in the Middle East and India.
Operating expenses for the nine months ended January 31, 2019 were $17,031,000, or 15.2% of sales, as compared to $16,360,000, or 14.4% of sales, in the comparable period of the prior year. The increase in operating expenses for the nine months ended January 31, 2019 related primarily to increases in professional fees of $461,000, consulting expenses of $294,000 and International operating expenses of $642,000, partially offset by decreases in incentive compensation expense of $893,000 and pension expense of $301,000. The increases in professional and consulting fees were related to the Company’s preparations in anticipation of potentially moving from smaller reporting company status to accelerated filer status for Securities and Exchange Commission reporting purposes, and increased compliance costs related to implementing the provisions of the Tax Cuts and Jobs Tax Act of 2017 (the "2017 Tax Act"). Increases in International operating expenses were substantially the same as those described above with respect to the increases in the most recent quarter.

Interest expense was $76,000 and $258,000 for the three and nine months ended January 31, 2019, as compared to $78,000 and $226,000 for the comparable periods of the prior year. The changes in interest expense in the three and nine month periods for 2019 were primarily attributable to changes in the borrowing levels.
Income tax expense of $20,000 and $1,581,000 was recorded for the three months ended January 31, 2019 and 2018, respectively. The effective tax rates were 57.1% and 62.5% for the three months ended January 31, 2019 and 2018, respectively. Income tax expense of $803,000 and $3,164,000 was recorded for the nine months ended January 31, 2019 and 2018, respectively. The effective tax rates were 21.8% and 44.8% for the nine months ended January 31, 2019 and 2018, respectively. The decreases in the effective tax rates for the three-month and nine-month periods reflect the favorable impact of the lower federal 21% statutory rate that was effective in the current fiscal year as a result of the enactment of the 2017 Tax Act, which was signed into law in December 2017.
Noncontrolling interests related to the Company’s subsidiary not 100% owned by the Company reduced net earnings by $37,000 and $86,000 for the three and nine months ended January 31, 2019, respectively, as compared to $35,000 and $120,000 for the comparable periods of the prior year, respectively. The change in the net earnings attributable to the noncontrolling interest in the current period was due to changes in earnings of the subsidiary in the related period.
Net losses of $22,000, or $0.01 per diluted share, were reported for the three months ended January 31, 2019, compared to net earnings of $913,000, or $0.32 per diluted share, in the prior year period. Net earnings of $2,799,000, or $1.00 per diluted share, were reported for the nine months ended January 31, 2019, compared to net earnings of $3,785,000, or $1.36 per diluted share, in the prior year period.
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
The Company had working capital of $36,050,000 at January 31, 2019, compared to $36,775,000 at April 30, 2018. The ratio of current assets to current liabilities was 2.5-to-1.0 at January 31, 2019, compared to 2.3-to-1.0 at April 30, 2018. At January 31, 2019, advances of $5.1 million were outstanding under the Company’s bank revolving credit facility, compared to advances of $3.8 million outstanding as of April 30, 2018. The Company had standby letters of credit outstanding of $5.2 million at January 31, 2019 and April 30, 2018. Amounts available under the $20 million revolving credit facility were $9.7 million and $11.0 million at January 31, 2019 and April 30, 2018, respectively. Total borrowings and interest rate swaps were $6,828,000 at January 31, 2019, compared to $6,316,000 at April 30, 2018.
The Company’s operations provided cash of $4,534,000 during the nine months ended January 31, 2019. Cash was primarily provided by earnings, a decrease in receivables of $4,674,000 and a decrease in inventories of $990,000, partially offset by a decrease in accounts payable of $4,879,000 and deferred revenue of $434,000. The Company’s operations used cash of $645,000 during the nine months ended January 31, 2018. Cash was primarily used to support an increase in receivables of $1,025,000 and inventories of $2,790,000, and a decrease in deferred revenue of $3,847,000, partially offset by cash provided by earnings and an increase in accounts payable and other accrued expenses of $2,035,000.
During the nine months ended January 31, 2019, the Company used net cash of $2,290,000 in investing activities, all of which was used for capital expenditures. During the nine months ended January 31, 2018, net cash of $1,907,000 was used in investing activities, all of which was used for capital expenditures.
The Company’s financing activities used cash of $1,234,000 during the nine months ended January 31, 2019, primarily for cash dividends of $1,507,000 paid to stockholders, cash dividends of $51,000 paid to minority interest holders, and payments of $880,000 on long-term debt, partially offset by an increase in net short-term borrowings of $1,233,000. The Company’s financing activities used cash of $836,000 during the nine months ended January 31, 2018, primarily for cash dividends of $1,331,000 paid to stockholders, cash dividends of $74,000 paid to minority interest holders, and payments of $626,000 on long-term debt, partially offset by an increase in net short-term borrowings of $1,187,000.

Outlook
The Company’s ability to predict future demand for its products continues to be limited given its role as subcontractor or supplier to dealers for subcontractors. Demand for the Company’s products is also dependent upon the number of laboratory construction projects planned and/or current progress in projects already under construction. The Company’s earnings are also impacted by fluctuations in prevailing pricing for projects in the laboratory construction marketplace and increased costs of raw materials, including stainless steel, wood, and epoxy resin, and whether the Company is able to increase product prices to customers in amounts that correspond to such increases without materially and adversely affecting sales. Additionally, since prices are normally quoted on a firm basis in the industry, the Company bears the burden of possible increases in labor and material costs between the quotation of an order and delivery of a product. There still remains a significant amount of activity for our products and services both domestically and abroad; however, economic and geopolitical uncertainty have caused many customers to postpone awards as well as the start of new projects. Looking forward, we anticipate these trends will continue through the remainder of the fiscal year and are making adjustments with the goal of returning to profitability in the fourth quarter.
Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
This report contains statements that the Company believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report, including statements regarding the Company’s future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “predict,” “believe” and similar words, expressions and variations of these words and expressions are intended to identify forward-looking statements. All forward-looking statements are subject to important factors, risks, uncertainties and assumptions, including industry and economic conditions that could cause actual results to differ materially from those described in the forward-looking statements. Such factors, risks, uncertainties and assumptions include, but are not limited to, competitive and general economic conditions, both domestically and internationally; changes in customer demands; dependence on customers’ required delivery schedules; risks related to fluctuations in the Company’s operating results from quarter to quarter; risks related to international operations, including foreign currency fluctuations; changes in the legal and regulatory environment; changes in raw materials and commodity costs; and acts of terrorism, war, governmental action, natural disasters and other Force Majeure events. Many important factors that could cause such differences are described under the caption “Risk Factors” in Item 1A in the Company’s 2018 Annual Report on Form 10-K and in Quarterly Reports on Form 10-Q subsequently filed by the Company. These forward-looking statements speak only as of the date of this document. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There are no material changes to the disclosures made on this matter in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2018.

Item 4.	Controls and Procedures
(a) Evaluation of disclosure controls and procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of January 31, 2019. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of January 31, 2019, the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that all material information required to be filed in this quarterly report is made known to them by others within the Company and its subsidiaries.
(b) Changes in internal controls
There was no significant change in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors
Other than as set forth in Part II, Item 1A of our Quarterly Reports on Form 10-Q for the periods ended July 31, 2018 and October 31, 2018, there have been no material changes to the risk factors faced by the Company from those previously disclosed in our Annual Report on Form 10-K for the year ended April 30, 2018.

Item 6.	Exhibits

3	Bylaws of Kewaunee Scientific Corporation, as amended on January 31, 2019 (incorporated by reference to Exhibit 3 to the registrant's Current Report on Form 8-K filed on February 1, 2019)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEWAUNEE SCIENTIFIC CORPORATION (Registrant)

Date: March 15, 2019	By	/s/ Thomas D. Hull III
Thomas D. Hull III
(As duly authorized officer and President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer)