Form 10-K
period 2019-04-30
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2019-07-11
CIK 55529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-K
__________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number 0-5286
__________________________

KEWAUNEE SCIENTIFIC CORPORATION
(Exact name of registrant as specified in its charter)
__________________________

Delaware	38-0715562
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2700 West Front Street Statesville, North Carolina	28677-2927
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (704) 873-7202
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on which registered
Common Stock $2.50 par value	KEQU	NASDAQ Global Market
Securities registered pursuant to Section 12(g) of the Act: None
__________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of shares of voting stock held by non-affiliates of the registrant was approximately $71,664,159 based on the last reported sale price of the registrant’s Common Stock on October 31, 2018, the last business day of the registrant’s most recently completed second fiscal quarter. Only shares beneficially owned by directors of the registrant (excluding shares subject to options) and each person owning more than 10% of the outstanding Common Stock of the registrant were excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of July 8, 2019, the registrant had outstanding 2,750,009 shares of Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE: Those portions of the Company’s proxy statement for use in connection with Kewaunee Scientific Corporation’s annual meeting of stockholders to be held on August 28, 2019, indicated in this report are incorporated by reference into Part III hereof.

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
Our business is not generally cyclical, although domestic sales are sometimes lower during our third quarter because of slower construction activity in certain areas of the country during the winter months. Sales for three of the Company’s domestic dealers represented in the aggregate approximately 34% and 33%, of the Company’s sales in fiscal years 2019 and 2018, respectively. Loss of all or part of our sales to a large customer would have a material effect on our revenues and profits.
Our order backlog at April 30, 2019 was $100.8 million, as compared to $116.3 million at April 30, 2018. Based on scheduled shipment dates and past experience, we estimate that not less than 90% of our order backlog at April 30, 2019 will be shipped during fiscal year 2020. However, it may reasonably be expected that delays in shipments will occur because of customer rescheduling or delay in completion of projects which involve the installation of our products.
SEGMENT INFORMATION
See Note 10 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for information concerning our Domestic and International business segments.
COMPETITION
We consider the industries in which we participate to be highly competitive and believe that the principal deciding factors are price, product performance, and customer service. A significant portion of our business is based upon competitive public bidding.

RESEARCH AND DEVELOPMENT
The amount spent and expensed by us during the fiscal year ended April 30, 2019 on research and development activities related to new or redesigned products was $1,550,000. The amounts spent for similar purposes in the fiscal year ended April 30, 2018 was $1,537,000.
ENVIRONMENTAL COMPLIANCE
In the last two fiscal years, compliance with federal, state, or local provisions enacted or adopted regulating the discharge of materials into the environment has had no material effect on us. There is no material capital expenditure anticipated for such purposes, and accordingly, such regulation is not expected to have a material effect on our earnings or competitive position.
EMPLOYEES
At April 30, 2019, the Company had the following number of full-time employees:
593 (Domestic); 263 (International).
OTHER INFORMATION
Our Internet address is www.kewaunee.com. We make available, free of charge through this website, our annual report to stockholders. Our Form 10-K and 10-Q financial reports may be obtained by stockholders by writing the Secretary of the Company, Kewaunee Scientific Corporation, P.O. Box 1842, Statesville, NC 28687-1842. The public may also obtain information on our reports, proxy, and information statements at the SEC Internet site www.sec.gov. The reference to our website does not constitute incorporation by reference of any information contained at that site.
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
We have substantial sales to three of our domestic dealers. The combined sales to these three dealers accounted for approximately 34% of our sales in fiscal year 2019. Loss of all or a part of our sales to a large customer would have a material effect on our revenues and profits.
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
Internal Controls Over Financial Reporting.
Because of its inherent limitations, internal controls over financial reporting may not prevent or detect material misstatements in the Company's financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences, may have a material adverse impact on our business and results of operations.
The U.S. government has indicated its intent to adopt a new approach to trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements, such as the North American Free Trade

Agreement (“NAFTA”). It has also initiated tariffs on certain foreign goods and has raised the possibility of imposing significant, additional tariff increases or expanding the tariffs to capture other types of goods. In response, certain foreign governments have imposed retaliatory tariffs on goods that their countries import from the U.S. Changes in U.S. trade policy could result in one or more foreign governments adopting responsive trade policies making it more difficult or costly for us to import our products or raw materials from those countries. This, together with tariffs already imposed, or that may be imposed in the future, by the U.S., could require us to increase prices to our customers which may reduce demand, or, if we are unable to increase prices, result in lowering our margin on products sold.
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
Item 2. Properties
We own and operate three adjacent manufacturing facilities in Statesville, North Carolina. These facilities also house our corporate offices, as well as sales and marketing, administration, engineering and drafting personnel. These facilities together comprise 413,000 square feet and are located on 20 acres of land. In addition, we lease our primary distribution facility and other warehouse facilities totaling 376,000 square feet in Statesville, North Carolina. We lease sales offices in Naperville, Illinois; Branchburg, New Jersey; Shanghai, China; and Singapore. In Bangalore, India we lease and operate a manufacturing facility comprising 83,000 square feet and a facility comprising 17,000 square feet that houses sales and administrative offices. We believe our facilities are suitable for their respective uses and are adequate for our current needs.
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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2019
High	$38.80	$35.05	$34.84	$32.70
Low	$30.50	$25.97	$22.00	$20.21
Close	$31.60	$29.21	$32.16	$22.63

2018
High	$25.75	$31.20	$30.67	$34.95
Low	$22.75	$25.10	$24.56	$25.15
Close	$25.37	$28.50	$28.80	$34.95
As of July 8, 2019, we estimate there were approximately 2,000 holders of our common shares, of which 128 were stockholders of record. We paid cash dividends per share of $0.74 and $0.66 for fiscal years 2019 and 2018, respectively. We expect to pay a dividend in the future in line with our actual and anticipated future operating results. The declaration and payment of future dividends under the quarterly dividend policy will be at the discretion of the Board of Directors and will depend upon many factors, including the Company’s earnings, capital requirements, financial conditions, the terms of the Company’s indebtedness and other factors that the Board of Directors may deem to be relevant.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
See Item 12 in this Form 10-K for a discussion of securities authorized for issuance under our equity compensation plans.

Item 6. Selected Financial Data
The following tables set forth selected historical consolidated financial and other data for the periods indicated. The consolidated financial data should be read in conjunction with Item 8, Financial Statements and Supplementary Data, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Information for 2018 has been adjusted, as explained in Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

$ and shares in thousands, except per share amounts	2019	2018 As Adjusted
OPERATING STATEMENT DATA:
Net sales	$146,550	$158,050
Cost of products sold	121,231	125,891
Gross profit	25,319	32,159
Operating expenses	23,207	22,240
Operating earnings	2,112	9,919
Other income (expense), net	389	(1)
Interest expense	(367)	(299)
Earnings before income taxes	2,134	9,619
Income tax expense	446	4,161
Net earnings	1,688	5,458
Less: net earnings attributable to noncontrolling interest	159	177
Net earnings attributable to Kewaunee Scientific Corporation	$1,529	$5,281
Weighted average shares outstanding:
Basic	2,742	2,720
Diluted	2,794	2,777
PER SHARE DATA:
Net earnings attributable to Kewaunee Scientific Corporation stockholders
Basic	$0.56	$1.94
Diluted	$0.55	$1.90
Cash dividends	$0.74	$0.66
Year-end book value	$17.15	$17.46

	As of April 30
$ in thousands	2019	2018 As Adjusted
BALANCE SHEET DATA:
Current assets	$65,357	$64,391
Current liabilities	32,733	27,616
Net working capital	32,624	36,775
Net property, plant and equipment	16,462	14,661
Total assets	87,223	85,083
Total borrowings/long-term debt	10,926	6,316
Kewaunee Scientific Corporation stockholders’ equity	$47,100	$47,730
OTHER DATA:
Capital expenditures	$4,213	$3,395
Year-end stockholders of record	128	139
Year-end full-time employees (Domestic)	593	588
Year-end full-time employees (International)	263	232

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
MANAGEMENT’S DISCUSSION AND ANALYSIS
INTRODUCTION
Kewaunee Scientific Corporation is a recognized leader in the design, manufacture and installation of laboratory, healthcare and technical furniture products. The Company’s corporate headquarters are located in Statesville, North Carolina. Direct sales offices are located in the United States, India, Singapore, and China. Three manufacturing facilities are located in Statesville serving the domestic and international markets, and one manufacturing facility is located in Bangalore, India serving the Indian, Middle East and Asian markets. Kewaunee Scientific Corporation’s website is located at www.kewaunee.com.
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
Pension Benefits
We sponsor pension plans covering all employees who met eligibility requirements as of April 30, 2005. These pension plans were amended as of April 30, 2005, no further benefits have been, or will be, earned under the plans subsequent to the amendment date, and no additional participants have been, or will be, added to the plans. Several statistical and other factors, which attempt to anticipate future events, are used in calculating the expense and liability related to the pension plans. These factors include assumptions about the discount rate used to calculate and determine benefit obligations and the expected return on plan assets within certain guidelines. The actuarial assumptions used by us may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, or longer or shorter life spans of participants. These differences may significantly affect the amount of pension income or expense recorded by us in future periods.
Self-Insurance Reserves

The Company’s domestic operations are self-insured for employee health care. The Company has purchased specific stop-loss insurance to limit claims above a certain amount. Estimated medical costs were accrued for claims incurred but not reported (“IBNR”) using assumptions based upon historical loss experiences. The Company’s exposure reflected in the self-insurance reserves varies depending upon market conditions in the insurance industry, availability of cost-effective insurance coverage, and actual claims versus estimated future claims.
RESULTS OF OPERATIONS
Sales for fiscal year 2019 were $146.6 million, a decrease of 7.3% from fiscal year 2018 sales of $158.1 million. Domestic sales for fiscal year 2019 were $116.6 million, an increase of 1.7% compared to fiscal year 2018 sales of $114.6 million. International sales for fiscal year 2019 were $30.0 million, a decrease of 31.0% from fiscal year 2018 sales of $43.5 million. The decrease in International sales for fiscal year 2019 is primarily due to the year-over-year decline in sales in the Middle East region. In fiscal year 2018, Kewaunee’s International segment delivered the single largest order ever awarded to Kewaunee for the College of Science complex for Kuwait University's Sabah Al Salem University City, which continues to affect the comparison of operating performance of the International segment in the current fiscal year.
Our order backlog was $100.8 million at April 30, 2019, as compared to $116.3 million at April 30, 2018.
Gross profit represented 17.3% and 20.4% of sales in fiscal years 2019 and 2018, respectively. The decrease in gross profit margin percentage was primarily due to an unfavorable shift in product mix, and year-over-year decline in sales, as well as continued increases in raw material and freight costs which negatively affected margins compared to the prior period. The unfavorable impact due to year-over-year increases in steel and resin material costs was approximately $2.1 million dollars.
Operating expenses were $23.2 million and $22.2 million in fiscal years 2019 and 2018, respectively, and 15.8% and 14.1% of sales, respectively. The increase in operating expense dollars in fiscal year 2019 as compared to fiscal year 2018 is related primarily to management separation expenses of $502,000, audit and tax services of $637,000, and an increase of $893,000 in operating expense for the Company’s International operations, partially offset by a decrease in incentive compensation of $1.2 million.
Other income (expense) was $389,000 and ($1,000) in fiscal years 2019 and 2018, respectively. The increase in other income in fiscal year 2019 was primarily due to the decrease in pension plan expense as discussed in Note 9 of the Notes to the Consolidated Financial Statements included in Item 8.
Interest expense was $367,000 and $299,000 in fiscal years 2019 and 2018, respectively. The increase in interest expense for fiscal year 2019 was primarily due to increases in the levels of bank borrowings.
Domestic pre-tax earnings were impacted by a significant decline in the Company’s operating volumes during the second half of the fiscal year which resulted in the Company operating at levels below the rate we believe is necessary to generate favorable financial results. The Company's financial results were unfavorably impacted by shifts in the manufacturing demand which occurred more rapidly than the Company's ability to reduce its fixed cost structure. Profitability was also impacted by higher raw material costs in steel and resin that we were not able to pass along to customers.  International pre-tax earnings were impacted by the year-over-year decline in sales as well as the year-over-year decline in the exchange rate of the Indian rupee versus the US dollar.  Finally, profitability was impacted by one-time non-operating costs related to management changes.
Income tax expense was $446,000 and $4,161,000 in fiscal years 2019 and 2018, respectively, or 20.9% and 43.3% of pretax earnings, respectively. The effective tax rate decreased in fiscal year 2019, primarily due to the effect of the enactment of the Tax Cuts and Jobs Act ("2017 Tax Act"). The effective rate increased in fiscal year 2018 primarily due to the enactment of the 2017 Tax Act which imposed a one-time transition tax on the unrepatriated earnings of our foreign subsidiaries. The impact of this one-time transition tax recorded for fiscal year 2018 was $649,000.
Net earnings attributable to the noncontrolling interest related to our subsidiaries that are not 100% owned by the Company were $159,000 and $177,000 for fiscal years 2019 and 2018, respectively. The changes in the net earnings attributable to the noncontrolling interest for each year were due to changes in the levels of net income of the subsidiaries.
Net earnings in fiscal year 2019 were $1,529,000, or $0.55 per diluted share. Net earnings in fiscal year 2018 were $5,281,000, or $1.90 per diluted share. The decrease in earnings was attributable to the factors discussed above.
LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of liquidity have historically been funds generated from operating activities, supplemented as needed by borrowings under our revolving credit facility. Additionally, certain machinery and equipment are financed by non-cancelable operating leases. We believe that these sources of funds will be sufficient to support ongoing business requirements, including capital expenditures, through fiscal year 2020.

At April 30, 2019, we had advances of $9.5 million and standby letters of credit aggregating $5.2 million outstanding under our unsecured $20 million revolving credit facility. On June 19, 2019 we entered into a Security Agreement pursuant to which we granted a security interest in substantially all of our assets to secure our obligations under the credit facility. See Note 4 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report for additional information concerning our credit facility. We did not have any off balance sheet arrangements at April 30, 2019.
The following table summarizes the cash payment obligations for our lease arrangements and long-term debt as of April 30, 2019:
PAYMENTS DUE BY PERIOD
($ in thousands)

Contractual Cash Obligations	Total	1 Year	2-3 Years	4-5 Years	After 5 years
Operating Leases	$5,565	$1,246	$1,602	$981	$1,736
Long-term Debt and Capital Lease Obligations	1,413	1,185	138	50	40
Total Contractual Cash Obligations	$6,978	$2,431	$1,740	$1,031	$1,776
Operating activities provided cash of $2,490,000 in fiscal year 2019, primarily from operating earnings, and a decrease in inventories, partially offset by increases in receivables, and decreases in deferred revenue. Operating activities provided cash of $3,183,000 in fiscal year 2018, primarily from operating earnings, and an increase in accounts payable and other accrued expenses, partially offset by increases in receivables, inventories, and deferred revenue.
The Company’s financing activities provided cash of $2,334,000 during fiscal year 2019 as a result of an increase in short-term borrowings of $5,628,000, which was partially utilized for cash dividends of $2,030,000 paid to stockholders, cash dividends of $51,000 paid to minority interest holders and repayment of long-term debt of $1,177,000. The Company’s financing activities used cash of $2,484,000 during fiscal year 2018 for cash dividends of $1,794,000 paid to stockholders, cash dividends of $74,000 paid to minority interest holders, and repayment of long-term debt of $918,000, partially offset by an increase in short-term borrowings of $294,000. See Note 4 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report for additional information concerning our credit facility.
The majority of the April 30, 2019 accounts receivable balances are expected to be collected during the first quarter of fiscal year 2020, with the exception of retention amounts on fixed-price contracts which are collected when the entire construction project is completed and all retention funds are paid by the owner.
As discussed above, no further benefits have been, or will be, earned under our pension plans after April 30, 2005, and no additional participants have been, or will be, added to the plans. We do not expect to make any contributions to the plans in fiscal year 2020. We made contributions of $1,000,000 and $600,000 to the plans in fiscal years 2019 and 2018, respectively.
Capital expenditures were $4.2 million and $3.4 million in fiscal years 2019 and 2018, respectively. Capital expenditures in fiscal year 2019 were funded primarily from operations. Fiscal year 2020 capital expenditures are anticipated to be approximately $2.5 million, with the majority of these expenditures for manufacturing equipment and facilities improvements. The fiscal year 2020 expenditures are expected to be funded primarily by operating activities, supplemented as needed by borrowings under our revolving credit facility.
Working capital was $32.6 million at April 30, 2019, down from $36.8 million at April 30, 2018, and the ratio of current assets to current liabilities was 2.0-to-1.0 at April 30, 2019 and 2.3-to-1.0 at April 30, 2018. The decrease in working capital for fiscal year 2019 was primarily due to the increase in current liabilities related to the outstanding line of credit at year end along with the decrease in inventories, partially offset by an increase in cash and receivables.
We paid cash dividends of $0.74 per share in fiscal year 2019. We paid cash dividends of $0.66 per share in fiscal year 2018. We expect to pay a dividend in the future in line with our actual and anticipated future operating results. The declaration and payment of future dividends under the quarterly dividend policy will be at the discretion of the Board of Directors and will depend upon many factors, including the Company’s earnings, capital requirements, financial conditions, the terms of the Company’s indebtedness and other factors that the Board of Directors may deem to be relevant.

RECENT ACCOUNTING STANDARDS
New Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). This update outlined a new comprehensive revenue recognition model that supersedes most prior revenue recognition guidance and required companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflected the consideration to which the entity expected to be entitled in exchange for those goods or services. The Company adopted this standard effective May 1, 2019. See Note 2 of the Notes to Consolidated Financial Statements included in Item 8 for a discussion of the impact of the adoption of this standard.
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
In February 2016, the FASB issued ASU 2016-02, “Leases.” This guidance establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company will adopt this standard in fiscal year 2020. Based on the Company's assessment to date, the Company expects that the adoption of ASU 2016-02 will result in the recognition of right-to-use assets and corresponding lease liabilities with a material impact on the Company's consolidated financial position and an immaterial impact on the Company's consolidated results of operations and cash flows.
In March 2016, the FASB issued ASU 2016-09, “Stock Compensation—Improvements to Employee Share-Based Payment Accounting.” This guidance simplifies various aspects related to how share-based payments are accounted for and presented in the financial statements. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company adopted this standard effective May 1, 2017. Prior periods were not retrospectively adjusted. The adoption of this standard did not have a significant impact on the Company’s consolidated financial position or results of operations.
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
In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. The Company will adopt this standard in fiscal year 2021. The Company does not expect the adoption of this standard to have any impact on the Company’s consolidated financial position or results of operations.
In March 2017, the FASB issued ASU 2017-07, “Compensation—Retirement Benefits—Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which requires that the service cost component of net periodic pension cost is presented in the same line as other compensation costs arising from services rendered by the respective employees during the year. The other components of net periodic pension cost are required to be presented in the income statement separately from the service cost component and outside of earnings from operations. This guidance allows for the service cost component to be eligible for capitalization when applicable. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company adopted this standard effective May 1, 2018 using the full retrospective approach. The Company reclassified $694,000 of non-service components of net benefits cost to other (income)/expense, net from operating expenses on the Consolidated Statements of Operations. During 2019, the Company recorded $295,000 of non-service components of net benefits cost to other (income)/expense, net.
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
In February 2018, the FASB issued ASU 2018-2, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This guidance provides the Company with an option to reclassify stranded tax effects resulting from the 2017 Tax Act from accumulated other comprehensive income to retained earnings. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company will adopt this standard in fiscal year 2020. The Company does not expect the adoption of this standard to have a significant impact on the Company’s consolidated financial position or results of operations.
OUTLOOK
Financial Outlook
The Company’s ability to predict future demand for its products continues to be limited given its role as subcontractor or supplier to dealers for subcontractors. Demand for the Company’s products is also dependent upon the number of laboratory construction projects planned and/or current progress in projects already under construction. The Company’s earnings are also impacted by fluctuations in prevailing pricing for projects in the laboratory construction marketplace and increased costs of raw materials, including stainless steel, wood, and epoxy resin, and whether the Company is able to increase product prices to customers in amounts that correspond to such increases without materially and adversely affecting sales. Additionally, since prices are normally quoted on a firm basis in the industry, the Company bears the burden of possible increases in labor and material costs between the quotation of an order and delivery of a product. Looking forward, the Company is optimistic in its ability to secure the volumes necessary to return to profitability, and that fiscal year 2020 will result in sales and earnings growth.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rates
We are exposed to market risk in the area of interest rates. This exposure is associated with advances outstanding under our bank line of credit and certain lease obligations for production machinery, all of which are priced on a floating rate basis. Advances outstanding under the bank line of credit were $9.5 million at April 30, 2019. In May 2013, the Company entered into an interest rate swap agreement whereby the interest rate payable by the Company on $3,450,000 of outstanding long-term debt was effectively converted to a fixed interest rate of 4.875% for the period beginning May 1, 2013 and ending August 1, 2017. In May 2013, the Company entered into an interest rate swap agreement whereby the interest rate payable by the Company on $2,600,000 of outstanding long-term debt was effectively converted to a fixed interest rate of 4.37% for the period beginning August 1, 2017 and ending May 1, 2020. In May 2013, the Company entered into an interest rate swap agreement whereby the interest rate payable by the Company on $1,218,000 of outstanding long-term debt was effectively converted to a fixed interest rate of 3.07% for the period beginning November 3, 2014 and ending May 1, 2020. We believe that our current exposure to interest rate market risk is not material. As a result of the swaps described above, at April 30, 2019 we had a total of $9.5 million of outstanding debt bearing interest at floating rates.
Foreign Currency Exchange Rates
Our results of operations could be affected by factors such as changes in foreign currency rates or weak economic conditions in foreign markets. We derive net sales in U.S. dollars and other currencies including Indian rupees, Chinese renminbi, Singapore dollars, or other currencies. For fiscal 2019, 20% of net sales were derived in currencies other than U.S. dollars. We incur expenses in currencies other than U.S. dollars relating to specific contracts with customers and for our operations outside the U.S.
Over the long term, net sales to international markets are expected to increase as a percentage of total net sales and, consequently, a greater portion of our business could be denominated in foreign currencies. As a result, operating results may become more subject to fluctuations based upon changes in the exchange rates of certain currencies in relation to the U.S. dollar. To the extent we engage in international sales denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. This effect is also impacted by sources of raw materials from international sources and costs of our sales, service, and manufacturing locations outside the U.S.
We have foreign currency cash accounts to operate our global business. These accounts are impacted by changes in foreign currency rates. Cash balances at April 30, 2019 of $11.1 million were held by our foreign subsidiaries and denominated in currencies other than U.S. dollars.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Kewaunee Scientific Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Kewaunee Scientific Corporation and subsidiaries (the Company) as of April 30, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the two years in the period ended April 30, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 30, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2019, in conformity with U.S. generally accepted accounting principles.
Change in Accounting Principle
As discussed in Notes 1 and 3 to the consolidated financial statements, effective August 1, 2018, the Company elected to change its method of accounting for its domestic inventory from the last-in, first-out method, to the first-in, first out method.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2016.
Charlotte, North Carolina
July 11, 2019

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended April 30	Kewaunee Scientific Corporation

$ and shares in thousands, except per share amounts	2019	2018 As Adjusted
Net sales	$146,550	$158,050
Cost of products sold	121,231	125,891
Gross profit	25,319	32,159
Operating expenses	23,207	22,240
Operating earnings	2,112	9,919
Other income (expenses), net	389	(1)
Interest expense	(367)	(299)
Earnings before income taxes	2,134	9,619
Income tax expense	446	4,161
Net earnings	1,688	5,458
Less: net earnings attributable to the noncontrolling interest	159	177
Net earnings attributable to Kewaunee Scientific Corporation	$1,529	$5,281
Net earnings per share attributable to Kewaunee Scientific Corporation stockholders
Basic	$0.56	$1.94
Diluted	$0.55	$1.90
Weighted average number of common shares outstanding
Basic	2,742	2,720
Diluted	2,794	2,777

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended April 30	Kewaunee Scientific Corporation

$ in thousands	2019	2018 As Adjusted
Net earnings	$1,688	$5,458
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(464)	(430)
Change in unrecognized actuarial loss on pension obligations	(46)	812
Change in fair value of cash flow hedges	3	37
Comprehensive income, net of tax	1,181	5,877
Less comprehensive income attributable to the noncontrolling interest	159	177
Total comprehensive income attributable to Kewaunee Scientific Corporation	$1,022	$5,700

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Kewaunee Scientific Corporation

$ in thousands, except shares and per share amounts	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings As Adjusted	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at April 30, 2017	6,789	2,695	(53)	40,349	(6,319)	43,461
Net earnings attributable to Kewaunee Scientific Corporation	—	—	—	5,281	—	5,281
Other comprehensive income	—	—	—	—	419	419
Cash dividends paid, $0.66 per share	—	—	—	(1,794)	—	(1,794)
Stock options exercised, 36,800 shares	52	(40)	—	—	—	12
Stock based compensation	—	351	—	—	—	351
Balance at April 30, 2018	6,841	3,006	(53)	43,836	(5,900)	47,730
Net earnings attributable to Kewaunee Scientific Corporation	—	—	—	1,529	—	1,529
Other comprehensive income (expense)	—	—	—	—	(507)	(507)
Cash dividends paid, $0.74 per share	—	—	—	(2,030)	—	(2,030)
Stock options exercised, 19,800 shares	27	(27)	—	—	—	—
Stock based compensation	7	154	—	—	—	161
Cumulative adjustment for adoption of ASC 606, net of tax	—	—	—	217	—	217
Balance at April 30, 2019	$6,875	$3,133	$(53)	$43,552	$(6,407)	$47,100

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

April 30	Kewaunee Scientific Corporation
$ and shares in thousands, except per share amounts	2019	2018 As Adjusted
ASSETS
Current Assets
Cash and cash equivalents	$10,647	$9,716
Restricted cash	509	1,242
Receivables, less allowance: $361 (2019); $384 (2018)	33,259	32,660
Inventories	17,206	18,549
Prepaid expenses and other current assets	3,736	2,224
Total Current Assets	65,357	64,391
Property, Plant and Equipment, Net	16,462	14,661
Other Assets
Deferred income taxes	1,829	1,869
Other	3,575	4,162
Total Other Assets	5,404	6,031
Total Assets	$87,223	$85,083
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings and interest rate swaps	$9,513	$3,885
Current portion of long-term debt and lease obligations	1,184	1,167
Accounts payable	15,190	14,754
Employee compensation and amounts withheld	3,737	3,810
Deferred revenue	1,599	1,884
Other accrued expenses	1,510	2,116
Total Current Liabilities	32,733	27,616
Long-term debt and lease obligations	229	1,264
Accrued pension and deferred compensation costs	5,878	7,465
Other non-current liabilities	680	546
Total Liabilities	39,520	36,891
Commitments and Contingencies (Note 8)
Stockholders’ Equity
Common stock, $2.50 par value, Authorized—5,000 shares;
Issued—2,750 shares (2019); 2,736 shares; (2018);
Outstanding—2,747 shares (2019); 2,733 shares (2018);	6,875	6,841
Additional paid-in-capital	3,133	3,006
Retained earnings	43,552	43,836
Accumulated other comprehensive loss	(6,407)	(5,900)
Common stock in treasury, at cost: 3 shares	(53)	(53)
Total Kewaunee Scientific Corporation Stockholders’ Equity	47,100	47,730
Noncontrolling Interest	603	462
Total Stockholders' Equity	47,703	48,192
Total Liabilities and Stockholders’ Equity	$87,223	$85,083

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended April 30	Kewaunee Scientific Corporation
$ in thousands	2019	2018 As adjusted
Cash Flows from Operating Activities
Net earnings	$1,688	$5,458
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	2,571	2,761
Bad debt provision	65	344
Stock based compensation expense	197	355
Provision for deferred income tax expense	202	1,127
Change in assets and liabilities:
Receivables	(664)	(3,115)
Inventories	456	(2,866)
Accounts payable and other accrued expenses	(55)	4,606
Deferred revenue	(285)	(3,922)
Other, net	(1,685)	(1,565)
Net cash provided by operating activities	2,490	3,183
Cash Flows from Investing Activities
Capital expenditures	(4,213)	(3,395)
Net cash used in investing activities	(4,213)	(3,395)
Cash Flows from Financing Activities
Dividends paid	(2,030)	(1,794)
Dividends paid to noncontrolling interest in subsidiaries	(51)	(74)
Proceeds from short-term borrowings	62,646	59,069
Repayments on short-term borrowings	(57,018)	(58,775)
Payments on long-term debt and lease obligations	(1,177)	(918)
Net proceeds from exercise of stock options (including tax benefit)	(36)	8
Net cash provided by (used in) financing activities	2,334	(2,484)
Effect of exchange rate changes on cash, net	(413)	(287)
Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	198	(2,983)
Cash, Cash Equivalents and Restricted Cash at Beginning of Year	10,958	13,941
Cash, Cash Equivalents and Restricted Cash at End of Year	$11,156	$10,958
Supplemental Disclosure of Cash Flow Information
Interest paid	$352	$295
Income taxes paid	$2,460	$2,872

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
Principles of Consolidation The Company’s consolidated financial statements include the accounts of Kewaunee Scientific Corporation and its international subsidiaries. A brief description of each subsidiary, along with the amount of the Company’s controlling financial interests, as of April 30, 2019 is as follows: (1) Kewaunee Labway Asia Pte. Ltd., a commercial sales organization for the Company’s products in Singapore, is 100% owned by the Company; (2) Kewaunee Scientific Corporation Singapore Pte. Ltd., a holding company in Singapore, is 100% owned by the Company; (3) Kewaunee Labway India Pvt. Ltd., a manufacturing, assembly and commercial sales operation for the Company’s products in Bangalore, India, is 95% owned by the Company; (4) Koncepo Scientech International Pvt. Ltd., a laboratory design and strategic advisory and construction management services firm, located in Bangalore, India, is 80% owned by the Company; and (5) Kewaunee Scientific (Suzhou) Co., Ltd., a commercial sales organization for the Company’s products in China, is 100% owned by the Company. In fiscal year 2019, Kewaunee Scientific Corporation India Pvt. Ltd. merged into Kewaunee Labway India, Pvt. Ltd. resulting in a single subsidiary. There was no impact to the Company's weighted ownership of both subsidiaries. All intercompany balances, transactions, and profits have been eliminated. Included in the consolidated financial statements are net assets of $17,887,000 and $15,762,000 at April 30, 2019 and 2018, respectively, of the Company’s subsidiaries. Net sales by the Company’s subsidiaries in the amounts of $29,964,000 and $43,456,000 were included in the consolidated statements of operations for fiscal years 2019 and 2018, respectively.
Change in Accounting Principle During the second quarter of 2019, the Company changed its method of accounting for its Domestic segment’s inventory from the last-in, first-out (LIFO) method to the first-in, first out (FIFO) method. All prior periods presented have been retrospectively adjusted to apply the new method of accounting. See Note 3 for more information on the change in inventory accounting method.
Cash and Cash Equivalents Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less. During the years ended April 30, 2019 and 2018, the Company had cash deposits in excess of FDIC insured limits. The Company has not experienced any losses from such deposits.
Restricted Cash Restricted cash includes bank deposits of subsidiaries used for performance guarantees against customer orders.
Accounts Receivable and Allowance for Doubtful Accounts Accounts receivable are stated at the amount owed by the customer, net of allowances for estimated doubtful accounts. The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where management is aware of a customer’s inability to meet its financial obligations to the Company, or a project dispute makes it unlikely that all of the receivable owed by a customer will be collected, a specific reserve for bad debts is estimated and recorded to reduce the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, a general reserve for bad debts is estimated and recorded based on past loss history and an overall assessment of past due trade accounts receivable amounts outstanding. Accounts are written off when it is clearly established that the receivable is a bad debt. Recoveries of receivables previously written off are recorded when received. The activity in the allowance for doubtful accounts for each of the years ended April 30 was:

$ in thousands	2019	2018
Balance at beginning of year	$384	$191
Bad debt provision	65	344
Doubtful accounts written off (net)	(88)	(151)
Balance at end of year	$361	$384

Unbilled Receivables Accounts receivable included unbilled receivables that represent amounts earned which have not yet been billed in accordance with contractually stated billing terms. The amount of unbilled receivables at April 30, 2019 and 2018 was $4,589,000 and $1,007,000, respectively.
Inventories The Company elected to change the method of accounting for the inventory of its Domestic segment from the last-in, first-out ("LIFO") method to the first-in, first out ("FIFO") method. Inventories at the Company's international subsidiaries had previously been and continue to be measured on the FIFO method. See Note 3 for additional information.
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

$ in thousands	2019	2018	Useful Life
Land	$41	$41	N/A
Building and improvements	16,594	16,489	10-40 years
Machinery and equipment	40,041	38,118	5-10 years
Total	56,676	54,648
Less accumulated depreciation	(40,214)	(39,987)
Net property, plant and equipment	$16,462	$14,661
Management reviews the carrying value of property, plant and equipment for impairment whenever changes in circumstances or events indicate that such carrying value may not be recoverable. If projected undiscounted cash flows are not sufficient to recover the carrying value of the potentially impaired asset, the carrying value is reduced to estimated fair value. There were no impairments in fiscal years 2019 or 2018.
Other Assets Other assets at April 30, 2019 and 2018 included $3,057,000 and $4,050,000, respectively, of assets held in a trust account for non-qualified benefit plans and $76,000 and $65,000, respectively, of cash surrender values of life insurance policies. Life insurance policies are recorded at the amount that could be realized under the insurance contract as of the date of the Company’s consolidated balance sheets with the change in cash surrender or contract value being recorded as income or expense during each period.
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

The following tables summarize the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring and nonrecurring basis as of April 30, 2019 and 2018 (in thousands):

	2019
	Level 1	Level 2	Level 3	Total
Financial Assets
Trading securities held in non-qualified compensation plans (1)	$3,057	$—	$—	$3,057
Cash surrender value of life insurance policies (1)	—	76	—	76
Total	$3,057	$76	$—	$3,133
Financial Liabilities
Non-qualified compensation plans (2)	$—	$3,519	$—	$3,519
Interest rate swap derivatives	—	1	—	1
Total	$—	$3,520	$—	$3,520

	2018
	Level 1	Level 2	Level 3	Total
Financial Assets
Trading securities held in non-qualified compensation plans (1)	$4,050	$—	$—	$4,050
Cash surrender value of life insurance policies (1)	—	65	—	65
Total	$4,050	$65	$—	$4,115
Financial Liabilities
Non-qualified compensation plans (2)	$—	$4,462	$—	$4,462
Interest rate swap derivatives	—	5	—	5
Total	$—	$4,467	$—	$4,467

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
Revenue Recognition Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products. The Company recognizes revenue when control of a good or service promised in a contract (i.e., performance obligation) is transferred to a customer. Control is obtained when a customer has the ability to direct the use of and obtain substantially all of the remaining benefits from that good or service. The majority of the Company’s revenues are recognized over time as the customer receives control as the Company performs work under a contract. However, a portion of the Company’s revenues are recognized at a point-in-time as control is transferred at a distinct point in time per the terms of a contract. Sales taxes that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales. Certain customers' cash discounts and volume rebates are offered as sales incentives. The discounts and volume rebates are recorded as a reduction in sales at the time revenue is recognized in an amount estimated based on historical experience and contractual obligations.
Deferred revenue consists of customer deposits and advance billings of the Company’s products where sales have not yet been recognized. Accounts receivable includes retainage in the amounts of $1,810,000 and $2,724,000 at April 30, 2019 and 2018, respectively. Shipping and handling costs are included in cost of product sales. Because of the nature and quality of the Company’s products, any warranty issues are determined in a relatively short period after the sale and are infrequent in nature, and as such, warranty costs are immaterial to the Company’s consolidated financial position and results of operations and are expensed as incurred.
Credit Concentration The Company performs credit evaluations of its customers. Revenues from three of the Company’s domestic dealers represented in the aggregate approximately 34% and 33% of the Company’s sales in fiscal years 2019 and 2018, respectively. Accounts receivable for two domestic customers represented approximately 30% and 31% of the Company’s total accounts receivable as of April 30, 2019 and 2018, respectively.
Insurance The Company maintains a self-insured health-care program. The Company accrues estimated losses for claims incurred but not reported (“IBNR”) using actuarial models and assumptions based on historical loss experience. The Company has also purchased specific stop-loss insurance to limit claims above a certain amount. The Company adjusts insurance reserves, as needed, in the event that future loss experience differs from historical loss patterns.

Income Taxes In accordance with ASC 740, “Income Taxes,” the Company uses the liability method in measuring the provision for income taxes and recognizing deferred tax assets and liabilities on the consolidated balance sheets. Provision has not been made for income taxes on unremitted earnings of foreign subsidiaries as these earnings are deemed to be permanently reinvested. ASC 740 clarifies the financial statement recognition threshold and measurement attribute of a tax position taken or expected to be taken in a tax return. Under ASC 740, the Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC 740 only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. The Company did not have any significant uncertain tax positions at April 30, 2019 and 2018.
Research and Development Costs Research and development costs are charged to cost of products sold in the periods incurred. Expenditures for research and development costs were $1,550,000 and $1,537,000 for the fiscal years ended April 30, 2019 and 2018, respectively.
Advertising Costs Advertising costs are expensed as incurred, and include trade shows, training materials, sales, samples, and other related expenses. Advertising costs for the years ended April 30, 2019 and 2018 were $268,000 and $395,000, respectively.
Derivative Financial Instruments The Company records derivatives on the consolidated balance sheets at fair value and establishes criteria for designation and effectiveness of hedging relationships. The nature of the Company’s business activities involves the management of various financial and market risks, including those related to changes in interest rates. The Company does not enter into derivative instruments for speculative purposes. In May 2013, the Company entered into an interest rate swap agreement whereby the interest rate payable by the Company on $3,450,000 of outstanding long-term debt was effectively converted to a fixed interest rate of 4.875% for the period beginning May 1, 2013 and ending August 1, 2017. In May 2013, the Company entered into an interest rate swap agreement whereby the interest rate payable by the Company on $2,600,000 of outstanding long-term debt was effectively converted to a fixed interest rate of 4.37% for the period beginning August 1, 2017 and ending May 1, 2020. In May 2013, the Company entered into an interest rate swap agreement whereby the interest rate payable by the Company on $1,218,000 of outstanding long-term debt was effectively converted to a fixed interest rate of 3.07% for the period beginning November 3, 2014 and ending May 1, 2020. The Company entered into these interest rate swap arrangements to mitigate future interest rate risk associated with its long-term debt and has designated these as cash flow hedges. (See Note 4)
Foreign Currency Translation The financial statements of subsidiaries located in India and China, and of Kewaunee Scientific Corporation Singapore Pte. Ltd., are measured using the local currency as the functional currency. Kewaunee Labway Asia Pte. Ltd. is measured using the U.S. dollar as its functional currency. Assets and liabilities of the Company’s foreign subsidiaries using local currencies are translated into United States dollars at fiscal year-end exchange rates. Sales, expenses, and cash flows are translated at weighted average exchange rates for each period. Net translation gains or losses are included in other comprehensive income, a separate component of stockholders’ equity. The Company does not provide for U.S. income taxes on foreign currency translation adjustments, since it does not provide for taxes on undistributed earnings of foreign subsidiaries. Gains and losses from foreign currency transactions of these subsidiaries are included in operating expenses.

Earnings Per Share Basic earnings per share is based on the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the assumed exercise of outstanding options and the conversion of restricted stock units (“RSUs”) under the Company’s various stock compensation plans, except when RSUs and options have an antidilutive effect. There were 31,015 antidilutive RSUs and options outstanding at April 30, 2019. There were no antidilutive RSUs or options outstanding at April 30, 2018.

The following is a reconciliation of basic to diluted weighted average common shares outstanding:

Shares in thousands	2019	2018
Weighted average common shares outstanding
Basic	2,742	2,720
Dilutive effect of stock options and RSUs	52	57
Weighted average common shares outstanding—diluted	2,794	2,777
Accounting for Stock Options and Other Equity Awards Compensation costs related to stock options and other stock awards granted by the Company are charged against operating expenses during their vesting period, under ASC 718, “Compensation—Stock Compensation”. The Company granted 19,738 RSUs under the 2017 Omnibus Incentive Plan in fiscal year 2019 and 23,907 RSUs in fiscal 2018. There were no stock options granted during fiscal years 2019 and 2018. (See Note 6)
Reclassifications In connection with the Company's adoption of ASU 2016-18, “Statement of Cash Flows-Restricted Cash,” the Company reclassified certain 2018 amounts in the consolidated statements of cash flows to include restricted cash when reconciling the beginning-of-period and end-of-period cash amounts shown on the statement of cash flows to conform to the current period presentation. Such reclassifications had no impact on net earnings.
New Accounting Standards In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-9, “Revenue from Contracts with Customers” (“ASU 2014-09”). This update outlined a new comprehensive revenue recognition model that supersedes prior revenue recognition guidance and required companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflected the consideration to which the entity expected to be entitled in exchange for those goods or services. The Company adopted this standard effective May 1, 2018. See Note 2 for a discussion of the impact of the adoption of this standard.
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
In February 2016, the FASB issued ASU 2016-2, “Leases.” This guidance establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company will adopt this standard in fiscal year 2020. Based on the Company's assessment to date, the Company expects that the adoption of ASU 2016-02 will result in the recognition of right-to-use assets and corresponding lease liabilities with a material impact on the Company's consolidated financial position and an immaterial impact on the Company's consolidated results of operations and cash flows.
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
In January 2017, the FASB issued ASU 2017-4, “Simplifying the Test for Goodwill Impairment,” which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. The Company will adopt this standard in fiscal year 2021. The Company does not expect the adoption of this standard to have any impact on the Company’s consolidated financial position or results of operations.

In March 2017, the FASB issued ASU 2017-7, “Compensation—Retirement Benefits—Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which requires that the service cost component of net periodic pension cost is presented in the same line as other compensation costs arising from services rendered by the respective employees during the year. The other components of net periodic pension cost are required to be presented in the income statement separately from the service cost component and outside of earnings from operations. This guidance allows for the service cost component to be eligible for capitalization when applicable. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company adopted this standard effective May 1, 2018 using the full retrospective approach. The Company reclassified $694,000 of non-service components of net benefits cost to Other (Income)/expense, net from operating expenses on the Consolidated Statements of Operations. During 2019, the Company recorded $295,000 of non-service components of net benefits cost to other (income)/expense, net.
In May 2017, the FASB issued ASU 2017-9, “Compensation—Stock Compensation—Scope of Modification Accounting.” This guidance was issued in an effort to reduce diversity in practice as it relates to applying modification accounting for changes to the terms and conditions of share-based payment awards. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company adopted this standard effective May 1, 2018. The adoption of this standard did not have a significant impact on the Company’s financial position or results of operations.
In February 2018, the FASB issued ASU 2018-2, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This guidance provides the Company with an option to reclassify stranded tax effects resulting from the 2017 Tax Act from accumulated other comprehensive income to retained earnings. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company will adopt this standard in fiscal year 2020. The Company does not expect the adoption of this standard to have a significant impact on the Company’s consolidated financial position or results of operations.

Note 2 - Revenue Recognition
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
Installation Services
The Company sometimes performs installation services for customers. The scope of installation services primarily relates to setting up and ensuring the proper functioning of the laboratory furniture. In certain markets, the Company may provide a broader range of installation services involving the design and installation of the laboratory’s mechanical services. Installation services can be, and often are, performed by third parties and thus may be distinct from the Company’s products. Installation services create or enhance assets that the customer controls as the installation services are provided. As such, revenue from installation services is recognized over time, as the installation services are performed using the cost input method, as there is a direct relationship between the Company’s inputs and the transfer of control by means of the performance of installation services to the customer.
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
Payment Terms and Transaction Prices
The Company's contracts with customers are fixed-price and do not contain variable consideration or a general right of return or refund. The Company's contracts with customers contain terms typical for our industry, including withholding a portion of the transaction price until after the goods or services have been transferred to the customer (i.e. “retainage”). The Company does not recognize this as a significant financing component because the primary purpose of retainage is to provide the customer with assurance that the Company will perform its obligations under the contract, rather than to provide financing to the customer.
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

Disaggregated Revenue
A summary of net sales transferred to customers at a point in time and over time for the twelve months ended April 30, 2019 is as follows (in thousands):

	Twelve Months Ended April 30, 2019
	Domestic	International	Total
Over Time	$110,338	$29,964	$140,302
Point in Time	6,248	—	6,248
Total Revenue	$116,586	$29,964	$146,550
Contract Balances
The closing and opening balances of contract assets arising from contracts with customers were $4,589,000 at April 30, 2019 and $1,007,000 at April 30, 2018. The closing and opening balances of contract liabilities arising from contracts with customers were $1,599,000 at April 30, 2019 and $1,884,000 at April 30, 2018. The timing of revenue recognition, billings and cash collections results in accounts receivable, unbilled receivables, and deferred revenue which is disclosed on the consolidated balance sheets and in the notes to the consolidated financial statements. In general, the Company receives payments from customers based on a billing schedule established in its contracts. Unbilled receivables represent amounts earned which have not yet been billed in accordance with contractually stated billing terms. Accounts receivable are recorded when the right to consideration becomes unconditional and the Company has a right to invoice the customer. Deferred revenue relates to payments received in advance of performance under the contract. Deferred revenue is recognized as revenue as (or when) the Company performs under the contract.
During the twelve months ended April 30, 2019, changes in contract assets and liabilities were not materially impacted by any other factors. Approximately 100% of the contract liability balance at April 30, 2019 is expected to be recognized as revenue during fiscal year 2020.
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
The following table summarizes the impact of adopting ASC 606 on the Company's consolidated statement of operations:

	Twelve Months Ended April 30, 2019
	($ in thousands, except per share amounts)
	As Reported	Adjustments	Balance Without Adoption of ASC 606
Net sales	$146,550	$(1,226)	$145,324
Cost of products sold	121,231	(403)	120,828
Gross profit	25,319	(823)	24,496
Operating expenses	23,207	(35)	23,172
Operating earnings	2,112	(788)	1,324
Other income	389	—	389
Interest expense	(367)	—	(367)
Earnings before income taxes	2,134	(788)	1,346
Income tax expense	446	(182)	264
Net earnings	1,688	(606)	1,082
Net earnings attributable to the noncontrolling interest	159	—	159
Net earnings attributable to Kewaunee Scientific Corporation	$1,529	$(606)	$923
Basic Earnings Per Share	$0.56	$(0.22)	$0.34
Diluted Earnings Per Share	$0.55	$(0.22)	$0.33
The following table summarizes the impact of adopting ASC 606 on the Company’s consolidated balance sheet:

	April 30, 2019
	($ in thousands)
	As Reported	Adjustments	Balance Without Adoption of ASC 606
Assets
Receivables, less allowances	33,259	(3,354)	29,905
Inventories	17,206	2,331	19,537
Total Current Assets	65,357	(1,023)	64,334
Total Assets	$87,223	$(1,023)	$86,200
Liabilities and Stockholders’ Equity
Accounts payable	15,190	(59)	15,131
Deferred revenue	1,599	117	1,716
Other accrued expenses	1,510	(258)	1,252
Total Current Liabilities	32,733	(200)	32,533
Total Liabilities	39,520	(200)	39,320
Total Kewaunee Scientific Corporation Stockholders’ Equity	47,100	(823)	46,277
Total Stockholders’ Equity	47,703	(823)	46,880
Total Liabilities and Stockholders’ Equity	$87,223	$(1,023)	$86,200

Note 3—Inventories

Inventories consisted of the following at April 30 :

(in thousands)	2019	2018
Finished goods	$4,139	$4,987
Work-in-process	2,179	2,393
Materials and components	10,888	11,169
Total inventories	$17,206	$18,549
At April 30, 2019 and 2018, the Company’s international subsidiaries’ inventories were $1,863,000 and $1,908,000, respectively, measured using the FIFO method at the lower of cost and net realizable value and are included in the above tables.
The following table summarizes the effect of the change in method of accounting on the Company's prior consolidated statement of operations:

	Twelve Months Ended April 30, 2018	Effect of Accounting Change	Twelve Months Ended April 30, 2018
(in thousands, except per share data)	As Previously Reported	LIFO/FIFO	As Adjusted
Cost of products sold	126,030	(139)	125,891
Gross profit	32,020	139	32,159
Earnings from continuing operations before income taxes	9,480	139	9,619
Income tax expense	4,115	46	4,161
Net earnings	5,365	93	5,458
Net earnings attributable to Kewaunee Scientific Corporation	$5,188	$93	$5,281
Net earnings per share attributable to Kewaunee Scientific Corporation stockholders
Basic	$1.91	$0.03	$1.94
Diluted	$1.87	$0.03	$1.90

The following table summarizes the effect of the change in method of accounting on the Company's prior consolidated balance sheet:

	April 30, 2018	Effect of Accounting Change	April 30, 2018
(in thousands)	As Previously Reported	LIFO/FIFO	As Adjusted

Inventory	$17,662	$887	$18,549
Total Current Assets	63,504	887	64,391
Deferred income taxes	2,031	(162)	1,869
Total Other Assets	6,193	(162)	6,031
Total Assets	$84,358	$725	$85,083

Liabilities and Stockholders' Equity
Other accrued expenses	$2,062	$54	$2,116
Total Current Liabilities	27,562	54	27,616
Total Liabilities	36,837	54	36,891
Retained earnings	43,165	671	43,836
Total Kewaunee Scientific Corporation Stockholders' Equity	47,059	671	47,730
Total Equity	47,521	671	48,192
Total Liabilities and Stockholders' Equity	$84,358	$725	$85,083

The following table summarizes the effect of the change in method of accounting on the Company's prior consolidated cash flow:

	Twelve Months Ended April 30,	Effect of Accounting Change	Twelve Months Ended April 30,
	2018		2018
(in thousands)	As Previously Reported	LIFO/FIFO	As Adjusted

Net earnings	$5,365	$93	$5,458
Change in assets and liabilities:
Inventories	(2,727)	(139)	(2,866)
Accounts payable and other accrued expenses	4,560	46	4,606
Net cash provided by operating activities	$3,183	$—	$3,183
Certain amounts in the Company’s consolidated statement of operations for the twelve months ended April 30, 2019 under the former LIFO method would have been as follows :

	Twelve Months Ended April 30, 2019
(in thousands, except per share amounts)	As Reported Under FIFO	Adjustments	As Computed Under LIFO
Cost of products sold	$121,231	$444	$121,675
Income tax expense	446	(104)	342
Net earnings	1,688	(340)	1,348
Net earnings attributable to Kewaunee Scientific Corporation	$1,529	$(340)	$1,189
Net earnings per share attributable to Kewaunee Scientific Corporation stockholders
Basic	$0.56	$(0.12)	$0.44
Diluted	$0.55	$(0.12)	$0.43

Certain amounts in the Company’s consolidated statement of cash flows for the twelve months ended April 30, 2019 would have been as follows under the former LIFO method:

	Twelve Months Ended April 30, 2019
(in thousands)	As Reported Under FIFO	Adjustments	As Computed Under LIFO
Net earnings	$1,688	$(340)	$1,348
Change in assets and liabilities:
Inventories	456	444	900
Other, net	(1,685)	(104)	(1,789)
Net cash provided by operating activities	$2,490	$—	$2,490

Certain amounts in the Company’s consolidated balance sheet as of April 30, 2019 would have been as follows under the former LIFO method:

	April 30, 2019
(in thousands)	As Reported Under FIFO	Adjustments	As Computed Under LIFO
Inventories	$17,206	$(1,331)	$15,875
Total Current Assets	65,357	(1,331)	64,026
Deferred Income Taxes	1,829	156	1,985
Prepaid Expenses and Other Assets	3,736	164	3,900
Total Assets	87,223	(1,011)	86,212
Retained Earnings	43,552	(1,011)	42,541
Total Kewaunee Scientific Corporation Stockholders’ Equity	47,100	(1,011)	46,089
Total Stockholders’ Equity	47,703	(1,011)	46,692
Total Liabilities and Stockholders’ Equity	$87,223	$(1,011)	$86,212

Note 4—Long-term Debt and Other Credit Arrangements
On May 6, 2013, the Company entered into a credit and security agreement (the “Loan Agreement”) with a new lender consisting of (1) a $20 million revolving credit facility (“Line of Credit”) which matured on May 1, 2018 and was extended to March 1, 2021 on March 12, 2018, (2) a term loan in the amount of $3,450,000 which matures on May 1, 2020 (“Term Loan A”) and (3) a term loan in the amount of $1,550,000 which matures on May 1, 2020 (Term Loan B and together with Term Loan A, the “Term Loans”). The Loan Agreement provided funds to refinance all existing indebtedness to the Company’s previous lender and for working capital and other general corporate purposes. In addition, the credit facility provided a sub-line for the issuance of up to $6.5 million of letters of credit at April 30, 2019 and April 30, 2018.
At April 30, 2019, there were advances of $9.5 million and $5.2 million in letters of credit outstanding, leaving $5.3 million available under the Line of Credit. The borrowing rate under the Line of Credit at that date was 4.00%. Monthly interest payments under the Line of Credit were payable at the Daily One Month LIBOR interest rate plus 1.50% per annum. Payments are due under Term Loan A in consecutive equal monthly principal payments in the amount of $79,000 until May 1, 2020, and at that time, all principal, accrued unpaid interest and other charges outstanding under Term Loan A shall be due and payable in full. The interest rate on Term Loan A, after consideration of related interest rate swap agreements, is a fixed rate per annum equal to 4.37%. Payments are due under Term Loan B in consecutive equal monthly principal payments in the amount of $18,000 until May 1, 2020, and at that time, all principal, accrued unpaid interest and other charges outstanding under Term Loan B shall be due and payable in full. The interest rate on Term Loan B, after consideration of the related interest rate swap agreement, effective November 3, 2014, converted to a fixed rate per annum of 3.07%. The fair value of the interest rate swap derivatives were $1,000 and $5,000 at April 30, 2019 and 2018, respectively. Scheduled annual principal payments for the term loans are $1,167,000 and $97,000 for fiscal years 2020 and 2021, respectively. Term Loan A and Term Loan B are secured by liens against certain machinery and equipment.
At April 30, 2019, there were bank guarantees issued by foreign banks outstanding to customers in the amount of $2,337,000, $49,000, $75,000, and $60,000 with expiration dates in fiscal years 2020, 2021, 2022 and 2023, respectively, collateralized by a $5.0 million letter of credit under the Line of Credit and certain assets of the Company’s subsidiaries in India. The Loan Agreement includes financial covenants with respect to certain ratios, including (a) senior funded debt to EBITDA, (b) fixed charge coverage, and (c) asset coverage. At April 30, 2019, the Company was not in compliance with all of the financial covenants. The Company received a waiver from its lender for this noncompliance pursuant to a waiver letter executed on June 19, 2019 ("the Waiver Letter"). In connection with the Waiver Letter, the Company entered into a Security Agreement pursuant to which the Company granted a security interest in substantially all of its assets to secure its obligations under the Loan Agreement. On July 9, 2019, the Company entered into an agreement to amend the Loan Agreement and the Line of Credit to effect a change in the financial covenants set forth in the Loan Agreement.  The amendment does not change the amount of availability provided by Company’s Line of Credit.
At April 30, 2018, there were advances of $3.8 million and $5.2 million in letters of credit outstanding under the Line of Credit. The borrowing rate at that date was 3.50%. At April 30, 2018, there were foreign bank guarantees outstanding to customers in the amount of $1,625,000, $21,000, $1,000 and $63,000 with expiration dates in fiscal years 2019, 2020, 2021 and 2023, respectively. At April 30, 2018, the Company was in compliance with all of the financial covenants in the Loan Agreement.
Amounts outstanding under the term loans were as follows as of April 30:

$ in thousands	2019	2018
Term Loan A payable	$1,024	$1,970
Term Loan B payable	240	461
Less: current portion	(1,167)	(1,167)
Long-term debt	$97	$1,264

Note 5—Income Taxes
On December 22, 2017, the 2017 Tax Act was signed into law. The 2017 Tax Act includes a broad range of tax reform provisions affecting businesses, including lower corporate tax rates, changes in business deductions, and international tax provisions. In response to the 2017 Tax Act, the U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations where a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. SAB 118 provides that the measurement period is complete when a company’s accounting is complete and that the measurement period shall not extend beyond one year from the enactment date. SAB 118 provides guidance for registrants under three scenarios: (i) measurement of certain income tax effects is complete, (ii) measurement of certain income tax effects can be reasonably estimated, and (iii) measurement of certain income tax effects cannot be reasonably estimated.
As of April 30, 2019, the Company considers the accounting under SAB 118 for the impacts of the 2017 Tax Act to be complete. We have recorded adjustments to income tax expense to account for the one-time transition tax on deferred foreign income, change in valuation of deferred tax assets associated with tax law changes, and foreign tax credits related to the transition tax.
In accordance with ASC 740, ”Income Taxes”, which requires deferred taxes to be re-measured in the year of an income tax rate change, the Company recorded a deferred income tax expense of $75,000 for the year ended April 30, 2019 as a result of applying a lower weighted average state income tax rate to the Company’s net deferred tax assets.
The Company finalized the accounting policy decision with respect to the new Global Intangible Low-Taxed Income (“GILTI”) tax rules and has concluded that GILTI will be treated as a periodic charge in the year in which it arises. Therefore, the Company will not record deferred taxes for the basis differential attributable to GILTI inclusions in U.S. taxable income. The Company has included $265,000 of tax expense related to GILTI for the year ended April 30, 2019.
Income tax expense consisted of the following:

$ in thousands	2019	2018
Current tax expense (benefit):
Federal	$(571)	$1,719
State and local	(75)	311
Foreign	1,065	1,414
Total current tax expense	419	3,444
Deferred tax expense (benefit):
Federal	30	442
State and local	59	33
Foreign	(62)	242
Total deferred tax expense (benefit)	27	717
Net income tax expense	$446	$4,161
The reasons for the differences between the above net income tax expense and the amounts computed by applying the statutory federal income tax rate to earnings before income taxes are as follows:

$ in thousands	2019	2018
Income tax expense at statutory rate	$547	$2,864
State and local taxes, net of federal income tax benefit (expense)	(29)	162
Tax credits (state, net of federal benefit)	(546)	(370)
Effects of differing US and foreign tax rates	190	(97)
Rate reduction impact on deferred tax assets	75	680
Federal and state transition tax on unrepatriated foreign earnings	—	649
Effects of stock options exercised	(49)	—
Effect of prior year true ups	(105)	—
Impact of foreign subsidiary income to parent	317	—
Increase (decrease) in valuation allowance	7	175
Other items, net	39	98
Net income tax expense	$446	$4,161
Significant items comprising deferred tax assets and liabilities as of April 30 were as follows:

$ in thousands	2019	2018
Deferred tax assets:
Accrued employee benefit expenses	$466	$418
Allowance for doubtful accounts	28	41
Deferred compensation	922	1,205
Tax credits (state, net of federal benefits)	434	221
Foreign tax credit carryforwards	638	—
Unrecognized actuarial loss, defined benefit plans	1,772	1,825
Inventory reserves	290	378
Net operating loss carryforwards	257	261
Revenue recognition change (See Note 2)	(31)	—
LIFO change (See Note 3)	(156)	(162)
Other	183	79
Total deferred tax assets	4,803	4,266
Deferred tax liabilities:
Book basis in excess of tax basis of property, plant and equipment	(850)	(1,043)
Prepaid pension	(1,218)	(1,093)
Total deferred tax liabilities	(2,068)	(2,136)
Less: valuation allowance	(906)	(261)
Net deferred tax assets	$1,829	$1,869
Deferred tax assets classified in the balance sheet:
Non-current	1,829	1,869
Net deferred tax assets	$1,829	$1,869
Unremitted earnings of subsidiaries outside the United States are considered to be reinvested indefinitely at April 30, 2019. It is not practicable to determine the deferred tax liability for temporary differences related to those unremitted earnings. At April 30, 2019, the Company had deferred tax assets related to the state net operating loss carryforwards in the amount of $26,000 expiring at various times and state tax credit carryforwards in the amount of $207,000, net of federal benefit, expiring beginning in 2020. Due to the current expiration schedule of the state credits, a valuation allowance in the amount of $37,000 has been recorded to reflect the potential expiration of these credits in future years. At April 30, 2019, the Company had federal research and development tax credit carryforwards in the amount of $228,000 expiring beginning in 2039. At April 30, 2019, the Company had foreign tax credit carryforwards in the amount of $638,321 that are subject to a full valuation allowance. At April 30, 2019, the Company had $1,126,000 gross net operating losses in jurisdictions outside of the United States, of which $501,000 is set to expire in years 2020 to 2023. After a review of the expiration schedule of the net operating loss carryforwards and future taxable income required to utilize such carryforwards before their expiration, the Company recorded an additional valuation allowance of

$7,000 at April 30, 2019. The Company files federal, state and local tax returns with statutes of limitation generally ranging from 3 to 4 years. The Company is generally no longer subject to federal tax examinations for years prior to fiscal year 2015 or state and local tax examinations for years prior to fiscal year 2014. Tax returns filed by the Company’s significant foreign subsidiaries are generally subject to statutes of limitations of 3 to 7 years and are generally no longer subject to examination for years prior to fiscal year 2013. The Company has no unrecognized tax benefits.
Note 6—Stock Options and Share-Based Compensation
The Company adopted ASU 2016-9, “Stock Compensation – Improvements to Employee Share-Based Payment Accounting” prospectively effective May 1, 2017. Prior periods were not retrospectively adjusted. The Company elected prospectively to account for forfeitures as they occur rather than apply an estimated rate to share-based compensation expense.
The stockholders approved the 2017 Omnibus Incentive Plan (“2017 Plan”) on August 30, 2017, which enables the Company to grant a broad range of equity, equity-related, and non-equity types of awards, with potential recipients including directors, consultants and employees. This plan replaced the 2010 Stock Option Plan for Directors and the 2008 Key Employee Stock Option Plan. No new awards will be granted under the prior plans. All outstanding options granted under the prior plans will remain subject to the prior plans. At the date of approval of the 2017 Plan there were 280,100 shares available for issuance under the prior plans. These shares and any outstanding awards that subsequently cease to be subject to such awards are available under the 2017 Plan. The 2017 Plan did not increase the total number of shares available for issuance under the Company’s equity compensation plans. At April 30, 2019 there were 272,178 shares available for future issuance.
Under the 2017 Plan, the Company recorded stock-based compensation expense in accordance with ASC 718 of $34,000 and $141,000, and deferred income tax benefit of $8,000 and $34,000, in fiscal years 2019 and 2018, respectively. The RSUs include both a service and performance component vesting over a three year period. The recognized expense is based upon the vesting period for service criteria and estimated attainment of the performance criteria at the end of the three year period based on the ratio of cumulative days incurred to total days over the three year period. The remaining estimated compensation expense of $158,000 will be recorded over the remaining vesting periods.
The fair value of each RSU granted to employees was estimated on the day of grant based on the weighted average price of the Company's stock reduced by the present value of the expected dividend stream during the vesting period using the risk-free interest rate. The Company issued new shares of common stock to satisfy RSUs vested during fiscal year 2019. The following table summarizes the RSUs activities and weighed averages.

	2019		2018
	Number of RSUs	Weighted Average Grant Date Fair Value	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	23,907	$23.74	—
Granted	19,738	$32.58	23,907	$23.74
Vested	(2,390)	$34.16	—	—
Forfeited	(17,947)	$27.07	—
Outstanding at end of year	23,308	$28.66	23,907	$23.74
The stockholders approved the 2010 Stock Option Plan for Directors (“2010 Plan”) in fiscal year 2011 which allowed the Company to grant options on an aggregate of 100,000 shares of the Company’s common stock. Under this plan, each eligible director was granted options to purchase 10,000 shares at the fair market value at the date of grant for a term of five years. These options are exercisable in four equal installments, one-fourth becoming exercisable on the next August 1 following the date of grant, and one-fourth becoming exercisable on August 1 of each of the next three years. At April 30, 2019, there were no shares available for future grants under the 2010 Plan.
The stockholders approved the 2008 Key Employee Stock Option Plan (“2008 Plan”) in fiscal year 2009 which allowed the Company to grant options on an aggregate of 300,000 shares of the Company’s common stock. On August 26, 2015, the stockholders approved an amendment to this plan to increase the number of shares available under the 2008 Plan by 300,000. Under the plan, options were granted at not less than the fair market value at the date of grant and options are exercisable in such installments, for such terms (up to 10 years), and at such times, as the Board of Directors may determine at the time of the grant. At April 30, 2019, there were no shares available for future grants under the 2008 Plan.
The Company recorded stock-based compensation expense in accordance with ASC 718. In order to determine the fair value of stock options on the date of grant, the Company applied the Black-Scholes option pricing model. Inherent in the model are assumptions related to expected stock-price volatility, option life, risk-free interest rate, and dividend yield. The Company did not grant any stock options during fiscal years 2019 and 2018. The stock options outstanding have the “plain-vanilla” characteristics as defined in SEC Staff Accounting Bulletin No. 107 (SAB 107). The Company utilized the Safe Harbor option “Simplified Method” to determine the expected term of these options in accordance with the guidance of SAB 107 for options outstanding.
The stock-based compensation expense is recorded over the vesting period (4 years) for the options granted, net of tax. Under the 2010 and 2008 Plans, the Company recorded $115,000 and $172,000 of compensation expense and $27,000 and $42,000 of deferred income tax benefit in fiscal years 2019 and 2018, respectively. The remaining compensation expense of $76,000 and deferred income tax benefit of $18,000 will be recorded over the remaining vesting periods.
The Company issued new shares of common stock to satisfy options exercised during fiscal years 2019 and 2018. Stock option activity and weighted average exercise price are summarized as follows:

	2019		2018
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	137,250	$18.01	180,350	$17.29
Canceled	(13,100)	21.03	(6,300)	19.09
Exercised	(19,800)	14.54	(36,800)	14.31
Outstanding at end of year	104,350	$18.28	137,250	$18.01

Exercisable at end of year	84,550	$17.63	79,100	$16.28
The number of options outstanding, exercisable, and their weighted average exercise prices were within the following ranges at April 30, 2019:

	Exercise Price Range
	$8.59-$11.78	$15.85-$23.62
Options outstanding	7,450	96,900
Weighted average exercise price	$10.76	$18.86
Weighted average remaining contractual life	2.63 years	5.68 years
Aggregate intrinsic value	$88,000	$392,000
Options exercisable	7,450	77,100
Weighted average exercise price	$10.76	$18.29
Aggregate intrinsic value	$88,000	$350,000

Note 7—Accumulated Other Comprehensive Income (Loss)
The Company’s other comprehensive income (loss) consists of unrealized gains and losses on the translation of the assets, liabilities, and equity of its foreign subsidiaries, changes in the fair value of its cash flow hedges, and additional minimum pension liability adjustments, net of income taxes. The before tax income (loss), related income tax effect, and accumulated balances are as follows:

$ in thousands	Cash Flow Hedges	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balance at April 30, 2017	(40)	(997)	(5,282)	(6,319)
Effect of changes in tax rates	3	—	996	999
Foreign currency translation adjustment	—	(430)	—	(430)
Change in fair value of cash flow hedges	57	—	—	57
Change in unrecognized actuarial loss on pension obligations	—	—	(586)	(586)
Income tax effect	(23)	—	402	379
Balance at April 30, 2018	(3)	(1,427)	(4,470)	(5,900)
Effect of changes in tax rates		—	67	67
Foreign currency translation adjustment	—	(464)	—	(464)
Change in fair value of cash flow hedges	4	—	—	4
Change in unrecognized actuarial loss on pension obligations	—	—	(99)	(99)
Income tax effect	(1)	—	(14)	(15)
Balance at April 30, 2019	$—	$(1,891)	$(4,516)	$(6,407)
Note 8—Commitments and Contingencies
The Company leases both its primary distribution facility and warehouse facility under non-cancelable operating leases. The Company also leases some of its machinery and equipment under non-cancelable operating leases. Most of these leases provide the Company with renewal and purchase options, and most leases of machinery and equipment have certain early cancellation rights. Rent expense for these operating leases was $2,225,000 and $2,340,000 in fiscal years 2019 and 2018, respectively. Future minimum payments under the above non-cancelable lease arrangements for the years ending April 30 are as follows:

$ in thousands	Operating
2020	$1,246
2021	855
2022	747
2023	618
2024	363
2025 and thereafter	1,736
Total minimum lease payments	$5,565
The Company is involved in certain claims and legal proceedings in the normal course of business which management believes will not have a material adverse effect on the Company’s consolidated financial condition or results of operations.
Note 9—Retirement Benefits
Defined Benefit Plans
The Company has non-contributory defined benefit pension plans covering some of its domestic employees. These plans were amended as of April 30, 2005, no further benefits have been, or will be, earned under the plans subsequent to the amendment date, and no additional participants will be added to the plans. The defined benefit plan for salaried employees provides pension benefits that are based on each employee’s years of service and average annual compensation during the last ten consecutive calendar years of employment as of April 30, 2005. The benefit plan for hourly employees provides benefits at stated amounts based on years of service as of April 30, 2005. The Company uses an April 30 measurement date for its defined benefit plans. The change in projected benefit obligations and the change in fair value of plan assets for the non-contributory defined benefit pension plans for each of the years ended April 30 are summarized as follows:

$ in thousands	2019	2018
Accumulated Benefit Obligation, April 30	$21,394	$21,544
Change in Projected Benefit Obligations
Projected benefit obligations, beginning of year	$21,544	$21,313
Interest cost	859	875
Actuarial loss	412	480
Actual benefits paid	(1,421)	(1,124)
Projected benefit obligations, end of year	21,394	21,544
Change in Plan Assets
Fair value of plan assets, beginning of year	18,540	17,198
Actual return on plan assets	916	1,866
Employer contributions	1,000	600
Actual benefits paid	(1,421)	(1,124)
Fair value of plan assets, end of year	19,035	18,540
Funded status—under	$(2,359)	$(3,004)
Amounts Recognized in the Consolidated Balance Sheets consist of:
Noncurrent liabilities	$(2,359)	$(3,004)
Amounts Recognized in Accumulated Other Comprehensive Income (Loss) Consist of:
Net actual loss	$7,541	$7,481
Deferred tax benefit	(1,772)	(1,825)
After-tax actuarial loss	$5,769	$5,656
Weighted-Average Assumptions Used to Determine Benefit Obligations at April 30
Discount rate	3.90%	4.10%
Rate of compensation increase	N/A	N/A
Mortality table	RP-2014	RP-2014
Projection scale	MP-2018	MP-2017

$ in thousands
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended April 30	2019	2018
Discount rate	3.90%	4.10%
Expected long-term return on plan assets	7.75%	7.75%
Rate of compensation increase	N/A	N/A
The components of the net periodic pension cost for each of the fiscal years ended April 30 are as follows:

$ in thousands	2019	2018
Interest cost	$859	$875
Expected return on plan assets	(1,448)	(1,314)
Recognition of net loss	884	1,133
Net periodic pension cost	$295	$694
The estimated net actuarial loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during fiscal year 2020 is $970,000.
The Company’s funding policy is to contribute to the plans when pension laws and economics either require or encourage funding. The Company does not expect to make any contributions for fiscal year 2020. Contributions of $1,000,000 and $600,000 were made to the plan in fiscal years 2019 and 2018, respectively.

The following benefit payments are expected to be paid from the benefit plans in the fiscal years ending April 30:

$ in thousands	Amount
2020	$1,380
2021	1,440
2022	1,460
2023	1,480
2024	1,520
2025 & Beyond	7,210
The expected long-term portfolio return is established via a building block approach with proper consideration of diversification and rebalancing. Historical markets are studied and long-term historical relationships between equities and fixed-income securities are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long term. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. Peer data and historical returns are also reviewed to check for reasonableness and appropriateness.
The Company uses a Yield Curve methodology to determine its GAAP discount rate. Under this approach, future benefit payment cash flows are projected from the pension plan on a projected benefit obligation basis. The payment stream is discounted to a present value using an interest rate applicable to the timing of each respective cash flow. The graph of these time-dependent interest rates is known as a yield curve. The interest rates comprising the Yield Curve are determined through a statistical analysis performed by the IRS and issued each month in the form of a pension discount curve. For this purpose, the universe of possible bonds consists of a set of bonds which are designated as corporate, have high quality ratings (AAA or AA) from nationally recognized statistical rating organizations, and have at least $250 million in par amount outstanding on at least one day during the reporting period. A 1% increase/decrease in the discount rate for fiscal years 2019 and 2018 would decrease/increase pension expense by approximately $234,000 and $243,000, respectively.
The Company uses a total return investment approach, whereby a mix of equities and fixed-income investments are used to attempt to maximize the long-term return on plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, as well as growth, value, and small and large capitalizations. The target allocations based on the Company’s investment policy were 75% in equity securities and 25% in fixed-income securities at April 30, 2019 and April 30, 2018. A 1% increase/decrease in the expected return on assets for fiscal years 2019 and 2018 would decrease/increase pension expense by approximately $187,000 and $170,000, respectively.
Plan assets by asset categories as of April 30 were as follows:

$ in thousands	2019		2018
Asset Category	Amount	%	Amount	%
Equity Securities	$14,085	74	$9,643	52
Fixed Income Securities	4,754	25	4,599	25
Cash and Cash Equivalents	196	1	4,298	23
Totals	$19,035	100	$18,540	100
The following tables present the fair value of the assets in our defined benefit pension plans at April 30:

	2019
Asset Category	Level 1	Level 2	Level 3
Large Cap	$7,783	$—	$—
Small/Mid Cap	3,160	—	—
International	2,054	—	—
Emerging Markets	580
Fixed Income	4,754	—	—
Liquid Alternatives	508	—	—
Cash and Cash Equivalents	196	—	—
Totals	$19,035	$—	$—

	2018
Asset Category	Level 1	Level 2	Level 3
Large Cap	$4,929	$—	$—
Small/Mid Cap	2,405	—	—
International	1,889	—	—
Fixed Income	4,599	—	—
Liquid Alternatives	420	—	—
Cash and Cash Equivalents	4,298	—	—
Totals	$18,540	$—	$—
Level 1 retirement plan assets include United States currency held by a designated trustee and equity funds of common and preferred securities issued by domestic and foreign corporations. These equity funds are traded actively on exchanges and price quotes for these shares are readily available.
Defined Contribution Plan
The Company has a defined contribution plan covering substantially all domestic salaried and hourly employees. The plan provides benefits to all employees who have attained age 21, completed three months of service, and who elect to participate. The plan provides that the Company make matching contributions equal to 100% of the employee’s qualifying contribution up to 3% of the employee’s compensation, and make matching contributions equal to 50% of the employee’s contributions between 3% and 5% of the employee’s compensation, resulting in a maximum employer contribution equal to 4% of the employee’s compensation. Additionally, the plan provides that the Company may elect to make a non-matching contribution for participants employed by the Company on December 31 of each year. The Company included 1% of the participant’s qualifying compensation in the annual contributions to the plan in fiscal years 2019 and 2018 of $1,291,000 and $1,159,000, respectively.
Note 10—Segment Information
The Company’s operations are classified into two business segments: Domestic and International. The Domestic business segment principally designs, manufactures, and installs scientific and technical furniture, including steel and wood laboratory cabinetry, fume hoods, laminate casework, flexible systems, worksurfaces, workstations, workbenches, and computer enclosures. The International business segment, which consists of the foreign subsidiaries as identified in Note 1, provides the Company’s products and services, including facility design, detailed engineering, construction, and project management from the planning stage through testing and commissioning of laboratories.
Intersegment transactions are recorded at normal profit margins. All intercompany balances and transactions have been eliminated. Certain corporate expenses shown below have not been allocated to the business segments.
The following table shows revenues, earnings, and other financial information by business segment for each of the years ended April 30:

$ in thousands	Domestic	International	Corporate	Total
Fiscal Year 2019
Revenues from external customers	$116,586	$29,964	$—	$146,550
Intersegment revenues	2,511	3,329	(5,840)	—
Depreciation	2,299	272	—	2,571
Earnings (loss) before income taxes	4,971	3,374	(6,211)	2,134
Income tax expense (benefit)	935	1,003	(1,492)	446
Net earnings attributable to noncontrolling interest	—	159	—	159
Net earnings (loss) attributable to Kewaunee Scientific Corporation	4,036	2,212	(4,719)	1,529
Segment assets	59,840	27,383	—	87,223
Expenditures for segment assets	4,015	198	—	4,213
Revenues (excluding intersegment) from customers in foreign countries	3,618	29,964	—	33,582

Fiscal Year 2018 (as adjusted)
Revenues from external customers	$114,594	$43,456	$—	$158,050
Intersegment revenues	11,333	4,104	(15,437)	—
Depreciation	2,532	229	—	2,761
Earnings (loss) before income taxes	10,871	4,986	(6,238)	9,619
Income tax expense (benefit)	5,938	1,656	(3,433)	4,161
Net earnings attributable to noncontrolling interest	—	177	—	177
Net earnings (loss) attributable to Kewaunee Scientific Corporation	4,933	3,153	(2,805)	5,281
Segment assets	61,604	23,479	—	85,083
Expenditures for segment assets	2,826	569	—	3,395
Revenues (excluding intersegment) from customers in foreign countries	1,468	43,456	—	44,924
Note 11—Consolidated Quarterly Data (Unaudited)
Selected quarterly financial data for fiscal years 2019 and 2018 were as follows:

$ in thousands, except per share amounts	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2019
Net sales	$42,152	$37,278	$32,372	$34,748
Gross profit	7,474	7,773	5,230	4,842
Net earnings (loss)	1,416	1,454	15	(1,197)
Less: net earnings attributable to the noncontrolling interest	9	40	37	73
Net earnings (loss) attributable to Kewaunee Scientific Corporation	1,407	1,414	(22)	(1,270)
Net earnings (loss) per share attributable to Kewaunee Scientific Corporation
Basic	0.51	0.52	(0.01)	(0.46)
Diluted	0.50	0.51	(0.01)	(0.46)
Cash dividends paid per share	0.17	0.19	0.19	0.19

Fiscal Year 2018 (as adjusted)
Net sales	$33,881	$41,471	$38,190	$44,508
Gross profit	6,821	7,911	8,309	9,118
Net earnings	1,192	1,765	888	1,613
Less: net earnings attributable to the noncontrolling interest	44	41	35	57
Net earnings attributable to Kewaunee Scientific Corporation	1,148	1,724	853	1,556
Net earnings per share attributable to Kewaunee Scientific Corporation
Basic	0.42	0.64	0.31	0.58
Diluted	0.42	0.62	0.30	0.56
Cash dividends paid per share	0.15	0.17	0.17	0.17
The sum of the quarterly net earnings per share amounts does not necessarily equal net earnings per share for the year due to rounding.

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
We consent to the incorporation by reference in the Registration Statements (Form S-8 No. 333-98963, No. 333-160276, No. 333-176447, No. 333-213413, and No. 333-220389), of our report dated July 11, 2019 with respect to the consolidated financial statements of Kewaunee Scientific Corporation, included in this Annual Report (Form 10-K) for the year ended April 30, 2019.
/s/ ERNST & YOUNG LLP
Charlotte, North Carolina
July 11, 2019
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are intended to ensure that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 (the “Exchange Act”) is properly and timely recorded, processed, summarized, and reported. Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures as of April 30, 2019 pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective; however, due to an administrative error, we were late in filing a Current Report on Form 8K related to the entry into a separation agreement between the Company and our former Chief Executive Officer. We have since taken appropriate steps to remediate the deficiency in our disclosure procedures and controls. In designing disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives, and that management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Nevertheless, we believe that our disclosure controls and procedures are effective.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, Management concluded the Company maintained effective internal control over financial reporting as of April 30, 2019.
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
Item 9B. Other Information
None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a)
The information appearing in the sections entitled “Election of Directors” and “Meetings and Committees of the Board” included in our Proxy Statement for use in connection with our annual meeting of stockholders to be held on August 28, 2019 (the “Proxy Statement”) is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of our most recently completed fiscal year.

(b)	The names and ages of our executive officers as of June 30, 2019 and their business experience during the past five years are set forth below:
Executive Officers

Name	Age	Position
Thomas D. Hull III	43	President and Chief Executive Officer
Donald T. Gardner III	40	Vice President, Finance, Chief Financial Officer, Treasurer and Secretary
Ryan S. Noble	41	Vice President, Sales and Marketing—Americas
Elizabeth D. Phillips	42	Vice President, Human Resources
Kurt P. Rindoks	61	Vice President, Product Development and International Sourcing
Michael G. Rok	53	Vice President, Manufacturing Operations
Lisa L. Ryan	41	Vice President of Construction and Customer Operations
Boopathy Sathyamurthy	50	Vice President, Kewaunee Scientific Corporation Singapore Pte. Ltd. Managing Director, International Operations
Thomas D. Hull III joined the Company in November 2015 as Vice President, Finance, Chief Financial Officer, Treasurer and Secretary. Mr Hull was elected President and Chief Executive Officer and appointed as a member of the Board of Directors in March 2019. Mr. Hull earned a Bachelor of Science degree in Accounting from LaRoche College and an MBA from the University of Pittsburgh, Joseph M. Katz School of Business. He is a certified public accountant and a member of the American Institute of Certified Public Accountants and the Pennsylvania Institute of Certified Public Accountants. Prior to joining the Company, Mr. Hull held several management positions with Ernst & Young, LLP in Pittsburgh, Pennsylvania from 1998 through 2011. From 2011, he served as the Vice President of Finance, Accounting, and Information Technology with ATI Specialty Materials in Charlotte, North Carolina.
Donald T. Gardner III joined the Company in April 2019 as Vice President of Finance and Chief Financial Officer and was also elected by the Board of Directors to the positions of Secretary and Treasurer. Mr. Gardner has a Bachelor of Science degree in Accounting from the Indiana University of Pennsylvania and a Master of Business Administration from the University of Pittsburgh, Joseph M. Katz School of Business. Before joining the Company, from 2017 to 2019, he served as Vice President, Financial Planning & Analysis of Victra, a retailer of wireless products and services, and a portfolio company of private equity firm Lone Star Funds. During 2017 he served as the Chief Financial Officer of Component Sourcing International, a provider of global sourcing supply chain solutions, and a portfolio company of Argosy private equity. From February 2016 to June 2017, Mr. Gardner worked for Dollar Express Stores, LLC, an operator of discount retail stores, serving in various financial leadership roles, most recently as Vice President and Treasurer. From 2012 to February 2016, he worked at ATI Specialty Materials, a manufacturer of technically advanced specialty materials and complex components, serving in various financial leadership roles.
Elizabeth D. Phillips joined the Company in August 2006 as Human Resources and Training Manager. She was promoted to Director of Human Resources in June 2007 and was elected Vice President of Human Resources in June 2009. Ms. Phillips has a Bachelor of Science degree in Psychology from Western Carolina University. Prior to joining the Company, she held Human Resources leadership positions at Thomasville Furniture and Hickory Chair and immediately prior to joining Kewaunee was Director of Human Resources for Vanguard Furniture Co., Inc., a manufacturer of household furniture, from April 2004 until August 2006.
Kurt P. Rindoks joined the Company in 1985 as a product engineer. He was promoted to Director of Product Development in 1991 and then named Vice President in 1996. From 1998 to 2001, he served as General Manager of the Company’s Resin Materials Division. Since 2004, he has headed the Company’s international parts sourcing efforts. Mr. Rindoks has a Bachelor of Science degree in Mechanical Engineering Technology from Purdue University and a Master of Business Administration from the University of North Carolina at Charlotte. As a member of ASHRAE (American Society for Heating Refrigeration and Air Conditioning Engineers) and SEFA (Scientific Equipment Furniture Association), he played a key role in the writing of national industry standards. Rindoks was elected as Secretary/Treasurer of the SEFA Board of Directors in January

2017. He is also a contributing author for ASHRAE’s Laboratory Design Guide, Second Edition, 2015. Rindoks has garnered twenty patents and is referenced in 168 United States patents.
Michael G. Rok joined the Company in May 2016 as Vice President of Manufacturing Operations. Mr. Rok has a Bachelor Science Degree in Mechanical Engineering from the University of Pittsburgh. Prior to joining the Company, Mr. Rok worked for Danaher Corporation from March 2002 to April 2016, serving in various Manufacturing/Operations leadership roles for the KaVo Kerr Group and Veeder-Root Company. Mr. Rok most recently served as the Vice President of Operations, North America for KaVo Kerr Group.
Ryan S. Noble joined the Company in July 2018 as Vice President of Sales and Marketing - Americas. He has a Bachelor of Science degree in Human Ecology from the University of Tennessee.  Prior to joining the Company, from 2018 to 2019, he was Director of Sales, at Dodge Data & Analytics, a provider of analytics and software based solutions for the construction industry. From 2014 to 2018, he was a Regional Sales Director at Wausau Window and Wall Systems, a manufacturer of metal and glass solutions for commercial buildings. From 2008 to 2014 he held several sales management positions at AGC Glass Company, a glass and high performance coatings manufacturer for architectural, residential, interior, and industrial applications.
Lisa L. Ryan joined the Company in 2006 as a project manager. She was promoted to Director of Construction and Customer Operations in July 2015. In August of 2018, she was promoted to Vice President of Construction and Customer Operations. She holds a Bachelor of Science degree in Civil Engineering from Manhattan College and has her Masters of Business Administration from Queens University. Prior to joining the Company, Ms. Ryan held multiple project management positions for Turner Construction and Rogers Builders, both of which offer construction services.
Boopathy Sathyamurthy joined the Company in 2000 as General Manager of India Operations and Kewaunee Labway India Pvt. Ltd. He was subsequently promoted to Managing Director of Kewaunee Labway India Pvt. Ltd. and Kewaunee Scientific Corporation India Pvt. Ltd. He has served as Managing Director of International Operations, which includes responsibilities for all sales and operations in Asia, as well as sales efforts in the Middle East, since September 2013. Mr. Sathyamurthy was elected Vice President of Kewaunee Scientific Corporation Singapore Pte. Ltd., the holding company for Kewaunee’s subsidiaries in India, Singapore, and China, in September 2014. He holds a Bachelor Degree in Mechanical Engineering from University of Madras and a Masters of Business Administration from University of Madras.
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
The following table sets forth certain information as of April 30, 2019 with respect to compensation plans under which our equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by Security Holders:
2008 Key Employee Stock Option Plan	94,350	$18.47	—
2010 Stock Option Plan for Directors	10,000	$16.48	—
2017 Omnibus Incentive Plan	23,308	—	272,178
Equity Compensation Plans not approved by Security Holders:	—	—	—
Refer to Note 6 of the Company’s consolidated financial statements included in Item 8 for additional information.
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

PART IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed or incorporated by reference as part of this Annual Report:

		Page
(a)(1)	Consolidated Financial Statements
	Report of Independent Registered Public Accounting Firm	17
	Consolidated Statements of Operations—Years ended April 30, 2019 and 2018	18
	Consolidated Statements of Comprehensive Income—Years ended April 30, 2019 and 2018	19
	Consolidated Statements of Stockholders’ Equity—Years ended April 30, 2019 and 2018	20
	Consolidated Balance Sheets—April 30, 2019 and 2018	21
	Consolidated Statements of Cash Flows—Years ended April 30, 2019 and 2018	22
	Notes to Consolidated Financial Statements	23
	Consent of Independent Registered Public Accounting Firm	45
(a)(2)	Consolidated Financial Statement Schedules
	Financial statement schedules have been omitted because the information required has been separately disclosed in the consolidated financial statements or related notes.
(a)(3)	Exhibits
	Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which is attached hereto at pages 49 through 51 and which is incorporated herein by reference.

KEWAUNEE SCIENTIFIC CORPORATION
Exhibit Index

			Page Number (or Reference)
3	Articles of incorporation and bylaws
	3.1	Conformed copy of Restated Certificate of Incorporation (reflecting all amendments to date)	(18)
	3.3	By-Laws (as amended as of January 31, 2019)	(19)
4	Description of Registrant's Securities
	4.1	Description of Capital Stock	(1)
10	Material Contracts
	10.1*	Re-Established Retirement Plan for Salaried Employees of Kewaunee Scientific Corporation (as amended and restated effective as of May 1, 2012)	(4)
	10.1A*	First Amendment to the Re-Established Retirement Plan for Salaried Employees of Kewaunee Scientific Corporation	(8)
	10.1B*	Second Amendment to the Re-Established Retirement Plan for Salaried Employees of Kewaunee Scientific Corporation	(13)
	10.1C*	Third Amendment to the Re-Established Retirement Plan for Salaried Employees of Kewaunee Scientific Corporation	(14)
	10.1D*	Fourth Amendment to the Re-Established Retirement Plan for Salaried Employees of Kewaunee Scientific Corporation	(18)
	10.2*	Re-Established Retirement Plan for Hourly Employees of Kewaunee Scientific Corporation (as amended and restated effective as of May 1, 2012)	(4)
	10.2A*	First Amendment to the Re-Established Retirement Plan for Hourly Employees of Kewaunee Scientific Corporation	(8)
	10.2B*	Second Amendment to the Re-Established Retirement Plan for Hourly Employees of Kewaunee Scientific Corporation	(13)
	10.2C*	Third Amendment to the Re-Established Retirement Plan for Hourly Employees of Kewaunee Scientific Corporation	(14)
	10.2D*	Fourth Amendment to the Re-Established Retirement Plan for Hourly Employees of Kewaunee Scientific Corporation	(18)
	10.30*	Kewaunee Scientific Corporation Executive Severance Pay Policy	(2)
	10.34*	401(k) Incentive Savings Plan for Salaried and Hourly Employees of Kewaunee Scientific Corporation (as amended and restated effective June 29, 2015)	(12)
	10.51*	Amended and Restated 2008 Key Employee Stock Option Plan effective August 26, 2015	(11)
	10.58*	Kewaunee Scientific Corporation 2010 Stock Option Plan for Directors	(3)
	10.61	Credit and Security Agreement dated as of May 6, 2013 between Wells Fargo Bank, National Association and Kewaunee Scientific Corporation including the forms of notes executed thereunder	(5)
	10.61A	First Amendment to Credit and Security Agreement dated July 9, 2013	(6)
	10.61B	Second Amendment to Credit and Security Agreement dated June 10, 2014	(7)
	10.61C	Third Amendment to Credit and Security Agreement and First Amendment to Revolving Line of Credit Note dated as of June 3, 2015	(9)
	10.61D	Fourth Amendment to Credit and Security Agreement and Second Amendment to Revolving Line of Credit Note dated as of March 12, 2018	(17)
	10.61E	Fifth Amendment to Credit and Security Agreement dated as of April 22, 2019	(1)
	10.61F	Sixth Amendment to Credit and Security Agreement dated as of May 28, 2019.	(1)
	10.61G	Seventh Amendment to Credit and Security Agreement and Third Amendment to Revolving Line of Credit Note dated as of July 9, 2019.	(1)
	10.61H	Credit and Security Agreement Default Waiver Letter dated as of June 19, 2019 between Wells Fargo Bank, National Association and Kewaunee Scientific Corporation.	(1)
	10.61I	Security Agreement dated as of June 19, 2019 between Wells Fargo Bank, National Association and Kewaunee Scientific Corporation.	(1)
	10.68*	401Plus Executive Deferred Compensation Plan (as amended and restated January 1, 2009)	(10)

		Page Number (or Reference)
10.68A*	Amendment No. One to the Kewaunee Scientific Corporation 401Plus Executive Deferred Compensation Plan	(10)
10.68B*	Amendment No. Two to the Kewaunee Scientific Corporation 401Plus Executive Deferred Compensation Plan	(16)
10.69*	Pension Equalization Plan (as amended and restated January 1, 2009)	(10)
10.69A*	Amendment No. One to the Kewaunee Scientific Corporation Pension Equalization Plan	(10)
10.72*	Kewaunee Scientific Corporation 2017 Omnibus Incentive Plan	(15)
10.73*	Offer Letter to Donald T. Gardner III dated April 2, 2019.	(20)
10.74*	Separation Agreement dated as of March 24, 2019 between Kewaunee Scientific Corporation and David M. Rausch.	(21)
10.75*	Change of Control Employment Agreement dated as of June 18, 2019 between Kewaunee Scientific Corporation and Thomas D. Hull III.	(22)
10.76*	Change of Control Employment Agreement dated as of June 18, 2019 between Kewaunee Scientific Corporation and Donald T. Gardner III.	(22)
10.77*	Change of Control Employment Agreement dated as of June 18, 2019 between Kewaunee Scientific Corporation and Michael D. Rok.	(22)
10.78*	Change of Control Employment Agreement dated as of June 18, 2019 between Kewaunee Scientific Corporation and Kurt P. Rindoks.	(22)
10.79*	Change of Control Employment Agreement dated as of June 18, 2019 between Kewaunee Scientific Corporation and Elizabeth D. Phillips.	(22)
10.80*	Change of Control Employment Agreement dated as of June 18, 2019 between Kewaunee Scientific Corporation and Ryan S. Noble.	(22)
10.81*	Change of Control Employment Agreement dated as of June 18, 2019 between Kewaunee Scientific Corporation and Lisa J. Ryan.	(22)
10.82*	Employment agreement dated October 1, 2017 between Kewaunee Labway India Pvt. Ltd and Bhoopathy Sathyamurthy.	(1)
21.1	Subsidiaries of the Company	(1)
23.1	Consent dated July 11, 2019 of Ernst & Young LLP, Independent Registered Public Accounting Firm (incorporated by reference to page 44 of this Report on Form 10-K)	(1)
31.1	Certification of Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)	(1)
31.2	Certification of Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)	(1)
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(1)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(1)
101.INS	XBRL Instance Document	(1)
101.SCH	XBRL Taxonomy Extension Schema Document	(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	(1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	(1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	(1)
_____________
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

(5)	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on May 9, 2013, and incorporated herein by reference.

(6)	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on July 11, 2013, and incorporated herein by reference.

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

(15)
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

(18)
Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 2018, and incorporated herein by reference.

(19)	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on form 8-K (Commission File No. 0-5286) filed on February 1, 2019 and incorporated herein by reference.

(20)	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on form 8-K (Commission File No. 0-5286) filed on April 30, 2019 and incorporated herein by reference.

(21)	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on form 8-K (Commission File No. 0-5286) filed on June 21, 2019 and incorporated herein by reference.

(22)	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on form 8-K (Commission File No. 0-5286) filed on June 21, 2019 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEWAUNEE SCIENTIFIC CORPORATION

By:	/s/ Thomas D. Hull III
Thomas D. Hull III
President and Chief Executive Officer
Date: July 11, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

(i)	Principal Executive Officer	)
)
	/s/ Thomas D. Hull III	)
	Thomas D. Hull III	)
	President and Chief Executive Officer	)
)
(ii)	Principal Financial and Accounting Officer	)
)
	/s/ Donald T. Gardner III	)
	Donald T. Gardner III	)
	Vice President, Finance	)
	Chief Financial Officer,	)
	Treasurer and Secretary	)
)
(iii)	A majority of the Board of Directors:	)	July 11, 2019
)
)
/s/ Keith M. Gehl	/s/ John D. Russell	)
Keith M. Gehl	John D. Russell	)
)
)
/s/ Margaret B. Pyle	/s/ Donald F. Shaw	)
Margaret B. Pyle	Donald F. Shaw	)
)
)
/s/ Thomas D. Hull, III		)
Thomas D. Hull, III		)
)
)
/s/ David S. Rhind		)
David S. Rhind		)