Form 10-Q
period 2019-07-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2019-09-06
CIK 55529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2019
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
Common Stock $2.50, par value                 KEQU             NASDAQ Global Market

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 2, 2019, the registrant had outstanding 2,750,143 shares of Common Stock.

KEWAUNEE SCIENTIFIC CORPORATION
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2019

i

Part 1. Financial Information

Item 1.	Financial Statements

Kewaunee Scientific Corporation
Condensed Consolidated Statements of Operations
(Unaudited)
($ and shares in thousands, except per share amounts)

	Three Months Ended July 31,
	2019	2018
Net sales	$39,336	42,152
Cost of products sold	32,390	34,569
Gross profit	6,946	7,583
Operating expenses	6,170	5,763
Operating earnings	776	1,820
Other income	56	164
Interest expense, net	(167)	(91)
Earnings before income taxes	665	1,893
Income tax expense	169	395
Net earnings	496	1,498
Less: net earnings attributable to the noncontrolling interest	25	9
Net earnings attributable to Kewaunee Scientific Corporation	$471	$1,489
Net earnings per share attributable to Kewaunee Scientific Corporation stockholders
Basic	$0.17	$0.54
Diluted	$0.17	$0.53
Weighted average number of common shares outstanding
Basic	2,750	2,736
Diluted	2,771	2,804
See accompanying notes to condensed consolidated financial statements.

Kewaunee Scientific Corporation
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
($ in thousands)

	Three Months Ended July 31,
	2019	2018
Net earnings	$496	$1,498
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	196	(388)
Change in fair value of cash flow hedge	(1)	4
Other comprehensive income (loss)	195	(384)
Comprehensive income, net of tax	691	1,114
Less: comprehensive income attributable to the noncontrolling interest	25	9
Comprehensive income attributable to Kewaunee Scientific Corporation	$666	$1,105

See accompanying notes to condensed consolidated financial statements.

Kewaunee Scientific Corporation
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
($ in thousands, except share and per share amounts)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at April 30, 2019	$6,875	$3,133	$(53)	$43,552	$(6,407)	$47,100
Net earnings attributable to Kewaunee Scientific Corporation	—	—	—	471	—	471
Other comprehensive income	—	—	—	—	195	195
Cash dividends paid, $0.19 per share	—	—	—	(522)	—	(522)
Stock based compensation	9	51	—	—	—	60
Balance at July 31, 2019	$6,884	$3,184	$(53)	$43,501	$(6,212)	$47,304

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at April 30, 2018	$6,841	$3,006	$(53)	$43,836	$(5,900)	$47,730
Net earnings attributable to Kewaunee Scientific Corporation	—	—	—	1,489	—	1,489
Other comprehensive loss	—	—	—	—	(384)	(384)
Cash dividends paid, $0.17 per share	—	—	—	(465)	—	(465)
Stock options exercised, 9,250 shares	13	(13)	—	—	—	—
Stock based compensation	7	99	—	—	—	106
Cumulative adjustment for ASC 606, net of tax	—	—	—	217	—	217
Balance at July 31, 2018	$6,861	$3,092	$(53)	$45,077	$(6,284)	$48,693

See accompanying notes to condensed consolidated financial statements.

Kewaunee Scientific Corporation
Condensed Consolidated Balance Sheets
($ and shares in thousands, except per share amounts)

	July 31, 2019	April 30, 2019
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$11,653	$10,647
Restricted cash	928	509
Receivables, less allowance; $395; $361, on each respective date	36,231	33,259
Inventories	16,351	17,206
Prepaid expenses and other current assets	3,839	3,736
Total Current Assets	69,002	65,357
Property, plant and equipment, at cost	57,700	56,676
Accumulated depreciation	(40,839)	(40,214)
Net Property, Plant and Equipment	16,861	16,462
Right of use assets	6,785	—
Deferred income taxes	1,845	1,829
Other assets	4,048	3,575
Total Other Assets	12,678	5,404
Total Assets	$98,541	$87,223
Liabilities and Stockholders’ Equity
Current Liabilities:
Short-term borrowings and interest rate swaps	$13,279	$9,513
Current portion of long-term debt	972	1,167
Current portion of capital lease liability	18	17
Current portion of operating lease liabilities	1,027	—
Accounts payable	15,393	15,190
Employee compensation and amounts withheld	3,694	3,737
Deferred revenue	1,523	1,599
Other accrued expenses	2,126	1,510
Total Current Liabilities	38,032	32,733
Long-term debt	—	97
Long-term portion of capital lease liability	127	132
Long-term portion of operating lease liabilities	5,638	—
Accrued pension and deferred compensation costs	6,062	5,878
Income taxes payable	745	680
Total Liabilities	50,604	39,520
Commitments and Contingencies
Stockholders’ Equity:
Common stock, $2.50 par value, Authorized – 5,000 shares; Issued – 2,753 shares; 2,750 shares; – Outstanding – 2,750 shares; 2,747 shares, on each respective date	6,884	6,875
Additional paid-in-capital	3,184	3,133
Retained earnings	43,501	43,552
Accumulated other comprehensive loss	(6,212)	(6,407)
Common stock in treasury, at cost, 3 shares, on each date	(53)	(53)
Total Kewaunee Scientific Corporation Stockholders’ Equity	47,304	47,100
Noncontrolling interest	633	603
Total Stockholders’ Equity	47,937	47,703
Total Liabilities and Stockholders’ Equity	$98,541	$87,223
See accompanying notes to condensed consolidated financial statements.

Kewaunee Scientific Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)
($ in thousands)

	Three Months Ended July 31,
	2019	2018
Cash flows from operating activities:
Net earnings	$496	$1,498
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	644	629
Bad debt provision	36	(44)
Stock based compensation expense	74	136
Provision for deferred income taxes	(16)	(11)
Change in assets and liabilities:
Receivables	(3,008)	(3,344)
Inventories	855	2,547
Accounts payable and other accrued expenses	835	(2,175)
Deferred revenue	(76)	(127)
Other, net	(247)	(1,938)
Net cash used in operating activities	(407)	(2,829)
Cash flows from investing activities:
Capital expenditures	(1,183)	(610)
Net cash used in investing activities	(1,183)	(610)
Cash flows from financing activities:
Dividends paid	(522)	(465)
Proceeds from short-term borrowings	16,650	19,789
Repayments on short-term borrowings	(12,884)	(16,146)
Payments on long-term debt and lease obligations	(296)	(292)
Net proceeds from exercise of stock options	(14)	(30)
Net cash provided by financing activities	2,934	2,856
Effect of exchange rate changes on cash and cash equivalents	81	(288)
Increase (decrease) in cash, cash equivalents and restricted cash	1,425	(871)
Cash, cash equivalents and restricted cash, beginning of period	11,156	10,958
Cash, cash equivalents and restricted cash, end of period	$12,581	$10,087

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
These interim condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of these financial statements and should be read in conjunction with the consolidated financial statements and notes included in the Company’s 2019 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. The condensed consolidated balance sheet as of April 30, 2019 included in this interim period filing has been derived from the audited financial statements at that date, but does not include all of the information and related notes required by generally accepted accounting principles (GAAP) for complete financial statements.
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
Disaggregated Revenue
A summary of net sales transferred to customers at a point in time and over time for the periods ended July 31, 2019 and July 31, 2018 is as follows (in thousands):

	Three Months Ended July 31, 2019
	Domestic	International	Total
Over Time	$28,235	$10,049	$38,284
Point in Time	1,052	—	1,052
	$29,287	$10,049	$39,336

	Three Months Ended July 31, 2018
	Domestic	International	Total
Over Time	$34,248	$6,082	$40,330
Point in Time	1,822	—	1,822
	$36,070	$6,082	$42,152
Contract Balances
The closing and opening balances of contract assets arising from contracts with customers which were recorded as unbilled receivables were $2,952,000 at July 31, 2019 and $4,589,000 at April 30, 2019. The closing and opening balances of contract liabilities arising from contracts with customers were $1,523,000 at July 31, 2019 and $1,599,000 at April 30, 2019. The timing of revenue recognition, billings and cash collections results in accounts receivable, unbilled receivables, and deferred revenue which are disclosed on the consolidated balance sheets and in the notes to the consolidated financial statements. In general, the Company receives payments from customers based on a billing schedule established in its contracts. Unbilled receivables represent amounts earned which have not yet been billed in accordance with contractually stated billing terms. Accounts receivable are recorded when the right to consideration becomes unconditional and the Company has a right to invoice the customer. Deferred revenue relates to payments received in advance of performance under the contract. Deferred revenue is recognized as revenue as (or when) the Company performs under the contract. Approximately all of the contract liability balances at April 30, 2019 and July 31, 2019 are expected to be recognized as revenue during the respective succeeding 12 months.
C. Inventories
The Company measures inventory using the first-in, first-out ("FIFO") method at the lower of cost and net realizable value. Inventories consisted of the following (in thousands):

	July 31, 2019	April 30, 2019
Finished products	$3,657	$4,139
Work in process	2,185	2,179
Raw materials	10,509	10,888
	$16,351	$17,206
The Company’s International subsidiaries’ inventories were $2,128,000 at July 31, 2019 and $1,863,000 at April 30, 2019, measured using the FIFO method at the lower of cost and net realizable value and are included in the above tables.
D. Fair Value of Financial Instruments
The Company’s financial instruments consist primarily of cash and equivalents, mutual funds, cash surrender value of life insurance policies, term loans and short-term borrowings. The carrying value of these assets and liabilities approximate their fair value. The following tables summarize the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of July 31, 2019 and April 30, 2019 (in thousands):

	July 31, 2019
Financial Assets	Level 1	Level 2	Total
Trading securities held in non-qualified compensation plans (1)	$3,116	$—	$3,116
Cash surrender value of life insurance policies (1)	—	76	76
Total	$3,116	$76	$3,192
Financial Liabilities
Non-qualified compensation plans (2)	$—	$3,591	$3,591
Interest rate swap derivatives	—	2	2
Total	$—	$3,593	$3,593

	April 30, 2019
Financial Assets	Level 1	Level 2	Total
Trading securities held in non-qualified compensation plans (1)	$3,057	$—	$3,057
Cash surrender value of life insurance policies (1)	—	76	76
Total	$3,057	$76	$3,133
Financial Liabilities
Non-qualified compensation plans (2)	$—	$3,519	$3,519
Interest rate swap derivatives	—	1	1
Total	$—	$3,520	$3,520

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

E. Derivative Financial Instruments
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

F. Long-term Debt and Other Credit Arrangements

At July 31, 2019, advances of $13.3 million were outstanding under the Company’s bank revolving credit facility, compared to advances of $9.5 million outstanding as of April 30, 2019. The Company had standby letters of credit outstanding of $210,000 at July 31, 2019 compared to standby letters of credit outstanding of $5.2 million at April 30, 2019. Amounts available under the $20 million revolving credit facility were $6.5 million and $5.3 million at July 31, 2019 and April 30, 2019, respectively.  At April 30, 2019, the Company was not in compliance with all of the financial covenants. The Company received a waiver from its lender for this noncompliance pursuant to a waiver letter executed on June 19, 2019 ("the Waiver Letter"). In connection with the Waiver Letter, the Company entered into a Security Agreement pursuant to which the Company granted a security interest in substantially all of its assets to secure its obligations under the Loan Agreement. On July 9, 2019, the Company entered into an agreement to amend the Loan Agreement and the Line of Credit to effect a change in the financial covenants set forth in the Loan Agreement.  The amendment does not change the amount of availability provided by Company’s Line of Credit. At July 31, 2019, the Company was in compliance with all the financial covenants under its revolving credit facility.

G. Leases

On May 1, 2019, the Company adopted ASU No. 2016-02, Leases, and all subsequently issued clarifying guidance. Under the new guidance, lessees are required to recognize lease assets and lease liabilities for the rights and obligations created by leased assets previously classified as operating leases. In July 2018, the FASB issued ASU No. 2018-11, which permitted entities to record the impact of adoption using a modified retrospective method with any cumulative effect as an adjustment to retained earnings (accumulated deficit) as opposed to restating comparative periods for the effects of applying the new standard. The Company elected this transition approach; therefore, the Company’s prior period reported results are not restated to include the impact of this adoption. In addition, the Company elected the package of three transition practical expedients which alleviate the requirements to reassess embedded leases, lease classification and initial direct costs for leases that commenced prior to the adoption date. The Company has elected to use the short-term lease recognition exemption for all asset classes. This means, for those leases that qualify, the Company will not recognize right-of-use ("ROU") assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets. The adoption of this standard did not affect the Condensed Consolidated Statements of Operations and therefore, no cumulative effect adjustment was recorded. The adoption of this standard also did not materially affect the Condensed Consolidated Statements of Cash Flows.
The Company has operating type leases for real estate and equipment in both the U.S. and internationally and a financing lease for a truck in the U.S. At July 31, 2019, ROU assets totaled $6,785,000. Included in the ROU assets was a finance lease with a net value of $140,000 with accumulated amortization totaling $19,000. Operating cash paid to settle lease liabilities was $314,000 for the period ended July 31, 2019. The Company’s leases have remaining lease terms of up to 10 years, some of which may include options to extend the leases for up to 5 years or options to terminate the leases within 1 year. Operating lease expense was $549,000 for the three months ended July 31, 2019, inclusive of period cost for short-term leases, not included in lease liabilities, of $235,000 for the three months ended July 31, 2019.
The Company is in the process of expanding one of its current leased warehouse spaces, which is expected to be completed in late calendar 2019.  Upon completion of the warehouse expansion, the Company will enter into a 10 year lease and it is estimated that the right of use assets and lease liabilities will increase by approximately $2,000,000.

At July 31, 2019, the weighted average remaining lease term for the capitalized operating leases was 8.1 years and the weighted average discount rate was 4.1%. For finance leases, the weighted average remaining lease term was 6.1 years and the weighted average discount rate was 10.0%. As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable.
Future minimum lease payments of non-cancelable leases as of July 31, 2019:

	Operating	Financing
Remainder of fiscal 2020	$942	$26
2021	1,064	32
2022	1,000	32
2023	985	32
2024	692	31
Thereafter	3,366	42
Total Minimum Lease Payments	$8,049	$195
Imputed Interest	(1,384)	(50)
Total	$6,665	$145
H. Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the assumed exercise of outstanding options and the conversion of restricted stock units (“RSUs”) under the Company’s various stock compensation plans, except when RSUs and options have an antidilutive effect. There were 30,360 antidilutive RSUs and options outstanding at July 31, 2019. There were no antidilutive RSUs or options outstanding at July 31, 2018. The following is a reconciliation of basic to diluted weighted average common shares outstanding at July 31 (in thousands):

	2019	2018

Basic	2,750	2,736
Dilutive effect of stock options and RSUs	21	68
Weighted average common shares outstanding - diluted	2,771	2,804
I. Stock Options and Share-based Compensation
Compensation costs related to stock options and other stock awards granted by the Company are charged against operating expenses during their vesting period, under ASC 718, “Compensation-Stock Compensation”.
The Company granted 36,534 restricted stock units (“RSUs”) under the 2017 Omnibus Incentive Plan in June 2019. The RSUs include both a service and a performance component, vesting over a three year period. The recognized expense is based upon the vesting period for service criteria and estimated attainment of the performance criteria at the end of the three year period based on the ratio of cumulative days incurred, to total days over the three year period. The Company recorded share-based compensation expense during the three months ended July 31, 2019 of $24,000 for this issuance with the remaining estimated share-based compensation expense of $575,000 to be recorded over the remaining three year period.
J. Income Taxes
Income tax expense of $169,000 and $395,000 was recorded for the three months ended July 31, 2019 and 2018, respectively. The effective tax rates were 25.4% and 20.9% for the three months ended July 31, 2019 and 2018, respectively. The increase in the effective tax rate for the three-month period reflects the impact of increased foreign operations which are taxed at different rates than the U.S. tax rate of 21% and also results in an additional Global Intangible Low-Taxed Income ("GILTI") inclusion in the U.S.
K. Defined Benefit Pension Plans
The Company has non-contributory defined benefit pension plans covering substantially all domestic salaried and hourly employees. These plans were amended as of April 30, 2005; no further benefits have been, or will be, earned under the plans, subsequent to the amendment date, and no additional participants will be added to the plans. There were no Company contributions paid to the plans during the three months ended July 31, 2019, and the Company does not expect any contributions to be paid during the remainder of the fiscal year. Contributions of $1,000,000 were paid to the plans during the three months ended July 31, 2018. The Company assumed an expected long-term rate of return of 7.75% for the periods ended July 31, 2019 and July 31, 2018. Pension expense consisted of the following (in thousands):

	Three Months Ended July 31, 2019	Three Months Ended July 31, 2018
Service cost	$0	$0
Interest cost	208	215
Expected return on plan assets	(355)	(362)
Recognition of net loss	260	221
Net periodic pension expense	$113	$74

L. Segment Information
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
The following tables provide financial information by business segments for the three months ended July 31, 2019 and 2018 (in thousands):

	Domestic Operations	International Operations	Corporate / Eliminations	Total
Three months ended July 31, 2019
Revenues from external customers	$29,287	$10,049	$—	$39,336
Intersegment revenues	2,179	842	(3,021)	—
Earnings (loss) before income taxes	$1,560	$608	$(1,503)	$665
Three months ended July 31, 2018
Revenues from external customers	$36,070	$6,082	$—	$42,152
Intersegment revenues	462	726	(1,188)	—
Earnings (loss) before income taxes	$3,108	$449	$(1,664)	$1,893

M. Reclassifications
During the second quarter of fiscal year 2019, the Company changed its method of accounting for its Domestic segment’s inventory from the LIFO method to the FIFO method.  The Company reclassified certain amounts in the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive income, the condensed consolidated statements of stockholders’ equity and the condensed consolidated statements of cash flows for the three-month period ended July 31, 2018 to conform to the current period format.
N. New Accounting Standards
In February 2016, the FASB issued ASU 2016-2, “Leases.” This guidance establishes a ROU model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15,

2018. The Company adopted this standard effective May 1, 2019. See Note G for a discussion of the impact of adoption of this standard.
In August 2018, the Commission adopted final rules pursuant to Commission Release No. 33-10532, “Disclosure Update and Simplification,” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements relating to the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of income is required to be filed. This final rule became effective on November 5, 2018. The Company adopted this final rule effective for the second quarter of fiscal 2019. The adoption of this standard did not have a significant impact on the Company’s consolidated financial position or results of operations.
In February 2018, the FASB issued ASU 2018-2, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This guidance provides the Company with an option to reclassify stranded tax effects resulting from the Tax Cuts and Jobs Act (the "2017 Tax Act") from accumulated other comprehensive income to retained earnings. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company adopted this standard effective May 1, 2019 and did not elect to reclassify tax effects as a result of tax reform; therefore, the adoption did not have a significant impact on the Company’s consolidated financial position or results of operations.
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
The Company’s 2019 Annual Report to Stockholders contains management’s discussion and analysis of the Company’s financial condition and results of operations as of and for the year ended April 30, 2019. The following discussion and analysis describes material changes in the Company’s financial condition since April 30, 2019. The analysis of results of operations compares the three months ended July 31, 2019 with the comparable period of the prior year.
Results of Operations
Sales for the quarter were $39,336,000, a 6.7% decrease from sales of $42,152,000 in the comparable period of the prior year. Domestic sales for the quarter were $29,287,000, down 18.8% from sales of $36,070,000 in the comparable period of the prior year. International sales for the quarter were $10,049,000, up 65.2% from sales of $6,082,000 in the comparable period of the prior year. The decrease in Domestic sales was a result of lower dealer sales in the current quarter versus those in the prior year first quarter.   International sales increased as a result of a large order with a new customer and continued strength in the Indian laboratory infrastructure market.
The Company’s order backlog was $102 million at July 31, 2019, as compared to $102 million at July 31, 2018, and $101 million at April 30, 2019. The Company continues to have a strong volume of outstanding quotations globally and is aggressively pursuing these projects.
The gross profit margin for the three months ended July 31, 2019 was 17.7% of sales, as compared to 18.0% of sales in the comparable quarter of the prior year. The decrease in gross profit margin percentage was primarily due to the decline in sales with an unfavorable shift in product mix, and competitive pricing in the International segment.
Operating expenses for the three months ended July 31, 2019 were $6,170,000, or 15.7% of sales, as compared to $5,763,000, or 13.7% of sales, in the comparable period of the prior year. The increase in operating expenses for the three months ended July 31, 2019 related primarily to higher operating costs in the international segment.
Interest expense was $167,000 for the three months ended July 31, 2019, as compared to $91,000 for the comparable period of the prior year. The changes in interest expense were primarily attributable to changes in borrowing levels.
Income tax expense of $169,000 and $395,000 was recorded for the three months ended July 31, 2019 and 2018, respectively. The effective tax rates were 25.4% and 20.9% for the three months ended July 31, 2019 and 2018, respectively. The increase in the effective tax rate for the three-month period reflects the impact of increased foreign operations which are taxed at different rates than the U.S. tax rate of 21% and also results in an additional GILTI inclusion in the U.S.
Noncontrolling interests related to the Company’s subsidiary not 100% owned by the Company reduced net earnings by $25,000 for the three months ended July 31, 2019, as compared to $9,000 for the comparable period of the prior year. The change in the net earnings attributable to the noncontrolling interest in the current period was due to changes in earnings of the subsidiary in the related period.
Net earnings of $471,000, or $0.17 per diluted share, were reported for the three months ended July 31, 2019, compared to net earnings of $1,489,000, or $0.53 per diluted share, in the prior year period.
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
The Company had working capital of $30,970,000 at July 31, 2019, compared to $32,624,000 at April 30, 2019. The ratio of current assets to current liabilities was 1.8-to-1.0 at July 31, 2019, compared to 2.0-to-1.0 at April 30, 2019. At July 31, 2019, advances of $13.3 million were outstanding under the Company’s bank revolving credit facility, compared to advances of $9.5 million outstanding as of April 30, 2019. The Company had standby letters of credit outstanding of $210,000 at July 31, 2019 compared to standby letters of credit outstanding of $5.2 million at April 30, 2019. Amounts available under the $20 million revolving credit facility were $6.5 million and $5.3 million at July 31, 2019 and April 30, 2019, respectively. Total borrowings and interest rate swaps were $14,269,000 at July 31, 2019, compared to $10,926,000 at April 30, 2019. As previously reported in the reports on Form 8-K filed by the Company on June 21, 2019 and July 11, 2019, and in Note 4 of the Notes to the Consolidated Financial Statements included in the Company's 2019 Annual Report on Form 10-K, during the quarter ended July 31, 2019, the Company amended its credit facility and entered into a restated security agreement.
The Company’s operations used cash of $407,000 during the three months ended July 31, 2019. Cash was provided by earnings, a decrease in inventories of $855,000 and an increase in accounts payable and accrued expenses of $835,000, offset by an increase in accounts receivable of $3,008,000 and a decrease in deferred revenue of $76,000.
During the three months ended July 31, 2019, the Company used net cash of $1,183,000 in investing activities, all of which was used for capital expenditures.
The Company’s financing activities provided cash of $2,934,000 during the three months ended July 31, 2019, primarily from net increases in short-term borrowings of $3,766,000 offset by cash dividends of $522,000 paid to stockholders and repayments of $296,000 on long-term debt and lease obligations.
Outlook
The Company’s ability to predict future demand for its products continues to be limited given its role as subcontractor or supplier to dealers for subcontractors. Demand for the Company’s products is also dependent upon the number of laboratory construction projects planned and/or current progress in projects already under construction. The Company’s earnings are also impacted by fluctuations in prevailing pricing for projects in the laboratory construction marketplace and increased costs of raw materials, including stainless steel, wood, and epoxy resin, and whether the Company is able to increase product prices to customers in amounts that correspond to such increases without materially and adversely affecting sales. Additionally, since prices are normally quoted on a firm basis in the industry, the Company bears the burden of possible increases in labor and material costs between the quotation of an order and delivery of a product. As we look forward, the Company continues to recover from the decline in our Domestic volume during the second half of fiscal year 2019.   In doing so, we continue to invest in our leadership team and commercial focus and are increasing our capabilities in India to better serve our customers.  We believe the market for laboratory furniture and infrastructure remains healthy, and Kewaunee is well-positioned within the market.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
This report contains statements that the Company believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report, including statements regarding the Company’s future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “predict,” “believe” and similar words, expressions and variations of these words and expressions are intended to identify forward-looking statements. All forward-looking statements are subject to important factors, risks, uncertainties and assumptions, including industry and economic conditions that could cause actual results to differ materially from those described in the forward-looking statements. Such factors, risks, uncertainties and assumptions include, but are not limited to, competitive and general economic conditions, both domestically and internationally; changes in customer demands; dependence on customers’ required delivery schedules; risks related to fluctuations in the Company’s operating results from quarter to quarter; risks related to international operations, including foreign currency fluctuations; changes in the legal and regulatory environment; changes in raw materials and commodity costs; and acts of terrorism, war, governmental action, natural disasters and other Force Majeure events. Many important factors that could cause such differences are described under the caption “Risk Factors” in Item 1A in the Company’s 2019 Annual Report on Form 10-K and in Quarterly Reports on Form 10-Q subsequently filed by the Company. These forward-looking statements speak only as of the date of this document. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There are no material changes to the disclosures made on this matter in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2019.

Item 4.	Controls and Procedures
(a) Evaluation of disclosure controls and procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of July 31, 2019. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of July 31, 2019, the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that all material information required to be filed in this quarterly report is made known to them by others within the Company and its subsidiaries.
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

(1) Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 2019, and incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEWAUNEE SCIENTIFIC CORPORATION (Registrant)

Date: September 6, 2019	By	/s/ Donald T. Gardner III
Donald T. Gardner III
(As duly authorized officer and Vice President, Finance and Chief Financial Officer)