Form 10-Q
period 2019-10-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2019-12-16
CIK 55529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2019
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
Common Stock,$2.50 par value                 KEQU             NASDAQ Global Market

_________________________
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of December 10, 2019, the registrant had outstanding 2,750,143 shares of Common Stock.

KEWAUNEE SCIENTIFIC CORPORATION
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2019

i

Part 1. Financial Information

Item 1.	Financial Statements

Kewaunee Scientific Corporation
Condensed Consolidated Statements of Operations
(Unaudited)
($ and shares in thousands, except per share amounts)

	Three Months Ended October 31,		Six Months Ended October 31,
	2019	2018	2019	2018
Net sales	$39,722	$37,278	$79,058	$79,430
Cost of products sold	33,406	29,614	65,796	64,183
Gross profit	6,316	7,664	13,262	15,247
Operating expenses	6,355	5,963	12,525	11,726
Operating earnings (loss)	(39)	1,701	737	3,521
Other income	16	150	72	314
Interest expense, net	(135)	(91)	(302)	(182)
Earnings (loss) before income taxes	(158)	1,760	507	3,653
Income tax expense	2,003	388	2,172	783
Net earnings (loss)	(2,161)	1,372	(1,665)	2,870
Less: net earnings attributable to the noncontrolling interest	17	40	42	49
Net earnings (loss) attributable to Kewaunee Scientific Corporation	$(2,178)	$1,332	$(1,707)	$2,821
Net earnings (loss) per share attributable to Kewaunee Scientific Corporation stockholders
Basic	$(0.79)	$0.49	$(0.62)	$1.03
Diluted	$(0.79)	$0.48	$(0.62)	$1.01
Weighted average number of common shares outstanding
Basic	2,750	2,743	2,750	2,740
Diluted	2,750	2,800	2,750	2,802

See accompanying notes to condensed consolidated financial statements.

Kewaunee Scientific Corporation
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
($ in thousands)

	Three Months Ended October 31,		Six Months Ended October 31,
	2019	2018	2019	2018
Net earnings (loss)	$(2,161)	$1,372	$(1,665)	$2,870
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(179)	(725)	17	(1,113)
Change in fair value of cash flow hedge	2	1	1	5
Other comprehensive income (loss)	(177)	(724)	18	(1,108)
Comprehensive income (loss), net of tax	(2,338)	648	(1,647)	1,762
Less: comprehensive income attributable to the noncontrolling interest	17	40	42	49
Comprehensive income (loss) attributable to Kewaunee Scientific Corporation	$(2,355)	$608	$(1,689)	$1,713

See accompanying notes to condensed consolidated financial statements.

Kewaunee Scientific Corporation
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
($ in thousands, except share and per share amounts)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at April 30, 2019	$6,875	$3,133	$(53)	$43,552	$(6,407)	$47,100
Net earnings attributable to Kewaunee Scientific Corporation	—	—	—	471	—	471
Other comprehensive income	—	—	—	—	195	195
Cash dividends paid, $0.19 per share	—	—	—	(522)	—	(522)
Stock based compensation	9	51	—	—	—	60
Balance at July 31, 2019	$6,884	$3,184	$(53)	$43,501	$(6,212)	$47,304
Net earnings (loss) attributable to Kewaunee Scientific Corporation	—	—	—	(2,178)	—	(2,178)
Other comprehensive income	—	—	—	—	(177)	(177)
Cash dividends paid, $0.19 per share	—	—	—	(523)	—	(523)
Stock based compensation	—	42	—	—	—	42
Balance at October 31, 2019	$6,884	$3,226	$(53)	$40,800	$(6,389)	$44,468

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at April 30, 2018	$6,841	$3,006	$(53)	$43,836	$(5,900)	$47,730
Net earnings attributable to Kewaunee Scientific Corporation	—	—	—	1,489	—	1,489
Other comprehensive loss	—	—	—	—	(384)	(384)
Cash dividends paid, $0.17 per share	—	—	—	(465)	—	(465)
Stock options exercised, 9,250 shares	13	(13)	—	—	—	—
Stock based compensation	7	99	—	—	—	106
Cumulative adjustment for ASC 606, net of tax	—	—	—	217	—	217
Balance at July 31, 2018	$6,861	$3,092	$(53)	$45,077	$(6,284)	$48,693
Net earnings attributable to Kewaunee Scientific Corporation	$—	$—	$—	$1,332	$—	$1,332
Other comprehensive loss	—	—	—	—	(724)	(724)
Cash dividends paid, $0.19 per share	—	—	—	(521)	—	(521)
Stock options exercised, 5,800 shares	8	(8)	—	—	—	—
Stock based compensation	—	140	—	—	—	140
Cumulative adjustment for ASC 606, net of tax	—	—	—	671	—	671
Balance at October 31, 2018	$6,869	$3,224	$(53)	$46,559	$(7,008)	$49,591

See accompanying notes to condensed consolidated financial statements.

Kewaunee Scientific Corporation
Condensed Consolidated Balance Sheets
($ and shares in thousands, except per share amounts)

	October 31, 2019	April 30, 2019
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$7,647	$10,647
Restricted cash	1,951	509
Receivables, less allowance; $427; $361, on each respective date	32,017	33,259
Inventories	14,778	17,206
Prepaid expenses and other current assets	4,674	3,736
Total Current Assets	61,067	65,357
Property, plant and equipment, at cost	57,359	56,676
Accumulated depreciation	(41,475)	(40,214)
Net Property, Plant and Equipment	15,884	16,462
Right of use assets	10,082	—
Deferred income taxes	102	1,829
Other assets	3,187	3,575
Total Other Assets	13,371	5,404
Total Assets	$90,322	$87,223
Liabilities and Stockholders’ Equity
Current Liabilities:
Short-term borrowings and interest rate swaps	$6,760	$9,513
Current portion of long-term debt	—	1,167
Current portion of capital lease liability	18	17
Current portion of operating lease liabilities	1,401	—
Accounts payable	13,836	15,190
Employee compensation and amounts withheld	3,788	3,737
Deferred revenue	2,032	1,599
Other accrued expenses	2,391	1,510
Total Current Liabilities	30,226	32,733
Long-term debt	—	97
Long-term portion of capital lease liability	123	132
Long-term portion of operating lease liabilities	8,513	—
Accrued pension and deferred compensation costs	5,592	5,878
Other non-current liabilities	878	680
Total Liabilities	45,332	39,520
Commitments and Contingencies
Stockholders’ Equity:
Common stock, $2.50 par value, Authorized – 5,000 shares; Issued – 2,753 shares; 2,750 shares; – Outstanding – 2,750 shares; 2,747 shares, on each respective date	6,884	6,875
Additional paid-in-capital	3,226	3,133
Retained earnings	40,800	43,552
Accumulated other comprehensive loss	(6,389)	(6,407)
Common stock in treasury, at cost, 3 shares, on each date	(53)	(53)
Total Kewaunee Scientific Corporation Stockholders’ Equity	44,468	47,100
Noncontrolling interest	522	603
Total Stockholders’ Equity	44,990	47,703
Total Liabilities and Stockholders’ Equity	$90,322	$87,223
See accompanying notes to condensed consolidated financial statements.

Kewaunee Scientific Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)
($ in thousands)

	Six Months Ended October 31,
	2019	2018
Cash flows from operating activities:
Net earnings (loss)	$(1,665)	$2,870
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	1,292	1,263
Bad debt provision	72	20
Stock based compensation expense	115	275
Provision for deferred income taxes	1,727	143
Change in assets and liabilities:
Receivables	1,171	2,855
Inventories	2,428	565
Accounts payable and other accrued expenses	(223)	(4,202)
Deferred revenue	433	(321)
Other, net	(854)	(1,167)
Net cash provided by operating activities	4,496	2,301
Cash flows from investing activities:
Capital expenditures	(715)	(1,311)
Net cash used in investing activities	(715)	(1,311)
Cash flows from financing activities:
Dividends paid	(1,045)	(986)
Dividends paid to noncontrolling interest in subsidiaries	(89)	—
Proceeds from short-term borrowings	31,456	34,135
Repayments on short-term borrowings	(34,209)	(33,362)
Payments on long-term debt and lease obligations	(1,273)	(583)
Net proceeds from exercise of stock options	(14)	(29)
Net cash used in financing activities	(5,174)	(825)
Effect of exchange rate changes on cash and cash equivalents	(165)	(967)
Increase (decrease) in cash, cash equivalents and restricted cash	(1,558)	(802)
Cash, cash equivalents and restricted cash, beginning of period	11,156	10,958
Cash, cash equivalents and restricted cash, end of period	$9,598	$10,156

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
These interim condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of these financial statements and should be read in conjunction with the consolidated financial statements and notes included in the Company’s 2019 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. The condensed consolidated balance sheet as of April 30, 2019 included in this interim period filing has been derived from the audited financial statements at that date, but does not include all of the information and related notes required by generally accepted accounting principles ("GAAP") for complete financial statements.
The preparation of the interim condensed consolidated financial statements requires management to make certain estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

B. Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less. During the periods ended October 31, 2019 and 2018, the Company had cash deposits in excess of FDIC insured limits. The Company has not experienced any losses from such deposits. Restricted cash includes bank deposits of subsidiaries used for performance guarantees against customer orders.
In accordance with ASU 2016-18, Statement of Cash Flows: Restricted Cash, the Company includes restricted cash along with the cash balance for presentation in the consolidated statements of cash flows. The reconciliation between the consolidated balance sheet and the consolidated statement of cash flows is as follows:

	October 31, 2019	October 31, 2018
Cash and cash equivalents	$7,647	$9,477
Restricted cash	1,951	679
Total cash, cash equivalents and restricted cash	$9,598	$10,156

C. Revenue Recognition
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
Disaggregated Revenue
A summary of net sales transferred to customers at a point in time and over time for the periods ended October 31, 2019 and October 31, 2018 is as follows (in thousands):

	Three Months Ended October 31, 2019			Three months ended October 31, 2018
	Domestic	International	Total	Domestic	International	Total
Over Time	$29,950	$8,138	$38,088	$28,311	$6,656	$34,967
Point in Time	1,634	—	1,634	2,311	—	2,311
	$31,584	$8,138	$39,722	$30,622	$6,656	$37,278

	Six Months Ended October 31, 2019			Six Months Ended October 31, 2018
	Domestic	International	Total	Domestic	International	Total
Over Time	$58,185	$18,187	$76,372	$62,559	$12,738	$75,297
Point in Time	2,686	—	2,686	4,133	—	4,133
	$60,871	$18,187	$79,058	$66,692	$12,738	$79,430
Contract Balances
The closing and opening balances of contract assets arising from contracts with customers which were recorded as unbilled receivables were $5,116,000 at October 31, 2019 and $4,589,000 at April 30, 2019. The closing and opening balances of contract liabilities arising from contracts with customers were $2,032,000 at October 31, 2019 and $1,599,000 at April 30, 2019. The timing of revenue recognition, billings and cash collections results in accounts receivable, unbilled receivables, and deferred revenue which are disclosed on the consolidated balance sheets and in the notes to the consolidated financial statements. In general, the Company receives payments from customers based on a billing schedule established in its contracts. Unbilled receivables represent amounts earned which have not yet been billed in accordance with contractually stated billing terms. Receivables are recorded when the right to consideration becomes unconditional and the Company has a right to invoice the customer. Deferred revenue relates to payments received in advance of performance under the contract. Deferred revenue is recognized as revenue as (or when) the Company performs under the contract. Approximately all of the contract liability balances at April 30, 2019 and October 31, 2019 are expected to be recognized as revenue during the respective succeeding 12 months.
D. Inventories
The Company measures inventory using the first-in, first-out ("FIFO") method at the lower of cost and net realizable value. Inventories consisted of the following (in thousands):

	October 31, 2019	April 30, 2019
Finished products	$3,068	$4,139
Work in process	1,878	2,179
Raw materials	9,832	10,888
	$14,778	$17,206
The Company’s International subsidiaries’ inventories were $2,005,000 at October 31, 2019 and $1,863,000 at April 30, 2019 and are included in the above tables.

E. Fair Value of Financial Instruments
The Company’s financial instruments consist primarily of cash and equivalents, mutual funds, cash surrender value of life insurance policies, term loans and short-term borrowings. The carrying value of these assets and liabilities approximate their fair value. The following tables summarize the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2019 and April 30, 2019 (in thousands):

	October 31, 2019
Financial Assets	Level 1	Level 2	Total
Trading securities held in non-qualified compensation plans (1)	$2,514	$—	$2,514
Cash surrender value of life insurance policies (1)	—	76	76
Total	$2,514	$76	$2,590
Financial Liabilities
Non-qualified compensation plans (2)	$—	$3,007	$3,007
Total	$—	$3,007	$3,007

	April 30, 2019
Financial Assets	Level 1	Level 2	Total
Trading securities held in non-qualified compensation plans (1)	$3,057	$—	$3,057
Cash surrender value of life insurance policies (1)	—	76	76
Total	$3,057	$76	$3,133
Financial Liabilities
Non-qualified compensation plans (2)	$—	$3,519	$3,519
Interest rate swap derivatives	—	1	1
Total	$—	$3,520	$3,520

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
F. Derivative Financial Instruments
The Company records derivatives on the condensed consolidated balance sheets at fair value and establishes criteria for designation and effectiveness of hedging relationships. The nature of the Company’s business activities involves the management of various financial and market risks, including those related to changes in interest rates. The Company does not enter into derivative instruments for speculative purposes. In May 2013, the Company entered into an interest rate swap agreement whereby the interest rate payable by the Company on $3,450,000 of outstanding long-term debt was effectively converted to a fixed interest rate of 4.875% for the period beginning May 1, 2013 and ending August 1, 2017. In May 2013, the Company entered into an interest rate swap agreement whereby the interest rate payable by the Company on $2,600,000 of outstanding long-term debt was effectively converted to a fixed interest rate of 4.37% for the period beginning August 1, 2017 and ending May 1, 2020. In May 2013, the Company entered into an interest rate swap agreement whereby the interest rate payable by the Company on $1,218,000 of outstanding long-term debt was effectively converted to a fixed interest rate of 3.07% for the period beginning November 3, 2014 and ending May 1, 2020. The Company entered into these interest rate swap arrangements to mitigate future interest rate risk associated with its long-term debt and has designated these as cash flow hedges. In September 2019, the Company terminated the interest rate swap arrangements in conjunction with the payoff of the outstanding long-term debt.

G. Long-term Debt and Other Credit Arrangements

At October 31, 2019, advances of $6.8 million were outstanding under the Company’s revolving credit facility, compared to advances of $9.5 million outstanding as of April 30, 2019. The Company had standby letters of credit outstanding of $344,000 at October 31, 2019 compared to standby letters of credit outstanding of $5.2 million at April 30, 2019. Amounts available under the $20 million revolving credit facility were $12.9 million and $5.3 million at October 31, 2019 and April 30, 2019, respectively.

At April 30, 2019, the Company was not in compliance with all of the financial covenants under the revolving credit facility. The Company received a waiver from its lender with respect to this noncompliance pursuant to a waiver letter executed on June 19, 2019 ("the Waiver Letter"). In connection with the Waiver Letter, the Company entered into a Security Agreement pursuant to which the Company granted a security interest in substantially all of its assets to secure its obligations under the Loan Agreement. On July 9, 2019, the Company entered into an amendment to the Loan Agreement and the Line of Credit to effect a change in the financial covenants set forth in the Loan Agreement.  This amendment did not change the amount of availability provided by the Company’s Line of Credit.

In September 2019, the Company paid off its term loan and terminated its interest rate swap agreements. On December 13, 2019, the Company entered into an amendment to the Loan Agreement and the Line of Credit to effect a change to an asset based lending arrangement based on eligible accounts receivable and inventory, with the available amount not to exceed $20 million through January 31, 2020, and with such maximum amount reduced to $15 million thereafter. This amendment replaced the prior financial covenants with new financial covenants, including minimum monthly liquidity and EBITDA requirements. Additionally, a requirement for the repatriation of foreign cash and restrictions on the payment of dividends were added. At October 31, 2019, the Company was in compliance with all of the then-applicable financial covenants of the agreement.

H. Leases

On May 1, 2019, the Company adopted Accounting Standards Update ("ASU") No. 2016-02, Leases, and all subsequently issued clarifying guidance. Under the new guidance, lessees are required to recognize lease assets and lease liabilities for the rights and obligations created by leased assets previously classified as operating leases. In July 2018, the Financial Accounting Standards Board ("FASB") issued ASU No. 2018-11, which permitted entities to record the impact of adoption using a modified retrospective method with any cumulative effect as an adjustment to retained earnings (accumulated deficit) as opposed to restating comparative periods for the effects of applying the new standard. The Company elected this transition approach; therefore, the Company’s prior period reported results are not restated to include the impact of this adoption. In addition, the Company elected the package of three transition practical expedients which alleviate the requirements to reassess embedded leases, lease classification and initial direct costs for leases that commenced prior to the adoption date. The Company has elected to use the short-term lease recognition exemption for all asset classes. This means, for those leases that qualify, the Company will not recognize right-of-use ("ROU") assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets. The adoption of this standard did not affect the Condensed Consolidated Statements of Operations and therefore, no cumulative effect adjustment was recorded. The adoption of this standard also did not materially affect the Condensed Consolidated Statements of Cash Flows.
The Company has operating type leases for real estate and equipment in both the U.S. and internationally and a financing lease for a truck in the U.S. At October 31, 2019, ROU assets totaled $10,082,000. Included in the ROU assets was a finance lease with a net value of $134,000 with accumulated amortization totaling $25,000. Operating cash paid to settle lease liabilities was $354,000 for the period ended October 31, 2019. The Company’s leases have remaining lease terms of up to 10 years, some of which may include options to extend the leases for up to 5 years or options to terminate the leases within 1 year. Operating lease expense was $576,000 for the three months ended October 31, 2019, inclusive of period cost for short-term leases, not included in lease liabilities, of $222,000. Operating lease expense was $1,125,000 for the six months ended October 31, 2019, inclusive of period cost for short-term leases, not included in lease liabilities, of $457,000.
At October 31, 2019, the weighted average remaining lease term for the capitalized operating leases was 8.0 years and the weighted average discount rate was 4.1%. For finance leases, the weighted average remaining lease term was 5.9 years and the weighted average discount rate was 10.0%. As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable.

Future minimum lease payments of non-cancelable leases as of October 31, 2019:

	Operating	Financing
Remainder of fiscal 2020	$853	$16
2021	1,591	32
2022	1,543	32
2023	1,531	32
2024	1,246	31
Thereafter	5,198	42
Total Minimum Lease Payments	$11,962	$185
Imputed Interest	(2,049)	(45)
Total	$9,913	$140
I. Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the assumed exercise of outstanding options and the conversion of restricted stock units (“RSUs”) under the Company’s various stock compensation plans, except when RSUs and options have an antidilutive effect. There were 85,205 antidilutive RSUs and options outstanding at October 31, 2019. There were no antidilutive RSUs or options outstanding at October 31, 2018. The following is a reconciliation of basic to diluted weighted average common shares outstanding (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2019	2018	2019	2018

Basic	2,750	2,743	2,750	2,740
Dilutive effect of stock options and RSUs	—	57	—	62
Weighted average common shares outstanding - diluted	2,750	2,800	2,750	2,802
J. Stock Options and Share-based Compensation
Compensation costs related to stock options and other stock awards granted by the Company are charged against operating expenses during their vesting period, under ASC 718, “Compensation-Stock Compensation”. The Company granted 36,534 RSUs under the 2017 Omnibus Incentive Plan in June 2019. The RSUs include both a service and a performance component, vesting over a three year period. The recognized expense is based upon the vesting period for service criteria and estimated attainment of the performance criteria at the end of the three-year period, based on the ratio of cumulative days incurred to total days over the three year period. The Company recorded share-based compensation expense during the three and six months ended October 31, 2019 of $41,000 and $82,000, respectively, with the remaining estimated share-based compensation expense of $512,000 to be recorded over the remaining vesting periods.
K. Income Taxes
Income tax expense of $2,003,000 and $388,000 was recorded for the three months ended October 31, 2019 and 2018, respectively. Income tax expense of $2,172,000 and $783,000 was recorded for the six months ended October 31, 2019 and 2018, respectively. The effective tax rates were 1,267.7% and 22.0% for the three months ended October 31, 2019 and 2018, respectively. The effective tax rates were 428.4% and 21.4% for the six months ended October 31, 2019 and 2018, respectively. The increase in the effective tax rate for the three-month and six-month periods is primarily due to the change in the Company’s assertion regarding the reinvestment of foreign unremitted earnings and the impact of foreign earnings which are taxed at different tax rates than the US tax rate of 21%, and additional Global Intangible Low-Taxed Income ("GILTI") inclusion in the US.
Effective August 1, 2019, the Company elected to amend the indefinite reinvestment of foreign unremitted earnings position set forth by ASC 740-30-25-17 and dissolve the indefinite reinvestment of unremitted earnings assertion for the Singapore, China, and Kewaunee Labway India Pvt. Ltd. international subsidiaries.

The Company included a Dividend Distribution Tax withholding expense, imposed by the India Income Tax Department, at a rate of 20.6% for the three and six months ended October 31, 2019. This expense was comprised of $353,000 of taxes paid for the Kewaunee Labway India Pvt. Ltd. dividend distribution that was paid to the parent company and a $1,730,000 deferred tax liability for the global tax exposure related to all remaining historical unremitted earnings of these international subsidiaries as of October 31, 2019. The Company recorded all deferred tax assets and liabilities related to its outside basis differences in its foreign subsidiaries consistent with ASC 740.
L. Defined Benefit Pension Plans
The Company has non-contributory defined benefit pension plans covering substantially all domestic salaried and hourly employees. These plans were amended as of April 30, 2005; no further benefits have been, or will be, earned under the plans, subsequent to the amendment date, and no additional participants will be added to the plans. There were no Company contributions paid to the plans during the three and six months ended October 31, 2019, and the Company does not expect any contributions to be paid during the remainder of the fiscal year. Contributions of $1,000,000 were paid to the plans during the six months ended October 31, 2018. The Company assumed an expected long-term rate of return of 7.75% for the periods ended October 31, 2019 and October 31, 2018. Pension expense consisted of the following (in thousands):

	Three Months Ended October 31, 2019	Three Months Ended October 31, 2018
Service cost	$0	$0
Interest cost	208	215
Expected return on plan assets	(355)	(362)
Recognition of net loss	260	221
Net periodic pension expense	$113	$74

	Six Months Ended October 31, 2019	Six Months Ended October 31, 2018
Service cost	$0	$0
Interest cost	416	430
Expected return on plan assets	(710)	(724)
Recognition of net loss	520	442
Net periodic pension expense	$226	$148
M. Segment Information
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
The following tables provide financial information by business segments for the periods ended October 31, 2019 and 2018 (in thousands):

	Domestic Operations	International Operations	Corporate / Eliminations	Total
Three months ended October 31, 2019
Revenues from external customers	$31,584	$8,138	$—	$39,722
Intersegment revenues	907	641	(1,548)	—
Earnings (loss) before income taxes	$746	$501	$(1,405)	$(158)
Three months ended October 31, 2018
Revenues from external customers	$30,622	$6,656	$—	$37,278
Intersegment revenues	416	1,108	(1,524)	—
Earnings (loss) before income taxes	$2,837	$705	$(1,782)	$1,760

	Domestic Operations	International Operations	Corporate / Eliminations	Total
Six months ended October 31, 2019
Revenues from external customers	$60,871	$18,187	$—	$79,058
Intersegment revenues	3,086	1,483	(4,569)	—
Earnings (loss) before income taxes	$2,306	$1,109	$(2,908)	$507
Six months ended October 31, 2018
Revenues from external customers	$66,692	$12,738	$—	$79,430
Intersegment revenues	878	1,834	(2,712)	—
Earnings (loss) before income taxes	$5,945	$1,154	$(3,446)	$3,653
N. Reclassifications
During the second quarter of fiscal year 2019, the Company changed its method of accounting for its Domestic segment’s inventory from the LIFO method to the FIFO method.  The Company reclassified certain amounts in the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive income, the condensed consolidated statements of stockholders’ equity and the condensed consolidated statements of cash flows for the six-month period ended October 31, 2018 to conform to the current period format.
O. New Accounting Standards
In February 2016, the FASB issued ASU 2016-2, “Leases.” This guidance establishes a ROU model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company adopted this standard effective May 1, 2019. See Note H for a discussion of the impact of adoption of this standard.
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
In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments,” which replaces the current incurred loss method used for determining credit losses on financial assets, including trade receivables, with an expected credit loss method. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company will adopt this standard in fiscal year 2024. The Company does not expect the adoption of this standard to have a significant impact on the Company’s consolidated financial position or results of operations.
P. Subsequent Events

In December 2019, the Company initiated a restructuring, which included the addition of a new Vice President of Information Technology to lead the transformation and modernization of the Company's information systems, and a reduction in workforce primarily in its domestic operations to reduce operating expenses on an ongoing basis. This restructuring also included a plan for closure of the Company’s subsidiary in China, a commercial sales organization for the Company’s products in China. The Company expects to record a charge in the range of $385,000 to $535,000 in the third quarter of fiscal year 2020 as a result of the restructuring consisting primarily of hiring and relocation expenses and one-time termination benefits for employee severance and benefits. The majority of these expenses are expected to be paid during the third quarter of fiscal year 2020.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Company’s 2019 Annual Report to Stockholders contains management’s discussion and analysis of the Company’s financial condition and results of operations as of and for the year ended April 30, 2019. The following discussion and analysis describes material changes in the Company’s financial condition since April 30, 2019. The analysis of results of operations compares the three and six months ended October 31, 2019 with the comparable periods of the prior year.
Results of Operations
Sales for the quarter were $39,722,000, a 6.6% increase from sales of $37,278,000 in the comparable period of the prior year. Domestic sales for the quarter were $31,584,000, up 3.1% from sales of $30,622,000 in the comparable period of the prior year. International sales for the quarter were $8,138,000, up 22.3% from sales of $6,656,000 in the comparable period of the prior year.  The increase in Domestic sales for the quarter was a result of increased activity in the Company's direct sales markets offsetting weakness in dealer activity. International sales increased year over year as a result of continued deliveries of a large, strategic order in the Middle East.
Sales for the six months ended October 31, 2019 were $79,058,000, a 0.5% decrease from sales of $79,430,000 in the comparable period of the prior year. Domestic sales for the six-month period were $60,871,000, down 8.7% from sales of $66,692,000 in the comparable period of the prior year.  International sales for the quarter were $18,187,000, up 42.8% from sales of $12,738,000 in the comparable period of the prior year.
The Company’s order backlog was $92 million at October 31, 2019, as compared to $101 million at October 31, 2018, and $101 million at April 30, 2019. The Company continues to have a strong volume of outstanding quotations globally and is aggressively pursuing these projects.
The gross profit margin for the three months ended October 31, 2019 was 15.9% of sales, as compared to 20.6% of sales in the comparable quarter of the prior year. The gross profit margin for the six months ended October 31, 2019 was 16.8% of sales, as compared to 19.2% of sales in the comparable period of the prior year. The decrease in gross profit margin percentage for the three and six months ended October 31, 2019 was a result of a number of low margin orders that the Company aggressively pursued and secured over the past year, and a strategic Middle East order aggressively secured over two years ago at lower than normal margins.
Operating expenses for the three months ended October 31, 2019 were $6,355,000, or 16.0% of sales, as compared to $5,963,000, or 16.0% of sales, in the comparable period of the prior year. Operating expenses for the six months ended October 31, 2019 were $12,525,000, or 15.8% of sales, as compared to $11,726,000, or 14.8% of sales, in the comparable period of the prior year. The increase in operating expenses for the three and six months ended October 31, 2019 related primarily to higher operating costs in the international segment as the Company made investments in capabilities intended to strengthen its position in the India market.
Interest expense was $135,000 and $302,000 for the three and six months ended October 31, 2019, as compared to $91,000 and $182,000 for the comparable periods of the prior year. The changes in interest expense were primarily attributable to changes in borrowing levels.
Income tax expense of $2,003,000 and $388,000 was recorded for the three months ended October 31, 2019 and 2018, respectively. For the six months ended October 31, 2018 and 2019, income tax expense was $2,172,000 and $783,000, respectively. The effective tax rates were 1,267.7% and 22.0% for the three months ended October 31, 2019 and 2018, respectively. The effective tax rates were 428.4% and 21.4% for the six months ended October 31, 2019 and 2018, respectively. The increase in the effective tax rate for the three-month and six-month periods reflects the impact of foreign earnings which were taxed at different tax rates than the US tax rate of 21% and additional GILTI inclusion in the US.

As part the Company’s revised global treasury management strategy, the Company elected to amend the indefinite reinvestment of foreign unremitted earnings position set forth by ASC 740 and dissolve the indefinite reinvestment of unremitted earnings assertion for the Singapore, China, and Kewaunee Labway India Pvt. Ltd. international subsidiaries. Revoking this election provides the Company more flexibility in treasury management to invest in projects intended to improve the Company’s operating performance.
The Company included a Dividend Distribution Tax withholding expense, imposed by the India Income Tax Department, at a rate of 20.6% for the three and six months ended October 31, 2019. This expense was comprised of $353,000 of taxes paid for the Kewaunee Labway India Pvt. Ltd. dividend distribution that was paid to the parent company and a $1,730,000 deferred tax liability for the global tax exposure related to all remaining historical unremitted earnings of these international subsidiaries as of October 31, 2019. The Company will record the Dividend Distribution Tax on all future Kewaunee Labway India Pvt. Ltd. earnings at an estimated rate of 20.6% in addition to the corporate income taxes.
Noncontrolling interests related to the Company’s subsidiaries not 100% owned by the Company reduced net earnings by $17,000 and $42,000 for the three and six months ended October 31, 2019, respectively, as compared to $40,000 and $49,000 for the comparable periods of the prior year. The change in the net earnings attributable to the noncontrolling interest in the current period was due to changes in earnings of the subsidiary in the related period.
Net loss was $2,178,000, or $0.79 per diluted share, for the three months ended October 31, 2019, compared to net earnings of $1,332,000, or $0.48 per diluted share, in the prior year period. Net loss of $1,707,000, or $0.62 per diluted share, were reported for the six months ended October 31, 2019, compared to net earnings of $2,821,000, or $1.01 per diluted share, in the prior year period.
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
The Company had working capital of $30,841,000 at October 31, 2019, compared to $32,624,000 at April 30, 2019. The ratio of current assets to current liabilities was 2.0-to-1.0 at October 31, 2019, compared to 2.0-to-1.0 at April 30, 2019. At October 31, 2019, advances of $6.8 million were outstanding under the Company’s bank revolving credit facility, compared to advances of $9.5 million outstanding as of April 30, 2019. The Company had standby letters of credit outstanding of $344,000 at October 31, 2019 compared to standby letters of credit outstanding of $5.2 million at April 30, 2019. Amounts available under the $20 million revolving credit facility were $12.9 million and $5.3 million at October 31, 2019 and April 30, 2019, respectively. Total borrowings and interest rate swaps were $6.9 million at October 31, 2019, compared to $10.9 million at April 30, 2019. As previously reported in the reports on Form 8-K filed by the Company on June 21, 2019 and July 11, 2019, and in Note 4 of the Notes to the Consolidated Financial Statements included in the Company's 2019 Annual Report on Form 10-K, during the six months ended October 31, 2019, the Company amended its credit facility and entered into a restated security agreement.
In September 2019, the Company paid off its term loan and terminated its interest rate swap agreements.  On December 13, 2019, the Company entered into an amendment to the Loan Agreement and the Line of Credit to effect a change to an asset based lending arrangement based on eligible accounts receivable and inventory, with the available amount not to exceed $20 million through January 31, 2020, and with such maximum amount reduced to $15 million thereafter. This amendment replaced the prior financial covenants with new financial covenants, including minimum monthly liquidity and EBITDA requirements.  Additionally, a requirement for the repatriation of foreign cash and restrictions on the payments of dividends was added.  At October 31, 2019, the Company was in compliance with all of the then-applicable financial covenants of the agreement.
The Company’s operations provided cash of $4,496,000 during the six months ended October 31, 2019. Cash was provided primarily by operations and decreases in receivables of $1,171,000 and inventory of $2,428,000. During the six months ended October 31, 2019, the Company used net cash of $715,000 in investing activities, all of which was used for capital expenditures. The Company’s financing activities used cash of $5,174,000 during the six months ended October 31, 2019, primarily for reductions in short-term borrowings of $2,753,000, cash dividends of $1,045,000 paid to stockholders, cash dividends paid to minority interest holders of $89,000 and repayments of $1,273,000 of long-term debt.
Outlook

The Company’s ability to predict future demand for its products continues to be limited given its role as subcontractor or supplier to dealers for subcontractors. Demand for the Company’s products is also dependent upon the number of laboratory construction projects planned and/or current progress in projects already under construction. The Company’s earnings are also impacted by fluctuations in prevailing pricing for projects in the laboratory construction marketplace and increased costs of raw materials, including stainless steel, wood, and epoxy resin, and whether the Company is able to increase product prices to customers in amounts that correspond to such increases without materially and adversely affecting sales. Additionally, since prices are normally quoted on a firm basis in the industry, the Company bears the burden of possible increases in labor and material costs between the quotation of an order and delivery of a product. Looking forward, the third quarter is typically the Company's most challenging quarter as there are fewer manufacturing days than other quarters due to the holidays in the United States and construction projects generally slow down at the end of the calendar year. Our goal is to ensure that the Company's fourth quarter production load is full in order to operate our manufacturing facilitates efficiently, which in turn should drive recovery in profitability.

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
(a) Evaluation of disclosure controls and procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 31, 2019. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of October 31, 2019, the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that all material information required to be filed in this quarterly report is made known to them by others within the Company and its subsidiaries.
(b) Changes in internal controls
There was no significant change in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.	Exhibits

10.1
Eighth Amendment to Credit and Security Agreement and Fourth Amendment to Revolving Line of Credit Note dated as of December 13, 2019 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on December 16, 2019).

10.83*	Employment Agreement dated as of October 28, 2019 between Kewaunee Scientific Corporation and Mandar Ranade.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* The referenced exhibit is a management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEWAUNEE SCIENTIFIC CORPORATION (Registrant)

Date: December 16, 2019	By	/s/ Donald T. Gardner III
Donald T. Gardner III
(As duly authorized officer and Vice President, Finance and Chief Financial Officer)