Form 10-Q
period 2020-01-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2020-03-13
CIK 55529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 10, 2020, the registrant had outstanding 2,750,581 shares of Common Stock.

KEWAUNEE SCIENTIFIC CORPORATION
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2020

i

Part 1. Financial Information

Item 1.	Financial Statements

Kewaunee Scientific Corporation
Condensed Consolidated Statements of Operations
(Unaudited)
($ and shares in thousands, except per share amounts)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2020	2019	2020	2019
Net sales	$34,225	$32,372	$113,283	$111,802
Cost of products sold	28,947	27,142	94,743	91,325
Gross profit	5,278	5,230	18,540	20,477
Operating expenses	7,350	5,232	19,875	16,810
Operating earnings (loss)	(2,072)	(2)	(1,335)	3,667
Other income (loss)	(29)	113	43	279
Interest expense, net	(150)	(76)	(452)	(258)
Earnings (loss) before income taxes	(2,251)	35	(1,744)	3,688
Income tax expense (benefit)	(350)	20	1,822	803
Net earnings (loss)	(1,901)	15	(3,566)	2,885
Less: net earnings attributable to the noncontrolling interest	17	37	59	86
Net earnings (loss) attributable to Kewaunee Scientific Corporation	$(1,918)	$(22)	$(3,625)	$2,799
Net earnings (loss) per share attributable to Kewaunee Scientific Corporation stockholders
Basic	$(0.70)	$(0.01)	$(1.32)	$1.02
Diluted	$(0.70)	$(0.01)	$(1.32)	$1.00
Weighted average number of common shares outstanding
Basic	2,750	2,744	2,750	2,741
Diluted	2,750	2,794	2,750	2,799

See accompanying notes to condensed consolidated financial statements.

Kewaunee Scientific Corporation
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
($ in thousands)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2020	2019	2020	2019
Net earnings (loss)	$(1,901)	$15	$(3,566)	$2,885
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(26)	496	(9)	(617)
Change in fair value of cash flow hedge	—	(1)	1	4
Other comprehensive income (loss)	(26)	495	(8)	(613)
Comprehensive income (loss), net of tax	(1,927)	510	(3,574)	2,272
Less: comprehensive income attributable to the noncontrolling interest	17	37	59	86
Comprehensive income (loss) attributable to Kewaunee Scientific Corporation	$(1,944)	$473	$(3,633)	$2,186

See accompanying notes to condensed consolidated financial statements.

Kewaunee Scientific Corporation
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
($ in thousands, except share and per share amounts)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at April 30, 2019	$6,875	$3,133	$(53)	$43,552	$(6,407)	$47,100
Net earnings attributable to Kewaunee Scientific Corporation	—	—	—	471	—	471
Other comprehensive income	—	—	—	—	195	195
Cash dividends paid, $0.19 per share	—	—	—	(522)	—	(522)
Stock based compensation	9	51	—	—	—	60
Balance at July 31, 2019	$6,884	$3,184	$(53)	$43,501	$(6,212)	$47,304
Net earnings (loss) attributable to Kewaunee Scientific Corporation	—	—	—	(2,178)	—	(2,178)
Other comprehensive income	—	—	—	—	(177)	(177)
Cash dividends paid, $0.19 per share	—	—	—	(523)	—	(523)
Stock based compensation	—	42	—	—	—	42
Balance at October 31, 2019	$6,884	$3,226	$(53)	$40,800	$(6,389)	$44,468
Net earnings (loss) attributable to Kewaunee Scientific Corporation	—	—	—	(1,918)	—	(1,918)
Other comprehensive income	—	—	—	—	(26)	(26)
Stock options exercised 2,300 shares	1	(1)	—	—	—	—
Stock based compensation	—	125	—	—	—	125
Balance at January 31, 2020	$6,885	$3,350	$(53)	$38,882	$(6,415)	$42,649

See accompanying notes to condensed consolidated financial statements.

Kewaunee Scientific Corporation
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
($ in thousands, except share and per share amounts)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at April 30, 2018	$6,841	$3,006	$(53)	$43,836	$(5,900)	$47,730
Net earnings attributable to Kewaunee Scientific Corporation	—	—	—	1,489	—	1,489
Other comprehensive loss	—	—	—	—	(384)	(384)
Cash dividends paid, $0.17 per share	—	—	—	(465)	—	(465)
Stock options exercised, 9,250 shares	13	(13)	—	—	—	—
Stock based compensation	7	99	—	—	—	106
Cumulative adjustment for ASC 606, net of tax	—	—	—	217	—	217
Balance at July 31, 2018	$6,861	$3,092	$(53)	$45,077	$(6,284)	$48,693
Net earnings attributable to Kewaunee Scientific Corporation	$—	$—	$—	$1,332	$—	$1,332
Other comprehensive loss	—	—	—	—	(724)	(724)
Cash dividends paid, $0.19 per share	—	—	—	(521)	—	(521)
Stock options exercised, 5,800 shares	8	(8)	—	—	—	—
Stock based compensation	—	140	—	—	—	140
Balance at October 31, 2018	$6,869	$3,224	$(53)	$45,888	$(7,008)	$48,920
Net earnings attributable to Kewaunee Scientific Corporation	$—	$—	$—	$(22)	$—	$(22)
Other comprehensive loss	—	—	—	—	495	495
Cash dividends paid, $0.19 per share	—	—	—	(521)	—	(521)
Stock based compensation	—	118	—	—	—	118
Balance at January 31, 2019	$6,869	$3,342	$(53)	$45,345	$(6,513)	$48,990

See accompanying notes to condensed consolidated financial statements.

Kewaunee Scientific Corporation
Condensed Consolidated Balance Sheets
($ and shares in thousands, except per share amounts)

	January 31, 2020	April 30, 2019
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$3,554	$10,647
Restricted cash	2,509	509
Receivables, less allowance; $647; $361, on each respective date	27,409	33,259
Inventories	15,246	17,206
Prepaid expenses and other current assets	4,503	3,736
Total Current Assets	53,221	65,357
Property, plant and equipment, at cost	58,007	56,676
Accumulated depreciation	(42,102)	(40,214)
Net Property, Plant and Equipment	15,905	16,462
Right of use assets	11,130	—
Deferred income taxes	773	1,829
Other assets	3,332	3,575
Total Other Assets	15,235	5,404
Total Assets	$84,361	$87,223
Liabilities and Stockholders’ Equity
Current Liabilities:
Short-term borrowings and interest rate swaps	$4,017	$9,513
Current portion of long-term debt	—	1,167
Current portion of capital lease liability	19	17
Current portion of operating lease liabilities	2,088	—
Accounts payable	11,661	15,190
Employee compensation and amounts withheld	3,511	3,737
Deferred revenue	1,800	1,599
Other accrued expenses	2,400	1,510
Total Current Liabilities	25,496	32,733
Long-term debt	—	97
Long-term portion of capital lease liability	118	132
Long-term portion of operating lease liabilities	8,887	—
Accrued pension and deferred compensation costs	5,880	5,878
Other non-current liabilities	1,031	680
Total Liabilities	41,412	39,520
Commitments and Contingencies
Stockholders’ Equity:
Common stock, $2.50 par value, Authorized – 5,000 shares; Issued – 2,754 shares; 2,750 shares; – Outstanding – 2,751 shares; 2,747 shares, on each respective date	6,885	6,875
Additional paid-in-capital	3,350	3,133
Retained earnings	38,882	43,552
Accumulated other comprehensive loss	(6,415)	(6,407)
Common stock in treasury, at cost, 3 shares, on each date	(53)	(53)
Total Kewaunee Scientific Corporation Stockholders’ Equity	42,649	47,100
Noncontrolling interest	300	603
Total Stockholders’ Equity	42,949	47,703
Total Liabilities and Stockholders’ Equity	$84,361	$87,223
See accompanying notes to condensed consolidated financial statements.

Kewaunee Scientific Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)
($ in thousands)

	Nine Months Ended January 31,
	2020	2019
Cash flows from operating activities:
Net earnings (loss)	$(3,566)	$2,885
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	1,927	1,908
Bad debt provision	321	57
Stock based compensation expense	241	393
Provision for deferred income taxes	1,056	355
Change in assets and liabilities:
Receivables	5,530	4,674
Inventories	1,959	990
Accounts payable and other accrued expenses	(2,512)	(4,879)
Deferred revenue	201	(434)
Other, net	(546)	(1,415)
Net cash provided by operating activities	4,611	4,534
Cash flows from investing activities:
Capital expenditures	(1,371)	(2,290)
Net cash used in investing activities	(1,371)	(2,290)
Cash flows from financing activities:
Dividends paid	(1,045)	(1,507)
Dividends paid to noncontrolling interest in subsidiaries	(324)	(51)
Proceeds from short-term borrowings	44,958	46,103
Repayments on short-term borrowings	(50,454)	(44,870)
Payments on long-term debt and lease obligations	(1,277)	(880)
Net proceeds from exercise of stock options	(14)	(29)
Net cash used in financing activities	(8,156)	(1,234)
Effect of exchange rate changes on cash and cash equivalents	(177)	(591)
Increase (decrease) in cash, cash equivalents and restricted cash	(5,093)	419
Cash, cash equivalents and restricted cash, beginning of period	11,156	10,958
Cash, cash equivalents and restricted cash, end of period	$6,063	$11,377

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

B. Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less. During the periods ended January 31, 2020 and April 30, 2019, the Company had cash deposits in excess of FDIC insured limits. The Company has not experienced any losses from such deposits. Restricted cash includes bank deposits of subsidiaries used for performance guarantees against customer orders.
In accordance with ASU 2016-18, Statement of Cash Flows: Restricted Cash, the Company includes restricted cash along with the cash balance for presentation in the condensed consolidated statements of cash flows. The reconciliation between the condensed consolidated balance sheet and the condensed consolidated statement of cash flows is as follows:

	January 31, 2020	April 30, 2019
Cash and cash equivalents	$3,554	$10,647
Restricted cash	2,509	509
Total cash, cash equivalents and restricted cash	$6,063	$11,156

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
Disaggregated Revenue
A summary of net sales transferred to customers at a point in time and over time for the periods ended January 31, 2020 and January 31, 2019 is as follows (in thousands):

	Three Months Ended January 31, 2020			Three months ended January 31, 2019
	Domestic	International	Total	Domestic	International	Total
Over Time	$25,107	$7,526	$32,633	$24,414	$7,155	$31,569
Point in Time	1,592	—	1,592	803	—	803
	$26,699	$7,526	$34,225	$25,217	$7,155	$32,372

	Nine Months Ended January 31, 2020			Nine Months Ended January 31, 2019
	Domestic	International	Total	Domestic	International	Total
Over Time	$83,292	$25,713	$109,005	$86,973	$19,893	$106,866
Point in Time	4,278	—	4,278	4,936	—	4,936
	$87,570	$25,713	$113,283	$91,909	$19,893	$111,802
Contract Balances
The closing and opening balances of contract assets arising from contracts with customers which were recorded as unbilled receivables were $4,673,000 at January 31, 2020 and $4,589,000 at April 30, 2019. The closing and opening balances of contract liabilities arising from contracts with customers were $1,800,000 at January 31, 2020 and $1,599,000 at April 30, 2019. The timing of revenue recognition, billings and cash collections results in accounts receivable, unbilled receivables, and deferred revenue which are disclosed in the condensed consolidated balance sheets and in the notes to the condensed consolidated financial statements. In general, the Company receives payments from customers based on a billing schedule established in its contracts. Unbilled receivables represent amounts earned which have not yet been billed in accordance with contractually stated billing terms. Receivables are recorded when the right to consideration becomes unconditional and the Company has a right to invoice the customer. Deferred revenue relates to payments received in advance of performance under the contract. Deferred revenue is recognized as revenue as (or when) the Company performs under the contract. Approximately all of the contract liability balances at April 30, 2019 and January 31, 2020 are expected to be recognized as revenue during the respective succeeding 12 months.
D. Inventories
The Company measures inventory using the first-in, first-out ("FIFO") method at the lower of cost and net realizable value. Inventories consisted of the following (in thousands):

	January 31, 2020	April 30, 2019
Finished products	$3,135	$4,139
Work in process	1,796	2,179
Raw materials	10,315	10,888
	$15,246	$17,206
The Company’s International subsidiaries’ inventories were $2,012,000 at January 31, 2020 and $1,863,000 at April 30, 2019 and are included in the above tables.

E. Fair Value of Financial Instruments
The Company’s financial instruments consist primarily of cash and equivalents, mutual funds, cash surrender value of life insurance policies, term loans and short-term borrowings. The carrying value of these assets and liabilities approximates their fair value. The following tables summarize the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of January 31, 2020 and April 30, 2019 (in thousands):

	January 31, 2020
Financial Assets	Level 1	Level 2	Total
Trading securities held in non-qualified compensation plans (1)	$2,749	$—	$2,749
Cash surrender value of life insurance policies (1)	—	76	76
Total	$2,749	$76	$2,825
Financial Liabilities
Non-qualified compensation plans (2)	$—	$3,182	$3,182
Total	$—	$3,182	$3,182

	April 30, 2019
Financial Assets	Level 1	Level 2	Total
Trading securities held in non-qualified compensation plans (1)	$3,057	$—	$3,057
Cash surrender value of life insurance policies (1)	—	76	76
Total	$3,057	$76	$3,133
Financial Liabilities
Non-qualified compensation plans (2)	$—	$3,519	$3,519
Interest rate swap derivatives	—	1	1
Total	$—	$3,520	$3,520

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

G. Long-term Debt and Other Credit Arrangements

At January 31, 2020, advances of $3.3 million were outstanding under the Company’s revolving credit facility, compared to advances of $9.5 million outstanding as of April 30, 2019. The Company had standby letters of credit outstanding of $344,000 at January 31, 2020 compared to standby letters of credit outstanding of $5.2 million at April 30, 2019. Amounts available under the revolving credit facility were $10.2 million and $5.3 million at January 31, 2020 and April 30, 2019, respectively.

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

In September 2019, the Company paid off its term loan and terminated its interest rate swap agreements. On December 13, 2019, the Company entered into an amendment to the Loan Agreement and the Line of Credit to effect a change to an asset based lending arrangement based on eligible accounts receivable and inventory, with the available amount not to exceed $20 million through January 31, 2020, and with such maximum amount reduced to $15 million thereafter. This amendment replaced the prior financial covenants with new financial covenants, including minimum monthly liquidity and EBITDA requirements. Additionally, a requirement for the repatriation of foreign cash and restrictions on the payment of dividends were added. At January 31, 2020, the Company was in compliance with all of the then-applicable financial covenants of the agreement.

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
The Company has operating type leases for real estate and equipment in both the U.S. and internationally and a financing lease for a truck in the U.S. At January 31, 2020, ROU assets totaled $11,130,000. Included in the ROU assets was a finance lease with a net value of $129,000 with accumulated amortization totaling $30,000. Operating cash paid to settle lease liabilities was $486,000 for the three months ended January 31, 2020. The Company’s leases have remaining lease terms of up to 10 years. In addition, some of the leases may include options to extend the leases for up to 5 years or options to terminate the leases within 1 year. Operating lease expense was $645,000 for the three months ended January 31, 2020, inclusive of period cost for short-term leases, not included in lease liabilities, of $215,000. Operating lease expense was $1,770,000 for the nine months ended January 31, 2020, inclusive of period cost for short-term leases, not included in lease liabilities, of $673,000.
At January 31, 2020, the weighted average remaining lease term for the capitalized operating leases was 7.0 years and the weighted average discount rate was 4.1%. For finance leases, the weighted average remaining lease term was 5.7 years and the weighted average discount rate was 10.0%. As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable.

The table sets forth below the future minimum lease payments of non-cancelable leases as of January 31, 2020:

	Operating	Financing
Remainder of fiscal 2020	$628	$8
2021	2,351	32
2022	2,051	32
2023	1,516	32
2024	1,234	31
Thereafter	5,141	42
Total Minimum Lease Payments	$12,921	$177
Imputed Interest	(1,946)	(42)
Total	$10,975	$135
I. Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the assumed exercise of outstanding options and the conversion of restricted stock units (“RSUs”) under the Company’s various stock compensation plans, except when RSUs and options have an antidilutive effect. There were 95,906 antidilutive RSUs and options outstanding at January 31, 2020. There were no antidilutive RSUs or options outstanding at January 31, 2019. The following is a reconciliation of basic to diluted weighted average common shares outstanding (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2020	2019	2020	2019

Basic	2,750	2,744	2,750	2,741
Dilutive effect of stock options and RSUs	—	50	—	58
Weighted average common shares outstanding - diluted	2,750	2,794	2,750	2,799
J. Stock Options and Share-based Compensation
Compensation costs related to stock options and other stock awards granted by the Company are charged against operating expenses during their vesting period, under ASC 718, “Compensation-Stock Compensation”. The Company granted 36,534 RSUs under the 2017 Omnibus Incentive Plan in June 2019. The RSUs include both a service and a performance component, vesting over a three-year period. The recognized expense is based upon the vesting period for service criteria and estimated attainment of the performance criteria at the end of the three-year period, based on the ratio of cumulative days incurred to total days over the three-year period. The Company recorded share-based compensation expense during the three and nine months ended January 31, 2020 of $126,000 and $208,000, respectively, with the remaining estimated share-based compensation expense of $478,000 to be recorded over the remaining vesting periods.
K. Income Taxes
An income tax benefit of $350,000 and an income tax expense of $20,000 was recorded for the three months ended January 31, 2020 and 2019, respectively. Income tax expense of $1,822,000 and $803,000 was recorded for the nine months ended January 31, 2020 and 2019, respectively. The effective tax rates were 15.5% and 57.1% for the three months ended January 31, 2020 and 2019, respectively. The effective tax rates were 104.5% and 21.8% for the nine months ended January 31, 2020 and 2019, respectively. The decrease in the effective tax rate for the three-month period is primarily due to the reduced federal tax liability which was a result of lower foreign subsidiary income inclusions and the recognition of the impact of the Company's assertion regarding the reinvestment of foreign unremitted earnings in the second quarter. The increase for the nine-month period is primarily due to the change in the Company’s assertion regarding the reinvestment of foreign unremitted earnings, the impact of foreign earnings, which are taxed at different tax rates than the US tax rate of 21%, and additional Global Intangible Low-Taxed Income ("GILTI") inclusion in the US.
Effective August 1, 2019, the Company elected to amend the indefinite reinvestment of foreign unremitted earnings position set forth by ASC 740-30-25-17 and dissolve the indefinite reinvestment of unremitted earnings assertion for the Singapore, China, and Kewaunee Labway India Pvt. Ltd. international subsidiaries.

The Company recorded a Dividend Distribution Tax withholding expense, imposed by the India Income Tax Department at a rate of 20.6%, in the amounts of $50,000 and $2,214,000 for the three and nine months ended January 31, 2020, respectively, related to the unremitted earnings of the subsidiaries paid to the parent company. The Company continues to include a deferred tax liability of $1,103,000 for unremitted earnings of the international subsidiaries as of January 31, 2020. The Company recorded all deferred tax assets and liabilities related to its outside basis differences in its foreign subsidiaries consistent with ASC 740.
L. Defined Benefit Pension Plans
The Company has non-contributory defined benefit pension plans covering substantially all domestic salaried and hourly employees. These plans were amended as of April 30, 2005; no further benefits have been, or will be, earned under the plans, subsequent to the amendment date, and no additional participants will be added to the plans. There were no Company contributions paid to the plans during the three and nine months ended January 31, 2020, and the Company does not expect any contributions to be paid during the remainder of the fiscal year. Contributions of $1,000,000 were paid to the plans during the nine months ended January 31, 2019. The Company assumed an expected long-term rate of return of 7.75% for the periods ended January 31, 2020 and January 31, 2019. Pension expense consisted of the following (in thousands):

	Three Months Ended January 31, 2020	Three Months Ended January 31, 2019
Service cost	$0	$0
Interest cost	208	214
Expected return on plan assets	(355)	(362)
Recognition of net loss	260	221
Net periodic pension expense	$113	$73

	Nine Months Ended January 31, 2020	Nine Months Ended January 31, 2019
Service cost	$0	$0
Interest cost	624	644
Expected return on plan assets	(1,065)	(1,086)
Recognition of net loss	780	663
Net periodic pension expense	$339	$221
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
The following tables provide financial information by business segments for the periods ended January 31, 2020 and 2019 (in thousands):

	Domestic Operations	International Operations	Corporate / Eliminations	Total
Three months ended January 31, 2020
Revenues from external customers	$26,699	$7,526	$—	$34,225
Intersegment revenues	302	659	(961)	—
Earnings (loss) before income taxes	$(867)	$513	$(1,897)	$(2,251)
Three months ended January 31, 2019
Revenues from external customers	$25,217	$7,155	$—	$32,372
Intersegment revenues	612	2,135	(2,747)	—
Earnings (loss) before income taxes	$60	$1,020	$(1,045)	$35

	Domestic Operations	International Operations	Corporate / Eliminations	Total
Nine months ended January 31, 2020
Revenues from external customers	$87,570	$25,713	$—	$113,283
Intersegment revenues	3,388	2,142	(5,530)	—
Earnings (loss) before income taxes	$1,439	$1,622	$(4,805)	$(1,744)
Nine months ended January 31, 2019
Revenues from external customers	$91,909	$19,893	$—	$111,802
Intersegment revenues	1,490	3,969	(5,459)	—
Earnings (loss) before income taxes	$6,005	$2,174	$(4,491)	$3,688
N. Reclassifications
During the second quarter of fiscal year 2019, the Company changed its method of accounting for its Domestic segment’s inventory from the LIFO method to the FIFO method.  The Company reclassified certain amounts in the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive income, the condensed consolidated statements of stockholders’ equity and the condensed consolidated statements of cash flows for the nine-month period ended January 31, 2019 to conform to the current period format.
O. New Accounting Standards
On December 18, 2019, the FASB issued Accounting Standard Update (ASU) 2019-12: Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. Also, the amendments simplify the accounting for income taxes by requiring the following: (1) that an entity recognize a franchise tax that is partially based on income in accordance with Topic 740 and account for any incremental amount incurred as a non-income-based tax; and (2) that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that included the enactment date. For public companies, these amendments are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We are currently evaluating the impact the adoption of this guidance may have on the Company’s condensed consolidated financial statements.
In February 2016, the FASB issued ASU 2016-2, “Leases.” This guidance establishes a ROU model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company adopted this standard effective May 1, 2019. See Note H for a discussion of the impact of adoption of this standard.
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

P. Restructuring Costs
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
For the three months ended January 31, 2020, the Company incurred restructuring expenses of $628,000. The domestic restructuring expenses of $374,000 consisted primarily of severance and expenses related to hiring and relocation of the new Vice President of Information Technology. For the three months ended January 31, 2020, the Company incurred expenses in its international operations related to the closure of the China subsidiary of $254,000, which consisted primarily of bad debt expenses of $220,000 with a concurring increase in the Company’s allowance for doubtful accounts and severance expenses. The Company reflected substantially all the expenses as operating expenses in the condensed statement of operations and recorded $117,000 of accrued employee compensation liabilities related to severance agreements in the condensed consolidated balance sheets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Company’s 2019 Annual Report to Stockholders contains management’s discussion and analysis of the Company’s financial condition and results of operations as of and for the year ended April 30, 2019. The following discussion and analysis describes material changes in the Company’s financial condition since April 30, 2019. The analysis of results of operations compares the three and nine months ended January 31, 2020 with the comparable periods of the prior year.
Results of Operations
Sales for the quarter were $34,225,000, a 5.7% increase from sales of $32,372,000 in the comparable period of the prior year. Domestic sales for the quarter were $26,699,000, up 5.9% from sales of $25,217,000 in the comparable period of the prior year. International sales for the quarter were $7,526,000, up 5.2% from sales of $7,155,000 in the comparable period of the prior year.  The increase in Domestic sales for the quarter was a result of increased activity in the Company’s dealer and distribution sales channels. International sales increased year over year as a result of continued deliveries of a large order in the Middle East market.
Sales for the nine months ended January 31, 2020 were $113,283,000, a 1.3% increase from sales of $111,802,000 in the comparable period of the prior year. Domestic sales for the nine-month period were $87,570,000, down 4.7% from sales of $91,909,000 in the comparable period of the prior year.  International sales for the period were $25,713,000, up 29.3% from sales of $19,893,000 in the comparable period of the prior year.
The Company’s order backlog was $93 million at January 31, 2020, as compared to $96 million at January 31, 2019, and $101 million at April 30, 2019. The Company continues to have a strong volume of outstanding quotations globally and is aggressively pursuing these projects.
The gross profit margin for the three months ended January 31, 2020 was 15.4% of sales, as compared to 16.2% of sales in the comparable quarter of the prior year. The gross profit margin for the nine months ended January 31, 2020 was 16.4% of sales, as compared to 18.3% of sales in the comparable period of the prior year. The decrease in gross profit margin percentage for the three and nine months ended January 31, 2020 was a result of a number of low margin orders that the Company aggressively pursued and secured over the past year, and a strategic Middle East order aggressively secured over two years ago at lower than normal margins.
Operating expenses for the three months ended January 31, 2020 were $7,350,000, or 21.5% of sales, as compared to $5,232,000, or 16.2% of sales, in the comparable period of the prior year. Operating expenses for the nine months ended January 31, 2020 were $19,875,000, or 17.5% of sales, as compared to $16,810,000, or 15.0% of sales, in the comparable period of the prior year. The increase in operating expenses for the three months ended January 31, 2020 related primarily to $559,000 of restructuring costs (see Note P.), $288,000 in marketing expenses, $230,000 in administration wages and benefits, $150,000 in recruitment and relocation expenses, and a $128,000 increase in international operating expenses. Also impacting the increase in operating expenses is an incentive compensation expense of $147,000 as compared to a credit of $309,000 for the three months ended January 31, 2019.

The increase in operating expenses for the nine months ended January 31, 2020 related primarily to $559,000 of restructuring costs, and increases of $299,000 in incentive compensation expense, $569,000 in marketing expenses, $633,000 in administration wages and benefits, $173,000 in recruitment and relocation expenses, and a $916,000 increase in international operating expenses as the Company made investments in capabilities to strengthen its position in the India market.
In December 2019, the Company initiated a restructuring plan, which consisted of a reduction in workforce and a plan to close the Company’s subsidiary in China, a commercial sales organization for the Company’s products in China as discussed in Note P.  The Company expects these measures to produce future estimated cost savings between $1.0 million and $1.3 million based on an annual run rate basis.
Interest expense was $150,000 and $452,000 for the three and nine months ended January 31, 2020, as compared to $76,000 and $258,000 for the comparable periods of the prior year. The changes in interest expense were primarily attributable to changes in borrowing levels.
An income tax benefit of $350,000 and an income tax expense of $20,000 was recorded for the three months ended January 31, 2020 and 2019, respectively. For the nine months ended January 31, 2020 and 2019, income tax expense was $1,822,000 and $803,000, respectively. The effective tax rates were 15.5% and 57.1% for the three months ended January 31, 2020 and 2019, respectively. The decrease in the effective tax rate for the three-month period is primarily due to the reduced federal tax liability which is a result of lower foreign subsidiary income inclusions. The increase in the tax expense for the nine-month period is primarily due to the change in the Company’s assertion regarding the reinvestment of foreign unremitted earnings, the impact of foreign earnings, which are taxed at different tax rates than the US tax rate of 21%, and additional Global Intangible Low-Taxed Income ("GILTI") inclusion in the US.
As part of the Company’s revised global treasury management strategy, the Company elected to amend the indefinite reinvestment of foreign unremitted earnings position set forth by ASC 740 and dissolve the indefinite reinvestment of unremitted earnings assertion for the Singapore, China, and Kewaunee Labway India Pvt. Ltd. international subsidiaries. Revoking this election provides the Company with more flexibility in treasury management to invest in projects intended to improve the Company’s operating performance. As a result of the revocation of this election, the Company recorded a Dividend Distribution Tax withholding expense, imposed by the India Income Tax Department at a rate of 20.6%, in the amounts of $50,000 and $2,214,000 for the three and nine months ended January 31, 2020, respectively, related to the unremitted earnings of the subsidiary.
Noncontrolling interests related to the Company’s subsidiaries not 100% owned by the Company reduced net earnings by $17,000 and $59,000 for the three and nine months ended January 31, 2020, respectively, as compared to $37,000 and $86,000 for the comparable periods of the prior year. The change in the net earnings attributable to the noncontrolling interest in the current period was due to changes in earnings of the subsidiary in the related period.
Net loss was $1,918,000, or $0.70 per diluted share, for the three months ended January 31, 2020, compared to a net loss of $22,000, or $0.01 per diluted share, in the prior year period. Net losses of $3,625,000, or $1.32 per diluted share, were reported for the nine months ended January 31, 2020, compared to net earnings of $2,799,000, or $1.00 per diluted share, in the prior year period.
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
The Company had working capital of $27,725,000 at January 31, 2020, compared to $32,624,000 at April 30, 2019. The ratio of current assets to current liabilities was 2.1-to-1.0 at January 31, 2020, compared to 2.0-to-1.0 at April 30, 2019. At January 31, 2020, advances of $4.0 million were outstanding under the Company’s credit facilities, compared to advances of $9.5 million outstanding as of April 30, 2019. The Company had standby letters of credit outstanding of $344,000 at January 31, 2020 compared to standby letters of credit outstanding of $5.2 million at April 30, 2019. Amounts available under the revolving credit facility were $10.2 million and $5.3 million at January 31, 2020 and April 30, 2019, respectively. Total borrowings and interest rate swaps were $4.2 million at January 31, 2020, compared to $10.9 million at April 30, 2019. As previously reported in the reports on Form 8-K filed by the Company on June 21, 2019 and July 11, 2019, and in Note 4 of the Notes to the Consolidated Financial Statements included in the Company's 2019 Annual Report on Form 10-K, the Company amended its credit facility and entered into a restated security agreement.

In September 2019, the Company paid off its term loan and terminated its interest rate swap agreements.  On December 13, 2019, the Company entered into an amendment to the Loan Agreement and the Line of Credit to effect a change to an asset based lending arrangement based on eligible accounts receivable and inventory, with the available amount not to exceed $20 million through January 31, 2020, and with such maximum amount reduced to $15 million thereafter. This amendment replaced the prior financial covenants with new financial covenants, including minimum monthly liquidity and EBITDA requirements.  Additionally, a requirement for the repatriation of foreign cash and restrictions on the payments of dividends was added.  At January 31, 2020, the Company was in compliance with all of the then-applicable financial covenants of the agreement.
The Company’s operations provided cash of $4,611,000 during the nine months ended January 31, 2020. Cash was provided primarily by decreases in receivables of $5,530,000 and inventory of $1,959,000, partially offset by an decrease in accounts payable and other accrued expenses of $2,512,000. During the nine months ended January 31, 2020, the Company used net cash of $1,371,000 in investing activities, all of which was used for capital expenditures. The Company’s financing activities used cash of $8,156,000 during the nine months ended January 31, 2020, primarily for reductions in short-term borrowings of $5,496,000, cash dividends of $1,045,000 paid to stockholders, cash dividends paid to minority interest holders of $324,000 and repayments of $1,277,000 of long-term debt.
Outlook
The Company’s ability to predict future demand for its products continues to be limited given its role as subcontractor or supplier to dealers for subcontractors. Demand for the Company’s products is also dependent upon the number of laboratory construction projects planned and/or current progress in projects already under construction. The Company’s earnings are also impacted by fluctuations in prevailing pricing for projects in the laboratory construction marketplace and increased costs of raw materials, including stainless steel, wood, and epoxy resin, and whether the Company is able to increase product prices to customers in amounts that correspond to such increases without materially and adversely affecting sales. Additionally, since prices are normally quoted on a firm basis in the industry, the Company bears the burden of possible increases in labor and material costs between the quotation of an order and delivery of a product. Looking forward, we continue to focus on improving profitability through both short-term and long-term actions. These include the restructuring plan initiated and substantially completed during the third quarter, as well as a multi-year plan to invest in our manufacturing capabilities and information technology platform to improve our competitiveness. For the fourth quarter, our focus is on ensuring that our domestic production load is as full as possible and having our manufacturing facilities operating efficiently, with the goal of achieving a recovery in profitability.

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

(a) Evaluation of disclosure controls and procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of January 31, 2020. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of January 31, 2020, the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that all material information required to be filed in this quarterly report is made known to them by others within the Company and its subsidiaries.
(b) Changes in internal controls
There was no significant change in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
Other than as set forth below, as of January 31, 2020 there have been no material changes to the risk factors faced by the Company from those previously disclosed in our Annual Report on Form 10-K for the year ended April 30, 2019.
The coronavirus outbreak has the potential to cause a disruption in our manufacturing operations and supply chain.

The global spread of the coronavirus could impact our access to certain job sites, project schedules, and our ability to deliver and install our products where the Company has a performance obligation for this service. In addition, we rely on a skilled workforce to manufacture our products in the United States and India. The spread of the coronavirus in these specific countries could negatively impact our employees, resulting in labor shortages impacting our manufacturing output which could adversely affect our financial condition and results of operations.

We source certain key supplies used in the manufacture of our products solely from China. Due to the coronavirus outbreak in China, our business could be adversely affected if we are unable to procure adequate quantities of these key materials from our suppliers based in China. We are always evaluating our suppliers and alternative sources. If we experience a shortage of supplies and are unable to find an alternative source, we may experience a delay in production which could adversely affect our financial condition and results of operations.

Item 6.	Exhibits

10.1
Eighth Amendment to Credit and Security Agreement and Fourth Amendment to Revolving Line of Credit Note dated as of December 13, 2019 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on December 16, 2019).

10.84*	Change of Control Employment Agreement dated as of December 2, 2019 between Kewaunee Scientific Corporation and Mandar Ranade
10.85*	First Amendment to the 401(k) Incentive Savings Plan for Salaried and Hourly Employees of Kewaunee Scientific Corporation (as amended and restated effective January 1, 2020)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* The referenced exhibit is a management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEWAUNEE SCIENTIFIC CORPORATION (Registrant)

Date: March 13, 2020	By	/s/ Donald T. Gardner III
Donald T. Gardner III
(As duly authorized officer and Vice President, Finance and Chief Financial Officer)