Form 10-K
period 2020-04-30
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2020-07-27
CIK 55529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-K
__________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of shares of voting stock held by non-affiliates of the registrant was approximately $40,524,676 based on the last reported sale price of the registrant’s Common Stock on October 31, 2019, the last business day of the registrant’s most recently completed second fiscal quarter. Only shares beneficially owned by directors of the registrant (excluding shares subject to options) and each person owning more than 10% of the outstanding Common Stock of the registrant were excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of July 21, 2020, the registrant had outstanding 2,758,510 shares of Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE: Those portions of the Company’s proxy statement for use in connection with Kewaunee Scientific Corporation’s annual meeting of stockholders to be held on August 26, 2020, indicated in this report are incorporated by reference into Part III hereof.

PART I
Item 1. Business
GENERAL
Kewaunee Scientific Corporation was founded in 1906, incorporated in Michigan in 1941, became publicly-held in 1968, and was reincorporated in Delaware in 1970. Our principal business is the design, manufacture, and installation of laboratory, healthcare, and technical furniture and infrastructure products. Our products include steel, wood, and laminate furniture, fume hoods, biological safety cabinets, laminar flow and ductless hoods, adaptable modular and column systems, moveable workstations and carts, epoxy resin worksurfaces, sinks, and accessories and related design and engineering services.
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
Our business is not generally cyclical, although domestic sales are sometimes lower during our third quarter because of slower construction activity in certain areas of the country during the winter months. Sales for two of the Company’s domestic dealers and our national stocking distributor represented, in the aggregate, approximately 37% and 34% of the Company’s sales in fiscal years 2020 and 2019, respectively. Loss of all or part of our sales to a large customer would have a material effect on our revenues and profits.
Our order backlog at April 30, 2020 was $100.9 million, as compared to $100.8 million at April 30, 2019. Based on scheduled shipment dates and past experience, we estimate that not less than 90% of our order backlog at April 30, 2020 will be shipped during fiscal year 2021. However, it may reasonably be expected that delays in shipments will occur because of customer rescheduling or delay in completion of projects which involve the installation of our products.
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

RESEARCH AND DEVELOPMENT
The amount spent and expensed by us during the fiscal year ended April 30, 2020 on research and development activities related to new or redesigned products was $1,816,000. The amounts spent for similar purposes in the fiscal year ended April 30, 2019 was $1,550,000.
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
EMPLOYEES
At April 30, 2020, the Company had the following number of full-time employees:
623 (Domestic); 289 (International).
OTHER INFORMATION
Our Internet address is www.kewaunee.com. We make available, free of charge through this website, our annual report to stockholders. Our Form 10-K and 10-Q financial reports may be obtained by stockholders by writing the Secretary of the Company, Kewaunee Scientific Corporation, P.O. Box 1842, Statesville, NC 28687-1842. The public may also obtain information on our reports, proxy, and information statements at the Securities and Exchange Commision ("SEC") Internet site www.sec.gov. The reference to our website does not constitute incorporation by reference of any information contained at that site.
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
We have substantial sales to three of our domestic customers. The combined sales to two dealers and our national stocking distributor accounted for approximately 37% of our sales in fiscal year 2020. Loss of all or a part of our sales to a large customer would have a material effect on our revenues and profits until an alternative channel partner could be developed.
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

•	Increased costs, and the need to devote additional resources to comply with more stringent SEC reporting requirements if we become an “accelerated filer” under applicable SEC rules;

•	Failing to generate sufficient future positive operating cash flows and, if necessary, secure adequate external financing to fund our growth;

•	Interruptions in service by common carriers that ship goods within our distribution channels; and

•
Increased costs, potential operational shutdowns, supply chain disruptions and other disruptive factors related to the coronavirus pandemic. In addition, the timing of our revenue recognition could be negatively impacted by government shutdowns and site closures.

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
The U.S. government has indicated its intent to adopt a new approach to trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements, such as the recent replacement of the North American Free Trade Agreement with a new agreement among the U.S., Canada and Mexico. It has also initiated tariffs on certain foreign goods and has raised the possibility of imposing significant, additional tariff increases or expanding the tariffs to capture other types of goods. In response, certain foreign governments have imposed retaliatory tariffs on goods that their countries import from the U.S. Changes in U.S. trade policy could result in one or more foreign governments adopting responsive trade policies making it more difficult or costly for us to import our products or raw materials from those countries. This, together with tariffs already imposed, or that may be imposed in the future, by the U.S., could require us to increase prices to our customers which may reduce demand, or, if we are unable to increase prices, result in lowering our margin on products sold.
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
Coronavirus Pandemic
In December 2019, a novel coronavirus (“COVID-19”) emerged and has subsequently spread worldwide. On March 11, 2020, the World Health Organization ("WHO") recognized COVID-19 as a global pandemic, prompting many national, regional, and local governments, including ones in the markets in which the Company operates, to implement preventative or protective measures, such as travel and business restrictions, temporary store closures, and wide-ranging quarantines and stay-at-home orders.
The spread of the COVID-19 outbreak has caused severe disruptions in the U.S. and global economy and financial markets and could potentially create widespread business continuity issues of an as yet unknown magnitude and duration.
The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in the financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. Many experts predict that the outbreak will trigger a period of global economic slowdown or a global recession. During fiscal year 2020, our domestic business and our international subsidiaries in India and Singapore were adversely impacted by mandatory business shutdowns and stay-at-home orders issued by local governing bodies. COVID-19 could continue to have material and adverse effects on our ability to successfully operate due to, among other factors:

•	a general decline in business activity, especially as it relates to our customers’ expansion or consolidation activities;

•	the destabilization of the financial markets, which could negatively impact our customer growth and access to capital, along with our customers’ ability to make payments for their purchase orders;

•
severe disruptions to and instability in the global financial markets, and deterioration in credit and financing conditions, which could affect our access to capital necessary to fund business operations or current investment and growth strategies;

•	the potential negative impact on the health of our personnel, or the personnel of our customers, vendors, and partners, especially if a significant number of them are affected; and

•
a material disruption in our supply chain, which has affected and could continue to affect our ability to source products from vendors on a timely basis or on favorable terms. We source certain key supplies used in the manufacture of our products solely from China. If we are unable to procure adequate quantities of these key materials from our suppliers based in China, or are unable to evaluate and develop alternative sources, we may experience delays in production and customer deliveries.

Sales to customers outside the United States or with international operations expose us to risks inherent in international sales.
During fiscal year 2020, 23% of our revenues were derived from sales outside of the United States. A key element of our growth strategy is to expand our worldwide customer base and our international operations. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic and political risks that are different from those in the United States. We cannot assure you that our expansion efforts into other international markets will be successful. Our experience in the United States and other international markets in which we already have a presence may not be relevant to our ability to expand in other emerging markets. Our international expansion efforts may not be successful in creating further demand for our products outside of the United States or in effectively selling our products in the international markets we enter.

The occurrence of the COVID-19 pandemic may negatively affect our operations depending on the severity and longevity of the pandemic.

If a significant percentage of our workforce or the workforce of our third party business partners is unable to work, including because of illness or travel or government restrictions in connection with the COVID-19 pandemic or any future pandemic or disease outbreak, our operations may be negatively impacted. Our efforts to manage and mitigate these factors may be unsuccessful, and the effectiveness of these efforts depends on factors beyond our control, including the duration and severity of any pandemic or disease outbreak, as well as third party actions taken to contain its spread and mitigate public health effects.

In response to the health and safety risks and challenges presented by the COVID-19 pandemic, the Company has been proactively and regularly implementing measures to protect its employees. These measures include, but are not limited to, the following:

•	Abiding by national, state, and local recommendations including requiring the wearing of protective face masks and practicing of social distancing;

•	Arranging for regular cleaning services for Company facilities;

•	Providing hand sanitizers and other disinfectants at workstations;

•	Adopting remote working protocols, systems, and processes for nonessential employees to work from home; and

•	Conducting mandatory employee temperature checks, and on some occasions, requiring mandatory testing for employees and self-quarantine protocols pending test results.

These measures have had the effect, and are likely to continue to have the effect, of increasing our operating expenses, and could also have the effect of disrupting our operations and/or making them less efficient, which could have a negative effect on our financial results.
Item 2. Properties
We own and operate three adjacent manufacturing facilities in Statesville, North Carolina. These facilities also house our corporate offices, as well as sales and marketing, administration, engineering and drafting personnel. These facilities together comprise 413,000 square feet and are located on 20 acres of land. In addition, we lease our primary distribution facility and other warehouse facilities totaling 391,000 square feet in Statesville, North Carolina. We lease sales offices in Naperville, Illinois; Branchburg, New Jersey; and Singapore. In Bangalore, India we lease and operate a manufacturing facility comprising 83,000 square feet and a facility comprising 17,000 square feet that houses sales and administrative offices. We believe our facilities are suitable for their respective uses and are adequate for our current needs.
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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2020
High	$23.00	$18.20	$19.57	$12.80
Low	$16.18	$15.06	$12.30	$6.96
Close	$18.25	$16.09	$12.56	$10.23

2019
High	$38.80	$35.05	$34.84	$32.70
Low	$30.50	$25.97	$22.00	$20.21
Close	$31.60	$29.21	$32.16	$22.63

As of July 6, 2020, we estimate there were approximately 1,345 stockholders of our common shares, of which 128 were stockholders of record. We paid cash dividends per share of $0.38 and $0.74 for fiscal years 2020 and 2019, respectively. On December 16, 2019, the Company announced that the Board of Directors had elected to suspend the Company's dividend.The declaration and payment of any future dividends will be at the discretion of the Board of Directors and will depend upon many factors, including the Company’s earnings, capital requirements, investment and growth strategies, financial conditions, the terms of the Company’s indebtedness, which currently contains provisions that could limit the payment of dividends in certain circumstances, and other factors that the Board of Directors may deem to be relevant.
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

$ and shares in thousands, except per share amounts	2020	2019
OPERATING STATEMENT DATA:
Net sales	$147,540	$146,550
Cost of products sold	124,113	121,231
Gross profit	23,427	25,319
Operating expenses	25,772	23,207
Operating earnings (loss)	(2,345)	2,112
Pension expense	(454)	(295)
Other income (expense), net	426	684
Interest expense	(493)	(367)
Earnings (loss) before income taxes	(2,866)	2,134
Income tax expense	1,758	446
Net earnings (loss)	(4,624)	1,688
Less: net earnings attributable to noncontrolling interest	63	159
Net earnings (loss) attributable to Kewaunee Scientific Corporation	$(4,687)	$1,529
Weighted average shares outstanding:
Basic	2,750	2,742
Diluted	2,750	2,794
PER SHARE DATA:
Net earnings (loss) attributable to Kewaunee Scientific Corporation stockholders
Basic	$(1.70)	$0.56
Diluted	$(1.70)	$0.55
Cash dividends	$0.38	$0.74
Year-end book value	$13.97	$17.15

	As of April 30
$ in thousands	2020	2019
BALANCE SHEET DATA:
Current assets	$54,231	$65,357
Current liabilities	27,060	32,733
Net working capital	27,171	32,624
Net property, plant and equipment	16,272	16,462
Total assets	83,929	87,223
Total borrowings/long-term debt	13,913	10,926
Kewaunee Scientific Corporation stockholders’ equity	$38,415	$47,100
OTHER DATA:
Capital expenditures	$2,465	$4,213
Year-end stockholders of record	125	128
Year-end full-time employees (Domestic)	623	593
Year-end full-time employees (International)	289	263

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this document constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). All statements other than statements of historical fact included in this Annual Report, including statements regarding the Company’s future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “predict,” “believe” and similar words, expressions and variations of these words and expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to known and unknown risks, uncertainties, assumptions, and other important factors that could significantly impact results or achievements expressed or implied by such forward-looking statements. Such factors, risks, uncertainties and assumptions include, but are not limited to, competitive and general economic conditions, both domestically and internationally; changes in customer demands; technological changes in our operations or in our industry; dependence on customers’ required delivery schedules; risks related to fluctuations in the Company’s operating results from quarter to quarter; risks related to international operations, including foreign currency fluctuations; changes in the legal and regulatory environment; changes in raw materials and commodity costs; the effects of COVID-19; and acts of terrorism, war, governmental action, natural disasters and other Force Majeure events. The cautionary statements made pursuant to the Reform Act herein and elsewhere by us should not be construed as exhaustive. We cannot always predict what factors would cause actual results to differ materially from those indicated by the forward-looking statements. Over time, our actual results, performance, or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and harmful to our stockholders’ interest. Many important factors that could cause such a difference are described under the caption “Risk Factors,” in Item 1A of this Annual Report, which you should review carefully.
MANAGEMENT’S DISCUSSION AND ANALYSIS
INTRODUCTION
Kewaunee Scientific Corporation is a recognized leader in the design, manufacture and installation of laboratory, healthcare and technical furniture products. The Company’s corporate headquarters are located in Statesville, North Carolina. Direct sales offices are located in the United States, India, and Singapore. Three manufacturing facilities are located in Statesville serving the domestic and international markets, and one manufacturing facility is located in Bangalore, India serving the Indian, Middle East and Asian markets. Kewaunee Scientific Corporation’s website is located at www.kewaunee.com.
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
Inventories
The Company’s inventories are valued at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method.
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
Self-Insurance Reserves
The Company’s domestic operations are self-insured for employee health care. The Company has purchased specific stop-loss insurance to limit claims above a certain amount. Estimated medical costs were accrued for claims incurred but not reported using assumptions based upon historical loss experiences. The Company’s exposure reflected in the self-insurance reserves varies depending upon market conditions in the insurance industry, availability of cost-effective insurance coverage, and actual claims versus estimated future claims.

RESULTS OF OPERATIONS
Sales for fiscal year 2020 were $147.5 million, an increase of 0.7% from fiscal year 2019 sales of $146.6 million. Domestic sales for fiscal year 2020 were $115.1 million, a decrease of 1.3% compared to fiscal year 2019 sales of $116.6 million. International sales for fiscal year 2020 were $32.4 million, an increase of 8.3% from fiscal year 2019 sales of $30.0 million. The increase in International sales for fiscal year 2020 is the result of continued deliveries of a large order in the Middle East market.
Our order backlog was $100.9 million at April 30, 2020, as compared to $100.8 million at April 30, 2019.
Gross profit represented 15.9% and 17.3% of sales in fiscal years 2020 and 2019, respectively. The decrease in gross profit margin percentage was a result of a number of low margin orders that the Company aggressively pursued and secured over the past year, which included a strategic Middle East order aggressively secured over two years ago at lower than normal margins which was delivered in the current fiscal year. Additionally, profitability was impacted during the year as a result of the coronavirus pandemic.
Operating expenses were $25.8 million and $23.2 million in fiscal years 2020 and 2019, respectively, and 17.5% and 15.8% of sales, respectively. The increase in operating expense dollars in fiscal year 2020 as compared to fiscal year 2019 is related primarily to an increase in personnel expenses of $798,000, incentive and stock compensation of $385,000, restructuring expenses of $312,000, and depreciation expense of $136,000. The increased personnel expenses were driven by investments in talent to accelerate our strategy to modernize our manufacturing capabilities and information technology platform. Also contributing to the increase was an increase of bad debt expense of $299,000 related primarily to the closure of our China subsidiary, other China closure expenses of $48,000, $134,000 of expenses related to our new Indian subsidiary, and increases of $510,000 in other International subsidiary operating expenses, partially offset by decreases in management separation expenses of $388,000 and professional and consulting fees of $308,000. See Note 11 of the Notes to the Consolidated Financial Statements included in Item 8 for additional information concerning the Company's restructuring costs.
Other income (expense) was $426,000 and $684,000 in fiscal years 2020 and 2019, respectively. The decrease in other income (expense) in fiscal year 2020 was primarily due to the decrease in interest income related to the repatriation of foreign cash utilized to reduce debt as discussed in Note 9 of the Notes to the Consolidated Financial Statements included in Item 8.
Interest expense was $493,000 and $367,000 in fiscal years 2020 and 2019, respectively. The increase in interest expense for fiscal year 2020 was primarily due to increases in the levels of bank borrowings.
Income tax expense was $1.8 million and $446,000 in fiscal years 2020 and 2019, respectively, or -61.3% and 20.9% of pretax earnings, respectively. The unfavorable effective rate for fiscal year 2020 compared to the prior fiscal year is primarily due to additional tax expense of $2.0 million as a result of the Company’s elimination of its indefinite reinvestment of foreign unremitted earnings and an increase in valuation allowances of $1.7 million, partially offset by the favorable tax benefit of $939,000 for net operating losses to be carried back to prior years with higher enacted tax rates as discussed in Note 5 of the Notes to the Consolidated Financial Statements included in Item 8.
Net earnings attributable to the noncontrolling interest related to our subsidiaries that are not 100% owned by the Company were $63,000 and $159,000 for fiscal years 2020 and 2019, respectively. The changes in the net earnings attributable to the noncontrolling interest for each year were due to changes in the levels of net income of the subsidiaries.
Net loss in fiscal year 2020 was $4,687,000, or $1.70 per diluted share. Net earnings in fiscal year 2019 were $1,529,000, or $0.55 per diluted share. The decrease in earnings was attributable to the factors discussed above.
LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of liquidity have historically been funds generated from operating activities, supplemented as needed by borrowings under our revolving credit facility. Additionally, certain machinery and equipment are financed by non-cancelable operating leases. We believe that these sources of funds will be sufficient to support ongoing business requirements, including capital expenditures, through fiscal year 2021.
At April 30, 2020, we had advances of $4.7 million and standby letters of credit aggregating $512,000 outstanding under our unsecured revolving credit facility. On June 19, 2019 we entered into a Security Agreement pursuant to which we granted a security interest in substantially all of our assets to secure our obligations under the credit facility. See Note 4 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report for additional information concerning our credit facility. We did not have any off balance sheet arrangements at April 30, 2020.
The following table summarizes the cash payment obligations for our lease arrangements as of April 30, 2020:
PAYMENTS DUE BY PERIOD

($ in thousands)

Contractual Cash Obligations	Total	1 Year	2-3 Years	4-5 Years	After 5 years
Operating Leases	$10,847	$1,541	$3,022	$2,388	$3,896
Capital Lease Obligations	171	32	64	64	11
Total Contractual Cash Obligations	$11,018	$1,573	$3,086	$2,452	$3,907
Operating activities provided cash of $4,161,000 in fiscal year 2020, primarily from operations, and decreases in inventories of $1,876,000 and receivables of $4,833,000, partially offset by decreases in accounts payable and accrued expenses of $2,016,000. Operating activities provided cash of $2,490,000 in fiscal year 2019, primarily from operating earnings, and an increase in accounts payable and other accrued expenses, partially offset by increases in inventories and deferred revenue.
The Company’s financing activities used cash of $7,458,000 during fiscal year 2020 for payments on short-term borrowings of $4,794,000, cash dividends of $1,044,000 paid to stockholders, cash dividends of $324,000 paid to minority interest holders and repayment of long-term debt of $1,282,000. The Company’s financing activities provided cash of $2,334,000 during fiscal year 2019 as a result of an increase in short-term borrowings of $5,628,000, which was partially utilized for cash dividends of $2,030,000 paid to stockholders, cash dividends of $51,000 paid to minority interest holders and repayment of long-term debt of $1,177,000. See Note 4 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report for additional information concerning our credit facility.
The majority of the April 30, 2020 accounts receivable balances are expected to be collected during the first quarter of fiscal year 2021, with the exception of retention amounts on fixed-price contracts which are collected when the entire construction project is completed and all retention funds are paid by the owner.
As discussed above, no further benefits have been, or will be, earned under our pension plans after April 30, 2005, and no additional participants have been, or will be, added to the plans. There were no contributions to the plans in fiscal year 2020 and we expect to make contributions of $30,000 to the plans in fiscal year 2021. We made contributions of $1,000,000 to the plans in fiscal year 2019.
Capital expenditures were $2.5 million and $4.2 million in fiscal years 2020 and 2019, respectively. Capital expenditures in fiscal year 2020 were funded primarily from operations. During fiscal 2020, the Company established a strategy for a multi-year transformation of the business, which is designed to lead to sustained profitability and growth. Fiscal year 2021 capital expenditures are anticipated to be approximately $2.0 million, with the majority of these expenditures related to investing in modernizing our manufacturing capabilities and information technology platform. The fiscal year 2021 expenditures are expected to be funded primarily by operating activities, supplemented as needed by borrowings under our revolving credit facility.
Working capital was $27.2 million at April 30, 2020, down from $32.6 million at April 30, 2019, and the ratio of current assets to current liabilities was 2.0-to-1.0 at April 30, 2020 and April 30, 2019. The decrease in working capital for fiscal year 2020 was primarily due to the decrease in cash and accounts receivable partially offset by a decrease in outstanding debt.
We paid cash dividends of $0.38 per share in fiscal year 2020. We paid cash dividends of $0.74 per share in fiscal year 2019. On December 16, 2019, the Company announced that the Board of Directors had elected to suspend the Company's dividend. The declaration and payment of any future dividends will be at the discretion of the Board of Directors and will depend upon many factors, including the Company’s earnings, capital requirements, investment and growth strategies, financial conditions, the terms of the Company’s indebtedness, which currently contains provisions that could limit the payment of dividends in certain circumstances, and other factors that the Board of Directors may deem to be relevant.

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
In February 2016, the FASB issued ASU 2016-02, “Leases.” This guidance establishes a right-of-use ("ROU") model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. This guidance became effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company adopted this standard effective May 1, 2019. The adoption of ASU 2016-02 resulted in the recognition of ROU assets and corresponding lease liabilities on the Company's consolidated financial position. See Note 8 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report for additional information.
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
In March 2017, the FASB issued ASU 2017-07, “Compensation—Retirement Benefits—Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which requires that the service cost component of net periodic pension cost is presented in the same line as other compensation costs arising from services rendered by the respective employees during the year. The other components of net periodic pension cost are required to be presented in the income statement separately from the service cost component and outside of earnings from operations. This guidance allows for the service cost component to be eligible for capitalization when applicable. This guidance became effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company adopted this standard effective May 1, 2018 using the full retrospective approach.
In February 2018, the FASB issued ASU 2018-2, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This guidance provides the Company with an option to reclassify stranded tax effects resulting from the Tax Cuts and Jobs Act ("2017 Tax Act") from accumulated other comprehensive income to retained earnings. This guidance became effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company adopted this standard effective May 1, 2019 and did not elect to reclassify tax effects as a result of tax reform; therefore, the adoption did not have a significant impact on the Company's consolidated financial position or results of operations.
In March 2018, the FASB issued ASU 2018-09, “Compensation - Stock Compensation ("Topic 718"): Improvements to Employee Share-Based Payment Accounting” ("ASU 2018-09"). This ASU makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation, and the financial statement presentation of excess tax benefits or deficiencies. ASU 2018-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company adopted this standard effective May 1, 2019. The adoption of this standard did not have a significant impact on the Company's consolidated financial position or results of operations.
In August 2018, the FASB issued ASU 2018-14, “Compensation -Retirement Benefits -Defined Benefit Plans -General (Subtopic 715-20) - Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans" ("ASU 2018-14"). The amendments in this update remove defined benefit plan disclosures that are no longer considered cost-beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. ASU 2018-14 is effective for fiscal years ending after December 15, 2020. Early adoption is permitted. The Company will adopt this standard in fiscal year 2021. The Company does not expect the adoption of this standard to have a significant impact on the Company’s consolidated financial position or results of operations.
In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes ("Topic 740"): Simplifying the Accounting for Income Taxes." This update simplifies the accounting for income taxes through certain targeted improvements to various subtopics within Topic 740. The amendments in this update are effective for fiscal years and interim periods beginning after December 15, 2020. The Company expects to adopt this guidance when effective and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.
OUTLOOK

Financial Outlook
The Company’s ability to predict future demand for its products continues to be limited given its role as subcontractor or supplier to dealers for subcontractors. Demand for the Company’s products is also dependent upon the number of laboratory construction projects planned and/or current progress in projects already under construction. The Company’s earnings are also impacted by fluctuations in prevailing pricing for projects in the laboratory construction marketplace and increased costs of raw materials, including stainless steel, wood, and epoxy resin, and whether the Company is able to increase product prices to customers in amounts that correspond to such increases without materially and adversely affecting sales. Additionally, since prices are normally quoted on a firm basis in the industry, the Company bears the burden of possible increases in labor and material costs between the quotation of an order and delivery of a product. Looking forward, we are optimistic about our opportunities for growth within our existing end-markets and are committed to investing and modernizing our capabilities to succeed.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rates
We are exposed to market risk in the area of interest rates. This exposure is associated with advances outstanding under our bank line of credit and certain lease obligations for production machinery, all of which are priced on a floating rate basis. Advances outstanding under the bank line of credit were $4.7 million at April 30, 2020, bearing interest at floating rates. We believe that our current exposure to interest rate market risk is not material.
Foreign Currency Exchange Rates
Our results of operations could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We derive net sales in U.S. dollars and other currencies including Indian rupees, Singapore dollars, and other currencies. For fiscal year 2020, 23% of net sales were derived in currencies other than U.S. dollars. We incur expenses in currencies other than U.S. dollars relating to specific contracts with customers and for our operations outside the U.S.
Over the long term, net sales to international markets may increase as a percentage of total net sales and, consequently, a greater portion of our business could be denominated in foreign currencies. As a result, operating results may become more subject to fluctuations based upon changes in the exchange rates of certain currencies in relation to the U.S. dollar. To the extent we engage in international sales denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. This effect is also impacted by sources of raw materials from international sources and costs of our sales, service, and manufacturing locations outside the U.S.
We have foreign currency cash accounts to operate our global business. These accounts are impacted by changes in foreign currency rates. Cash balances at April 30, 2020 of $5.2 million were held by our foreign subsidiaries and denominated in currencies other than U.S. dollars.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Kewaunee Scientific Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Kewaunee Scientific Corporation and subsidiaries (the Company) as of April 30, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the two years in the period ended April 30, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 30, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2020, in conformity with U.S. generally accepted accounting principles.
Adoption of ASC 842, Leases
As discussed in Note 8 to the consolidated financial statements, the Company changed its method of accounting for leases in 2020 due to the adoption of ASC 842, Leases.
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
Charlotte, North Carolina
July 27, 2020

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended April 30	Kewaunee Scientific Corporation

$ and shares in thousands, except per share amounts	2020	2019
Net sales	$147,540	$146,550
Cost of products sold	124,113	121,231
Gross profit	23,427	25,319
Operating expenses	25,772	23,207
Operating earnings (loss)	(2,345)	2,112
Pension expense	(454)	(295)
Other income (expense), net	426	684
Interest expense	(493)	(367)
Earnings (loss) before income taxes	(2,866)	2,134
Income tax expense	1,758	446
Net earnings (loss)	(4,624)	1,688
Less: net earnings attributable to the noncontrolling interest	63	159
Net earnings (loss) attributable to Kewaunee Scientific Corporation	$(4,687)	$1,529
Net earnings (loss) per share attributable to Kewaunee Scientific Corporation stockholders
Basic	$(1.70)	$0.56
Diluted	$(1.70)	$0.55
Weighted average number of common shares outstanding
Basic	2,750	2,742
Diluted	2,750	2,794

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended April 30	Kewaunee Scientific Corporation

$ in thousands	2020	2019
Net earnings (loss)	$(4,624)	$1,688
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(444)	(464)
Change in unrecognized actuarial loss on pension obligations	(2,748)	(46)
Change in fair value of cash flow hedges	1	3
Comprehensive income (loss), net of tax	(7,815)	1,181
Less comprehensive income (loss) attributable to the noncontrolling interest	63	159
Total comprehensive income (loss) attributable to Kewaunee Scientific Corporation	$(7,878)	$1,022

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Kewaunee Scientific Corporation

$ in thousands, except shares and per share amounts	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings As Adjusted	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at April 30, 2018	6,841	3,006	(53)	43,836	(5,900)	47,730
Net earnings attributable to Kewaunee Scientific Corporation	—	—	—	1,529	—	1,529
Other comprehensive income	—	—	—	—	(507)	(507)
Cash dividends paid, $0.74 per share	—	—	—	(2,030)	—	(2,030)
Stock options exercised, 19,800 shares	27	(27)	—	—	—	—
Stock based compensation	7	154	—	—	—	161
Cumulative adjustment for adoption of ASC 606, net of tax	—	—	—	217	—	217
Balance at April 30, 2019	6,875	3,133	(53)	43,552	(6,407)	47,100
Net earnings attributable to Kewaunee Scientific Corporation	—	—	—	(4,687)	—	(4,687)
Other comprehensive income (expense)	—	—	—	—	(3,191)	(3,191)
Cash dividends paid, $0.38 per share	—	—	—	(1,044)	—	(1,044)
Stock options exercised, 2,300 shares	1	(1)	—	—	—	—
Stock based compensation	9	228	—	—	—	237
Balance at April 30, 2020	$6,885	$3,360	$(53)	$37,821	$(9,598)	$38,415

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

April 30	Kewaunee Scientific Corporation
$ and shares in thousands, except per share amounts	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$4,365	$10,647
Restricted cash	850	509
Receivables, less allowance: $606 (2020); $361 (2019)	28,062	33,259
Inventories	15,330	17,206
Prepaid expenses and other current assets	5,624	3,736
Total Current Assets	54,231	65,357
Property, Plant and Equipment, Net	16,272	16,462
Right of use assets	9,312	—
Deferred income taxes	336	1,829
Other assets	3,778	3,575
Total Assets	$83,929	$87,223
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings and interest rate swaps	$4,719	$9,513
Current portion of long-term debt	—	1,167
Current portion of capital lease liability	19	17
Current portion of operating lease liabilities	1,282	—
Accounts payable	13,114	15,190
Employee compensation and amounts withheld	4,159	3,737
Deferred revenue	2,508	1,599
Other accrued expenses	1,259	1,510
Total Current Liabilities	27,060	32,733
Long-term debt	—	97
Long-term portion of capital lease liability	113	132
Long-term portion of operating lease liabilities	7,780	—
Accrued pension and deferred compensation costs	9,303	5,878
Deferred income taxes	401	—
Other non-current liabilities	569	680
Total Liabilities	45,226	39,520
Commitments and Contingencies (Note 8)
Stockholders’ Equity
Common stock, $2.50 par value, Authorized—5,000 shares;
Issued—2,754 shares (2020); 2,750 shares; (2019);
Outstanding—2,751 shares (2020); 2,747 shares (2019);	6,885	6,875
Additional paid-in capital	3,360	3,133
Retained earnings	37,821	43,552
Accumulated other comprehensive loss	(9,598)	(6,407)
Common stock in treasury, at cost: 3 shares	(53)	(53)
Total Kewaunee Scientific Corporation Stockholders’ Equity	38,415	47,100
Noncontrolling Interest	288	603
Total Stockholders' Equity	38,703	47,703
Total Liabilities and Stockholders’ Equity	$83,929	$87,223
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended April 30	Kewaunee Scientific Corporation
$ in thousands	2020	2019
Cash Flows from Operating Activities
Net earnings (loss)	$(4,624)	$1,688
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	2,654	2,571
Bad debt provision	364	65
Stock based compensation expense	251	197
Provision for deferred income tax expense	1,895	202
Change in assets and liabilities:
Receivables	4,833	(664)
Inventories	1,876	456
Accounts payable and other accrued expenses	(2,016)	(55)
Deferred revenue	909	(285)
Other, net	(1,981)	(1,685)
Net cash provided by operating activities	4,161	2,490
Cash Flows from Investing Activities
Capital expenditures	(2,465)	(4,213)
Net cash used in investing activities	(2,465)	(4,213)
Cash Flows from Financing Activities
Dividends paid	(1,044)	(2,030)
Dividends paid to noncontrolling interest in subsidiaries	(324)	(51)
Proceeds from short-term borrowings	58,721	62,646
Repayments on short-term borrowings	(63,515)	(57,018)
Payments on long-term debt and lease obligations	(1,282)	(1,177)
Net proceeds from exercise of stock options (including tax benefit)	(14)	(36)
Net cash (used in) provided by financing activities	(7,458)	2,334
Effect of exchange rate changes on cash, net	(179)	(413)
(Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(5,941)	198
Cash, Cash Equivalents and Restricted Cash at Beginning of Year	11,156	10,958
Cash, Cash Equivalents and Restricted Cash at End of Year	$5,215	$11,156
Supplemental Disclosure of Cash Flow Information
Interest paid	$513	$352
Income taxes paid	$188	$2,460

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1—Summary of Significant Accounting Policies
Kewaunee Scientific Corporation and subsidiaries (collectively the “Company”) design, manufacture, and install laboratory, healthcare, and technical furniture products. The Company’s products include steel, wood, and laminate furniture, fume hoods, biological safety cabinets, laminar flow and ductless fume hoods, adaptable modular and column systems, movable workstations and carts, epoxy resin worksurfaces, sinks and accessories and related design services. The Company’s sales are made through purchase orders and contracts submitted by customers, dealers and agents, a national stocking distributor, and competitive bids submitted by the Company and its subsidiaries located in Singapore, India, and China. See Note 11 for details on the closure of the Company's China operations in fiscal year 2020. The majority of the Company’s products are sold to customers located in North America, primarily within the United States. The Company’s laboratory products are used in chemistry, physics, biology and other general science laboratories in the pharmaceutical, biotechnology, industrial, chemical, commercial, educational, government and health care markets. Technical products are used in facilities manufacturing computers and light electronics and by users of computer and networking furniture. Laminate casework is used in educational, healthcare and industrial applications.
Principles of Consolidation The Company’s consolidated financial statements include the accounts of Kewaunee Scientific Corporation and its international subsidiaries. A brief description of each subsidiary, along with the amount of the Company’s controlling financial interests, as of April 30, 2020 is as follows: (1) Kewaunee Labway Asia Pte. Ltd., a commercial sales organization for the Company’s products in Singapore, is 100% owned by the Company; (2) Kewaunee Scientific Corporation Singapore Pte. Ltd., a holding company in Singapore, is 100% owned by the Company; (3) Kewaunee Labway India Pvt. Ltd., a manufacturing, assembly and commercial sales operation for the Company’s products in Bangalore, India, is 95% owned by the Company; (4) Koncepo Scientech International Pvt. Ltd., a laboratory design and strategic advisory and construction management services firm, located in Bangalore, India, is 80% owned by the Company; (5) Kewaunee Scientific (Suzhou) Co., Ltd., a commercial sales organization for the Company’s products in China, is 100% owned by the Company; (6) Kequip Global Lab Solutions Pvt. Ltd. is 70% owned by Kewaunee Scientific Corporation Singapore Pte. Ltd. All intercompany balances, transactions, and profits have been eliminated. Included in the consolidated financial statements are net assets of $22,775,000 and $17,887,000 at April 30, 2020 and 2019, respectively, of the Company’s subsidiaries. Net sales by the Company’s subsidiaries in the amounts of $32,437,000 and $29,964,000 were included in the consolidated statements of operations for fiscal years 2020 and 2019, respectively.
Change in Accounting Principle During the second quarter of fiscal year 2019, the Company changed its method of accounting for its Domestic segment’s inventory from the last-in, first-out ("LIFO") method to the first-in, first out ("FIFO") method.
Cash and Cash Equivalents Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less. During the years ended April 30, 2020 and 2019, the Company had cash deposits in excess of FDIC insured limits. The Company has not experienced any losses from such deposits.
In accordance with ASU 2016-18, Statement of Cash Flows: Restricted Cash, the Company includes restricted cash along with the cash balance for presentation in the condensed consolidated statements of cash flows. The reconciliation between the condensed consolidated balance sheet and the condensed consolidated statement of cash flows at April 30 is as follows:

$ in thousands	2020	2019
Cash and cash equivalents	$4,365	$10,647
Restricted cash	850	509
Total cash, cash equivalents and restricted cash	5,215	11,156
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

$ in thousands	2020	2019
Balance at beginning of year	$361	$384
Bad debt provision	364	65
Doubtful accounts written off (net)	(119)	(88)
Balance at end of year	$606	$361
Unbilled Receivables Accounts receivable include unbilled receivables that represent amounts earned which have not yet been billed in accordance with contractually stated billing terms. The amount of unbilled receivables at April 30, 2020 and 2019 was $6,131,000 and $4,589,000, respectively.
Inventories During fiscal year 2019, the Company elected to change the method of accounting for the inventory of its Domestic segment from the LIFO method to the FIFO method. Inventories at the Company's international subsidiaries had previously been and continue to be measured on the FIFO method.
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

$ in thousands	2020	2019	Useful Life
Land	$41	$41	N/A
Building and improvements	16,920	16,594	10-40 years
Machinery and equipment	40,898	40,041	5-10 years
Total	57,859	56,676
Less accumulated depreciation	(41,587)	(40,214)
Net property, plant and equipment	$16,272	$16,462
Management reviews the carrying value of property, plant and equipment for impairment whenever changes in circumstances or events indicate that such carrying value may not be recoverable. If projected undiscounted cash flows are not sufficient to recover the carrying value of the potentially impaired asset, the carrying value is reduced to estimated fair value. There were no impairments in fiscal years 2020 or 2019.
Other Assets Other assets at April 30, 2020 and 2019 included $2,485,000 and $3,057,000, respectively, of assets held in a trust account for non-qualified benefit plans and $87,000 and $76,000, respectively, of cash surrender values of life insurance policies. Life insurance policies are recorded at the amount that could be realized under the insurance contract as of the date of the Company’s consolidated balance sheets with the change in cash surrender or contract value being recorded as income or expense during each period.
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
The following tables summarize the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring and nonrecurring basis as of April 30, 2020 and 2019 (in thousands):

	2020
	Level 1	Level 2	Level 3	Total
Financial Assets
Trading securities held in non-qualified compensation plans (1)	$2,485	$—	$—	$2,485
Cash surrender value of life insurance policies (1)	—	87	—	87
Total	$2,485	$87	$—	$2,572
Financial Liabilities
Non-qualified compensation plans (2)	$—	$2,899	$—	$2,899
Interest rate swap derivatives	—	—	—	—
Total	$—	$2,899	$—	$2,899

	2019
	Level 1	Level 2	Level 3	Total
Financial Assets
Trading securities held in non-qualified compensation plans (1)	$3,057	$—	$—	$3,057
Cash surrender value of life insurance policies (1)	—	76	—	76
Total	$3,057	$76	$—	$3,133
Financial Liabilities
Non-qualified compensation plans (2)	$—	$3,519	$—	$3,519
Interest rate swap derivatives	—	1	—	1
Total	$—	$3,520	$—	$3,520

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
Deferred revenue consists of customer deposits and advance billings of the Company’s products where sales have not yet been recognized. Accounts receivable includes retainage in the amounts of $1,928,000 and $1,810,000 at April 30, 2020 and 2019, respectively. Shipping and handling costs are included in cost of product sales. Because of the nature and quality of the Company’s products, any warranty issues are determined in a relatively short period after the sale and are infrequent in nature, and as such, warranty costs are immaterial to the Company’s consolidated financial position and results of operations and are expensed as incurred.

Credit Concentration The Company performs credit evaluations of its customers. Revenues from three of the Company’s domestic dealers represented in the aggregate approximately 37% and 34% of the Company’s sales in fiscal years 2020 and 2019, respectively. Accounts receivable for two domestic customers represented approximately 27% and 30% of the Company’s total accounts receivable as of April 30, 2020 and 2019, respectively.
Insurance The Company maintains a self-insured health-care program. The Company accrues estimated losses for claims incurred but not reported using actuarial models and assumptions based on historical loss experience. The Company has also purchased specific stop-loss insurance to limit claims above a certain amount. The Company adjusts insurance reserves, as needed, in the event that future loss experience differs from historical loss patterns.
Income Taxes In accordance with ASC 740, “Income Taxes,” the Company uses the liability method in measuring the provision for income taxes and recognizing deferred tax assets and liabilities on the consolidated balance sheets. ASC 740 clarifies the financial statement recognition threshold and measurement attribute of a tax position taken or expected to be taken in a tax return. Under ASC 740, the Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC 740 only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. The Company did not have any significant uncertain tax positions at April 30, 2020 and 2019.
Research and Development Costs Research and development costs are charged to cost of products sold in the periods incurred. Expenditures for research and development costs were $1,816,000 and $1,550,000 for the fiscal years ended April 30, 2020 and 2019, respectively.
Advertising Costs Advertising costs are expensed as incurred, and include trade shows, training materials, sales, samples, and other related expenses and are included in operating expenses. Advertising costs for the years ended April 30, 2020 and 2019 were $332,000 and $268,000, respectively.
Derivative Financial Instruments The Company records derivatives on the consolidated balance sheets at fair value and establishes criteria for designation and effectiveness of hedging relationships. The nature of the Company’s business activities involves the management of various financial and market risks, including those related to changes in interest rates. The Company does not enter into derivative instruments for speculative purposes. In May 2013, the Company entered into an interest rate swap agreement whereby the interest rate payable by the Company on $2,600,000 of outstanding long-term debt was effectively converted to a fixed interest rate of 4.37% for the period beginning August 1, 2017 and ending May 1, 2020. In May 2013, the Company entered into an interest rate swap agreement whereby the interest rate payable by the Company on $1,218,000 of outstanding long-term debt was effectively converted to a fixed interest rate of 3.07% for the period beginning November 3, 2014 and ending May 1, 2020. The Company entered into these interest rate swap arrangements to mitigate future interest rate risk associated with its long-term debt and has designated these as cash flow hedges. The Company terminated the interest rate swap arrangements in conjunction with the payoff of the outstanding long-term debt in September 2019. (See Note 4)
Foreign Currency Translation The financial statements of subsidiaries located in India and China, and of Kewaunee Scientific Corporation Singapore Pte. Ltd., are measured using the local currency as the functional currency. The financial position and operating results of Kewaunee Labway Asia Pte. Ltd. are measured using the U.S. dollar as its functional currency. Assets and liabilities of the Company’s foreign subsidiaries using local currencies are translated into United States dollars at fiscal year-end exchange rates. Sales, expenses, and cash flows are translated at weighted average exchange rates for each period. Net translation gains or losses are included in other comprehensive income, a separate component of stockholders’ equity. Gains and losses from foreign currency transactions of these subsidiaries are included in operating expenses.

Earnings Per Share Basic earnings per share is based on the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the assumed exercise of outstanding stock options and the conversion of restricted stock units (“RSUs”) under the Company’s various stock compensation plans, except when RSUs and stock options have an antidilutive effect. There were 121,311 antidilutive RSUs and stock options outstanding at April 30, 2020. There were 31,015 antidilutive RSUs and stock options outstanding at April 30, 2019.

The following is a reconciliation of basic to diluted weighted average common shares outstanding:

Shares in thousands	2020	2019
Weighted average common shares outstanding
Basic	2,750	2,742
Dilutive effect of stock options and RSUs	—	52
Weighted average common shares outstanding—diluted	2,750	2,794

Accounting for Stock Options and Other Equity Awards Compensation costs related to stock options and other stock awards granted by the Company are charged against operating expenses during their vesting period, under ASC 718, “Compensation—Stock Compensation”. The Company granted 39,781 RSUs under the 2017 Omnibus Incentive Plan in fiscal year 2020 and 19,738 RSUs in fiscal 2019. There were no stock options granted during fiscal years 2020 and 2019. (See Note 6)
New Accounting Standards In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-9, “Revenue from Contracts with Customers” (“ASU 2014-09”). This update outlined a new comprehensive revenue recognition model that supersedes prior revenue recognition guidance and required companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflected the consideration to which the entity expected to be entitled in exchange for those goods or services. The Company adopted this standard effective May 1, 2018.
In February 2016, the FASB issued ASU 2016-02, “Leases.” This guidance establishes a right-of-use ("ROU") model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. This guidance became effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company adopted this standard effective May 1, 2019. The adoption of ASU 2016-02 resulted in the recognition of ROU assets and corresponding lease liabilities on the Company's consolidated financial position. See Note 8 for additional information on the adoption of this standard.
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
In March 2017, the FASB issued ASU 2017-7, “Compensation—Retirement Benefits—Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which requires that the service cost component of net periodic pension cost is presented in the same line as other compensation costs arising from services rendered by the respective employees during the year. The other components of net periodic pension cost are required to be presented in the income statement separately from the service cost component and outside of earnings from operations. This guidance allows for the service cost component to be eligible for capitalization when applicable. This guidance became effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company adopted this standard effective May 1, 2018 using the full retrospective approach.
In February 2018, the FASB issued ASU 2018-2, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This guidance provides the Company with an option to reclassify stranded tax effects resulting from the Tax Cuts and Jobs Act ("2017 Tax Act") from accumulated other comprehensive income to retained earnings. This guidance became effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company adopted this standard effective May 1, 2019 and did not elect to reclassify tax effects as a result of tax reform; therefore, the adoption did not have a significant impact on the Company's consolidated financial position or results of operations.
In March 2018, the FASB issued ASU 2018-09, “Compensation - Stock Compensation ("Topic 718"): Improvements to Employee Share-Based Payment Accounting” (”ASU 2018-09”). This ASU makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation, and the financial statement presentation of excess tax benefits or deficiencies. ASU 2018-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company adopted this standard effective May 1, 2019. The adoption of this standard did not have a significant impact on the Company's consolidated financial position or results of operations.
In August 2018, the FASB issued ASU 2018-14, "Compensation -Retirement Benefits -Defined Benefit Plans -General (Subtopic 715-20) - Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans" ("ASU 2018-14"). The amendments in this update remove defined benefit plan disclosures that are no longer considered cost-beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. ASU 2018-14 is effective for fiscal years ending after December 15, 2020. Early adoption is permitted. The Company will adopt this standard in fiscal year 2021. The Company does not expect the adoption of this standard to have a significant impact on the Company’s consolidated financial position or results of operations.
In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes ("Topic 740"): Simplifying the Accounting for Income Taxes." This update simplifies the accounting for income taxes through certain targeted improvements to various subtopics within Topic 740. The amendments in this update are effective for fiscal years and interim periods beginning after December 15, 2020. The Company expects to adopt this guidance when effective and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.
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

Disaggregated Revenue

A summary of net sales transferred to customers at a point in time and over time for the twelve months ended April 30 is as follows (in thousands):

	Twelve Months Ended April 30, 2020
	Domestic	International	Total
Over Time	$109,982	$32,437	$142,419
Point in Time	5,121	—	5,121
Total Revenue	$115,103	$32,437	$147,540

	Twelve months ended April 30, 2019
	Domestic	International	Total
Over Time	$110,338	$29,964	$140,302
Point in Time	6,248	—	6,248
Total Revenue	$116,586	$29,964	$146,550
Contract Balances
The closing and opening balances of contract assets arising from contracts with customers were $6,131,000 at April 30, 2020 and $4,589,000 at April 30, 2019. The closing and opening balances of contract liabilities arising from contracts with customers were $2,508,000 at April 30, 2020 and $1,599,000 at April 30, 2019. The timing of revenue recognition, billings and cash collections results in accounts receivable, unbilled receivables, and deferred revenue which is disclosed on the consolidated balance sheets and in the notes to the consolidated financial statements. In general, the Company receives payments from customers based on a billing schedule established in its contracts. Unbilled receivables represent amounts earned which have not yet been billed in accordance with contractually stated billing terms. Accounts receivable are recorded when the right to consideration becomes unconditional and the Company has a right to invoice the customer. Deferred revenue relates to payments received in advance of performance under the contract. Deferred revenue is recognized as revenue as (or when) the Company performs under the contract.
During the twelve months ended April 30, 2020, changes in contract assets and liabilities were not materially impacted by any other factors. Approximately 100% of the contract liability balance at April 30, 2020 is expected to be recognized as revenue during fiscal year 2021.
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

Note 3—Inventories

Inventories consisted of the following at April 30:

(in thousands)	2020	2019
Finished goods	$2,455	$4,139
Work-in-process	1,921	2,179
Materials and components	10,954	10,888
Total inventories	$15,330	$17,206
At April 30, 2020 and 2019, the Company’s international subsidiaries’ inventories were $2,136,000 and $1,863,000, respectively, measured using the FIFO method at the lower of cost and net realizable value and are included in the above tables.
Note 4—Long-term Debt and Other Credit Arrangements
On May 6, 2013, the Company entered into a credit and security agreement (the “Loan Agreement”) consisting of a $20 million revolving credit facility (“Line of Credit”) which matured on May 1, 2018 and was extended to March 1, 2021 on March 12, 2018, a term loan in the amount of $3,450,000 which matured on May 1, 2020 (“Term Loan A”) and a term loan in the amount of $1,550,000 which matured on May 1, 2020 (Term Loan B and together with Term Loan A, the “Term Loans”).
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
In September 2019, the Company paid off Term Loan A and Term Loan B and terminated the related interest rate swap agreements. On December 13, 2019, the Company entered into an amendment to the Loan Agreement and the Line of Credit to effect a change to an asset based lending arrangement based on eligible accounts receivable and inventory, with the available amount not to exceed $20 million through January 31, 2020, and with such maximum amount reduced to $15 million thereafter. This amendment replaced the prior financial covenants with new financial covenants, including minimum monthly liquidity and EBITDA requirements. Additionally, a requirement for the repatriation of foreign cash and restrictions on the payment of dividends were added.
At April 30, 2020, there were advances of $4.7 million and $512,000 in letters of credit outstanding, leaving $8.7 million available under the Line of Credit. The borrowing rate under the Line of Credit at that date was 4.125%. Monthly interest payments under the Line of Credit were payable at the Daily One Month LIBOR interest rate plus 1.5% to 3.75% based upon the ratio of senior funded debt to EBITDA calculated quarterly. At April 30, 2020, the interest rate margin was 3.75%.
At April 30, 2020, the Company was not in compliance with all of the financial covenants under the revolving credit facility. On July 20, 2020, the Company entered into an amendment to the Loan Agreement and Line of Credit which effected changes in certain financial covenants set forth in the Loan Agreement and included a waiver of the non-compliance described above. This amendment did not change the amount of availability provided by the Company's Line of Credit.
At April 30, 2020, there were bank guarantees issued by foreign banks outstanding to customers in the amount of $1.6 million, $297,000, and $74,000, and with expiration dates in fiscal years 2021, 2022, and 2023, respectively, collateralized by a $6.0 million corporate guarantee and certain assets of the Company’s subsidiaries in India.
At April 30, 2019, there were advances of $9.5 million and $5.2 million in letters of credit outstanding under the Line of Credit. The borrowing rate at that date was 4.00%. At April 30, 2019, there were foreign bank guarantees outstanding to customers in the amount of $2.3 million, $49,000, $$75,000 and $60,000 with expiration dates in fiscal years 2020, 2021, 2022 and 2023, respectively, collateralized by a $5.0 million corporate guarantee and certain assets of the Company’s subsidiaries in India.
Amounts outstanding under the term loans were as follows as of April 30:

$ in thousands	2020	2019
Term Loan A payable	$—	$1,024
Term Loan B payable	—	240
Less: current portion	—	(1,167)
Long-term debt	$—	$97

Note 5—Income Taxes
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law, which contains several income tax provisions, as well as other measures, aimed at assisting businesses impacted by the economic effects of the COVID-19 pandemic. The CARES Act includes a broad range of tax reform provisions affecting businesses, including permissible net operating losses ("NOLs") carrybacks up to five years, changes in business deductions limitations, and deferral of Social Security withholdings. The Company expects that it will apply the NOL carryback provision of the CARES Act with respect to its estimated NOL for fiscal year 2020 to years that had higher enacted tax rates, resulting in a tax benefit. This resulted in a reclassification of a $2,456,000 NOL deferred income tax asset to refundable income taxes for fiscal year 2020.
Effective August 1, 2019, as previously stated, the Company elected to revoke the indefinite reinvestment of foreign unremitted earnings position set forth by ASC 740-30-25-17 for multiple foreign subsidiaries. The Company recorded a tax withholding expense imposed by the India Income Tax Department of $1,964,000 for the year ended April 30, 2020.
As of April 30, 2019, the Company considers the accounting defined in SEC Staff Accounting Bulletin No. 118 for the impacts of the 2017 Tax Act to be complete. We have recorded adjustments to income tax expense to account for the one-time transition tax on deferred foreign income, change in valuation of deferred tax assets associated with tax law changes, and foreign tax credits related to the transition tax.
In accordance with ASC 740, "Income Taxes," which requires deferred taxes to be re-measured in the year of an income tax rate change, the Company concluded there was no material impact related to this change and did not record a deferred income tax expense for the year ended April 30, 2020.
The Company's accounting policy with respect to the Global Intangible Low-Taxed Income (“GILTI”) tax rules is that GILTI will be treated as a periodic charge in the year in which it arises. The Company had no tax expense related to GILTI for the year ended April 30, 2020.
Income tax expense consisted of the following:

$ in thousands	2020	2019
Current tax expense (benefit):
Federal	$(2,289)	$(571)
State and local	49	(75)
Foreign	1,567	1,065
Total current tax expense	(673)	419
Deferred tax expense (benefit):
Federal	1,233	30
State and local	438	59
Foreign	760	(62)
Total deferred tax expense (benefit)	2,431	27
Net income tax expense	$1,758	$446
The reasons for the differences between the above net income tax expense and the amounts computed by applying the statutory federal income tax rate to earnings before income taxes are as follows:

$ in thousands	2020	2019
Income tax expense (benefit) at statutory rate	$(567)	$547
State and local taxes, net of federal income tax benefit	(115)	(29)
Tax credits (state, net of federal benefit)	(477)	(546)
Effects of differing US and foreign tax rates	3	190
Rate reduction impact on deferred tax assets	(47)	75
Tax on unrepatriated and repatriated foreign earnings	1,964	—
Net operating loss carryback	(939)	—
Effects of stock options exercised	—	(49)
Effect of prior year true ups	38	(105)
Impact of foreign subsidiary income to parent	(5)	317
Increase (decrease) in valuation allowance	1,707	7
Other items, net	196	39
Net income tax expense	$1,758	$446
Significant items comprising deferred tax assets and liabilities as of April 30 were as follows:

$ in thousands	2020	2019
Deferred tax assets:
Accrued employee benefit expenses	$402	$466
Allowance for doubtful accounts	150	28
Deferred compensation	890	922
Tax credits (state, net of federal benefits)	532	434
Foreign tax credit carryforwards	638	638
Unrecognized actuarial loss, defined benefit plans	2,616	1,772
Inventory reserves	102	290
Net operating loss carryforwards	457	257
Revenue recognition change (See Note 2)	—	(31)
LIFO change (See Note 3)	—	(156)
Other	506	183
Total deferred tax assets	6,293	4,803
Deferred tax liabilities:
Book basis in excess of tax basis of property, plant and equipment	(1,545)	(850)
Prepaid pension	(1,111)	(1,218)
Other	(1,090)	—
Total deferred tax liabilities	(3,746)	(2,068)
Less: valuation allowance	(2,612)	(906)
Net deferred tax assets (liabilities)	$(65)	$1,829
Deferred tax assets classified in the balance sheet:
Non-current	(65)	1,829
Net deferred tax assets (liabilities)	$(65)	$1,829
At April 30, 2020, the Company had deferred tax assets related to various federal, state and foreign deferred tax items, net operating loss carryforwards, and tax credit carryforwards in the amount of $6,293,000 The Company is required to evaluate the realization of the deferred tax asset and any requirement for a valuation allowance in accordance with ASC 740-10-30-2(b). The Company evaluates all available evidence, both positive and negative, to determine the amount of any required valuation allowance. A deferred tax asset valuation allowance of $1,707,000 was recorded in the period ended April 30, 2020 based on ASC 740-10-30-18. This guidance provides that the future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on sufficient taxable income of the appropriate character within the carryback or carryforward period available under the tax law.

At April 30, 2020, the Company had federal research and development tax credit carryforwards in the amount of $694,000 expiring beginning in 2040. The Company expects to carryback $332,000 of research and development tax credit to prior periods reducing the Company’s carryforward amount to $362,000. At April 30, 2020, the Company had foreign tax credit carryforwards in the amount of $638,000 that are subject to a full valuation allowance.
At April 30, 2020, the Company had $1,241,000 gross net operating losses in jurisdictions outside of the United States, of which $641,000 is set to expire in years 2021 to 2024. The Company files federal, state and local tax returns with statutes of limitation generally ranging from 3 to 4 years. The Company is generally no longer subject to federal tax examinations for years prior to fiscal year 2016 or state and local tax examinations for years prior to fiscal year 2015. Tax returns filed by the Company’s significant foreign subsidiaries are generally subject to statutes of limitations of 3 to 7 years and are generally no longer subject to examination for years prior to fiscal year 2014. The Company has no unrecognized tax benefits.
Note 6—Stock Options and Share-Based Compensation
The Company adopted ASU 2016-9, “Stock Compensation – Improvements to Employee Share-Based Payment Accounting” prospectively effective May 1, 2017. The Company elected prospectively to account for forfeitures as they occur rather than apply an estimated rate to share-based compensation expense.
The Company's stockholders approved the 2017 Omnibus Incentive Plan (“2017 Plan”) on August 30, 2017, which enables the Company to grant a broad range of equity, equity-related, and non-equity types of awards, with potential recipients including directors, consultants and employees. This plan replaced the 2010 Stock Option Plan for Directors and the 2008 Key Employee Stock Option Plan. No new awards will be granted under the prior plans and all outstanding options granted under the prior plans will remain subject to the prior plans. At the date of approval of the 2017 Plan there were 280,100 shares available for issuance under the prior plans. These shares and any shares subject to outstanding awards that subsequently cease to be subject to such awards are available under the 2017 Plan. The 2017 Plan did not increase the total number of shares available for issuance under the Company’s equity compensation plans. At April 30, 2020 there were 251,288 shares available for future issuance.
Under the 2017 Plan, the Company recorded stock-based compensation expense in accordance with ASC 718 of $152,000 and $34,000 and deferred income tax benefit of $36,000 and $8,000 in fiscal years 2020 and 2019, respectively. The RSUs include both a service and performance component vesting over a 3 year period. The recognized expense is based upon the vesting period for service criteria and estimated attainment of the performance criteria at the end of the 3 year period based on the ratio of cumulative days incurred to total days over the 3 year period. The remaining estimated compensation expense of $406,000 will be recorded over the remaining vesting periods.

The fair value of each RSU granted to employees was estimated on the day of grant based on the weighted average price of the Company's stock reduced by the present value of the expected dividend stream during the vesting period using the risk-free interest rate. The Company issued new shares of common stock to satisfy RSUs that vested during fiscal year 2020. The following table summarizes the RSU activity and weighted averages.

	2020		2019
	Number of RSUs	Weighted Average Grant Date Fair Value	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	23,308	$28.66	23,907	$23.74
Granted	39,781	$15.93	19,738	$32.58
Vested	(2,397)	$18.94	(2,390)	$34.16
Forfeited	(7,842)	$21.94	(17,947)	$27.07
Outstanding at end of year	52,850	$20.08	23,308	$28.66
The stockholders approved the 2010 Stock Option Plan for Directors (“2010 Plan”) in fiscal year 2011 which allowed the Company to grant options on an aggregate of 100,000 shares of the Company’s common stock. Under this plan, each eligible director was granted options to purchase 10,000 shares at the fair market value at the date of grant for a term of five years. These stock options were exercisable in four equal installments, one-fourth becoming exercisable on the next August 1 following the date of grant, and one-fourth becoming exercisable on August 1 of each of the next three years. At April 30, 2020, there were no shares available for future grants under the 2010 Plan. At April 30, 2020 there were no stock options outstanding under the 2010 Plan.
The stockholders approved the 2008 Key Employee Stock Option Plan (“2008 Plan”) in fiscal year 2009 which allowed the Company to grant options on an aggregate of 300,000 shares of the Company’s common stock. On August 26, 2015, the stockholders approved an amendment to this plan to increase the number of shares available under the 2008 Plan by 300,000 shares. Under the plan, options were granted at not less than the fair market value at the date of grant and options are exercisable in such installments, for such terms (up to 10 years), and at such times, as the Board of Directors determined at the time of the grant. At April 30, 2020, there were no shares available for future grants under the 2008 Plan.
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
The stock-based compensation expense is recorded over the vesting period (4 years) for the options granted, net of tax. Under the 2010 and 2008 Plans, the Company recorded $58,000 and $115,000 of compensation expense and $14,000 and $27,000 of deferred income tax benefit in fiscal years 2020 and 2019, respectively. The remaining compensation expense of $12,000 and deferred income tax benefit of $3,000 will be recorded over the remaining vesting periods.
The Company issued new shares of common stock to satisfy options exercised during fiscal years 2020 and 2019. Stock option activity and weighted average exercise price are summarized as follows:

	2020		2019
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	104,350	$18.28	137,250	$18.01
Canceled	(14,050)	$17.78	(13,100)	$21.03
Exercised	(2,300)	$14.98	(19,800)	$14.54
Outstanding at end of year	88,000	$18.45	104,350	$18.28

Exercisable at end of year	83,400	$18.16	84,550	$17.63
The number of options outstanding, exercisable, and their weighted average exercise prices were within the following ranges at April 30, 2020:

	Exercise Price Range
	$8.59-$11.78	$15.85-$23.62
Options outstanding	6,750	81,250
Weighted average exercise price	$10.80	$19.08
Weighted average remaining contractual life	1.64 years	5.18 years
Aggregate intrinsic value	$2,460	$—
Options exercisable	6,750	76,650
Weighted average exercise price	$10.80	$18.81
Aggregate intrinsic value	$2,460	$—

Note 7—Accumulated Other Comprehensive Income (Loss)
The Company’s other comprehensive income (loss) consists of unrealized gains and losses on the translation of the assets, liabilities, and equity of its foreign subsidiaries, changes in the fair value of its cash flow hedges, and additional minimum pension liability adjustments, net of income taxes. The before tax income (loss), related income tax effect, and accumulated balances are as follows:

$ in thousands	Cash Flow Hedges	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balance at April 30, 2018	$(3)	$(1,427)	$(4,470)	$(5,900)
Effect of changes in tax rates	—	—	(68)	(68)
Foreign currency translation adjustment	—	(464)	—	(464)
Change in fair value of cash flow hedges	4	—	—	4
Change in unrecognized actuarial loss on pension obligations	—	—	36	36
Income tax effect	(1)	—	(14)	(15)
Balance at April 30, 2019	—	(1,891)	(4,516)	(6,407)
Effect of changes in tax rates		—	—	—
Foreign currency translation adjustment	—	(444)	—	(444)
Change in fair value of cash flow hedges	1	—	—	1
Change in unrecognized actuarial loss on pension obligations	—	—	(3,592)	(3,592)
Income tax effect	(1)	1	844	844
Balance at April 30, 2020	$—	$(2,334)	$(7,264)	$(9,598)
Note 8—Leases, Commitments and Contingencies
On May 1, 2019, the Company adopted Accounting Standards Update ("ASU") No. 2016-02, Leases, and all subsequently issued clarifying guidance. Under the new guidance, lessees are required to recognize lease assets and lease liabilities with respect to the rights and obligations created by leased assets previously classified as operating leases. In July 2018, the Financial Accounting Standards Board ("FASB") issued ASU No. 2018-11, which permitted entities to record the impact of adoption using a modified retrospective method with any cumulative effect as an adjustment to retained earnings (accumulated deficit) as opposed to restating comparative periods to reflect the effects of applying the new standard. The Company elected this transition approach; therefore, the Company’s prior period reported results are not restated to include the impact of this adoption. In addition, the Company elected the package of three transition practical expedients which alleviate the requirements to reassess embedded leases, lease classification and initial direct costs for leases that commenced prior to the adoption date. The Company has elected to use the short-term lease recognition exemption for all asset classes. This means, for those leases that qualify, the Company will not recognize right-of-use ("ROU") assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets. The adoption of this standard did not affect the Condensed Consolidated Statements of Operations and therefore, no cumulative effect adjustment was recorded. The adoption of this standard also did not materially affect the Condensed Consolidated Statements of Cash Flows.
The Company has operating type leases for real estate and equipment in both the U.S. and internationally and a financing lease for a truck in the U.S. At April 30, 2020, ROU assets totaled $9,312,000. Included in the ROU assets was a finance lease with a net value of $123,000 with accumulated amortization totaling $36,000. Operating cash paid to settle lease liabilities was $1,526,000 for the twelve months ended April 30, 2020. The Company’s leases have remaining lease terms of up to 10 years. In addition, some of the leases may include options to extend the leases for up to 5 years or options to terminate the leases within 1 year. Operating lease expense was $2,441,000 for the twelve months ended April 30, 2020, inclusive of period cost for short-term leases, not included in lease liabilities, of $915,000. Rent expense for these operating leases was $2,225,000 in fiscal year 2019.
At April 30, 2020, the weighted average remaining lease term for the capitalized operating leases was 7.6 years and the weighted average discount rate was 4.1%. For the finance lease, the remaining lease term was 5.4 years and the discount rate was 10.0%. As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable.
Future minimum payments under the non-cancelable lease arrangements for the years ending April 30 are as follows:

	Operating	Financing
2021	$1,541	$32
2022	1,526	32
2023	1,496	32
2024	1,216	32
2025	1,172	32
Thereafter	3,896	11
Total Minimum Lease Payments	$10,847	$171
Imputed Interest	(1,786)	(39)
Total	$9,061	$132

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

$ in thousands	2020	2019
Accumulated Benefit Obligation, April 30	$23,720	$21,394
Change in Projected Benefit Obligations
Projected benefit obligations, beginning of year	$21,394	$21,544
Interest cost	832	859
Actuarial loss	2,769	412
Actual benefits paid	(1,275)	(1,421)
Projected benefit obligations, end of year	23,720	21,394
Change in Plan Assets
Fair value of plan assets, beginning of year	19,035	18,540
Actual return on plan assets	(444)	916
Employer contributions	—	1,000
Actual benefits paid	(1,275)	(1,421)
Fair value of plan assets, end of year	17,316	19,035
Funded status—under	$(6,404)	$(2,359)
Amounts Recognized in the Consolidated Balance Sheets consist of:
Noncurrent liabilities	$(6,404)	$(2,359)
Amounts Recognized in Accumulated Other Comprehensive Income (Loss) Consist of:
Net actual loss	$11,133	$7,541
Deferred tax benefit	(2,616)	(1,772)
After-tax actuarial loss	$8,517	$5,769
Weighted-Average Assumptions Used to Determine Benefit Obligations at April 30
Discount rate	3.10%	3.90%
Rate of compensation increase	N/A	N/A
Mortality table	Pri-2012	RP-2014
Projection scale	MP-2019	MP-2018

$ in thousands
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended April 30	2020	2019
Discount rate	3.10%	3.90%
Expected long-term return on plan assets	7.75%	7.75%
Rate of compensation increase	N/A	N/A
The components of the net periodic pension expense for each of the fiscal years ended April 30 are as follows:

$ in thousands	2020	2019
Interest cost	$832	$859
Expected return on plan assets	(1,421)	(1,448)
Recognition of net loss	1,043	884
Net periodic pension expense	$454	$295
The estimated net actuarial loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during fiscal year 2021 is $1,680,000.
The Company’s funding policy is to contribute to the plans when pension laws and economics either require or encourage funding. The Company expects to make contributions in the amount of $30,000 during fiscal year 2021. There were no contributions made to the plan in fiscal year 2020. The Company made contributions of $1,000,000 in fiscal year 2019.
The following benefit payments are expected to be paid from the benefit plans in the fiscal years ending April 30:

$ in thousands	Amount
2021	$1,506
2022	1,521
2023	1,537
2024	1,575
2025	1,550
2026 & Beyond	7,321
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
The Company uses a Yield Curve methodology to determine its GAAP discount rate. Under this approach, future benefit payment cash flows are projected from the pension plan on a projected benefit obligation basis. The payment stream is discounted to a present value using an interest rate applicable to the timing of each respective cash flow. The graph of these time-dependent interest rates is known as a yield curve. The interest rates comprising the Yield Curve are determined through a statistical analysis performed by the IRS and issued each month in the form of a pension discount curve. For this purpose, the universe of possible bonds consists of a set of bonds which are designated as corporate, have high quality ratings (AAA or AA) from nationally recognized statistical rating organizations, and have at least $250 million in par amount outstanding on at least one day during the reporting period. A 1% increase/decrease in the discount rate for fiscal years 2020 and 2019 would decrease/increase pension expense by approximately $236,000 and $234,000, respectively.
The Company uses a total return investment approach, whereby a mix of equities and fixed-income investments are used to attempt to maximize the long-term return on plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, as well as growth, value, and small and large capitalizations. The target allocations based on the Company’s investment policy were 75% in equity securities and 25% in fixed-income securities at April 30, 2020 and April 30, 2019. A 1% increase/decrease in the expected return on assets for fiscal years 2020 and 2019 would decrease/increase pension expense by approximately $183,000 and $187,000, respectively.
Plan assets by asset categories as of April 30 were as follows:

$ in thousands	2020		2019
Asset Category	Amount	%	Amount	%
Equity Securities	$10,797	62	$14,085	74
Fixed Income Securities	5,377	31	4,754	25
Cash and Cash Equivalents	1,142	7	196	1
Totals	$17,316	100	$19,035	100
The following tables present the fair value of the assets in our defined benefit pension plans at April 30:

	2020
Asset Category	Level 1	Level 2	Level 3
Large Cap	$5,831	$—	$—
Small/Mid Cap	2,121	—	—
International	1,850	—	—
Emerging Markets	483	—	—
Fixed Income	5,377	—	—
Liquid Alternatives	512	—	—
Cash and Cash Equivalents	1,142	—	—
Totals	$17,316	$—	$—

	2019
Asset Category	Level 1	Level 2	Level 3
Large Cap	$7,783	$—	$—
Small/Mid Cap	3,160	—	—
International	2,054	—	—
Emerging Markets	580	—	—
Fixed Income	4,754	—	—
Liquid Alternatives	508	—	—
Cash and Cash Equivalents	196	—	—
Totals	$19,035	$—	$—
Level 1 retirement plan assets include United States currency held by a designated trustee and equity funds of common and preferred securities issued by domestic and foreign corporations. These equity funds are traded actively on exchanges and price quotes for these shares are readily available.
Defined Contribution Plan
The Company has a defined contribution plan covering substantially all domestic salaried and hourly employees. The plan provides benefits to all employees who have attained age 21, completed three months of service, and who elect to participate. The plan provides that the Company make matching contributions equal to 100% of the employee’s qualifying contribution up to 3% of the employee’s compensation, and make matching contributions equal to 50% of the employee’s contributions between 3% and 5% of the employee’s compensation, resulting in a maximum employer contribution equal to 4% of the employee’s compensation. The Company's matching contributions were $974,000 and $953,000 for years ending April 30, 2020 and 2019. Additionally, the plan provides that the Company may elect to make a non-matching contribution for participants employed by the Company on December 31 of each year. The Company included 1% of the participant’s qualifying compensation in the annual contributions to the plan in fiscal year 2019 of $338,000. The Company did not elect to make a non-matching contribution in fiscal year 2020.
Note 10—Segment Information
The Company’s operations are classified into two business segments: Domestic and International. The Domestic business segment principally designs, manufactures, and installs scientific and technical furniture, including steel and wood laboratory cabinetry, fume hoods, laminate casework, flexible systems, worksurfaces, workstations, workbenches, and computer enclosures. The International business segment, which consists of the foreign subsidiaries identified in Note 1, provides the Company’s products and services, including facility design, detailed engineering, construction, and project management from the planning stage through testing and commissioning of laboratories.
Intersegment transactions are recorded at normal profit margins. All intercompany balances and transactions have been eliminated. Certain corporate expenses shown below have not been allocated to the business segments.
The following table shows revenues, earnings, and other financial information by business segment for each of the years ended April 30:

$ in thousands	Domestic	International	Corporate	Total
Fiscal Year 2020
Revenues from external customers	$115,103	$32,437	$—	$147,540
Intersegment revenues	3,621	2,277	(5,898)	—
Depreciation	2,371	283	—	2,654
Earnings (loss) before income taxes	1,176	1,924	(5,966)	(2,866)
Income tax expense (benefit)	585	2,463	(1,290)	1,758
Net earnings attributable to noncontrolling interest	—	63	—	63
Net earnings (loss) attributable to Kewaunee Scientific Corporation	591	(602)	(4,676)	(4,687)
Segment assets	61,154	22,775	—	83,929
Expenditures for segment assets	2,361	104	—	2,465
Revenues (excluding intersegment) from customers in foreign countries	2,009	32,437	—	34,446

Fiscal Year 2019
Revenues from external customers	$116,586	$29,964	$—	$146,550
Intersegment revenues	2,511	3,329	(5,840)	—
Depreciation	2,299	272	—	2,571
Earnings (loss) before income taxes	4,971	3,374	(6,211)	2,134
Income tax expense (benefit)	935	1,003	(1,492)	446
Net earnings attributable to noncontrolling interest	—	159	—	159
Net earnings (loss) attributable to Kewaunee Scientific Corporation	4,036	2,212	(4,719)	1,529
Segment assets	59,840	27,383	—	87,223
Expenditures for segment assets	4,015	198	—	4,213
Revenues (excluding intersegment) from customers in foreign countries	3,618	29,964	—	33,582
Note 11—Restructuring Costs
In December 2019, the Company initiated a restructuring, which included the addition of a new Vice President of Information Technology to lead the transformation and modernization of the Company's information systems, and a reduction in workforce primarily in its domestic operations to reduce operating expenses on an ongoing basis. This restructuring plan, which included the closure of the Company’s subsidiary in China, a commercial sales organization for the Company’s products in China, was substantially completed as of April 30, 2020. The Company expects the remaining administrative requirements for closure of the China subsidiary to be completed by the end of fiscal year 2021.
In fiscal year 2020, the Company incurred expenses in its domestic operations of $380,000, consisting primarily of severance costs for terminated positions and expenses related to hiring and relocation of the new Vice President of Information Technology. In addition, the Company incurred expenses in its international operations related to the closure of the China subsidiary of $288,000, consisting primarily of bad debt expenses of $240,000. The Company reflected all the expenses as operating expenses in the condensed statement of operations.
Note 12—Consolidated Quarterly Data (Unaudited)
Selected quarterly financial data for fiscal years 2020 and 2019 were as follows:

$ in thousands, except per share amounts	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2020
Net sales	$39,336	$39,722	$34,225	$34,257
Gross profit	6,946	6,316	5,278	4,887
Net earnings (loss)	496	(2,161)	(1,901)	(1,058)
Less: net earnings attributable to the noncontrolling interest	25	17	17	4
Net earnings (loss) attributable to Kewaunee Scientific Corporation	471	(2,178)	(1,918)	(1,062)
Net earnings (loss) per share attributable to Kewaunee Scientific Corporation
Basic	0.17	(0.79)	(0.70)	(0.39)
Diluted	0.17	(0.79)	(0.70)	(0.39)
Cash dividends paid per share	0.19	0.19	—	—

Fiscal Year 2019
Net sales	$42,152	$37,278	$32,372	$34,748
Gross profit	7,583	7,664	5,230	4,842
Net earnings (loss)	1,498	1,372	15	(1,197)
Less: net earnings attributable to the noncontrolling interest	9	40	37	73
Net earnings (loss) attributable to Kewaunee Scientific Corporation	1,489	1,332	(22)	(1,270)
Net earnings (loss) per share attributable to Kewaunee Scientific Corporation
Basic	0.54	0.49	(0.01)	(0.46)
Diluted	0.53	0.48	(0.01)	(0.46)
Cash dividends paid per share	0.17	0.19	0.19	0.19
The sum of the quarterly net earnings per share amounts does not necessarily equal net earnings per share for the year due to rounding.

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
We consent to the incorporation by reference in the Registration Statements (Form S-8 No. 333-160276, No. 333-176447, No. 333-213413, and No. 333-220389), of our report dated July 27, 2020 with respect to the consolidated financial statements of Kewaunee Scientific Corporation, included in this Annual Report (Form 10-K) for the year ended April 30, 2020.
/s/ ERNST & YOUNG LLP
Charlotte, North Carolina
July 27, 2020
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are intended to ensure that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 (the “Exchange Act”) is properly and timely recorded, processed, summarized, and reported. Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures as of April 30, 2020 pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective; however, due to an administrative error, we were late in filing a Current Report on Form 8-K related to the retirement of one of our "named executive officers" (as defined under applicable SEC regulations). We have since taken appropriate steps to remediate the deficiency in our disclosure procedures and controls. In designing disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives, and that management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded the Company maintained effective internal control over financial reporting as of April 30, 2020.
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
Item 9B. Other Information
None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a)
The information appearing in the sections entitled “Election of Directors” and “Meetings and Committees of the Board” included in our Proxy Statement for use in connection with our annual meeting of stockholders to be held on August 26, 2020 (the “Proxy Statement”) is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of our most recently completed fiscal year.

(b)	The names and ages of our executive officers as of June 30, 2020 and their business experience during the past five years are set forth below:
Executive Officers

Name	Age	Position
Thomas D. Hull III	44	President and Chief Executive Officer
Donald T. Gardner III	41	Vice President, Finance, Chief Financial Officer, Treasurer and Secretary
Ryan S. Noble	42	Vice President, Sales and Marketing—Americas
Elizabeth D. Phillips	43	Vice President, Human Resources
Kurt P. Rindoks	62	Vice President, Global Product Development and Strategic Alliances
Lisa L. Ryan	42	Vice President of Construction Operations
Mandar Ranade	46	Vice President of Information Technology and Engineering
Douglas J. Batdorff	47	Vice President of Manufacturing Operations
Boopathy Sathyamurthy	51	Vice President, Kewaunee Scientific Corporation Singapore Pte. Ltd., Managing Director, International Operations
Thomas D. Hull III joined the Company in November 2015 as Vice President, Finance, Chief Financial Officer, Treasurer and Secretary. Mr. Hull was elected President and Chief Executive Officer and appointed as a member of the Board of Directors in March 2019. Mr. Hull earned a Bachelor of Science degree in Accounting from LaRoche College and an MBA from the University of Pittsburgh, Joseph M. Katz School of Business. He is a certified public accountant and a member of the American Institute of Certified Public Accountants and the Pennsylvania Institute of Certified Public Accountants. Prior to joining the Company, Mr. Hull held several management positions with Ernst & Young, LLP in Pittsburgh, Pennsylvania from 1998 through 2011. From 2011 until joining the Company in 2015, he served as the Vice President of Finance, Accounting, and Information Technology with ATI Specialty Materials in Charlotte, North Carolina.
Donald T. Gardner III joined the Company in April 2019 as Vice President of Finance and Chief Financial Officer and was also elected by the Board of Directors to the positions of Secretary and Treasurer. Mr. Gardner has a Bachelor of Science degree in Accounting from the Indiana University of Pennsylvania and a Master of Business Administration from the University of Pittsburgh, Joseph M. Katz School of Business. Prior to joining the Company, from 2017 to 2019, he served as Vice President, Financial Planning & Analysis of Victra, a retailer of wireless products and services, and a portfolio company of private equity firm Lone Star Funds. During 2017 he served as the Chief Financial Officer of Component Sourcing International, a provider of global sourcing supply chain solutions, and a portfolio company of Argosy private equity. From February 2016 to June 2017, Mr. Gardner worked for Dollar Express Stores, LLC, an operator of discount retail stores, serving in various financial leadership roles, most recently as Vice President and Treasurer. From 2012 to February 2016, he worked at ATI Specialty Materials, a manufacturer of technically advanced specialty materials and complex components, serving in various financial leadership roles.
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
Kurt P. Rindoks joined the Company in 1985 as a product engineer. He was promoted to Director of Product Development in 1991 and then named Vice President in 1996. From 1998 to 2001, he served as General Manager of the Company’s Resin Materials Division. Since 2004, he has headed the Company’s international parts sourcing efforts. In 2020 Mr. Rindoks’ responsibilities were expanded to include Global Product Development and Strategic Alliances and he now holds the position of Vice President of Global Product Development and Strategic Alliances. Mr. Rindoks has a Bachelor of Science degree in Mechanical Engineering Technology from Purdue University and a Master of Business Administration from the University of North Carolina at Charlotte. As a member of ASHRAE (American Society for Heating Refrigeration and Air Conditioning

Engineers) and SEFA (Scientific Equipment Furniture Association), he played a key role in the writing of national industry standards. Mr. Rindoks was elected as Secretary/Treasurer of the SEFA Board of Directors in January 2017. He is also a contributing author for ASHRAE’s Laboratory Design Guide, Second Edition, 2015. Mr. Rindoks has garnered twenty patents and is referenced in 168 United States patents.
Ryan S. Noble joined the Company in July 2018 as Vice President of Sales and Marketing - Americas. He has a Bachelor of Science degree in Human Ecology from the University of Tennessee.  Prior to joining the Company, he was Director of Sales at Dodge Data & Analytics, a provider of analytics and software based solutions for the construction industry, from March 2018 to July 2018. From 2014 to 2018, he was a Regional Sales Director at Wausau Window and Wall Systems, a manufacturer of metal and glass solutions for commercial buildings. From 2008 to 2014 he held several sales management positions at AGC Glass Company, a glass and high performance coatings manufacturer for architectural, residential, interior, and industrial applications.
Lisa L. Ryan joined the Company in 2006 as a project manager. She was promoted to Director of Construction and Customer Operations in July 2015. In August of 2018, she was promoted to Vice President of Construction and Customer Operations. In July 2020 her responsibilities were restructured and she now holds the position of Vice President of Construction Operations. She holds a Bachelor of Science degree in Civil Engineering from Manhattan College and has her Masters of Business Administration from Queens University. Prior to joining the Company, Ms. Ryan held multiple project management positions for Turner Construction and Rogers Builders, both of which offer construction services.
Mandar Ranade joined the Company in December 2019 as Vice President of Information Technology. In February 2020, Mr. Ranade's responsibilities were expanded to include Engineering and Standards oversight and he now holds the position of Vice President of Information Technology and Engineering. He has a Master of Business Administration, Finance from the University of Leeds, Leeds, United Kingdom, and a Bachelor of Engineering, Polymers, from University of Pune, Pune, India. He also has certifications as a Project Management Professional, Certified Scrum Master, ITIL (Foundation) Certification and a Master of Oracle Applications. Prior to joining the Company, Mr. Ranade most recently held the position of Division IT Leader for EnPro Industries-Fairbanks Morse, Wisconsin from 2018 to November 2019. From 2015 to 2018 he held several Director positions, the most recent being Director of Technical Services, with Aurora Health Care, ACL Laboratories, Milwaukee, Wisconsin. Prior to those positions he was Senior Manager of IT with IMS Health, Milwaukee, Wisconsin, from 2010 to 2015, and ThermoFisher Scientific in Two Rivers, Wisconsin, from 2005 to 2010. From 1995 to 2005, he held various IT positions with GE Healthcare, Milwaukee, Wisconsin and Mumbai, India, idm Limited, in Doncaster, UK, and GREAVES Limited, Mumbai, India.
    Douglas J. Batdorff joined the Company in June 2020 as Vice President of Manufacturing Operations. He has significant experience in directing and guiding manufacturing operations, focusing on improvement of business performance, maximizing growth and profitability. Mr. Batdorff has a Bachelor of Science Degree in Mechanical Engineering from Michigan State University and a Masters in Manufacturing Operations from Kettering University. Prior to joining the Company, Mr. Batdorff was the Chief Operations Officer for Legacy Cabinets, Inc. in Eastaboga, Alabama from 2018 to 2020. From 2005 to 2018 he held various management positons with Steelcase, the most recent as Director of Manufacturing - US Operations from 2014 to 2018. He was with General Motors, Lansing, Michigan from 1998 to 2004 in many management roles, the most recent being Manufacturing Coordinator - General Assembly - Final Process.
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
The following table sets forth certain information as of April 30, 2020 with respect to compensation plans under which our equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by Security Holders:
2008 Key Employee Stock Option Plan	88,000	$18.45	—
2017 Omnibus Incentive Plan	52,850	—	251,288
Equity Compensation Plans not approved by Security Holders:	—	—	—
Total Equity Compensation Plans	140,850		251,288
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

PART IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed or incorporated by reference as part of this Annual Report:

		Page
(a)(1)	Consolidated Financial Statements
	Report of Independent Registered Public Accounting Firm	17
	Consolidated Statements of Operations—Years ended April 30, 2020 and 2019	18
	Consolidated Statements of Comprehensive Income—Years ended April 30, 2020 and 2019	19
	Consolidated Statements of Stockholders’ Equity—Years ended April 30, 2020 and 2019	20
	Consolidated Balance Sheets—April 30, 2020 and 2019	21
	Consolidated Statements of Cash Flows—Years ended April 30, 2020 and 2019	22
	Notes to Consolidated Financial Statements	23
	Consent of Independent Registered Public Accounting Firm	43
(a)(2)	Consolidated Financial Statement Schedules
	Financial statement schedules have been omitted because the information required has been separately disclosed in the consolidated financial statements or related notes.
(a)(3)	Exhibits
	Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which is attached hereto at pages 48 through 50 and which is incorporated herein by reference.

KEWAUNEE SCIENTIFIC CORPORATION
Exhibit Index

			Page Number (or Reference)
3	Articles of incorporation and bylaws
	3.1	Conformed copy of Restated Certificate of Incorporation (reflecting all amendments to date)	(18)
	3.3	By-Laws (as amended as of April 21, 2020)	(25)
4	Description of Registrant's Securities
	4.1	Description of Capital Stock	(22)
10	Material Contracts
	10.1*	Re-Established Retirement Plan for Salaried Employees of Kewaunee Scientific Corporation (as amended and restated effective as of May 1, 2012)	(4)
	10.1A*	First Amendment to the Re-Established Retirement Plan for Salaried Employees of Kewaunee Scientific Corporation	(8)
	10.1B*	Second Amendment to the Re-Established Retirement Plan for Salaried Employees of Kewaunee Scientific Corporation	(13)
	10.1C*	Third Amendment to the Re-Established Retirement Plan for Salaried Employees of Kewaunee Scientific Corporation	(14)
	10.1D*	Fourth Amendment to the Re-Established Retirement Plan for Salaried Employees of Kewaunee Scientific Corporation	(18)
	10.2*	Re-Established Retirement Plan for Hourly Employees of Kewaunee Scientific Corporation (as amended and restated effective as of May 1, 2012)	(4)
	10.2A*	First Amendment to the Re-Established Retirement Plan for Hourly Employees of Kewaunee Scientific Corporation	(8)
	10.2B*	Second Amendment to the Re-Established Retirement Plan for Hourly Employees of Kewaunee Scientific Corporation	(13)
	10.2C*	Third Amendment to the Re-Established Retirement Plan for Hourly Employees of Kewaunee Scientific Corporation	(14)
	10.2D*	Fourth Amendment to the Re-Established Retirement Plan for Hourly Employees of Kewaunee Scientific Corporation	(18)
	10.30*	Kewaunee Scientific Corporation Executive Severance Pay Policy	(2)
	10.34*	401(k) Incentive Savings Plan for Salaried and Hourly Employees of Kewaunee Scientific Corporation (as amended and restated effective June 29, 2015)	(12)
	10.34A*	First Amendment to the 401(k) Incentive Savings Plan for Salaried and Hourly Employees of Kewaunee Scientific Corporation (as amended and restated effective January 1, 2020)	(24)
	10.51*	Amended and Restated 2008 Key Employee Stock Option Plan effective August 26, 2015	(11)
	10.58*	Kewaunee Scientific Corporation 2010 Stock Option Plan for Directors	(3)
	10.61	Credit and Security Agreement dated as of May 6, 2013 between Wells Fargo Bank, National Association and Kewaunee Scientific Corporation including the forms of notes executed thereunder	(5)
	10.61A	First Amendment to Credit and Security Agreement dated July 9, 2013	(6)
	10.61B	Second Amendment to Credit and Security Agreement dated June 10, 2014	(7)
	10.61C	Third Amendment to Credit and Security Agreement and First Amendment to Revolving Line of Credit Note dated as of June 3, 2015	(9)
	10.61D	Fourth Amendment to Credit and Security Agreement and Second Amendment to Revolving Line of Credit Note dated as of March 12, 2018	(17)
	10.61E	Fifth Amendment to Credit and Security Agreement dated as of April 22, 2019	(22)
	10.61F	Sixth Amendment to Credit and Security Agreement dated as of May 28, 2019.	(22)
	10.61G	Seventh Amendment to Credit and Security Agreement and Third Amendment to Revolving Line of Credit Note dated as of July 9, 2019.	(22)
	10.61H	Credit and Security Agreement Default Waiver Letter dated as of June 19, 2019 between Wells Fargo Bank, National Association and Kewaunee Scientific Corporation.	(22)

		Page Number (or Reference)
10.61I	Security Agreement dated as of June 19, 2019 between Wells Fargo Bank, National Association and Kewaunee Scientific Corporation.	(22)
10.61J	Eighth Amendment to Credit and Security Agreement and Fourth Amendment to Revolving Line of Credit Note dated as of December 13, 2019	(23)
10.61K	Ninth Amendment to Credit and Security Agreement, Fifth Amendment to Revolving Line of Credit Note and Waiver	(1)
10.68*	401Plus Executive Deferred Compensation Plan (as amended and restated January 1, 2009)	(10)
10.68A*	Amendment No. One to the Kewaunee Scientific Corporation 401Plus Executive Deferred Compensation Plan	(10)
10.68B*	Amendment No. Two to the Kewaunee Scientific Corporation 401Plus Executive Deferred Compensation Plan	(16)
10.69*	Pension Equalization Plan (as amended and restated January 1, 2009)	(10)
10.69A*	Amendment No. One to the Kewaunee Scientific Corporation Pension Equalization Plan	(10)
10.72*	Kewaunee Scientific Corporation 2017 Omnibus Incentive Plan	(15)
10.73*	Offer Letter to Donald T. Gardner III dated April 2, 2019.	(19)
10.74*	Separation Agreement dated as of March 24, 2019 between Kewaunee Scientific Corporation and David M. Rausch.	(20)
10.75*	Change of Control Employment Agreement dated as of June 18, 2019 between Kewaunee Scientific Corporation and Thomas D. Hull III.	(21)
10.76*	Change of Control Employment Agreement dated as of June 18, 2019 between Kewaunee Scientific Corporation and Donald T. Gardner III.	(21)
10.77*	Change of Control Employment Agreement dated as of June 18, 2019 between Kewaunee Scientific Corporation and Michael D. Rok.	(21)
10.78*	Change of Control Employment Agreement dated as of June 18, 2019 between Kewaunee Scientific Corporation and Kurt P. Rindoks.	(21)
10.79*	Change of Control Employment Agreement dated as of June 18, 2019 between Kewaunee Scientific Corporation and Elizabeth D. Phillips.	(21)
10.80*	Change of Control Employment Agreement dated as of June 18, 2019 between Kewaunee Scientific Corporation and Ryan S. Noble.	(21)
10.81*	Change of Control Employment Agreement dated as of June 18, 2019 between Kewaunee Scientific Corporation and Lisa J. Ryan.	(21)
10.82*	Employment agreement dated October 1, 2017 between Kewaunee Labway India Pvt. Ltd and Bhoopathy Sathyamurthy.	(22)
10.83*	Employment Agreement dated as of October 28, 2019 between Kewaunee Scientific Corporation and Mandar Ranade	(23)
10.84*	Change of Control Employment Agreement dated as of December 2, 2019 between Kewaunee Scientific Corporation and Mandar Ranade	(24)
10.85*	Offer Letter dated as of May 7, 2020 between Kewaunee Scientific Corporation and Douglas J. Batdorff	(1)
10.86*	Change of Control Employment Agreement dated as of June 1, 2020 between Kewaunee Scientific Corporation and Douglas J. Batdorff	(1)
21.1	Subsidiaries of the Company	(1)
23.1	Consent dated July 27, 2020 of Ernst & Young LLP, Independent Registered Public Accounting Firm (incorporated by reference to page 48 of this Report on Form 10-K)	(1)
31.1	Certification of Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)	(1)
31.2	Certification of Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)	(1)
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(1)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(1)
101.INS	XBRL Instance Document	(1)
101.SCH	XBRL Taxonomy Extension Schema Document	(1)

		Page Number (or Reference)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	(1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	(1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	(1)
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

(11)
Filed as Appendix A to the Kewaunee Scientific Corporation Proxy Statement for its Annual Meeting of Stockholders on August 26, 2015 (Commission File No. 0-5286) filed on July 24, 2015, and incorporated herein by reference.

(12)
Filed as an exhibit to the Kewaunee Scientific Corporation Quarterly Report to the Securities and Exchange Commission on Form 10-Q (Commission File No. 0-5286) for the quarterly period ended October 31, 2015, and incorporated herein by reference.

(13)
Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 2016, and incorporated herein by reference.

(14)
Filed as an exhibit to the Kewaunee Scientific Corporation Quarterly Report to the Securities and Exchange Commission on Form 10-Q (Commission File No. 0-5286) for the quarterly period ended January 31, 2017, and incorporated herein by reference.

(15)
Filed as Appendix A to the Kewaunee Scientific Corporation Proxy Statement for its Annual Meeting of Stockholders on August 30, 2017 (Commission File No. 0-5286) filed on July 21, 2017, and incorporated herein by reference.

(16)
Filed as an exhibit to the Kewaunee Scientific Corporation Quarterly Report to the Securities and Exchange Commission on Form 10-Q (Commission File No. 0-5286) for the quarterly period ended January 31, 2018, and incorporated herein by reference.

(17)	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on March 16, 2018, and incorporated herein by reference.

(18)
Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 2018, and incorporated herein by reference.

(19)	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on April 30, 2019, and incorporated herein by reference.

(20)	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on June 21, 2019, and incorporated herein by reference.

(21)	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on June 21, 2019, and incorporated herein by reference.

(22)
Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 2019, and incorporated herein by reference.

(23)
Filed as an exhibit to the Kewaunee Scientific Corporation Quarterly Report to the Securities and Exchange Commission on Form 10-Q (Commission File No. 0-5286) for the quarterly period ended October 31, 2019, and incorporated herein by reference.

(24)
Filed as an exhibit to the Kewaunee Scientific Corporation Quarterly Report to the Securities and Exchange Commission on Form 10-Q (Commission File No. 0-5286) for the quarterly period ended January 31, 2020, and incorporated herein by reference.

(25)	Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on April 27, 2020, and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEWAUNEE SCIENTIFIC CORPORATION

By:	/s/ Thomas D. Hull III
Thomas D. Hull III
President and Chief Executive Officer
Date: July 27, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

(i)	Principal Executive Officer	)
)
	/s/ Thomas D. Hull III	)
	Thomas D. Hull III	)
	President and Chief Executive Officer	)
)
(ii)	Principal Financial and Accounting Officer	)
)
	/s/ Donald T. Gardner III	)
	Donald T. Gardner III	)
	Vice President, Finance	)
	Chief Financial Officer,	)
	Treasurer and Secretary	)
)
(iii)	A majority of the Board of Directors:	)	July 27, 2020
)
)
/s/ Keith M. Gehl	/s/ John D. Russell	)
Keith M. Gehl	John D. Russell	)
)
)
/s/ Margaret B. Pyle	/s/ Donald F. Shaw	)
Margaret B. Pyle	Donald F. Shaw	)
)
)
/s/ Thomas D. Hull, III		)
Thomas D. Hull, III		)
)
)
/s/ David S. Rhind		)
David S. Rhind		)