Form 10-Q
period 2020-07-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2020-09-11
CIK 55529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 4, 2020, the registrant had outstanding 2,758,510 shares of Common Stock.

KEWAUNEE SCIENTIFIC CORPORATION
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2020

i

Part 1. Financial Information

Item 1.	Financial Statements

Kewaunee Scientific Corporation
Condensed Consolidated Statements of Operations
(Unaudited)
($ and shares in thousands, except per share amounts)

	Three Months Ended July 31,
	2020	2019
Net sales	$36,423	$39,336
Cost of products sold	30,542	32,390
Gross profit	5,881	6,946
Operating expenses	6,157	6,170
Operating earnings (loss)	(276)	776
Pension expense	(288)	(113)
Other income	54	169
Interest expense	(77)	(167)
Earnings (loss) before income taxes	(587)	665
Income tax expense	21	169
Net earnings (loss)	(608)	496
Less: net earnings (loss) attributable to the noncontrolling interest	(10)	25
Net earnings (loss) attributable to Kewaunee Scientific Corporation	$(598)	$471

Net earnings (loss) per share attributable to Kewaunee Scientific Corporation stockholders:
Basic	$(0.22)	$0.17
Diluted	$(0.22)	$0.17

Weighted average number of common shares outstanding:
Basic	2,756	2,750
Diluted	2,756	2,771

See accompanying notes to condensed consolidated financial statements.

Kewaunee Scientific Corporation
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
($ in thousands)

	Three Months Ended July 31,
	2020	2019

Net earnings (loss)	$(608)	$496
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(13)	196
Change in fair value of cash flow hedge	—	(1)
Other comprehensive income (loss)	(13)	195
Comprehensive income (loss), net of tax	(621)	691
Less: comprehensive income (loss) attributable to the noncontrolling interest	(10)	25
Comprehensive income (loss) attributable to Kewaunee Scientific Corporation	$(611)	$666

See accompanying notes to condensed consolidated financial statements.

Kewaunee Scientific Corporation
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
($ in thousands, except per share amounts)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Kewaunee Scientific Corporation Stockholders’ Equity
Balance at April 30, 2020	$6,885	$3,360	$(53)	$37,821	$(9,598)	$38,415
Net loss attributable to Kewaunee Scientific Corporation	—	—	—	(598)	—	(598)
Other comprehensive loss	—	—	—	—	(13)	(13)
Stock based compensation	20	78	—	—	—	98
Balance at July 31, 2020	$6,905	$3,438	$(53)	$37,223	$(9,611)	$37,902

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Kewaunee Scientific Corporation Stockholders’ Equity
Balance at April 30, 2019	$6,875	$3,133	$(53)	$43,552	$(6,407)	$47,100
Net earnings attributable to Kewaunee Scientific Corporation	—	—	—	471	—	471
Other comprehensive income	—	—	—	—	195	195
Cash dividends paid, $0.19 per share	—	—	—	(522)	—	(522)
Stock based compensation	9	51	—	—	—	60
Balance at July 31, 2019	$6,884	$3,184	$(53)	$43,501	$(6,212)	$47,304

See accompanying notes to condensed consolidated financial statements.

Kewaunee Scientific Corporation
Condensed Consolidated Balance Sheets
($ and shares in thousands, except per share amounts)

	July 31, 2020	April 30, 2020
	(Unaudited)
Assets

Current Assets:
Cash and cash equivalents	$3,990	$4,365
Restricted cash	835	850
Receivables, less allowance; $612; $606, on each respective date	30,897	28,062
Inventories	16,458	15,330
Prepaid expenses and other current assets	6,298	5,624
Total Current Assets	58,478	54,231
Property, plant and equipment, at cost	58,818	57,859
Accumulated depreciation	(42,310)	(41,587)
Net Property, Plant and Equipment	16,508	16,272
Right of use assets	8,828	9,312
Deferred income taxes	330	336
Other assets	3,034	3,778
Total Assets	$87,178	$83,929
Liabilities and Stockholders’ Equity

Current Liabilities:
Short-term borrowings	$8,524	$4,719
Current portion of capital lease liability	20	19
Current portion of operating lease liabilities	1,256	1,282
Accounts payable	14,091	13,114
Employee compensation and amounts withheld	4,001	4,159
Deferred revenue	1,432	2,508
Other accrued expenses	1,336	1,259
Total Current Liabilities	30,660	27,060
Long-term portion of capital lease liability	108	113
Long-term portion of operating lease liabilities	7,471	7,780
Accrued pension and deferred compensation costs	9,654	9,303
Deferred income taxes	369	401
Other non-current liabilities	735	569
Total Liabilities	48,997	45,226
Commitments and Contingencies
Stockholders’ Equity:
Common stock, $2.50 par value, Authorized – 5,000 shares; Issued – 2,762 shares; 2,754 shares; – Outstanding – 2,759 shares; 2,751 shares, on each respective date	6,905	6,885
Additional paid-in-capital	3,438	3,360
Retained earnings	37,223	37,821
Accumulated other comprehensive loss	(9,611)	(9,598)
Common stock in treasury, at cost, 3 shares, on each date	(53)	(53)
Total Kewaunee Scientific Corporation Stockholders’ Equity	37,902	38,415
Noncontrolling interest	279	288
Total Stockholders’ Equity	38,181	38,703
Total Liabilities and Stockholders’ Equity	$87,178	$83,929
See accompanying notes to condensed consolidated financial statements.

Kewaunee Scientific Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)
($ in thousands)

	Three Months Ended July 31,
	2020	2019
Cash flows from operating activities:
Net earnings (loss)	$(608)	$496
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	687	644
Bad debt provision	8	36
Stock based compensation expense	112	74
Deferred income taxes	(27)	(16)
Change in assets and liabilities:
Receivables	(2,843)	(3,008)
Inventories	(1,128)	855
Accounts payable and other accrued expenses	1,065	835
Deferred revenue	(1,076)	(76)
Other, net	542	(247)
Net cash used in operating activities	(3,268)	(407)
Cash flows from investing activities:
Capital expenditures	(922)	(1,183)
Net cash used in investing activities	(922)	(1,183)
Cash flows from financing activities:
Dividends paid	—	(522)
Proceeds from short-term borrowings	23,885	16,650
Repayments on short-term borrowings	(20,080)	(12,884)
Payments on long-term debt and lease obligations	(5)	(296)
Net proceeds from exercise of stock options	(15)	(14)
Net cash provided by financing activities	3,785	2,934
Effect of exchange rate changes on cash and cash equivalents	15	81
Increase (decrease) in cash, cash equivalents and restricted cash	(390)	1,425
Cash, cash equivalents and restricted cash, beginning of period	5,215	11,156
Cash, cash equivalents and restricted cash, end of period	$4,825	$12,581

See accompanying notes to condensed consolidated financial statements.

Kewaunee Scientific Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)
A. Financial Information
The unaudited interim condensed consolidated financial statements of Kewaunee Scientific Corporation (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading.
These interim condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of these consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes included in the Company’s 2020 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. The condensed consolidated balance sheet as of April 30, 2020 included in this interim period filing has been derived from the audited consolidated financial statements at that date, but does not include all of the information and related notes required by U.S. GAAP for complete financial statements.
The preparation of the interim condensed consolidated financial statements requires management to make certain estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.
B. Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less. During the periods ended July 31, 2020 and April 30, 2020, the Company had cash deposits in excess of FDIC insured limits. The Company has not experienced any losses from such deposits. Restricted cash includes bank deposits of subsidiaries used for performance guarantees against customer orders.
The Company includes restricted cash along with the cash balance for presentation in the condensed consolidated statements of cash flows. The reconciliation between the condensed consolidated balance sheet and the condensed consolidated statement of cash flows is as follows:

	July 31, 2020	April 30, 2020
Cash and cash equivalents	$3,990	$4,365
Restricted cash	835	850
Total cash, cash equivalents and restricted cash	$4,825	$5,215

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
Disaggregated Revenue
A summary of net sales transferred to customers at a point in time and over time for the periods ended July 31, 2020 and July 31, 2019 is as follows (in thousands):

	Three Months Ended July 31, 2020
	Domestic	International	Total
Over Time	$29,080	$6,365	$35,445
Point in Time	978	—	978
	$30,058	$6,365	$36,423

	Three Months Ended July 31, 2019
	Domestic	International	Total
Over Time	$28,235	$10,049	$38,284
Point in Time	1,052	—	1,052
	$29,287	$10,049	$39,336
Contract Balances
The closing and opening balances of contract assets arising from contracts with customers which were recorded as unbilled receivables were $6,996,000 at July 31, 2020 and $6,131,000 at April 30, 2020. The closing and opening balances of contract liabilities arising from contracts with customers were $1,432,000 at July 31, 2020 and $2,508,000 at April 30, 2020. The timing of revenue recognition, billings and cash collections results in accounts receivable, unbilled receivables, and deferred revenue which are disclosed on the condensed consolidated balance sheets and in the notes to the condensed consolidated financial statements. In general, the Company receives payments from customers based on a billing schedule established in its contracts. Unbilled receivables represent amounts earned which have not yet been billed in accordance with contractually stated billing terms. Accounts receivable are recorded when the right to consideration becomes unconditional and the Company has a right to invoice the customer. Deferred revenue relates to payments received in advance of performance under the contract. Deferred revenue is recognized as revenue as (or when) the Company performs under the contract. Approximately 100% of the contract liability balances at April 30, 2020 and July 31, 2020 are expected to be recognized as revenue during the respective succeeding 12 months.

D. Inventories

The Company measures inventory using the first-in, first-out ("FIFO") method at the lower of cost and net realizable value. Inventories consisted of the following (in thousands):

	July 31, 2020	April 30, 2020
Finished products	$2,781	$2,455
Work in process	2,004	1,921
Raw materials	11,673	10,954
	$16,458	$15,330
The Company’s International subsidiaries’ inventories were $2,012,000 at July 31, 2020 and $2,136,000 at April 30, 2020 and are included in the above tables.
E. Fair Value of Financial Instruments
The Company’s financial instruments consist primarily of cash and equivalents, mutual funds, cash surrender value of life insurance policies, term loans and short-term borrowings. The carrying value of these assets and liabilities approximate their fair value. The following tables summarize the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of July 31, 2020 and April 30, 2020 (in thousands):

	July 31, 2020
Financial Assets	Level 1	Level 2	Total
Trading securities held in non-qualified compensation plans (1)	$2,512	$—	$2,512
Cash surrender value of life insurance policies (1)	—	87	87
Total	$2,512	$87	$2,599
Financial Liabilities
Non-qualified compensation plans (2)	$—	$2,961	$2,961
Total	$—	$2,961	$2,961

	April 30, 2020
Financial Assets	Level 1	Level 2	Total
Trading securities held in non-qualified compensation plans (1)	$2,485	$—	$2,485
Cash surrender value of life insurance policies (1)	—	87	87
Total	$2,485	$87	$2,572
Financial Liabilities
Non-qualified compensation plans (2)	$—	$2,899	$2,899
Total	$—	$2,899	$2,899

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
F. Derivative Financial Instruments
The Company records derivatives on the condensed consolidated balance sheets at fair value and establishes criteria for designation and effectiveness of hedging relationships. The nature of the Company’s business activities involves the management of various financial and market risks, including those related to changes in interest rates. The Company does not enter into derivative instruments for speculative purposes. In May 2013, the Company entered into certain interest rate swap arrangements to mitigate future interest rate risk associated with its long-term debt and designated these as cash flow hedges. These interest rates swaps were terminated in conjunction with the payoff of the outstanding long-term debt in September 2019.

G. Long-term Debt and Other Credit Arrangements

At July 31, 2020, advances of $8.5 million were outstanding under the Company’s bank revolving credit facility, compared to advances of $4.7 million outstanding as of April 30, 2020. The Company had standby letters of credit outstanding of $512,000 at July 31, 2020, unchanged from April 30, 2020. Amounts available under the revolving credit facility were $6.0 million and $8.7 million at July 31, 2020 and April 30, 2020, respectively.

At April 30, 2020, the Company was not in compliance with all of the financial covenants under the revolving credit facility. On July 20, 2020, the Company entered into an amendment to the Loan Agreement and Line of Credit which effected changes in certain financial covenants set forth in the Loan Agreement and included a waiver of the non-compliance described above. This amendment did not change the amount of availability provided by the Company's Line of Credit. At July 31, 2020, the Company was in compliance with all the financial covenants under its revolving credit facility.

H. Leases

In accordance with ASC 842, "ASU No. 2016-02 Leases", the Company is required to recognize lease assets and lease liabilities reflecting the rights and obligations created by leased assets previously classified as operating leases. The Company has operating type leases for real estate and equipment in both the U.S. and internationally and a financing lease for a truck in the U.S. At July 31, 2020 and April 30, 2020, right-of-use assets totaled $8,828,000 and $9,312,000, respectively. Operating cash paid to settle lease liabilities was $410,000 and $314,000 for the periods ended July 31, 2020 and July 31, 2019, respectively. The Company’s leases have remaining lease terms of up to 10 years, some of which may include options to extend the leases for up to 5 years or options to terminate the leases within 1 year. Operating lease expense was $632,000 and $549,000 for the three months ended July 31, 2020 and July 31, 2019, respectively, inclusive of period cost for short-term leases, not included in lease liabilities, of $222,000 and $235,000 for the three months ended July 31, 2020 and July 31, 2019, respectively.
At July 31, 2020, the weighted average remaining lease term for the capitalized operating leases was 7.7 years and the weighted average discount rate was 4.0%. For the financing lease, the weighted average remaining lease term was 5.2 years and the weighted average discount rate was 10.0%. The Company uses the implicit rate in determining the present value of the lease payments when available, however, most of the Company's leases do not provide an implicit rate so for those leases the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.
Future minimum lease payments under non-cancelable leases as of July 31, 2020:

	Operating	Financing
Remainder of fiscal 2021	$1,132	$24
2022	1,528	32
2023	1,498	32
2024	1,217	32
2025	1,173	32
Thereafter	3,898	11
Total Minimum Lease Payments	$10,446	$163
Imputed Interest	(1,720)	(36)
Total	$8,726	$127
I. Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the assumed exercise of outstanding options and the conversion of restricted stock units (“RSUs”) under the Company’s various stock compensation plans, except when RSUs and options have an antidilutive effect. There were 118,696 and 30,360 antidilutive RSUs and options outstanding at July 31, 2020 and July 31, 2019, respectively. The following is a reconciliation of basic to diluted weighted average common shares outstanding at July 31 (in thousands):

	2020	2019

Basic	2,756	2,750
Dilutive effect of stock options and RSUs	—	21
Weighted average common shares outstanding - diluted	2,756	2,771
J. Stock Options and Share-based Compensation
Compensation costs related to stock options and other stock awards granted by the Company are charged against operating expenses during their vesting period, under ASC 718, “Compensation-Stock Compensation.”
In May 2020, the Company granted 12,045 RSUs under the 2017 Omnibus Incentive Plan ("2017 Plan"). These RSUs include a service component that vests over a one-year period. The Company granted 83,816 RSUs under the 2017 Plan in June 2020. These RSUs include both a service and a performance component, vesting over a three-year period. The recognized expense is based upon the vesting period for service criteria and estimated attainment of the performance criteria at the end of the three- year period, based on the ratio of cumulative days of service to total days over the three-year period. The Company recorded share-based compensation expense during the three months ended July 31, 2020 and 2019 of $59,000 and $21,000, respectively. The remaining estimated share-based compensation expense of $1,131,000 and $696,000, respectively, will be recorded over the remaining vesting periods.
K. Income Taxes
Income tax expense of $21,000 and $169,000 was recorded for the three months ended July 31, 2020 and 2019, respectively. The effective tax rates were (3.6)% and 25.4% for the three months ended July 31, 2020 and 2019, respectively. The change in the effective tax rate for the three-month period is primarily due to the impact of foreign operations which are taxed at different rates than the U.S. tax rate of 21%. In addition, the change in the U.S. effective tax rate for the three months ended July 31, 2020 was unfavorably impacted by the recording of a valuation allowance against the deferred tax asset which resulted in the elimination of any income tax benefit.
L. Defined Benefit Pension Plans
The Company has non-contributory defined benefit pension plans covering substantially all domestic salaried and hourly employees. These plans were amended as of April 30, 2005; no further benefits have been, or will be, earned under the plans, subsequent to the amendment date, and no additional participants will be added to the plans. There were no Company contributions paid to the plans during the three months ended July 31, 2020, and July 31, 2019. The Company currently expects to contribute $30,000 to the plans during the remainder of the fiscal year. The Company assumed an expected long-term rate of return of 7.75% for the periods ended July 31, 2020 and July 31, 2019. Pension expense consisted of the following (in thousands):

	Three Months Ended July 31, 2020	Three Months Ended July 31, 2019
Service cost	$0	$0
Interest cost	181	208
Expected return on plan assets	(321)	(355)
Recognition of net loss	428	260
Net periodic pension expense	$288	$113

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
The following tables provide financial information by business segments for the three months ended July 31, 2020 and 2019 (in thousands):

	Domestic Operations	International Operations	Corporate / Eliminations	Total
Three months ended July 31, 2020
Revenues from external customers	$30,058	$6,365	$—	$36,423
Intersegment revenues	651	811	(1,462)	—
Earnings (loss) before income taxes	$993	$135	$(1,715)	$(587)
Three months ended July 31, 2019
Revenues from external customers	$29,287	$10,049	$—	$39,336
Intersegment revenues	2,179	842	(3,021)	—
Earnings (loss) before income taxes	$1,560	$608	$(1,503)	$665

N. New Accounting Standards
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
In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. The Company adopted this standard effective May 1, 2020. The adoption of this standard did not have a significant impact on the Company’s consolidated financial position or results of operations.
In August 2018, the FASB issued ASU 2018-13, "Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement," which removes, modifies, and adds certain disclosure requirements related to fair value measurements in ASC Topic 820. The Company adopted this standard effective May 1, 2020. The adoption of this standard did not have a significant impact on the Company’s consolidated financial position or results of operations.
In August 2018, the FASB issued ASU 2018-14, “Compensation -Retirement Benefits -Defined Benefit Plans -General (Subtopic 715-20) - Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans" ("ASU 2018-14"). The amendments in this update remove defined benefit plan disclosures that are no longer considered cost-beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. ASU 2018-14 is effective for fiscal years ending after December 15, 2020. Early adoption is permitted. The Company adopted this standard effective May 1, 2020. The adoption of this standard did not have a significant impact on the Company’s consolidated financial position or results of operations.
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
The Company’s 2020 Annual Report to Stockholders contains management’s discussion and analysis of the Company’s financial condition and results of operations as of and for the year ended April 30, 2020. The following discussion and analysis describes material changes in the Company’s financial condition since April 30, 2020. The analysis of results of operations compares the three months ended July 31, 2020 with the comparable period of the prior year.
Results of Operations
Sales for the quarter were $36,423,000, a 7.4% decrease from sales of $39,336,000 for the comparable period of the prior year. Domestic sales for the quarter were $30,058,000, up 2.6% from sales of $29,287,000 for the comparable period of the prior year. International sales for the quarter were $6,365,000, down 36.7% from sales of $10,049,000 for the comparable period of the prior year.  Domestic sales were relatively flat while International sales decreased as a result of reduced access to construction sites and re-imposed government mandated shut-downs in India during the quarter.
The Company’s order backlog was $101 million at July 31, 2020, as compared to $102 million at July 31, 2019, and $101 million at April 30, 2020. The Company continues to have a strong volume of outstanding quotations globally and is aggressively pursuing these projects.
The gross profit margin for the three months ended July 31, 2020 was 16.1% of sales, as compared to 17.7% of sales in the comparable quarter of the prior year. The decrease in gross profit margin was primarily due to the decline in sales with an unfavorable shift in product mix between the Company's business segments.
Operating expenses for the three months ended July 31, 2020 were $6,157,000, or 16.9% of sales, as compared to $6,170,000, or 15.7% of sales, in the comparable period of the prior year. The increase in operating expenses as a percentage of sales for the three months ended July 31, 2020 was primarily related to the decline in sales while the total operating expenses remained relatively flat. The decrease in operating expenses was primarily due to the reductions of $343,000 for international expenses related to wages, travel and professional fees partially offset by increases of $243,000 for administration wages and benefits and $76,000 for incentive and stock compensation expenses.
Interest expense was $77,000 for the three months ended July 31, 2020, as compared to $167,000 for the comparable period of the prior year. The changes in interest expense were primarily attributable to changes in borrowing levels and interest rates.
Income tax expense of $21,000 and $169,000 was recorded for the three months ended July 31, 2020 and 2019, respectively. The effective tax rates were (3.6)% and 25.4% for the three months ended July 31, 2020 and 2019, respectively. The change in the effective tax rate for the three months ending July 31, 2020 reflects the impact of international operations which are taxed at different rates, combined with a U.S. tax benefit recorded for the current quarter which required an offsetting valuation allowance eliminating the income tax benefit on a consolidated basis.
Noncontrolling interests related to the Company’s subsidiary not 100% owned by the Company reduced net losses by $10,000 for the three months ended July 31, 2020, as compared to a reduction of net earnings of $25,000 for the comparable period of the prior year. The change in the net earnings attributable to the noncontrolling interest in the current period was due to changes in earnings of the subsidiary in the related period.
A net loss of $598,000, or $(0.22) per diluted share, was reported for the three months ended July 31, 2020, compared to net earnings of $471,000, or $0.17 per diluted share, in the prior year period.
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
The Company had working capital of $27,818,000 at July 31, 2020, compared to $27,171,000 at April 30, 2020. The ratio of current assets to current liabilities was 1.9-to-1.0 at July 31, 2020, compared to 2.0-to-1.0 at April 30, 2020. At July 31, 2020, advances of $8.5 million were outstanding under the Company’s bank revolving credit facility, compared to advances of $4.7 million outstanding as of April 30, 2020. The Company had standby letters of credit outstanding of $512,000 at July 31, 2020 and April 30, 2020. Amounts available under the $15 million revolving credit facility were $6.0 million and $8.7 million at July 31, 2020 and April 30, 2020, respectively. As previously reported in the Company's Report on Form 8-K filed on July 24, 2020 and in Note 4 of the Notes to the Consolidated Financial Statements included in the Company's 2020 Annual Report on Form 10-K, during the quarter ended July 31, 2020, the Company entered into an amendment to its Loan Agreement and Line of Credit which effected changes in certain financial covenants and included a waiver of certain non-compliance under the previous terms of the revolving credit facility. The amendment did not change the amount of availability provided by the Company's Line of Credit.
The Company’s operations used cash of $3,268,000 during the three months ended July 31, 2020. Cash was provided by earnings and an increase in accounts payable and accrued expenses of $1,065,000, offset by an increase in accounts receivable of $2,843,000 and inventories of $1,128,000 and a decrease in deferred revenue of $1,076,000. During the three months ended July 31, 2020, the Company used net cash of $922,000 in investing activities, all of which was used for capital expenditures. The Company’s financing activities provided cash of $3,785,000 during the three months ended July 31, 2020, primarily from net increases in short-term borrowings of $3,805,000.
Outlook
The Company continues to actively monitor the COVID-19 situation and its impact. Any future development and effects will be highly uncertain and cannot be predicted, including the scope and duration of the pandemic; further adverse revenue and net income effects; disruptions to our operations; closure of project sites; ability of suppliers to support our operations; the effectiveness of our work from home arrangements; employee impacts from illness, school closures and other community response measures; any actions taken by governmental authorities and other third parties in response to the pandemic. The uncertain future development of this crisis could materially and adversely affect our business, operations, operating results, financial condition, liquidity or capital levels. We will continue to work to ensure the safety of our people and our ability to serve our customers worldwide.

In addition, the Company’s ability to predict future demand for its products continues to be limited given its role as subcontractor or supplier to dealers for subcontractors. Demand for the Company’s products is also dependent upon the number of laboratory construction projects planned and/or current progress in projects already under construction. The Company’s earnings are also impacted by fluctuations in prevailing pricing for projects in the laboratory construction marketplace and increased costs of raw materials, including stainless steel, wood, and epoxy resin, and whether the Company is able to increase product prices to customers in amounts that correspond to such increases without materially and adversely affecting sales. Additionally, since prices are normally quoted on a firm basis in the industry, the Company bears the burden of possible increases in labor and material costs between the quotation of an order and delivery of a product. Looking forward, the Company is optimistic about our opportunities for growth within our existing end-markets and we are committed to investing in, and modernizing, our capabilities to succeed.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
This report contains statements that the Company believes to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report, including statements regarding the Company’s future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “predict,” “believe” and similar words, expressions and variations of these words and expressions are intended to identify forward-looking statements. All forward-looking statements are subject to important factors, risks, uncertainties and assumptions, including industry and economic conditions that could cause actual results to differ materially from those described in the forward-looking statements. Such factors, risks, uncertainties and assumptions include, but are not limited to, competitive and general economic conditions, both domestically and internationally; changes in customer demands; dependence on customers’ required delivery schedules; risks related to fluctuations in the Company’s operating results from quarter to quarter; risks related to international operations, including foreign currency fluctuations; changes in the legal and regulatory environment; changes in raw materials and commodity costs; the effects of COVID-19 and acts of terrorism, war, governmental action, natural disasters and other Force Majeure events. Many important factors that could cause such differences are described under the caption “Risk Factors” in Item 1A in the Company’s 2020 Annual Report on Form 10-K and in Quarterly Reports on Form 10-Q subsequently filed by the Company. These forward-looking statements speak only as of the date of this document. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There are no material changes to the disclosures made on this matter in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2020.

Item 4.	Controls and Procedures
(a) Evaluation of disclosure controls and procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of July 31, 2020. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of July 31, 2020, the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that all material information required to be filed in this quarterly report is made known to them by others within the Company and its subsidiaries.
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

(1) Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 2020, and incorporated herein by reference.
*The referenced exhibit is a management contract or a compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEWAUNEE SCIENTIFIC CORPORATION (Registrant)

Date: September 11, 2020	By	/s/ Donald T. Gardner III
Donald T. Gardner III
(As duly authorized officer and Vice President, Finance and Chief Financial Officer)