Form 10-Q
period 2020-10-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2020-12-11
CIK 55529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2020
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
Common Stock, $2.50 par value                 KEQU             NASDAQ Global Market

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of December 8, 2020, the registrant had outstanding 2,762,797 shares of Common Stock.

KEWAUNEE SCIENTIFIC CORPORATION
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2020

i

Part 1. Financial Information
Item 1.    Financial Statements

Kewaunee Scientific Corporation
Condensed Consolidated Statements of Operations
(Unaudited)
($ and shares in thousands, except per share amounts)

	Three Months Ended October 31,		Six Months Ended October 31,
	2020	2019	2020	2019
Net sales	$39,000	$39,722	$75,423	$79,058
Cost of products sold	32,605	33,406	63,147	65,796
Gross profit	6,395	6,316	12,276	13,262
Operating expenses	6,406	6,355	12,563	12,525
Operating earnings (loss)	(11)	(39)	(287)	737
Pension expense	(289)	(113)	(577)	(226)
Other income	66	129	120	298
Interest expense	(128)	(135)	(205)	(302)
Earnings (loss) before income taxes	(362)	(158)	(949)	507
Income tax expense (benefit)	(197)	2,003	(176)	2,172
Net loss	(165)	(2,161)	(773)	(1,665)
Less: net earnings attributable to the noncontrolling interest	15	17	5	42
Net loss attributable to Kewaunee Scientific Corporation	$(180)	$(2,178)	$(778)	$(1,707)

Net loss per share attributable to Kewaunee Scientific Corporation stockholders
Basic	$(0.07)	$(0.79)	$(0.28)	$(0.62)
Diluted	$(0.07)	$(0.79)	$(0.28)	$(0.62)
Weighted average number of common shares outstanding
Basic	2,759	2,750	2,757	2,750
Diluted	2,759	2,750	2,757	2,750

See accompanying notes to condensed consolidated financial statements.

Kewaunee Scientific Corporation
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
($ in thousands)

	Three Months Ended October 31,		Six Months Ended October 31,
	2020	2019	2020	2019
Net loss	$(165)	$(2,161)	$(773)	$(1,665)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(35)	(179)	(48)	17
Change in fair value of cash flow hedge	—	2	—	1
Other comprehensive income (loss)	(35)	(177)	(48)	18
Comprehensive loss, net of tax	(200)	(2,338)	(821)	(1,647)
Less: comprehensive income attributable to the noncontrolling interest	15	17	5	42
Comprehensive loss attributable to Kewaunee Scientific Corporation	$(215)	$(2,355)	$(826)	$(1,689)

See accompanying notes to condensed consolidated financial statements.

Kewaunee Scientific Corporation
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
($ in thousands, except per share amounts)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Kewaunee Scientific Corporation Stockholders’ Equity
Balance at April 30, 2020	$6,885	$3,360	$(53)	$37,821	$(9,598)	$38,415
Net loss attributable to Kewaunee Scientific Corporation	—	—	—	(598)	—	(598)
Other comprehensive income	—	—	—	—	(13)	(13)
Stock based compensation	20	78	—	—	—	98
Balance at July 31, 2020	$6,905	$3,438	$(53)	$37,223	$(9,611)	$37,902
Net loss attributable to Kewaunee Scientific Corporation	—	—	—	$(180)	—	$(180)
Other comprehensive income	—	—	—	—	(35)	(35)
Stock based compensation	—	143	—	—	—	143
Balance at October 31, 2020	$6,905	$3,581	$(53)	$37,043	$(9,646)	$37,830

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Kewaunee Scientific Corporation Stockholders’ Equity
Balance at April 30, 2019	$6,875	$3,133	$(53)	$43,552	$(6,407)	$47,100
Net earnings attributable to Kewaunee Scientific Corporation	—	—	—	471	—	471
Other comprehensive income	—	—	—	—	195	195
Cash dividends paid, $0.19 per share	—	—	—	(522)	—	(522)
Stock based compensation	9	51	—	—	—	60
Balance at July 31, 2019	$6,884	$3,184	$(53)	$43,501	$(6,212)	$47,304
Net loss attributable to Kewaunee Scientific Corporation	$—	$—	$—	$(2,178)	$—	$(2,178)
Other comprehensive loss	—	—	—	—	$(177)	(177)
Cash dividends paid, $0.19 per share	—	—	—	(523)	—	(523)
Stock based compensation	—	42	—	—	—	42
Balance at October 31, 2019	$6,884	$3,226	$(53)	$40,800	$(6,389)	$44,468

See accompanying notes to condensed consolidated financial statements.

Kewaunee Scientific Corporation
Condensed Consolidated Balance Sheets
($ and shares in thousands, except per share amounts)

	October 31, 2020	April 30, 2020
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$5,759	$4,365
Restricted cash	481	850
Receivables, less allowance; $705; $606, on each respective date	33,753	28,062
Inventories	16,124	15,330
Income tax receivable	3,220	2,717
Prepaid expenses and other current assets	3,053	2,907
Total Current Assets	62,390	54,231
Property, plant and equipment, at cost	59,007	57,859
Accumulated depreciation	(42,789)	(41,587)
Net Property, Plant and Equipment	16,218	16,272
Right of use assets	9,157	9,312
Deferred income taxes	—	336
Other assets	3,597	3,778
Total Assets	$91,362	$83,929

Liabilities and Stockholders’ Equity
Current Liabilities:
Short-term borrowings	$7,592	$4,719
Current portion of capital lease liability	20	19
Current portion of operating lease liabilities	1,281	1,282
Accounts payable	17,258	13,114
Employee compensation and amounts withheld	3,374	4,159
Deferred revenue	2,768	2,508
Other accrued expenses	1,567	1,259
Total Current Liabilities	33,860	27,060
Long-term portion of capital lease liability	102	113
Long-term portion of operating lease liabilities	7,796	7,780
Accrued pension and deferred compensation costs	9,931	9,303
Deferred income taxes	323	401
Other non-current liabilities	1,281	569
Total Liabilities	53,293	45,226
Commitments and Contingencies
Stockholders’ Equity:
Common stock, $2.50 par value, Authorized – 5,000 shares; Issued – 2,762 shares; 2,754 shares; – Outstanding – 2,759 shares; 2,751 shares, on each respective date	6,905	6,885
Additional paid-in-capital	3,581	3,360
Retained earnings	37,043	37,821
Accumulated other comprehensive loss	(9,646)	(9,598)
Common stock in treasury, at cost, 3 shares, on each date	(53)	(53)
Total Kewaunee Scientific Corporation Stockholders’ Equity	37,830	38,415
Noncontrolling interest	239	288
Total Stockholders’ Equity	38,069	38,703
Total Liabilities and Stockholders’ Equity	$91,362	$83,929

See accompanying notes to condensed consolidated financial statements.

Kewaunee Scientific Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)
($ in thousands)

	Six Months Ended October 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(773)	$(1,665)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	1,346	1,292
Bad debt provision	93	72
Stock based compensation expense	256	115
Deferred income taxes	257	1,727
Change in assets and liabilities:
Receivables	(5,784)	1,171
Inventories	(794)	2,428
Income tax receivable	(503)	—
Accounts payable and other accrued expenses	4,379	(223)
Deferred revenue	260	433
Other, net	747	(854)
Net cash (used in) provided by operating activities	(516)	4,496
Cash flows from investing activities:
Capital expenditures	(1,292)	(715)
Net cash used in investing activities	(1,292)	(715)
Cash flows from financing activities:
Dividends paid	—	(1,045)
Dividends paid to noncontrolling interest in subsidiaries	(57)	(89)
Proceeds from short-term borrowings	37,599	31,456
Repayments on short-term borrowings	(34,726)	(34,209)
Payments on long-term debt and lease obligations	(9)	(1,273)
Net proceeds from exercise of stock options	(15)	(14)
Net cash provided by (used in) financing activities	2,792	(5,174)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	41	(165)
Increase (decrease) in cash, cash equivalents and restricted cash	1,025	(1,558)
Cash, cash equivalents and restricted cash, beginning of period	5,215	11,156
Cash, cash equivalents and restricted cash, end of period	$6,240	$9,598

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

B. Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less. During the periods ended October 31, 2020 and April 30, 2020, the Company had cash deposits in excess of FDIC insured limits. The Company has not experienced any losses from such deposits. Restricted cash includes bank deposits of subsidiaries used for performance guarantees against customer orders.
The Company includes restricted cash along with the cash balance for presentation in the condensed consolidated statements of cash flows. The reconciliation between the condensed consolidated balance sheet and the condensed consolidated statement of cash flows is as follows:

	October 31, 2020	April 30, 2020
Cash and cash equivalents	$5,759	$4,365
Restricted cash	481	850
Total cash, cash equivalents and restricted cash	$6,240	$5,215

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
Disaggregated Revenue
A summary of net sales transferred to customers over time and at a point in time for the periods ended October 31, 2020 and October 31, 2019 is as follows (in thousands):

	Three Months Ended October 31, 2020			Three Months Ended October 31, 2019
	Domestic	International	Total	Domestic	International	Total
Over Time	$26,950	$10,228	$37,178	$29,950	$8,138	$38,088
Point in Time	1,822	—	1,822	1,634	—	1,634
	$28,772	$10,228	$39,000	$31,584	$8,138	$39,722

	Six Months Ended October 31, 2020			Six Months Ended October 31, 2019
	Domestic	International	Total	Domestic	International	Total
Over Time	$56,030	$16,593	$72,623	$58,185	$18,187	$76,372
Point in Time	2,800	—	2,800	2,686	—	2,686
	$58,830	$16,593	$75,423	$60,871	$18,187	$79,058
Contract Balances
The closing and opening balances of contract assets arising from contracts with customers which were recorded as unbilled receivables were $8,650,000 at October 31, 2020 and $6,131,000 at April 30, 2020. The closing and opening balances of contract liabilities arising from contracts with customers were $2,768,000 at October 31, 2020 and $2,508,000 at April 30, 2020. The timing of revenue recognition, billings and cash collections results in accounts receivable, unbilled receivables, and deferred revenue which are disclosed in the condensed consolidated balance sheets and in the notes to the condensed consolidated financial statements. In general, the Company receives payments from customers based on a billing schedule established in its contracts. Unbilled receivables represent amounts earned which have not yet been billed in accordance with contractually stated billing terms. Receivables are recorded when the right to consideration becomes unconditional and the Company has a right to invoice the customer. Deferred revenue relates to payments received in advance of performance under the contract. Deferred revenue is recognized as revenue as (or when) the Company performs under the contract. Approximately 100% of the contract liability balances at April 30, 2020 and October 31, 2020 are expected to be recognized as revenue during the respective succeeding 12 months.
D. Inventories
The Company measures inventory using the first-in, first-out ("FIFO") method at the lower of cost or net realizable value. Inventories consisted of the following (in thousands):

	October 31, 2020	April 30, 2020
Finished products	$2,890	$2,455
Work in process	1,756	1,921
Raw materials	11,478	10,954
	$16,124	$15,330
The Company’s International subsidiaries’ inventories were $1,925,000 at October 31, 2020 and $2,136,000 at April 30, 2020 and are included in the above tables.

E. Fair Value of Financial Instruments
The Company’s financial instruments consist primarily of cash and equivalents, mutual funds, cash surrender value of life insurance policies, term loans and short-term borrowings. The carrying value of these assets and liabilities approximates their fair value. The following tables summarize the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2020 and April 30, 2020 (in thousands):

	October 31, 2020
Financial Assets	Level 1	Level 2	Total
Trading securities held in non-qualified compensation plans (1)	$2,484	$—	$2,484
Cash surrender value of life insurance policies (1)	—	87	87
Total	$2,484	$87	$2,571
Financial Liabilities
Non-qualified compensation plans (2)	$—	$2,951	$2,951
Total	$—	$2,951	$2,951

	April 30, 2020
Financial Assets	Level 1	Level 2	Total
Trading securities held in non-qualified compensation plans (1)	$2,485	$—	$2,485
Cash surrender value of life insurance policies (1)	—	87	87
Total	$2,485	$87	$2,572
Financial Liabilities
Non-qualified compensation plans (2)	$—	$2,899	$2,899
Total	$—	$2,899	$2,899
(1)The Company maintains two non-qualified compensation plans which include investment assets in a rabbi trust. These assets consist of marketable securities, which are valued using quoted market prices multiplied by the number of shares owned, and life insurance policies, which are valued at their cash surrender value.
(2)Plan liabilities are equal to the individual participants’ account balances and other earned retirement benefits.
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

G. Long-term Debt and Other Credit Arrangements

At October 31, 2020, advances of $7.6 million were outstanding under the Company’s revolving credit facility, compared to advances of $4.7 million outstanding as of April 30, 2020. The Company had standby letters of credit outstanding of $512,000 at October 31, 2020, unchanged from April 30, 2020. Amounts available under the revolving credit facility were $8.3 million and $8.7 million at October 31, 2020 and April 30, 2020, respectively.
At April 30, 2020, the Company was not in compliance with all of the financial covenants under the revolving credit facility. On July 20, 2020, the Company entered into an amendment to the Loan Agreement and Line of Credit which effected changes in certain financial covenants set forth in the Loan Agreement and included a waiver of the non-compliance described above. This amendment did not change the amount of availability provided by the Company's Line of Credit. At October 31, 2020, the Company was in compliance with all the financial covenants under its revolving credit facility.

H. Leases

In accordance with ASC 842, "ASU No. 2016-02 Leases," the Company is required to recognize lease assets and lease liabilities reflecting the rights and obligations created by leased assets previously classified as operating leases. The Company has operating type leases for real estate and equipment in both the U.S. and internationally and a financing lease for a truck in the U.S. At October 31, 2020 and April 30, 2020, right-of-use assets totaled $9,157,000 and $9,312,000, respectively. Operating cash paid to settle lease liabilities was $848,000 and $668,000 for the six months ended October 31, 2020 and October 31, 2019, respectively . The Company’s leases have remaining lease terms of up to 10 years. In addition, some of the leases may include options to extend the leases for up to 5 years or options to terminate the leases within 1 year. Operating lease expense was $683,000 for the three months ended October 31, 2020, inclusive of period cost for short-term leases, not included in lease liabilities, of $245,000. Operating lease expense was $1,315,000 for the six months ended October 31, 2020, inclusive of period cost for short-term leases, not included in lease liabilities, of $467,000.
Operating lease expense was $576,000 for the three months ended October 31, 2019, inclusive of period cost for short-term leases, not included in lease liabilities of $222,000, and $1,125,000 for the six months ended October 31, 2019, inclusive of period cost for short-term leases, not included in lease liabilities, of $457,000.
At October 31, 2020, the weighted average remaining lease term for the capitalized operating leases was 6.9 years and the weighted average discount rate was 4.1%. For the finance lease, the remaining lease term was 4.8 years and the discount rate was 10.0%. As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of those lease payments. The Company uses the implicit rate when readily determinable.
Future minimum lease payments under non-cancelable leases as of October 31, 2020 were as follows:

	Operating	Financing
Remainder of fiscal 2021	$889	$16
2022	1,818	32
2023	1,634	32
2024	1,276	32
2025	1,232	32
Thereafter	3,927	12
Total Minimum Lease Payments[1]	$10,776	$156
Imputed Interest	(1,700)	(33)
Total	$9,076	$123
1Excludes future minimum payments for leases which have not yet commenced as of October 31, 2020.
As of October 31, 2020, the Company has entered into leases that have not yet commenced with future minimum lease payments of $981,000 that are not yet reflected on the condensed consolidated balance sheets. These operating leases will commence in fiscal year 2021 with lease terms of 5 years.
I. Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the assumed exercise of outstanding options and the conversion of restricted stock units (“RSUs”) under the Company’s various stock compensation plans, except when RSUs and options have an antidilutive effect. There were 116,575 and 85,205 antidilutive RSUs and options outstanding at October 31, 2020 and October 31, 2019, respectively. The following is a reconciliation of basic to diluted weighted average common shares outstanding (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2020	2019	2020	2019

Basic	2,759	2,750	2,757	2,750
Dilutive effect of stock options and RSUs	—	—	—	—
Weighted average common shares outstanding - diluted	2,759	2,750	2,757	2,750

J. Stock Options and Share-based Compensation
Compensation costs related to stock options and other stock awards granted by the Company are charged against operating expenses during their vesting period, under ASC 718, "Compensation-Stock Compensation."
In May 2020, the Company granted 12,045 RSUs under the 2017 Omnibus Incentive Plan ("2017 Plan"). These RSUs include a service component that vests over a one-year period. The Company granted 83,816 RSUs under the 2017 Omnibus Incentive Plan in June 2020. These RSUs include both a service and a performance component, vesting over a three-year period. The recognized expense is based upon the vesting period for service criteria and estimated attainment of the performance criteria at the end of the three-year period, based on the ratio of cumulative days of service to total days over the three-year period. The Company recorded share-based compensation expense during the three and six months ended October 31, 2020 of $141,000 and $200,000, respectively, with the remaining estimated share-based compensation expense of $990,000 to be recorded over the remaining vesting periods. The Company recorded share-based compensation expense during the three and six months ended October 31, 2019 of $41,000 and $82,000, respectively.

K. Income Taxes
An income tax benefit of $197,000 and an income tax expense of $2,003,000 were recorded for the three months ended October 31, 2020 and 2019, respectively. An income tax benefit of $176,000 and an income tax expense of $2,172,000 were recorded for the six months ended October 31, 2020 and 2019, respectively. The effective tax rates were 54.4% and 1,267.7% for the three months ended October 31, 2020 and 2019, respectively. The effective tax rates were 18.5% and 428.4% for the six months ended October 31, 2020 and 2019, respectively. The change in the effective tax rate for the three and six-month periods is primarily due to the revocation of the Company's indefinite reinvestment of foreign unremitted earnings position (discussed below) and the impact of foreign operations which are taxed at different rates than the U.S. tax rate of 21%. In addition, the change in the effective tax rates for the three and six months ended October 31, 2020 was impacted by the recording of a Domestic income tax benefit as a result of the Company's current Domestic net loss position. This loss is permitted to be carried back and used to offset Domestic taxable income incurred in previous tax filing periods as allowed by the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"). The Company’s income tax receivable increased due to the Domestic income tax benefits afforded by the CARES Act to carryback the current Domestic loss and generate an income tax refund. The income tax receivable also includes Domestic income tax benefits attributable to a carryback claim for an applied Research and Development tax credit for the year ended April 30, 2018, as well as the taxable loss generated during the year ended April 30, 2020.
In August 2019, the Company revoked its indefinite reinvestment of foreign unremitted earnings position in compliance with ASC 740 "Income Taxes" and terminated its indefinite reinvestment of unremitted earnings assertion for the Singapore, China, and Kewaunee Labway India Pvt. Ltd. international subsidiaries. The Company recognized a tax withholding expense, imposed by the India Income Tax Department in accordance with international tax treaties between the U.S. and Singapore governments, at a rate of 10.0% and 15.0%, respectively. The Company recognized a withholding tax expense of $92,000 and $80,000 for the three and six months ended October 31, 2020, respectively, related to the unremitted earnings of the subsidiaries listed above. The Company recognized a withholding tax expense of $2,083,000 for the three and six months ended October 31, 2019 related to the unremitted earnings of the subsidiaries listed above. The Company has a deferred tax liability of $735,000 and $785,000 for the withholding tax related to Kewaunee Labway India Pvt. Ltd. as of October 31, 2020 and April 30, 2020, respectively. The Company recorded all deferred tax assets and liabilities related to its outside basis differences in its foreign subsidiaries consistent with ASC 740.
In July 2020, the U.S. Department of the Treasury issued final tax regulations (proposed regulations were originally published in 2019) with respect to global intangible low-taxed income (''GILTI''.) Among other changes, these regulations now permit an election to exclude, from the GILTI calculation, items of income which are subject to a high effective foreign tax rate. The Company excluded certain items, as permitted by these final regulations, in the current fiscal year and reflected the benefit in the estimated annual effective tax rate.

L. Defined Benefit Pension Plans
The Company has non-contributory defined benefit pension plans covering substantially all domestic salaried and hourly employees. These plans were amended as of April 30, 2005; no further benefits have been, or will be, earned under the plans, subsequent to the amendment date, and no additional participants will be added to the plans. There were no Company contributions paid to the plans during the three and six months ended October 31, 2020 and 2019. The Company currently expects to contribute $30,000 to the plans during the remainder of the fiscal year. The Company assumed an expected long-term rate of return of 7.75% for the periods ended October 31, 2020 and October 31, 2019. Pension expense consisted of the following (in thousands):

	Three Months Ended October 31, 2020	Three Months Ended October 31, 2019
Service cost	$0	$0
Interest cost	181	208
Expected return on plan assets	(321)	(355)
Recognition of net loss	429	260
Net periodic pension expense	$289	$113

	Six Months Ended October 31, 2020	Six Months Ended October 31, 2019
Service cost	$0	$0
Interest cost	362	416
Expected return on plan assets	(642)	(710)
Recognition of net loss	857	520
Net periodic pension expense	$577	$226

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
The following tables provide financial information by business segments for the periods ended October 31, 2020 and 2019 (in thousands):

	Domestic Operations	International Operations	Corporate / Eliminations	Total
Three months ended October 31, 2020
Revenues from external customers	$28,772	$10,228	$—	$39,000
Intersegment revenues	601	1,099	(1,700)	—
Earnings (loss) before income taxes	$595	$786	$(1,743)	$(362)
Three months ended October 31, 2019
Revenues from external customers	$31,584	$8,138	$—	$39,722
Intersegment revenues	907	641	(1,548)	—
Earnings (loss) before income taxes	$746	$501	$(1,405)	$(158)

	Domestic Operations	International Operations	Corporate / Eliminations	Total
Six months ended October 31, 2020
Revenues from external customers	$58,830	$16,593	$—	$75,423
Intersegment revenues	1,252	1,910	(3,162)	—
Earnings (loss) before income taxes	$1,588	$921	$(3,458)	$(949)
Six months ended October 31, 2019
Revenues from external customers	$60,871	$18,187	$—	$79,058
Intersegment revenues	3,086	1,483	(4,569)	—
Earnings (loss) before income taxes	$2,306	$1,109	$(2,908)	$507

N. Reclassifications

The Company reclassified certain amounts in the condensed consolidated balance sheet for the period ended April 30, 2020 and the condensed consolidated statements of cash flows for the six-month period ended October 31, 2019 to conform to the current period presentation.
O. New Accounting Standards

In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments," which replaces the current incurred loss method used for determining credit losses on financial assets, including trade receivables, with an expected credit loss method. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company will adopt this standard in fiscal year 2024. The Company does not expect the adoption of this standard to have a significant impact on the Company’s consolidated financial position or results of operations.
In January 2017, the FASB issued ASU 2017-04, "Simplifying the Test for Goodwill Impairment," which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. The Company adopted this standard effective May 1, 2020. The adoption of this standard did not have a significant impact on the Company’s consolidated financial position or results of operations.
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

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU 2020-04"). This guidance provides practical expedients for contract modifications and certain hedging relationships associated with the expected market transition from the LIBOR and other interbank offered rates to alternative reference rates. The ASU can be adopted after its issuance date through December 31, 2022. The Company is evaluating the optional expedients and exceptions in the guidance but does not expect the adoption of this standard to have a material impact on its consolidated financial statements.
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Company’s 2020 Annual Report to Stockholders contains management’s discussion and analysis of the Company’s financial condition and results of operations as of and for the year ended April 30, 2020. The following discussion and analysis describes material changes in the Company’s financial condition since April 30, 2020. The analysis of results of operations compares the three and six months ended October 31, 2020 with the comparable periods of the prior year.
Results of Operations
Sales for the quarter were $39,000,000, a 1.8% decrease from sales of $39,722,000 in the comparable period of the prior year. Domestic sales for the quarter were $28,772,000, down 8.9% from sales of $31,584,000 in the comparable period of the prior year. International sales for the quarter were $10,228,000, up 25.7% from sales of $8,138,000 in the comparable period of the prior year. Domestic sales decreased for the most recent quarter compared to the prior year period due to delays in project completions and limited access to construction sites as the coronavirus (“COVID-19”) pandemic continued to impact our customer base. International sales increased for the most recent quarter compared to the prior year period due to strong international demand coupled with reduced COVID-19 related restrictions in certain markets that allowed access to project sites and increased billings.
Sales for the six months ended October 31, 2020 were $75,423,000, a 4.6% decrease from sales of $79,058,000 in the comparable period of the prior year. Domestic sales for the six-month period were $58,830,000, down 3.4% from sales of $60,871,000 in the comparable period of the prior year.  International sales for the period were $16,593,000, down 8.8% from sales of $18,187,000 in the comparable period of the prior year.

The Company’s order backlog was $96 million at October 31, 2020, as compared to $92 million at October 31, 2019, and $101 million at April 30, 2020. The Company continues to have a strong volume of outstanding quotations globally and is aggressively pursuing these projects.
The gross profit margin for the three months ended October 31, 2020 was 16.4% of sales, as compared to 15.9% of sales in the comparable quarter of the prior year. The gross profit margin for the six months ended October 31, 2020 was 16.3% of sales, as compared to 16.8% of sales in the comparable period of the prior year. The increase in gross profit margin percentage for the three months ended October 31, 2020 as compared to the prior year period was related to increased sales and improved operating performance of the International segment. The decrease in gross profit margin percentage for the six months ended October 31, 2020 as compared to prior year period was related to the overall decline in sales with an unfavorable shift in product mix between the Company’s business segments.
Operating expenses for the three months ended October 31, 2020 remained relatively flat at $6,406,000, or 16.4% of sales, as compared to $6,355,000, or 16.0% of sales, in the comparable period of the prior year. Operating expenses for the six months ended October 31, 2020 were $12,563,000, or 16.7% of sales, as compared to $12,525,000, or 15.8% of sales, in the comparable period of the prior year. The increase in operating expenses for the three months ended October 31, 2020 was primarily for consulting and professional fees of $83,000 related to the implementation of strategic initiatives and International operating expenses of $146,000, partially offset by decreases in travel expenses of $181,000.
The increase in operating expenses for the six months ended October 31, 2020 was primarily related to investments in talent of $245,000 and consulting fees and professional fees of $161,000, both of which are related to previously disclosed strategic initiatives. Additionally, expenses for improvements in technology increased by $176,000 to enable remote working and support strategic initiatives. These increases were mostly offset by decreases in travel expense of $319,000 and reduced International operating expenses of $198,000.
Interest expense was $128,000 and $205,000 for the three and six months ended October 31, 2020, as compared to $135,000 and $302,000 for the comparable periods of the prior year. The changes in interest expense were primarily attributable to changes in borrowing levels.
The effective income tax rates for the three and six months ended October 31, 2020 were 54.4% and 18.5% compared to 1,267.7% and 428.4% for the three and six months ended October 31, 2019. An income tax benefit of $197,000 and an income tax expense of $2,003,000 were recorded for the three months ended October 31, 2020 and 2019, respectively. An income tax benefit of $176,000 and an income tax expense $2,172,000 were recorded for the six months ended October 31, 2020 and 2019, respectively. The change in the effective tax rates for the three and six months ending October 31, 2020 reflects the impact of international operations which are taxed at different rates, combined with a U.S. tax benefit recorded for the most recent quarter. The change in the effective tax rates from the same periods in the previous fiscal year is due to the Company’s revocation of its indefinite reinvestment of foreign unremitted earnings, effective August 2019, for the Singapore and China subsidiaries, and Kewaunee Labway India Pvt. Ltd.
The Company included a tax withholding expense, imposed by the India Income Tax Department in accordance with international tax treaties between the U.S. and Singapore governments at a rate of 10% and 15%, respectively, for the three and six months ended October 31, 2020. The Company recognized a withholding tax expense of $92,000 and $80,000 for the three and six months ended October 31, 2020, respectively, related to the unremitted earnings of the subsidiaries listed above. The Company recognized a withholding tax expense of $2,083,000 for the three and six months ended October 31, 2019 related to the unremitted earnings position of the subsidiaries listed above. The Company will record the tax withholding on all future Kewaunee Labway India Pvt. Ltd. earnings at an estimated rate of 10% and 15% for the U.S. and Singapore shareholders, respectively, in addition to the corporate income taxes. See Note K of the Notes to Condensed Consolidated Financial Statements for additional information.
Noncontrolling interests related to the Company’s subsidiaries not 100% owned by the Company reduced net earnings by $15,000 and $5,000 for the three and six months ended October 31, 2020, respectively, as compared to $17,000 and $42,000 for the comparable periods of the prior year. The change in the net earnings attributable to the noncontrolling interest in the current period was due to changes in earnings of the subsidiary in the related period.
Net loss was $180,000, or $0.07 per diluted share, for the three months ended October 31, 2020, compared to a net loss of $2,178,000, or $0.79 per diluted share, in the prior year period. A net loss of $778,000, or $0.28 per diluted share, was reported for the six months ended October 31, 2020, compared to a net loss of $1,707,000, or $0.62 per diluted share, in the prior year period.
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
The Company had working capital of $28,530,000 at October 31, 2020, compared to $27,171,000 at April 30, 2020. The ratio of current assets to current liabilities was 1.8-to-1.0 at October 31, 2020, compared to 2.0-to-1.0 at April 30, 2020. At October 31, 2020, advances of $7.6 million were outstanding under the Company’s credit facilities, compared to advances of $4.7 million outstanding as of April 30, 2020. The Company had standby letters of credit outstanding of $512,000 at October 31, 2020, unchanged from April 30, 2020. Amounts available under the $15 million revolving credit facility were $8.3 million and $8.7 million at October 31, 2020 and April 30, 2020, respectively. As previously reported in the Company's Report on Form 8-K filed on July 24, 2020 and in Note 4 of the Notes to the Consolidated Financial Statements included in the Company's 2020 Annual Report on Form 10-K, during the quarter ended July 31, 2020, the Company entered into an amendment to its Loan Agreement and Line of Credit which effected changes in certain financial covenants and included a waiver of certain non-compliance under the previous terms of the revolving credit facility. The amendment did not change the amount of availability provided by the Company's Line of Credit.
The Company’s operations used cash of $516,000 during the six months ended October 31, 2020. Cash was used primarily by increases in receivables of $5,784,000 and inventory of $794,000, partially offset by an increase in accounts payable and other accrued expenses of $4,379,000. During the six months ended October 31, 2020, the Company used net cash of $1,292,000 in investing activities, all of which was used for capital expenditures. The Company’s financing activities provided cash of $2,792,000 during the six months ended October 31, 2020, primarily from increases in short-term borrowings of $2,873,000.
Outlook
The Company continues to actively monitor the COVID-19 pandemic and its impact. Any future development and effects will be highly uncertain and cannot be predicted, including the scope and duration of the pandemic; further adverse revenue and net income effects; disruptions to our operations; closure of project sites; ability of suppliers to support our operations; the effectiveness of our work from home arrangements; employee impacts from illness, school closures and other community response measures; and any actions taken by governmental authorities and other third parties in response to the pandemic. The uncertain future development of this crisis could materially and adversely affect our business, operations, operating results, financial condition, liquidity or capital levels. We will continue to work to ensure the safety of our people and our ability to serve our customers worldwide.

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
Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
This report contains statements that the Company believes to be “forward-looking statements” within the meaning of the
Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report, including statements regarding the Company’s future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,”
“plan,” “predict,” “believe” and similar words, expressions and variations of these words and expressions are intended to identify forward-looking statements. All forward-looking statements are subject to important factors, risks, uncertainties and assumptions, including industry and economic conditions that could cause actual results to differ materially from those described in the forward-looking statements. Such factors, risks, uncertainties and assumptions include, but are not limited to, competitive and general economic conditions and the rapidly evolving COVID-19 pandemic, including disruptions from government mandates, both domestically and internationally; changes in customer demands; technological changes in our operations or in our industry; dependence on customers’ required delivery schedules; risks related to fluctuations in the Company’s operating results from quarter to quarter; risks related to international operations, including foreign currency fluctuations; changes in the legal and regulatory environment; changes in raw materials and commodity costs; and acts of terrorism, war, governmental action, natural disasters and other Force Majeure events. The cautionary statements made pursuant to the Reform Act herein and elsewhere by us should not be construed as exhaustive. We cannot always predict what factors would cause actual results to differ materially from those indicated by the forward-looking statements. Over time, our actual results, performance, or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and harmful to our stockholders’ interest. Many important factors that could cause such differences are described under the caption “Risk Factors” in Item 1A in the Company’s 2020 Annual Report on Form 10-K and in Quarterly Reports on Form 10-Q subsequently filed by the Company. These forward-looking statements speak only as of the date of this document. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There are no material changes to the disclosures made on this matter in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2020.
Item 4.    Controls and Procedures
(a) Evaluation of disclosure controls and procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 31, 2020. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of October 31, 2020, the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that all material information required to be filed in this quarterly report is made known to them by others within the Company and its subsidiaries.
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

KEWAUNEE SCIENTIFIC CORPORATION (Registrant)

Date: December 11, 2020	By	/s/ Donald T. Gardner III
Donald T. Gardner III
(As duly authorized officer and Vice President, Finance and Chief Financial Officer)