Form 10-Q
period 2021-01-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2021-03-12
CIK 55529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2021
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 8, 2021, the registrant had outstanding 2,762,797 shares of Common Stock.

KEWAUNEE SCIENTIFIC CORPORATION
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2021

i

Part 1. Financial Information
Item 1.    Financial Statements

Kewaunee Scientific Corporation
Condensed Consolidated Statements of Operations
(Unaudited)
($ and shares in thousands, except per share amounts)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020
Net sales	$33,339	$34,225	$108,762	$113,283
Cost of products sold	27,685	28,947	90,832	94,743
Gross profit	5,654	5,278	17,930	18,540
Operating expenses	6,030	7,350	18,593	19,875
Operating loss	(376)	(2,072)	(663)	(1,335)
Pension expense	(288)	(113)	(865)	(339)
Other income	51	84	171	382
Interest expense	(105)	(150)	(310)	(452)
Loss before income taxes	(718)	(2,251)	(1,667)	(1,744)
Income tax expense (benefit)	(813)	(350)	(989)	1,822
Net earnings (loss)	95	(1,901)	(678)	(3,566)
Less: Net earnings attributable to the noncontrolling interest	14	17	19	59
Net earnings (loss) attributable to Kewaunee Scientific Corporation	$81	$(1,918)	$(697)	$(3,625)

Net earnings (loss) per share attributable to Kewaunee Scientific Corporation stockholders
Basic	$0.03	$(0.70)	$(0.25)	$(1.32)
Diluted	$0.03	$(0.70)	$(0.25)	$(1.32)
Weighted average number of common shares outstanding
Basic	2,762	2,750	2,759	2,750
Diluted	2,789	2,750	2,759	2,750

See accompanying notes to condensed consolidated financial statements.

Kewaunee Scientific Corporation
Condensed Consolidated Statements of Comprehensive Income and (Loss)
(Unaudited)
($ in thousands)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020
Net earnings (loss)	$95	$(1,901)	$(678)	$(3,566)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	31	(26)	(17)	(9)
Change in fair value of cash flow hedge	—	—	—	1
Other comprehensive income (loss)	31	(26)	(17)	(8)
Comprehensive income (loss), net of tax	126	(1,927)	(695)	(3,574)
Less: Comprehensive income attributable to the noncontrolling interest	14	17	19	59
Comprehensive income (loss) attributable to Kewaunee Scientific Corporation	$112	$(1,944)	$(714)	$(3,633)

See accompanying notes to condensed consolidated financial statements.

Kewaunee Scientific Corporation
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
($ in thousands, except per share amounts)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Kewaunee Scientific Corporation Stockholders’ Equity
Balance at April 30, 2020	$6,885	$3,360	$(53)	$37,821	$(9,598)	$38,415
Net loss attributable to Kewaunee Scientific Corporation	—	—	—	(598)	—	(598)
Other comprehensive loss	—	—	—	—	(13)	(13)
Stock based compensation	20	78	—	—	—	98
Balance at July 31, 2020	$6,905	$3,438	$(53)	$37,223	$(9,611)	$37,902
Net loss attributable to Kewaunee Scientific Corporation	$—	$—	$—	$(180)	$—	$(180)
Other comprehensive loss	—	—	—	—	(35)	(35)
Stock based compensation	—	143	—	—	—	143
Balance at October 31, 2020	$6,905	$3,581	$(53)	$37,043	$(9,646)	$37,830
Net earnings attributable to Kewaunee Scientific Corporation	$—	$—	$—	$81	$—	$81
Other comprehensive income	—	—	—	—	31	31
Stock based compensation	10	103	—	—	—	113
Balance at January 31, 2021	$6,915	$3,684	$(53)	$37,124	$(9,615)	$38,055

See accompanying notes to condensed consolidated financial statements.

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Kewaunee Scientific Corporation Stockholders’ Equity
Balance at April 30, 2019	$6,875	$3,133	$(53)	$43,552	$(6,407)	$47,100
Net earnings attributable to Kewaunee Scientific Corporation	—	—	—	471	—	471
Other comprehensive income	—	—	—	—	195	195
Cash dividends paid, $0.19 per share	—	—	—	(522)	—	(522)
Stock based compensation	9	51	—	—	—	60
Balance at July 31, 2019	$6,884	$3,184	$(53)	$43,501	$(6,212)	$47,304
Net loss attributable to Kewaunee Scientific Corporation	$—	$—	$—	$(2,178)	$—	$(2,178)
Other comprehensive loss	—	—	—	—	$(177)	(177)
Cash dividends paid, $0.19 per share	—	—	—	(523)	—	(523)
Stock based compensation	—	42	—	—	—	42
Balance at October 31, 2019	$6,884	$3,226	$(53)	$40,800	$(6,389)	$44,468
Net loss attributable to Kewaunee Scientific Corporation	$—	$—	$—	$(1,918)	$—	$(1,918)
Other comprehensive income (loss)	—	—	—	—	$(26)	(26)
Stock options exercised, 2,300 shares	1	(1)	—	—	—	—
Stock based compensation	—	125	—	—	—	125
Balance at January 31, 2020	$6,885	$3,350	$(53)	$38,882	$(6,415)	$42,649

See accompanying notes to condensed consolidated financial statements.

Kewaunee Scientific Corporation
Condensed Consolidated Balance Sheets
($ and shares in thousands, except per share amounts)

	January 31, 2021	April 30, 2020
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$5,563	$4,365
Restricted cash	540	850
Receivables, less allowance; $669; $606, on each respective date	30,091	28,062
Inventories	15,615	15,330
Income tax receivable	4,205	2,717
Prepaid expenses and other current assets	4,109	2,907
Total Current Assets	60,123	54,231
Property, plant and equipment, at cost	59,640	57,859
Accumulated depreciation	(43,429)	(41,587)
Net Property, Plant and Equipment	16,211	16,272
Right of use assets	9,715	9,312
Deferred income taxes	—	336
Other assets	3,560	3,778
Total Assets	$89,609	$83,929

Liabilities and Stockholders’ Equity
Current Liabilities:
Short-term borrowings	$4,493	$4,719
Current portion of capital lease liability	21	19
Current portion of operating lease liabilities	1,352	1,282
Accounts payable	15,996	13,114
Employee compensation and amounts withheld	4,546	4,159
Deferred revenue	3,642	2,508
Other accrued expenses	1,563	1,259
Total Current Liabilities	31,613	27,060
Long-term portion of capital lease liability	97	113
Long-term portion of operating lease liabilities	8,276	7,780
Accrued pension and deferred compensation costs	10,298	9,303
Deferred income taxes	225	401
Other non-current liabilities	838	569
Total Liabilities	51,347	45,226
Commitments and Contingencies
Stockholders’ Equity:
Common stock, $2.50 par value, Authorized – 5,000 shares; Issued – 2,766 shares; 2,754 shares; – Outstanding – 2,763 shares; 2,751 shares, on each respective date	6,915	6,885
Additional paid-in-capital	3,684	3,360
Retained earnings	37,124	37,821
Accumulated other comprehensive loss	(9,615)	(9,598)
Common stock in treasury, at cost, 3 shares, on each date	(53)	(53)
Total Kewaunee Scientific Corporation Stockholders’ Equity	38,055	38,415
Noncontrolling interest	207	288
Total Stockholders’ Equity	38,262	38,703
Total Liabilities and Stockholders’ Equity	$89,609	$83,929

See accompanying notes to condensed consolidated financial statements.

Kewaunee Scientific Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)
($ in thousands)

	Nine Months Ended January 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(678)	$(3,566)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,005	1,927
Bad debt provision	60	321
Stock based compensation expense	385	241
Deferred income taxes	159	1,056
Change in assets and liabilities:
Receivables	(2,089)	5,530
Inventories	(285)	1,959
Income tax receivable	(1,488)	—
Accounts payable and other accrued expenses	3,843	(2,512)
Deferred revenue	1,134	201
Other, net	61	(546)
Net cash provided by operating activities	3,107	4,611
Cash flows from investing activities:
Capital expenditures	(1,944)	(1,371)
Net cash used in investing activities	(1,944)	(1,371)
Cash flows from financing activities:
Dividends paid	—	(1,045)
Dividends paid to noncontrolling interest in subsidiaries	(108)	(324)
Proceeds from short-term borrowings	49,298	44,958
Repayments on short-term borrowings	(49,524)	(50,454)
Payments on long-term debt and lease obligations	(14)	(1,277)
Net proceeds from exercise of stock options	(31)	(14)
Net cash used in financing activities	(379)	(8,156)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	104	(177)
Increase (decrease) in cash, cash equivalents and restricted cash	888	(5,093)
Cash, cash equivalents and restricted cash, beginning of period	5,215	11,156
Cash, cash equivalents and restricted cash, end of period	$6,103	$6,063

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

B. Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less. During the periods ended January 31, 2021 and April 30, 2020, the Company had cash deposits in excess of FDIC insured limits. The Company has not experienced any losses from such deposits. Restricted cash includes bank deposits of subsidiaries used for performance guarantees against customer orders.
The Company includes restricted cash along with the cash balance for presentation in the condensed consolidated statements of cash flows. The reconciliation between the condensed consolidated balance sheet and the condensed consolidated statement of cash flows is as follows:

	January 31, 2021	April 30, 2020
Cash and cash equivalents	$5,563	$4,365
Restricted cash	540	850
Total cash, cash equivalents and restricted cash	$6,103	$5,215

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
Disaggregated Revenue
A summary of net sales transferred to customers over time and at a point in time for the periods ended January 31, 2021 and January 31, 2020 is as follows (in thousands):

	Three Months Ended January 31, 2021			Three Months Ended January 31, 2020
	Domestic	International	Total	Domestic	International	Total
Over Time	$24,198	$8,273	$32,471	$25,107	$7,526	$32,633
Point in Time	868	—	868	1,592	—	1,592
	$25,066	$8,273	$33,339	$26,699	$7,526	$34,225

	Nine Months Ended January 31, 2021			Nine Months Ended January 31, 2020
	Domestic	International	Total	Domestic	International	Total
Over Time	$81,206	$24,866	$106,072	$83,292	$25,713	$109,005
Point in Time	2,690	—	2,690	4,278	—	4,278
	$83,896	$24,866	$108,762	$87,570	$25,713	$113,283
Contract Balances
The closing and opening balances of contract assets arising from contracts with customers which were recorded as unbilled receivables were $8,539,000 at January 31, 2021 and $6,131,000 at April 30, 2020. The closing and opening balances of contract liabilities arising from contracts with customers were $3,642,000 at January 31, 2021 and $2,508,000 at April 30, 2020. The timing of revenue recognition, billings and cash collections results in accounts receivable, unbilled receivables, and deferred revenue which are disclosed in the condensed consolidated balance sheets and in the notes to the condensed consolidated financial statements. In general, the Company receives payments from customers based on a billing schedule established in its contracts. Unbilled receivables represent amounts earned which have not yet been billed in accordance with contractually stated billing terms and are included in receivables on the condensed consolidated balance sheets. Receivables are recorded when the right to consideration becomes unconditional and the Company has a right to invoice the customer. Deferred revenue relates to payments received in advance of performance under the contract. Deferred revenue is recognized as revenue as (or when) the Company performs under the contract. Approximately 100% of the contract liability balances at April 30, 2020 and January 31, 2021 are expected to be recognized as revenue during the respective succeeding 12 months.
D. Inventories
The Company measures inventory using the first-in, first-out ("FIFO") method at the lower of cost or net realizable value. Inventories consisted of the following (in thousands):

	January 31, 2021	April 30, 2020
Finished products	$2,712	$2,455
Work in process	1,826	1,921
Raw materials	11,077	10,954
	$15,615	$15,330
The Company’s International subsidiaries’ inventories were $1,915,000 at January 31, 2021 and $2,136,000 at April 30, 2020 and are included in the above tables.
E. Fair Value of Financial Instruments
The Company’s financial instruments consist primarily of cash and equivalents, mutual funds, cash surrender value of life insurance policies, term loans and short-term borrowings. The carrying value of these assets and liabilities approximates their fair value. The following tables summarize the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of January 31, 2021 and April 30, 2020 (in thousands):

	January 31, 2021
Financial Assets	Level 1	Level 2	Total
Trading securities held in non-qualified compensation plans (1)	$2,547	$—	$2,547
Cash surrender value of life insurance policies (1)	—	87	87
Total	$2,547	$87	$2,634
Financial Liabilities
Non-qualified compensation plans (2)	$—	$3,059	$3,059
Total	$—	$3,059	$3,059

	April 30, 2020
Financial Assets	Level 1	Level 2	Total

Trading securities held in non-qualified compensation plans (1)	$2,485	$—	$2,485
Cash surrender value of life insurance policies (1)	—	87	87
Total	$2,485	$87	$2,572
Financial Liabilities
Non-qualified compensation plans (2)	$—	$2,899	$2,899
Total	$—	$2,899	$2,899
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

G. Long-term Debt and Other Credit Arrangements
At January 31, 2021, advances of $4.5 million were outstanding under the Company’s revolving credit facility, compared to advances of $4.7 million outstanding as of April 30, 2020. The Company had standby letters of credit outstanding of $512,000 at January 31, 2021, unchanged from April 30, 2020. Amounts available under the revolving credit facility were $8.6 million and $8.7 million at January 31, 2021 and April 30, 2020, respectively.
At April 30, 2020, the Company was not in compliance with all of the financial covenants under the revolving credit facility. On July 20, 2020, the Company entered into an amendment which effected changes in certain financial covenants and included a waiver of the non-compliance. On January 28, 2021, the Company entered into another amendment which effected changes (i) extending the maturity date under the Credit Agreement and Revolving Note from February 1, 2021 to May 3, 2021; (ii) establishing a minimum EBITDA covenant for the fiscal quarter ending April 30, 2021 of $1,000,000, determined for the four-quarter period then ending; and (iii) revising the covenant regarding delivery of financial projections to the Bank to, among other things, provide projections for the next succeeding fiscal year. These amendments did not change the amount of availability under the revolving credit facility. At January 31, 2021, the Company was in compliance with all the financial covenants under its revolving credit facility.

H. Leases

In accordance with ASC 842, "ASU No. 2016-02 Leases," the Company is required to recognize lease assets and lease liabilities reflecting the rights and obligations created by leased assets previously classified as operating leases. The Company has operating type leases for real estate and equipment in both the U.S. and internationally and a financing lease for a truck in the U.S. At January 31, 2021 and April 30, 2020, right-of-use assets totaled $9,715,000 and $9,312,000, respectively. Operating cash paid to settle lease liabilities was $1,299,000 and $1,154,000 for the nine months ended January 31, 2021 and January 31, 2020, respectively. The Company’s leases have remaining lease terms of up to 10 years. In addition, some of the leases may include options to extend the leases for up to 5 years or options to terminate the leases within 1 year. Operating lease expenses were $718,000 and $645,000 for the three months ended January 31, 2021 and 2020, respectively, inclusive of period cost for short-term leases, not included in lease liabilities, of $267,000 and $215,000, respectively. Operating lease expenses were $2,032,000 and $1,770,000 for the nine months ended January 31, 2021 and 2020, respectively, inclusive of period cost for short-term leases, not included in lease liabilities, of $733,000 and $673,000, respectively.

At January 31, 2021, the weighted average remaining lease term for the capitalized operating leases was 6.1 years and the weighted average discount rate was 4.1%. For the financing lease, the remaining lease term was 4.6 years and the discount rate was 10.0%. As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of those lease payments. The Company uses the implicit rate when readily determinable.
Future minimum lease payments under non-cancelable leases as of January 31, 2021 were as follows:

	Operating	Financing

Remainder of fiscal 2021	$492	$8
2022	2,023	32
2023	1,839	32
2024	1,480	32
2025	1,436	32
Thereafter	4,101	12
Total Minimum Lease Payments	$11,371	$148
Imputed Interest	(1,742)	(30)
Total	$9,629	$118
I. Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the assumed exercise of outstanding options and the conversion of restricted stock units (“RSUs”) under the Company’s various stock compensation plans, except when RSUs and options have an antidilutive effect. There were 83,910 and 95,906 antidilutive RSUs and options outstanding at January 31, 2021 and January 31, 2020, respectively. The following is a reconciliation of basic to diluted weighted average common shares outstanding (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020

Basic	2,762	2,750	2,759	2,750
Dilutive effect of stock options and RSUs	27	—	—	—
Weighted average common shares outstanding - diluted	2,789	2,750	2,759	2,750
J. Stock Options and Share-based Compensation
Compensation costs related to stock options and other stock awards granted by the Company are charged against operating expenses during their vesting period, under ASC 718, "Compensation-Stock Compensation."
In May 2020, the Company granted 12,045 RSUs under the 2017 Omnibus Incentive Plan ("2017 Plan"). These RSUs include a service component that vests over a one-year period. The Company granted 83,816 RSUs under the 2017 Omnibus Incentive Plan in June 2020. These RSUs include both a service and a performance component, vesting over a three-year period. The recognized expense is based upon the vesting period for service criteria and estimated attainment of the performance criteria at the end of the three-year period, based on the ratio of cumulative days of service to total days over the three-year period. The Company recorded share-based compensation expense during the three and nine months ended January 31, 2021 of $129,000 and $344,000, respectively, with the remaining estimated share-based compensation expense of $805,000 to be recorded over the remaining vesting periods. The Company recorded share-based compensation expense during the three and nine months ended January 31, 2020 of $126,000 and $208,000, respectively. Directors' fees paid with shares of common stock in lieu of cash in accordance with Director compensation guidelines were $41,000 for each of the nine month periods ended January 31, 2021 and January 31, 2020 and were included in the share-based compensation on the condensed consolidated statements of cash flows.
K. Income Taxes
Income tax benefits of $813,000 and $350,000 were recorded for the three months ended January 31, 2021 and 2020, respectively. An income tax benefit of $989,000 and an income tax expense of $1,822,000 were recorded for the nine months ended January 31, 2021 and 2020, respectively. The effective tax rates were 113.2% and 15.5% for the three months ended

January 31, 2021 and 2020, respectively. The effective tax rates were 59.3% and 104.5% for the nine months ended January 31, 2021 and 2020, respectively. The change in the effective tax rate for the three and nine-month periods is primarily due to the revocation of the Company's indefinite reinvestment of foreign unremitted earnings position (discussed below) and the impact of foreign operations which are taxed at different rates than the U.S. tax rate of 21%. In addition, the change in the effective tax rates for the three and nine months ended January 31, 2021 was impacted by the recording of a Domestic income tax benefit as a result of the Company's current Domestic net loss position. This loss is permitted to be carried back and used to offset Domestic taxable income incurred in previous tax filing periods as allowed by the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"). The Company recorded income tax receivables of $4,205,000 and $2,717,000 as of January 31, 2021 and April 30, 2020, respectively, which includes Domestic income tax benefits attributable to the carryback claims for the applied Research and Development tax credit for the year ended April 30, 2018, the taxable losses generated during the year ended April 30, 2020 and the nine months ended January 31, 2021.
In August 2019, the Company revoked its indefinite reinvestment of foreign unremitted earnings position in compliance with ASC 740 "Income Taxes" and terminated its indefinite reinvestment of unremitted earnings assertion for the Singapore, China, and Kewaunee Labway India Pvt. Ltd. international subsidiaries. The Company recognized a tax withholding expense, for the dividends paid to the US and Singapore shareholders, imposed by the India Income Tax Department in accordance with international tax treaties between India and the U.S. and Singapore governments, at a rate of 10.0% and 15.0%, respectively. The Company recognized a withholding tax expense of $18,000 and $99,000 for the three and nine months ended January 31, 2021, respectively, related to the unremitted earnings of the subsidiaries listed above. The Company recognized a withholding tax expense of $50,000 and $2,214,000 for the three and nine months ended January 31, 2020 related to the unremitted earnings position of the subsidiaries listed above. The Company has a deferred tax liability of $647,000 and $785,000 for the withholding tax related to Kewaunee Labway India Pvt. Ltd. as of January 31, 2021 and April 30, 2020, respectively. The Company recorded all deferred tax assets and liabilities related to its outside basis differences in its foreign subsidiaries consistent with ASC 740.
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
L. Defined Benefit Pension Plans
The Company has non-contributory defined benefit pension plans covering substantially all domestic salaried and hourly employees. These plans were amended as of April 30, 2005; no further benefits have been, or will be, earned under the plans, subsequent to the amendment date, and no additional participants will be added to the plans. The Company contributed $30,000 to the plans during the three and nine months ended January 31, 2021. There were no Company contributions paid to the plans during the three and nine months ended January 31, 2020. The Company assumed an expected long-term rate of return of 7.75% for the periods ended January 31, 2021 and January 31, 2020. Pension expense consisted of the following (in thousands):

	Three Months Ended January 31, 2021	Three Months Ended January 31, 2020

Service cost	$0	$0
Interest cost	181	208
Expected return on plan assets	(321)	(355)
Recognition of net loss	428	260
Net periodic pension expense	$288	$113

	Nine Months Ended January 31, 2021	Nine Months Ended January 31, 2020

Service cost	$0	$0
Interest cost	543	624
Expected return on plan assets	(963)	(1,065)
Recognition of net loss	1,285	780
Net periodic pension expense	$865	$339

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
The following tables provide financial information by business segments for the periods ended January 31, 2021 and 2020 (in thousands):

	Domestic Operations	International Operations	Corporate / Eliminations	Total
Three months ended January 31, 2021
Revenues from external customers	$25,066	$8,273	$—	$33,339
Intersegment revenues	463	550	(1,013)	—
Earnings (loss) before income taxes	$206	$689	$(1,613)	$(718)
Three months ended January 31, 2020
Revenues from external customers	$26,699	$7,526	$—	$34,225
Intersegment revenues	302	659	(961)	—
Earnings (loss) before income taxes	$(867)	$513	$(1,897)	$(2,251)

	Domestic Operations	International Operations	Corporate / Eliminations	Total
Nine months ended January 31, 2021
Revenues from external customers	$83,896	$24,866	$—	$108,762
Intersegment revenues	1,715	2,460	(4,175)	—
Earnings (loss) before income taxes	$1,794	$1,610	$(5,071)	$(1,667)
Nine months ended January 31, 2020
Revenues from external customers	$87,570	$25,713	$—	$113,283
Intersegment revenues	3,388	2,142	(5,530)	—
Earnings (loss) before income taxes	$1,439	$1,622	$(4,805)	$(1,744)

N. Reclassifications

The Company reclassified certain amounts in the condensed consolidated balance sheet for the period ended April 30, 2020 and the condensed consolidated statements of cash flows for the nine-month period ended January 31, 2021 to conform to the current period presentation.
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

In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes ("Topic 740"): Simplifying the Accounting for Income Taxes." This update simplifies the accounting for income taxes through certain targeted improvements to various subtopics within Topic 740. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2020. The Company expects to adopt this guidance when effective and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU 2020-04"). This guidance provides practical expedients for contract modifications and certain hedging relationships associated with the expected market transition from London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. The ASU can be adopted after its issuance date through December 31, 2022. The Company is evaluating the optional expedients and exceptions in the guidance but does not expect the adoption of this standard to have a material impact on its consolidated financial statements.
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Company’s 2020 Annual Report to Stockholders contains management’s discussion and analysis of the Company’s financial condition and results of operations as of and for the year ended April 30, 2020. The following discussion and analysis describes material changes in the Company’s financial condition since April 30, 2020. The analysis of results of operations compares the three and nine months ended January 31, 2021 with the comparable periods of the prior year.
Results of Operations
Sales for the quarter were $33,339,000, a 2.6% decrease from sales of $34,225,000 in the comparable period of the prior year. Domestic sales for the quarter were $25,066,000, down 6.1% from sales of $26,699,000 in the comparable period of the prior year. International sales for the quarter were $8,273,000, up 9.9% from sales of $7,526,000 in the comparable period of the prior year. Domestic sales decreased for the most recent quarter compared to the prior year period due to continued delays in construction projects due to the coronavirus pandemic. International sales increased for the most recent quarter compared to the prior year period due to strong international demand coupled with reduced coronavirus related restrictions in certain markets that allowed access to project sites.
Sales for the nine months ended January 31, 2021 were $108,762,000, a 4.0% decrease from sales of $113,283,000 in the comparable period of the prior year. Domestic sales for the nine-month period were $83,896,000, down 4.2% from sales of $87,570,000 in the comparable period of the prior year.  International sales for the period were $24,866,000, down 3.3% from sales of $25,713,000 in the comparable period of the prior year.
The Company’s order backlog was $103 million at January 31, 2021, as compared to $93 million at January 31, 2020, and $101 million at April 30, 2020. The Company continues to have a strong volume of outstanding quotations globally and is aggressively pursuing these projects.
The gross profit margin for the three months ended January 31, 2021 was 17.0% of sales, as compared to 15.4% of sales in the comparable quarter of the prior year. The gross profit margin for the nine months ended January 31, 2021 was 16.5% of sales, relatively flat compared to 16.4% of sales in the comparable period of the prior year. The increase in gross profit margin percentage for the three months ended January 31, 2021 was related to improved operating performance of the Company's Domestic operations with lower unfavorable manufacturing and material variances when compared to the prior year period.
Operating expenses for the three months ended January 31, 2021 were $6,030,000, or 18.1% of sales, as compared to $7,350,000, or 21.5% of sales, in the comparable period of the prior year. Operating expenses for the nine months ended January 31, 2020 were $18,593,000, or 17.1% of sales, as compared to $19,875,000, or 17.5% of sales, in the comparable period of the prior year. The decrease in operating expenses for the three months ended January 31, 2021 was primarily due to reductions in salaries and fringe benefits of $441,000, incentive and stock compensation of $143,000, bad debt expense of $283,000, travel and entertainment expense of $134,000 and consulting and professional fees of $196,000.
The decrease in operating expenses for the nine months ended January 31, 2021 was primarily due to reductions in salaries and fringe benefits of $196,000, incentive and stock compensation of $173,000, bad debt expense of $261,000, travel and entertainment expense of $453,000 and consulting and professional fees of $35,000 and reduced International operating expenses of $91,000.
Interest expense was $105,000 and $310,000 for the three and nine months ended January 31, 2021, as compared to $150,000 and $452,000 for the comparable periods of the prior year, respectively. The changes in interest expense were primarily attributable to changes in borrowing levels.
The effective income tax rates for the three and nine months ended January 31, 2021 were 113.2.4% and 59.3% compared to 15.5% and 104.5% for the three and nine months ended January 31, 2020. Income tax benefits of $813,000 and $350,000 were recorded for the three months ended January 31, 2021 and 2020, respectively. An income tax benefit of $989,000 and an income tax expense of $1,822,000 were recorded for the nine months ended January 31, 2021 and 2020, respectively. The change in the effective tax rates for the three and nine months ended January 31, 2021 reflects the impact of international operations which are taxed at different rates, combined with a U.S. tax benefit recorded for the most recent quarter. The change in the effective tax rates from the same periods in the previous fiscal year is due to the Company’s revocation of its indefinite reinvestment of foreign unremitted earnings position, effective August 2019, for the Singapore and China subsidiaries, and Kewaunee Labway India Pvt. Ltd.
The Company included a tax withholding expense, for dividends paid to the US and Singapore shareholders, imposed by the India Income Tax Department in accordance with international tax treaties between India and the U.S. and Singapore governments at a rate of 10% and 15%, respectively, for the three and nine months ended January 31, 2021. The Company recognized a withholding tax expense of $18,000 and $99,000 for the three and nine months ended January 31, 2021, respectively, related to the unremitted earnings position of the subsidiaries listed above. The Company recognized a withholding tax expense of $50,000 and $2,214,000 for the three and nine months ended January 31, 2020, respectively, related to the unremitted earnings position of the subsidiaries listed above. The Company will record the tax withholding on all future Kewaunee Labway India Pvt. Ltd. earnings at an estimated rate of 10% and 15% for the U.S. and Singapore shareholders, respectively, in addition to the corporate income taxes. See Note K of the Notes to Condensed Consolidated Financial Statements for additional information.
Noncontrolling interests related to the Company’s subsidiaries not 100% owned by the Company reduced net earnings by $14,000 and $19,000 for the three and nine months ended January 31, 2021, respectively, as compared to $17,000 and $59,000 for the comparable periods of the prior year. The change in the net earnings attributable to the noncontrolling interest in the current period was due to changes in earnings of the subsidiaries in the related period.
Net earnings were $81,000, or $0.03 per diluted share, for the three months ended January 31, 2021, compared to a net loss of $1,918,000, or $0.70 per diluted share, in the prior year period. A net loss of $697,000, or $0.25 per diluted share, was reported for the nine months ended January 31, 2021, compared to a net loss of $3,625,000, or $1.32 per diluted share, in the prior year period.
Liquidity and Capital Resources
Historically, the Company's principal sources of liquidity have been funds generated from operations, supplemented as needed by short-term borrowings under the Company's revolving credit facility. Additionally, certain machinery and equipment are financed by non-cancellable operating leases. The Company believes that these sources will be sufficient to support ongoing business requirements in the current fiscal year, including capital expenditures.
The Company had working capital of $28,510,000 at January 31, 2021, compared to $27,171,000 at April 30, 2020. The ratio of current assets to current liabilities was 1.9-to-1.0 at January 31, 2021, compared to 2.0-to-1.0 at April 30, 2020. At January 31, 2021, advances of $4.5 million were outstanding under the Company's credit facilities, compared to advances of $4.7 million outstanding as of April 30, 2020. The Company had standby letters of credit outstanding of $512,000 at January 31, 2021, unchanged from April 30, 2020. Amounts available under the $15 million revolving credit facility were $8.6 million and $8.7 million at January 31, 2021 and April 30, 2020, respectively. As previously reported in the Company's 2020 Annual Report on Form 10-K, the Company was not compliant at April 30, 2020 with all of the financial covenants under the revolving credit facility.

On July 20, 2020, the Company entered into an amendment which effected changes in certain financial covenants and included a waiver of the non-compliance. On January 28, 2021, the Company entered into another amendment to the Loan Agreement and Line of Credit which effected changes (i) extending the maturity date under the Credit Agreement and Revolving Note from February 1, 2021 to May 3, 2021; (ii) establishing a minimum EBITDA covenant for the fiscal quarter ending April 30, 2021 of $1,000,000, determined for the four-quarter period then ending; and (iii) revising the covenant regarding delivery of financial projections to the Bank to, among other things, provide projections for the next succeeding fiscal year. These amendments did not change the amount of availability under the revolving credit facility. At January 31, 2021, the Company was in compliance with all the financial covenants under its revolving credit facility.
The Company’s operations provided cash of $3,107,000 during the nine months ended January 31, 2021. Cash was used primarily by increases in receivables of $2,089,000, inventory of $285,000, and income tax receivable of $1,488,000, partially offset by an increase in accounts payable and other accrued expenses of $3,843,000. During the nine months ended January 31, 2021, the Company used net cash of $1,944,000 in investing activities, all of which was used for capital expenditures. The Company’s financing activities used cash of $379,000 during the nine months ended January 31, 2021, primarily for repayments on short-term borrowings of $226,000 and cash dividends paid to minority interest holders of $108,000.
Outlook
The Company continues to actively monitor the COVID-19 pandemic and its impact. Any future developments and effects will be highly uncertain and cannot be predicted, including: the scope and duration of the pandemic; further adverse revenue and net income effects; disruptions to our operations; closure of project sites; ability of suppliers to support our operations; the effectiveness of our work from home arrangements; employee impacts from illness, school closures and other community response measures; and any actions taken by governmental authorities and other third parties in response to the pandemic. The uncertain future development of this crisis could materially and adversely affect our business, operations, operating results, financial condition, liquidity or capital levels. The Company will continue to work to ensure the safety of our people and our ability to serve our customers worldwide.

In addition, the Company’s ability to predict future demand for its products continues to be limited given its role as subcontractor or supplier to dealers for subcontractors. Demand for the Company’s products is also dependent upon the number of laboratory construction projects planned and/or current progress in projects already under construction. The Company’s earnings are also impacted by fluctuations in prevailing pricing for projects in the laboratory construction marketplace and increased costs of raw materials, including stainless steel, wood, and epoxy resin, and whether the Company is able to increase product prices to customers in amounts that correspond to such increases without materially and adversely affecting sales. Additionally, since prices are normally quoted on a firm basis in the industry, the Company bears the burden of possible increases in labor and material costs between the quotation of an order and delivery of a product. Looking forward, the Company is optimistic about opportunities for growth within existing end-markets. As the economy continues to re-open, the Company anticipates that project awards will accelerate and the pace of construction will increase. The Company expects its performance to continue to improve based upon its reduced cost structure and investments in modernizing its operations. In the near-term, industry earnings are expected to be negatively impacted by rapidly escalating raw material costs.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
This report contains statements that the Company believes to be “forward-looking statements” within the meaning of the
Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report, including statements regarding the Company’s future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,”
“plan,” “predict,” “believe” and similar words, expressions and variations of these words and expressions are intended to identify forward-looking statements. All forward-looking statements are subject to important factors, risks, uncertainties and assumptions, including industry and economic conditions that could cause actual results to differ materially from those described in the forward-looking statements. Such factors, risks, uncertainties and assumptions include, but are not limited to:
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
Item 4.    Controls and Procedures
(a) Evaluation of disclosure controls and procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of January 31, 2021. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of January 31, 2021, the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that all material information required to be filed in this quarterly report is made known to them by others within the Company and its subsidiaries.
(b) Changes in internal controls
There was no significant change in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.    Exhibits

10.1	Tenth Amendment to Credit and Security Agreement dated as of January 28, 2021.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEWAUNEE SCIENTIFIC CORPORATION (Registrant)

Date: March 12, 2021	By	/s/ Donald T. Gardner III
Donald T. Gardner III
(As duly authorized officer and Vice President, Finance and Chief Financial Officer)