Form 10-K
period 2021-04-30
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2021-07-15
CIK 55529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-K
__________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2021
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
__________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of shares of voting stock held by non-affiliates of the registrant was approximately $20,723,171 based on the last reported sale price of the registrant's Common Stock on October 31, 2020, the last business day of the registrant's most recently completed second fiscal quarter. Only shares beneficially owned by directors of the registrant (excluding shares subject to options) and each person owning more than 10% of the outstanding Common Stock of the registrant were excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of July 6, 2021, the registrant had outstanding 2,770,503 shares of Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE: Those portions of the Company's proxy statement for use in connection with Kewaunee Scientific Corporation's annual meeting of stockholders to be held on August 25, 2021, indicated in this report are incorporated by reference into Part III hereof.

PART I
Item 1. Business
GENERAL
Kewaunee Scientific Corporation (the "Company") was founded in 1906, incorporated in Michigan in 1941, became publicly-held in 1968, and was reincorporated in Delaware in 1970. Our principal business is the design, manufacture, and installation of laboratory, healthcare, and technical furniture and infrastructure products. Our products include steel, wood, and laminate furniture, fume hoods, biological safety cabinets, laminar flow and ductless hoods, adaptable modular and column systems, moveable workstations and carts, epoxy resin worksurfaces, sinks, and accessories and related design and engineering services.
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
Our business is not generally cyclical, although domestic sales are sometimes lower during our third quarter because of slower construction activity in certain areas of the country during the winter months. Sales for two of the Company's domestic dealers and our national stocking distributor represented, in the aggregate, approximately 40% and 37% of the Company's sales in fiscal years 2021 and 2020, respectively. Loss of all or part of our sales to a large customer would have a material effect on our financial operations.
Our order backlog at April 30, 2021 was $114.5 million, as compared to $100.9 million at April 30, 2020. Based on scheduled shipment dates and past experience, we estimate that not less than 83% of our order backlog at April 30, 2021 will be shipped during fiscal year 2022. However, it may reasonably be expected that delays in shipments will occur because of customer rescheduling or delay in completion of projects which involve the installation of our products.
SEGMENT INFORMATION
See Note 10, Segment Information, of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for information concerning our Domestic and International business segments.
COMPETITION
We consider the industries in which we participate to be highly competitive and believe that the principal deciding factors are price, product performance, and customer service. A significant portion of our business is based upon competitive public bidding.

RESEARCH AND DEVELOPMENT
The amount spent and expensed by us during the fiscal year ended April 30, 2021 on research and development activities related to new or redesigned products was $1,406,000. The amounts spent for similar purposes in the fiscal year ended April 30, 2020 was $1,816,000.
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
EMPLOYEES
At April 30, 2021, the Company had the following number of full-time employees:
543 (Domestic); 295 (International).
OTHER INFORMATION
Our Internet address is www.kewaunee.com. We make available, free of charge through this website, our annual report to stockholders. Our Form 10-K and 10-Q financial reports may be obtained by stockholders by writing the Secretary of the Company, Kewaunee Scientific Corporation, P.O. Box 1842, Statesville, NC 28687-1842. The public may also obtain information on our reports, proxy, and information statements at the Securities and Exchange Commission ("SEC") Internet site www.sec.gov. The reference to our website does not constitute incorporation by reference of any information contained at that site.
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Certain statements included and referenced in this report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that could significantly impact results or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, economic, competitive, governmental and technological factors affecting our operations, markets, products, services and prices, as well as prices for certain raw materials and energy. The cautionary statements made by us pursuant to the Reform Act herein and elsewhere should not be construed as exhaustive. We cannot always predict what factors would cause actual results to differ materially from those indicated by the forward-looking statements. In addition, readers are urged to consider statements that include the terms "believes," "belief," "expects," "plans," "objectives," "anticipates," "intends" or the like to be uncertain and forward-looking.
EXECUTIVE OFFICERS OF THE REGISTRANT
Included in Part III, Item 10(b), Directors, Executive Officers and Corporate Governance, of this Annual Report on Form 10-K.
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
We have substantial sales to three of our domestic customers. The combined sales to two dealers and our national stocking distributor accounted for approximately 40% of our sales in fiscal year 2021. Loss of all or a part of our sales to a large customer would have a material effect on our revenues and profits until an alternative channel partner could be developed.
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
We have little control over the timing of shipping customer orders, as customers' required delivery dates are subject to change by the customer. Construction delays and customer changes to product designs are among the factors that may delay the start of manufacturing and shipments of orders. Shipments that we anticipate in one quarter may occur in another quarter, affecting both quarters' results. Weather conditions, such as unseasonably warm, cold, or wet weather, can also affect and sometimes delay projects. Political and economic events can also affect our revenues. When sales do not meet our expectations, our operating results will be reduced for the relevant quarters.
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

We are subject to other risks that might also cause our actual results to vary materially from our forecasts, targets, or projections, including:
•Failing to anticipate the need for, appropriately invest in and effectively manage the human, information technology and logistical resources necessary to support our business, including managing the costs associated with such resources;
•Increased costs, and the need to devote additional resources to comply with more stringent SEC reporting requirements if we become an "accelerated filer" under applicable SEC rules;
•Failing to generate sufficient future positive operating cash flows and, if necessary, secure adequate external financing to fund our growth;
•Interruptions in service by common carriers that ship goods within our distribution channels; and
•Increased costs, potential operational shutdowns, supply chain disruptions and other disruptive factors related to the coronavirus pandemic. In addition, the timing of our revenue recognition could be negatively impacted by government shutdowns and site closures.
Cybersecurity incidents could expose us to liability and damage our reputation and our business.
We collect, process, store, and transmit large amounts of data, and it is critical to our business strategy that our facilities and infrastructure remain secure and are perceived by the marketplace to be secure. Our information technology systems are essential to our efforts to manufacture our products, process customer sales transactions, manage inventory levels, conduct business with our suppliers and other business partners, and record, summarize and analyze the results of our operations. These systems contain, among other things, material operational, financial and administrative information related to our business. As with most companies, there will always be some risk of physical or electronic break-ins, computer viruses, or similar disruptions.
In addition, we, like all entities, are the target of cybercriminals who attempt to compromise our systems. From time to time, we experience threats and intrusions that may require remediation to protect sensitive information, including our intellectual property and personal information, and our overall business. Any physical or electronic break-in, computer virus, cybersecurity attack or other security breach or compromise of the information handled by us or our service providers may jeopardize the security or integrity of information in our computer systems and networks or those of our customers and cause significant interruptions in our and our customers' operations.
Any systems and processes that we have developed that are designed to protect customer, associate and vendor information, and intellectual property, and to prevent data loss and other security attacks, cannot provide absolute security. In addition, we may not successfully implement remediation plans to address all potential exposures. It is possible that we may have to expend additional financial and other resources to address these problems. Failure to prevent or mitigate data loss or other security incidents could expose us or our customers, associates and vendors to a risk of loss or misuse of such information, cause customers to lose confidence in our data protection measures, damage our reputation, adversely affect our operating results or result in litigation or potential liability for us. While we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber risks, this insurance coverage is subject to a retention amount and may not be applicable to a particular incident or otherwise may be insufficient to cover all our losses beyond any retention. Similarly, we expect to continue to make investments in our information technology infrastructure. The implementation of these investments may be more costly or take longer than we anticipate, or could otherwise adversely affect our business operations, which could negatively impact our financial position, results of operations or cash flows.
Internal Controls Over Financial Reporting.
Because of its inherent limitations, internal controls over financial reporting may not prevent or detect material misstatements in the Company's consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
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
The impact of COVID-19 and future pandemics could adversely affect our business, results of operations, financial condition, and liquidity.
In December 2019, a novel coronavirus ("COVID-19") emerged and has subsequently spread worldwide. On March 11, 2020, the World Health Organization ("WHO") recognized COVID-19 as a global pandemic, prompting many national, regional, and local governments, including ones in the markets in which the Company operates, to implement preventative or protective measures, such as travel and business restrictions, temporary store closures, and wide-ranging quarantines and stay-at-home orders. The global impact of the outbreak continues to evolve and many countries continue to react with mandated business and school closures, travel restrictions, and quarantines.
While we have been able to keep our operations open for the most part during the pandemic and COVID-19 vaccines are now being administered throughout the world, COVID-19 could continue to have material and adverse effects on our ability to successfully operate due to, among other factors:
•A general decline in business activity, especially as it relates to our customers' expansion or consolidation activities;
•The destabilization of the financial markets, which could negatively impact our customer growth and access to capital,         along with our customers' ability to make payments for their purchase orders;
•Severe disruptions to and instability in the global financial markets, and deterioration in credit and financing conditions, which could affect our access to capital necessary to fund business operations or current investment and growth strategies;
•The potential negative impact on the health of our personnel, or the personnel of our customers, vendors, and partners, especially if a significant number of them are affected; and
•A material disruption in our supply chain, which has affected and could continue to affect our ability to source products from vendors on a timely basis or on favorable terms.
The extent of the continued impact of COVID-19 on our business and financial results depends on future developments, including the emergence of new and different strains of the virus and the effectiveness of vaccinations and other public health measures. Other pandemics are also possible with similar or worse public health outcomes. The sweeping nature of pandemics makes it extremely difficult to predict how and to what extent our business and operations could be affected in the long run.
If a significant percentage of our workforce or the workforce of our third party business partners are unable to work, including because of illness or travel or government restrictions in connection with the COVID-19 pandemic or any future pandemic or disease outbreak, our operations may be negatively impacted. In response to the health and safety risks and challenges presented by the COVID-19 pandemic, the Company has been proactively and regularly implementing measures to protect its employees. These measures include, but are not limited to, the following:
•Abiding by national, state, and local recommendations including requiring the wearing of protective face masks and practicing of social distancing;
•Arranging for regular cleaning services for Company facilities;
•Providing hand sanitizers and other disinfectants at workstations;
•Adopting remote working protocols, systems, and processes for nonessential employees to work from home; and
•Conducting employee temperature checks, and on some occasions, requiring mandatory testing for employees and self-quarantine protocols pending test results.

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
During fiscal year 2021, 26% of our revenues were derived from sales outside of the United States. A key element of our growth strategy is to expand our worldwide customer base and our international operations. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic and political risks that are different from those in the United States. We cannot assure you that our expansion efforts into other international markets will be successful. Our experience in the United States and other international markets in which we already have a presence may not be relevant to our ability to expand in other emerging markets. Our international expansion efforts may not be successful in creating further demand for our products outside of the United States or in effectively selling our products in the international markets we enter.
Item 2. Properties
We own and operate three adjacent manufacturing facilities in Statesville, North Carolina. These facilities also house our corporate offices, as well as sales and marketing, administration, engineering and drafting personnel. These facilities together comprise 413,000 square feet and are located on 20 acres of land. In addition, we lease our primary distribution facility and other warehouse facilities totaling 365,000 square feet in Statesville, North Carolina. We lease sales offices in Glen Ellyn, Illinois; Branchburg, New Jersey; Singapore; and Saudi Arabia. In Bangalore, India we lease and operate a manufacturing facility comprising 83,000 square feet and a facility comprising 16,000 square feet that houses sales and administrative offices. Our sales offices in Singapore and Saudi Arabia comprise 1,600 and 1,100 square feet, respectively. We believe our facilities are suitable for their respective uses and are adequate for our current needs.
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
Item 4. Mine Safety Disclosures
Not Applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the NASDAQ Global Market, under the symbol KEQU. The following table sets forth the quarterly high and low prices reported on the NASDAQ Global Market for our stock over the last two fiscal years.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2021
High	$11.10	$11.35	$13.45	$13.43
Low	$8.50	$8.20	$8.08	$11.99
Close	$9.52	$8.20	$13.20	$12.00

2020
High	$23.00	$18.20	$19.57	$12.80
Low	$16.18	$15.06	$12.30	$6.96
Close	$18.25	$16.09	$12.56	$10.23
As of July 6, 2021, we estimate there were approximately 1,092 holders of our common shares, of which 126 were stockholders of record. We paid cash dividends per share of $0.38 for fiscal year 2020. On December 16, 2019, the Company announced that the Board of Directors had elected to suspend the Company's dividend. The declaration and payment of any future dividends will be at the discretion of the Board of Directors and will depend upon many factors, including the Company's earnings, capital requirements, investment and growth strategies, financial conditions, the terms of the Company's indebtedness, which currently contains provisions that could limit the payment of dividends in certain circumstances, and other factors that the Board of Directors may deem to be relevant.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
See Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, in this Form 10-K for a discussion of securities authorized for issuance under our equity compensation plans.

Item 6. Selected Financial Data
The following tables set forth selected historical consolidated financial and other data for the periods indicated. The consolidated financial data should be read in conjunction with Item 8, Financial Statements and Supplementary Data, and with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Twelve Months Ended April 30,
$ and shares in thousands, except per share amounts	2021	2020
OPERATING STATEMENT DATA:
Net sales	$147,469	$147,540
Cost of products sold	123,476	124,113
Gross profit	23,993	23,427
Operating expenses	25,309	25,772
Operating loss	(1,316)	(2,345)
Pension expense	(1,153)	(454)
Other income, net	241	426
Interest expense	(389)	(493)
Loss before income taxes	(2,617)	(2,866)
Income tax expense	990	1,758
Net loss	(3,607)	(4,624)
Less: net earnings attributable to non-controlling interest	65	63
Net loss attributable to Kewaunee Scientific Corporation	$(3,672)	$(4,687)
Weighted average shares outstanding:
Basic	2,760	2,750
Diluted	2,760	2,750
PER SHARE DATA:
Net loss attributable to Kewaunee Scientific Corporation stockholders
Basic	$(1.33)	$(1.70)
Diluted	$(1.33)	$(1.70)
Cash dividends	$—	$0.38
Year-end book value	$15.05	$13.97

	As of April 30
$ in thousands	2021	2020
BALANCE SHEET DATA:
Current assets	$60,457	$54,231
Current liabilities	34,181	27,060
Net working capital	26,276	27,171
Net property, plant and equipment	15,982	16,272
Total assets	89,384	83,929
Total borrowings/long-term debt	16,148	13,913
Kewaunee Scientific Corporation stockholders' equity	41,241	38,415
OTHER DATA:
Capital expenditures	$2,397	$2,465
Year-end stockholders of record	125	125
Year-end full-time employees (Domestic)	543	623
Year-end full-time employees (International)	295	289

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this document constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). All statements other than statements of historical fact included in this Annual Report, including statements regarding the Company's future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "predict," "believe" and similar words, expressions and variations of these words and expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to known and unknown risks, uncertainties, assumptions, and other important factors that could significantly impact results or achievements expressed or implied by such forward-looking statements. Such factors, risks, uncertainties and assumptions include, but are not limited to, competitive and general economic conditions, both domestically and internationally; changes in customer demands; technological changes in our operations or in our industry; dependence on customers' required delivery schedules; risks related to fluctuations in the Company's operating results from quarter to quarter; risks related to international operations, including foreign currency fluctuations; changes in the legal and regulatory environment; changes in raw materials and commodity costs; the effects of COVID-19; and acts of terrorism, war, governmental action, natural disasters and other Force Majeure events. The cautionary statements made pursuant to the Reform Act herein and elsewhere by us should not be construed as exhaustive. We cannot always predict what factors would cause actual results to differ materially from those indicated by the forward-looking statements. Over time, our actual results, performance, or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and harmful to our stockholders' interest. Many important factors that could cause such a difference are described under the caption "Risk Factors," in Item 1A of this Annual Report, which you should review carefully.
MANAGEMENT'S DISCUSSION AND ANALYSIS
INTRODUCTION
Kewaunee Scientific Corporation is a recognized leader in the design, manufacture and installation of laboratory, healthcare and technical furniture products. The Company's corporate headquarters are located in Statesville, North Carolina. Direct sales offices are located in the United States, India, Saudi Arabia, and Singapore. Three manufacturing facilities are located in Statesville serving the domestic and international markets, and one manufacturing facility is located in Bangalore, India serving the Indian, Middle East and Asian markets. Kewaunee Scientific Corporation's website is located at www.kewaunee.com.
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
CRITICAL ACCOUNTING POLICIES
In the ordinary course of business, we have made estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of our consolidated financial statements in conformity with generally accepted accounting principles in the United States of America. Actual results could differ significantly from those estimates. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations, and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Revenue Recognition
The Company recognizes revenue when control of a good or service promised in a contract (i.e. performance obligation) is transferred to a customer. Control is obtained when a customer has the ability to direct the use of and obtain substantially all of the remaining benefits from that good or service. The majority of the Company's revenues are recognized over time as the customer receives control as the Company performs work under a contract. However, a portion of the Company's revenues are recognized at a point-in-time as control is transferred at a distinct point in time per the terms of a contract.
Allowance for Doubtful Accounts
Evaluation of the allowance for doubtful accounts involves management judgments and estimates. We evaluate the collectability of our trade accounts receivable based on a number of factors. In circumstances where management is aware of a customer's inability to meet its financial obligations to us, or a project dispute makes it unlikely that the outstanding amount owed by a customer will be collected, a specific reserve for bad debts is estimated and recorded to reduce the recognized receivable to the estimated amount we believe will ultimately be collected. In addition to specific customer identification of potential bad debts, a general reserve for bad debts is estimated and recorded based on our recent past loss history and an overall assessment of past due trade accounts receivable amounts outstanding.
Pension Benefits
We sponsor pension plans covering all employees who met eligibility requirements as of April 30, 2005. These pension plans were amended as of April 30, 2005, no further benefits have been, or will be, earned under the plans subsequent to the amendment date, and no additional participants have been, or will be, added to the plans. Several statistical and other factors, which attempt to anticipate future events, are used in calculating the expense and liability related to the pension plans. These factors include actuarial assumptions about the discount rate used to calculate and determine benefit obligations and the expected return on plan assets within certain guidelines. The actuarial assumptions used by us may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, or longer or shorter life spans of participants. These differences may significantly affect the amount of pension income or expense recorded by us in future periods.
Self-Insurance Reserves
The Company's domestic operations are self-insured for employee health care. The Company has purchased specific stop-loss insurance to limit claims above a certain amount. Estimated medical costs were accrued for claims incurred but not reported using assumptions based upon historical loss experiences. The Company's exposure reflected in the self-insurance reserves varies depending upon market conditions in the insurance industry, availability of cost-effective insurance coverage, and actual claims versus estimated future claims.
Income Taxes
We are subject to income taxes in the U.S. (federal and state) and numerous foreign jurisdictions. Tax laws, regulations, administrative practices, and interpretations in various jurisdictions may be subject to significant change, with or without notice, due to economic, political, and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. In addition, our actual and forecasted earnings are subject to change due to economic, political, and other conditions, such as the COVID-19 pandemic, and significant judgment is required in determining our ability to use our deferred tax assets.
Our effective tax rates could be affected by numerous factors, such as changes in our business operations, acquisitions, investments, entry into new businesses and geographies, intercompany transactions, the relative amount of our foreign earnings, including earnings being lower than anticipated in jurisdictions where we have lower statutory rates and higher than anticipated in jurisdictions where we have higher statutory rates, losses incurred in jurisdictions for which we are not able to realize related tax benefits, the applicability of special tax regimes, changes in foreign currency exchange rates, changes to our forecasts of income and loss and the mix of jurisdictions to which they relate, changes in our deferred tax assets and liabilities and their valuation, and interpretations related to tax laws and accounting rules in various jurisdictions.
RESULTS OF OPERATIONS
Sales for fiscal year 2021 were $147.5 million, relatively unchanged from fiscal year 2020 sales of $147.5 million. Domestic sales for fiscal year 2021 were $111.0 million, a decrease of 3.5% compared to fiscal year 2020 sales of $115.1 million. The decrease in Domestic sales in fiscal year 2021 was related to delays in construction projects as well as the timing of awards for new projects due to the coronavirus pandemic. International sales for fiscal year 2021 were $36.4 million, an increase of 12.3% from fiscal year 2020 sales of $32.4 million. The increase in International sales for fiscal year 2021 is the result of strong international demand coupled with accelerated delivery dates to achieve project completions prior to the government mandated shut-downs in response to the surge of COVID-19 cases in India, although activity slowed in the Middle East and other Asian markets due to COVID-19 restrictions.
Our order backlog was $114.5 million at April 30, 2021, as compared to $100.9 million at April 30, 2020.
Gross profit represented 16.3% and 15.9% of sales in fiscal years 2021 and 2020, respectively. The increase in gross profit margin percentage was related to improved operating performance of the Company's Domestic operations with lower unfavorable manufacturing variances when compared to the prior year, combined with a favorable shift in product mix between the Company's business segments. Raw material costs were higher in fiscal year 2021, particularly in the fourth quarter, due to supplier capacity constraints resulting from COVID-19, as well as other supply disruptions.
Operating expenses were $25.3 million and $25.8 million in fiscal years 2021 and 2020, respectively, and 17.2% and 17.5% of sales, respectively. The decrease in operating expense in fiscal year 2021 as compared to fiscal year 2020 was primarily due to reductions in salaries and fringe benefits of $722,000, bad debt expense of $310,000, and travel and entertainment expense of $536,000, partially offset by increased incentive and stock compensation of $488,000, and repairs and maintenance expense of $242,000. During fiscal year 2021, operating expenses were also unfavorably impacted by additional COVID-related expenses, and expenses related to strategic initiatives, including data communications and processing expense of $155,000. See Note 11, Restructuring Costs, of the Notes to the Consolidated Financial Statements included in Item 8 for additional information concerning the Company's restructuring costs.
Pension expense was $1,153,000 and $454,000 in fiscal years 2021 and 2020, respectively. The increase in pension expense was due to changes in underlying valuation assumptions as of the prior fiscal year.
Other income, net was $241,000 and $426,000 in fiscal years 2021 and 2020, respectively. The decrease in other income in fiscal year 2021 was primarily due to the decrease in interest income.
Interest expense was $389,000 and $493,000 in fiscal years 2021 and 2020, respectively. The change in interest expense for fiscal year 2021 was primarily due to changes in the levels of bank borrowings.
Income tax expense was $990,000 and $1.8 million for fiscal years 2021 and 2020, respectively, or -37.8% and -61.3% of pretax loss, respectively. The effective rate change for fiscal year 2021 is primarily due to changes in valuation allowance and a lesser fiscal year 2021 benefit on net operating loss carryback compared with fiscal year 2020. The effective rate in fiscal year 2020 was also unfavorably impacted due to the elimination of the indefinite reinvestment assertion of foreign earnings. The impact of the additional tax expense for fiscal year 2020 was $2.0 million.
Net earnings attributable to the non-controlling interest related to our subsidiaries that are not 100% owned by the Company were $65,000 and $63,000 for fiscal years 2021 and 2020, respectively. The changes in the net earnings attributable to the non-controlling interest for each year were due to changes in the levels of net income of the subsidiaries.
Net loss was $3,672,000, or $1.33 per diluted share and $4,687,000, or $1.70 per diluted share for fiscal years ended April 30, 2021 and April 30, 2020, respectively. The decrease in net loss was attributable to the factors discussed above.
LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of liquidity have historically been funds generated from operating activities, supplemented as needed by borrowings under our revolving credit facility. Additionally, certain machinery and equipment are financed by non-cancelable operating leases. We believe that these sources of funds will be sufficient to support ongoing business requirements, including capital expenditures, through fiscal year 2022.
At April 30, 2021, we had advances of $6.8 million and standby letters of credit aggregating $704,000 outstanding under our secured, $15 million revolving credit facility. See Note 4, Long-term Debt and Other Credit Arrangements, of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report for additional information concerning our credit facility. We did not have any off balance sheet arrangements at April 30, 2021.

The following table summarizes the cash payment obligations for our lease arrangements as of April 30, 2021:
PAYMENTS DUE BY PERIOD
($ in thousands)

Contractual Cash Obligations	Total	1 Year	2-3 Years	4-5 Years	After 5 years
Operating Leases	$10,841	$2,018	$3,308	$2,651	$2,864
Financing Lease Obligations	141	32	64	45	—
Total Contractual Cash Obligations	$10,982	$2,050	$3,372	$2,696	$2,864
Operating activities provided cash of $912,000 in fiscal year 2021, primarily from operations, and decreases in inventories of $1,188,000 and receivables of $6,087,000, partially offset by decreases in accounts payable and accrued expenses of $4,567,000 and a decrease in income tax receivable of $1,762,000. Operating activities provided cash of $4,161,000 in fiscal year 2020, primarily from operations, and decreases in inventories of $1,876,000 and receivables of $4,833,000, partially offset by decreases in accounts payable and accrued expenses of $2,016,000.
The Company's financing activities provided cash of $1,982,000 during fiscal year 2021 from proceeds from the net increase in short-term borrowings of $2,109,000, partially offset by cash dividends of $108,000 paid to minority interest holders and repayment of long-term debt of $19,000. The Company's financing activities used cash of $7,458,000 during fiscal year 2020 for payments on short-term borrowings of $4,794,000, cash dividends of $1,044,000 paid to stockholders, cash dividends of $324,000 paid to minority interest holders and repayment of long-term debt of $1,282,000.
The majority of the April 30, 2021 accounts receivable balances are expected to be collected during the first quarter of fiscal year 2022, with the exception of retention amounts on fixed-price contracts which are collected when the entire construction project is completed and all retention funds are paid by the owner.
As discussed above, no further benefits have been, or will be, earned under our pension plans after April 30, 2005, and no additional participants have been, or will be, added to the plans. In fiscal year 2021, we made contributions to the plans of $30,000. There were no contributions to the plans in fiscal year 2020. We expect to make no contributions to the plans for fiscal year 2022.
Capital expenditures were $2,397,000 and $2,465,000 in fiscal years 2021 and 2020, respectively. Capital expenditures in fiscal year 2021 were funded primarily from operations. During fiscal year 2020, the Company established a strategy for a multi-year transformation of the business, which is designed to lead to sustained profitability and growth. Fiscal year 2022 capital expenditures are anticipated to be approximately $2.0 million. The fiscal year 2022 expenditures are expected to be funded primarily by operating activities, supplemented as needed by borrowings under our revolving credit facility.
Working capital was $26.3 million at April 30, 2021, down from $27.2 million at April 30, 2020, and the ratio of current assets to current liabilities was 1.8-to-1.0 at April 30, 2021 and 2.0-to-1.0 at April 30, 2020. The decrease in working capital for fiscal year 2021 was primarily due to the decrease in income tax receivable of $1.8 million, increases in short term borrowings of $2.1 million, and accounts payable of $3.7 million, partially offset by increases in accounts receivable of $6.1 million and inventories of $1.2 million.
We paid cash dividends of $0.38 per share in fiscal year 2020. On December 16, 2019, the Company announced that the Board of Directors had elected to suspend the Company's dividend. The declaration and payment of any future dividends will be at the discretion of the Board of Directors and will depend upon many factors, including the Company's earnings, capital requirements, investment and growth strategies, financial conditions, the terms of the Company's indebtedness, which currently contains provisions that could limit the payment of dividends in certain circumstances, and other factors that the Board of Directors may deem to be relevant.
RECENT ACCOUNTING STANDARDS
See Note 1, Summary of Significant Accounting Policies, to our Consolidated Financial Statements in this Form 10-K for a discussion of new accounting pronouncements, which is incorporated herein by reference.
OUTLOOK
Financial Outlook
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
In addition, the Company's ability to predict future demand for its products continues to be limited given its role as subcontractor or supplier to dealers for subcontractors. Demand for the Company's products is also dependent upon the number of laboratory construction projects planned and/or current progress in projects already under construction. The Company's earnings are also impacted by fluctuations in prevailing pricing for projects in the laboratory construction marketplace and increased costs of raw materials, including stainless steel, wood, and epoxy resin, and whether the Company is able to increase product prices to customers in amounts that correspond to such increases without materially and adversely affecting sales. Additionally, since prices are normally quoted on a firm basis in the industry, the Company bears the burden of possible increases in labor and material costs between the quotation of an order and delivery of a product.
Looking forward, the Company is optimistic about opportunities for growth within existing end-markets. As the economy continues to re-open, the Company anticipates that project awards will accelerate and the pace of construction will increase. In the near-term, escalating raw material pricing will continue to unfavorably impact net earnings due to the fixed price nature of our contracts. The Company has, however, taken steps to implement surcharges on new orders to offset broad based price increases for materials including steel, aluminum, hard woods, and resin products. The impact of these surcharges, to the extent we are able to implement them successfully, will lag what has been an immediate impact of rising commodity prices. Over the long-term, the Company expects its financial performance to continue to improve based upon its investments in modernizing its operations and reduced operating cost structure.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rates
We are exposed to market risk in the area of interest rates. This exposure is associated with advances outstanding under our bank line of credit and certain lease obligations for production machinery, all of which are priced on a floating rate basis. Advances outstanding under the bank line of credit were $6.8 million at April 30, 2021, bearing interest at floating rates. We believe that our current exposure to interest rate market risk is not material.
Foreign Currency Exchange Rates
Our results of operations could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We derive net sales in U.S. dollars and other currencies including Indian rupees, Singapore dollars, and other currencies. For fiscal year 2021, 25% of net sales were derived in currencies other than U.S. dollars. We incur expenses in currencies other than U.S. dollars relating to specific contracts with customers and for our operations outside the U.S.
Over the long term, net sales to international markets may increase as a percentage of total net sales and, consequently, a greater portion of our business could be denominated in foreign currencies. As a result, operating results may become more subject to fluctuations based upon changes in the exchange rates of certain currencies in relation to the U.S. dollar. To the extent we engage in international sales denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. This effect is also impacted by costs of raw materials from international sources and costs of our sales, service, and manufacturing locations outside the U.S.
We have foreign currency cash accounts to operate our global business. These accounts are impacted by changes in foreign currency rates. Cash balances at April 30, 2021 of $5.4 million were held by our foreign subsidiaries and denominated in currencies other than U.S. dollars.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Kewaunee Scientific Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Kewaunee Scientific Corporation and subsidiaries (the “Company”) as of April 30, 2021, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matters
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.
/s/ Dixon Hughes Goodman LLP
We have served as the Company's auditor since 2020.
Charlotte, NC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Kewaunee Scientific Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Kewaunee Scientific Corporation and subsidiaries
(the Company) as of April 30, 2020, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the year ended April 30, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 30, 2020, and the results of its operations and its cash flows for the year ended April 30, 2020, in conformity with U.S. generally accepted accounting principles.
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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the
Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We served as the Company's auditor from 2016 to 2020.
Charlotte, North Carolina
July 27, 2020

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended April 30	Kewaunee Scientific Corporation

$ and shares in thousands, except per share amounts	2021	2020
Net sales	$147,469	$147,540
Cost of products sold	123,476	124,113
Gross profit	23,993	23,427
Operating expenses	25,309	25,772
Operating loss	(1,316)	(2,345)
Pension expense	(1,153)	(454)
Other income, net	241	426
Interest expense	(389)	(493)
Loss before income taxes	(2,617)	(2,866)
Income tax expense	990	1,758
Net loss	(3,607)	(4,624)
Less: net earnings attributable to the non-controlling interest	65	63
Net loss attributable to Kewaunee Scientific Corporation	$(3,672)	$(4,687)
Net loss per share attributable to Kewaunee Scientific Corporation stockholders
Basic	$(1.33)	$(1.70)
Diluted	$(1.33)	$(1.70)
Weighted average number of common shares outstanding
Basic	2,760	2,750
Diluted	2,760	2,750

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended April 30	Kewaunee Scientific Corporation

$ in thousands	2021	2020
Net loss	$(3,607)	$(4,624)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(23)	(444)
Change in unrecognized actuarial gain (loss) on pension obligations	6,044	(2,748)
Change in fair value of cash flow hedges	—	1
Comprehensive income (loss), net of tax	$2,414	$(7,815)
Less comprehensive income attributable to the non-controlling interest	65	63
Total comprehensive income (loss) attributable to Kewaunee Scientific Corporation	$2,349	$(7,878)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Kewaunee Scientific Corporation

$ in thousands, except shares and per share amounts	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings As Adjusted	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at April 30, 2019	$6,875	$3,133	$(53)	$43,552	$(6,407)	$47,100
Net loss attributable to Kewaunee Scientific Corporation	—	—	—	(4,687)	—	(4,687)
Other comprehensive expense	—	—	—	—	(3,191)	(3,191)
Cash dividends paid, $0.38 per share	—	—	—	(1,044)	—	(1,044)
Stock options exercised, 2300 shares	1	(1)	—	—	—	—
Stock based compensation	9	228	—	—	—	237
Balance at April 30, 2020	6,885	3,360	(53)	37,821	(9,598)	38,415
Net loss attributable to Kewaunee Scientific Corporation	—	—	—	(3,672)	—	(3,672)
Other comprehensive income	—	—	—	—	6,021	6,021
Stock based compensation	30	447	—	—	—	477
Balance at April 30, 2021	$6,915	$3,807	$(53)	$34,149	$(3,577)	$41,241

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

April 30	Kewaunee Scientific Corporation
$ and shares in thousands, except per share amounts	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$5,206	$4,365
Restricted cash	525	850
Receivables, less allowance: $636 (2021); $606 (2020)	34,095	28,062
Inventories	16,517	15,330
Income tax receivable	955	2,717
Prepaid expenses and other current assets	3,159	2,907
Total Current Assets	60,457	54,231
Property, plant and equipment, net	15,982	16,272
Right of use assets	9,279	9,312
Deferred income taxes	—	336
Other assets	3,666	3,778
Total Assets	$89,384	$83,929
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Short-term borrowings	$6,828	$4,719
Current portion of financing lease liability	21	19
Current portion of operating lease liabilities	1,348	1,282
Accounts payable	16,780	13,114
Employee compensation and amounts withheld	4,726	4,159
Deferred revenue	3,123	2,508
Other accrued expenses	1,355	1,259
Total Current Liabilities	34,181	27,060
Long-term portion of financing lease liability	91	113
Long-term portion of operating lease liabilities	7,860	7,780
Accrued pension and deferred compensation costs	4,652	9,303
Deferred income taxes	307	401
Other non-current liabilities	806	569
Total Liabilities	47,897	45,226
Commitments and Contingencies (Note 8)
Stockholders' Equity
Common stock, $2.50 par value, Authorized—5,000 shares;
Issued— 2,766 shares (2021); 2,754 shares (2020)
Outstanding— 2,763 shares (2021); 2,751 shares (2020)	6,915	6,885
Additional paid-in capital	3,807	3,360
Retained earnings	34,149	37,821
Accumulated other comprehensive loss	(3,577)	(9,598)
Common stock in treasury, at cost: 3 shares	(53)	(53)
Total Kewaunee Scientific Corporation Stockholders' Equity	41,241	38,415
Non-controlling interest	246	288
Total Stockholders' Equity	41,487	38,703
Total Liabilities and Stockholders' Equity	$89,384	$83,929
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended April 30	Kewaunee Scientific Corporation
$ in thousands	2021	2020
Cash Flows from Operating Activities
Net loss	$(3,607)	$(4,624)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,687	2,654
Bad debt provision	53	364
Stock based compensation expense	634	251
Provision for deferred income taxes	1,662	1,895
Change in assets and liabilities:
Receivables	(6,087)	4,833
Inventories	(1,188)	1,876
Income tax receivable	1,762	(2,717)
Accounts payable and other accrued expenses	4,567	(2,016)
Deferred revenue	615	909
Other, net	(186)	736
Net cash provided by operating activities	912	4,161
Cash Flows from Investing Activities
Capital expenditures	(2,397)	(2,465)
Net cash used in investing activities	(2,397)	(2,465)
Cash Flows from Financing Activities
Dividends paid	—	(1,044)
Dividends paid to non-controlling interest in subsidiaries	(108)	(324)
Proceeds from short-term borrowings	62,205	58,721
Repayments on short-term borrowings	(60,096)	(63,515)
Payments on long-term debt	(19)	(1,282)
Net proceeds from exercise of stock options (including tax benefit)	—	(14)
Net cash provided by (used in) financing activities	1,982	(7,458)
Effect of exchange rate changes on cash, net	19	(179)
Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	516	(5,941)
Cash, Cash Equivalents and Restricted Cash at Beginning of Year	5,215	11,156
Cash, Cash Equivalents and Restricted Cash at End of Year	$5,731	$5,215
Supplemental Disclosure of Cash Flow Information
Interest paid	$65	$513
Income taxes (refunded) paid	$(1,800)	$188

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1—Summary of Significant Accounting Policies
Kewaunee Scientific Corporation and subsidiaries (collectively the "Company") design, manufacture, and install laboratory, healthcare, and technical furniture products. The Company's products include steel, wood, and laminate furniture, fume hoods, biological safety cabinets, laminar flow and ductless fume hoods, adaptable modular and column systems, movable workstations and carts, epoxy resin worksurfaces, sinks and accessories and related design services. The Company's sales are made through purchase orders and contracts submitted by customers, dealers and agents, a national stocking distributor, and competitive bids submitted by the Company and its subsidiaries located in Singapore, India, and China. See Note 11, Restructuring Costs for details on the closure of the Company's China operations in fiscal year 2020. The majority of the Company's products are sold to customers located in North America, primarily within the United States. The Company's laboratory products are used in chemistry, physics, biology and other general science laboratories in the pharmaceutical, biotechnology, industrial, chemical, commercial, educational, government and health care markets. Technical products are used in facilities manufacturing computers and light electronics and by users of computer and networking furniture. Laminate casework is used in educational, healthcare and industrial applications.
Principles of Consolidation The Company's consolidated financial statements include the accounts of Kewaunee Scientific Corporation and its international subsidiaries. A brief description of each subsidiary, along with the amount of the Company's controlling financial interests, as of April 30, 2021 is as follows: (1) Kewaunee Labway Asia Pte. Ltd., a commercial sales organization for the Company's products in Singapore, is 100% owned by the Company; (2) Kewaunee Scientific Corporation Singapore Pte. Ltd., a holding company in Singapore, is 100% owned by the Company; (3) Kewaunee Labway India Pvt. Ltd., a manufacturing, assembly and commercial sales operation for the Company's products in Bangalore, India, is 95% owned by the Company; (4) Koncepo Scientech International Pvt. Ltd., a laboratory design and strategic advisory and construction management services firm, located in Bangalore, India, is 80% owned by the Company; (5) Kewaunee Scientific (Suzhou) Co., Ltd., a commercial sales organization for the Company's products in China, is 100% owned by the Company; (6) Kequip Global Lab Solutions Pvt. Ltd. is 70% owned by Kewaunee Scientific Corporation Singapore Pte. Ltd. All intercompany balances, transactions, and profits have been eliminated. Included in the consolidated financial statements are net assets of $11,126,000 and $12,422,000 at April 30, 2021 and 2020, respectively, of the Company's subsidiaries. Net sales by the Company's subsidiaries in the amounts of $36,434,000 and $32,437,000 were included in the consolidated statements of operations for fiscal years 2021 and 2020, respectively.
Reclassifications The Company reclassified certain amounts in the consolidated balance sheet for the period ended April 30, 2020 and the consolidated statements of cash flows for the year ended April 30, 2020 to conform to the current period presentation. There was no impact to the consolidated statements of operations or statements of stockholders' equity for fiscal year 2020.
Cash and Cash Equivalents Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less. During the years ended April 30, 2021 and 2020, the Company had cash deposits in excess of FDIC insured limits. The Company has not experienced any losses from such deposits.
In accordance with ASU 2016-18, Statement of Cash Flows: Restricted Cash, the Company includes restricted cash along with the cash balance for presentation in the consolidated statements of cash flows. The reconciliation between the consolidated balance sheet and the consolidated statement of cash flows at April 30 is as follows:

$ in thousands	2021	2020
Cash and cash equivalents	$5,206	$4,365
Restricted cash	525	850
Total cash, cash equivalents and restricted cash	$5,731	$5,215
Restricted Cash Restricted cash includes bank deposits of subsidiaries used for performance guarantees against customer orders.
Accounts Receivable and Allowance for Doubtful Accounts Accounts receivable are stated at the amount owed by the customer, net of allowances for estimated doubtful accounts. The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where management is aware of a customer's inability to meet its financial obligations to the Company, or a project dispute makes it unlikely that all of the receivable owed by a customer will be collected, a specific reserve for bad debts is estimated and recorded to reduce the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, a general reserve for bad debts is estimated and recorded based on past loss history and an overall assessment of past due trade accounts receivable amounts outstanding. Accounts are written off when it is clearly established that the receivable is a bad debt. Recoveries of receivables previously written off are recorded when received.

The activity in the allowance for doubtful accounts for each of the years ended April 30 was:

$ in thousands	2021	2020
Balance at beginning of year	$606	$361
Bad debt provision	53	364
Doubtful accounts written off (net)	(23)	(119)
Balance at end of year	$636	$606
Unbilled Receivables Accounts receivable include unbilled receivables that represent amounts earned which have not yet been billed in accordance with contractually stated billing terms. The amount of unbilled receivables at April 30, 2021 and 2020 was $6,929,000 and $6,131,000, respectively.
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

$ in thousands	2021	2020	Useful Life
Land	$41	$41	N/A
Building and improvements	17,017	16,920	10-40 years
Machinery and equipment	41,746	40,898	5-10 years
Total	58,804	57,859
Less accumulated depreciation	(42,822)	(41,587)
Net property, plant and equipment	$15,982	$16,272
The Company reviews the carrying value of property, plant and equipment for impairment whenever changes in circumstances or events indicate that such carrying value may not be recoverable. If projected undiscounted cash flows are not sufficient to recover the carrying value of the potentially impaired asset, the carrying value is reduced to estimated fair value. There were no impairments in fiscal years 2021 or 2020.
Other Assets Other assets at April 30, 2021 and 2020 included $2,649,000 and $2,485,000, respectively, of assets held in a trust account for non-qualified benefit plans and $108,000 and $87,000, respectively, of cash surrender values of life insurance policies. Life insurance policies are recorded at the amount that could be realized under the insurance contract as of the date of the Company's consolidated balance sheets with the change in cash surrender or contract value being recorded as income or expense during each period.
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
Fair Value of Financial Instruments A financial instrument is defined as cash equivalents, evidence of an ownership interest in an entity, or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from another party. The Company's financial instruments consist primarily of cash and equivalents, mutual funds, cash surrender value of life insurance policies, term loans and short-term borrowings. The carrying value of these assets and liabilities approximate their fair value.
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
The following tables summarize the Company's fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring and nonrecurring basis as of April 30, 2021 and 2020 (in thousands):

	2021
	Level 1	Level 2	Level 3	Total
Financial Assets
Trading securities held in non-qualified compensation plans (1)	$1,299	$—	$—	$1,299
Cash surrender value of life insurance policies (1)	—	1,458	—	1,458
Total	$1,299	$1,458	$—	$2,757
Financial Liabilities
Non-qualified compensation plans (2)	$—	$3,169	$—	$3,169
Total	$—	$3,169	$—	$3,169

	2020
	Level 1	Level 2	Level 3	Total
Financial Assets
Trading securities held in non-qualified compensation plans (1)	$2,485	$—	$—	$2,485
Cash surrender value of life insurance policies (1)	—	87	—	87
Total	$2,485	$87	$—	$2,572
Financial Liabilities
Non-qualified compensation plans (2)	$—	$2,899	$—	$2,899
Total	$—	$2,899	$—	$2,899

(1)The Company maintains two non-qualified compensation plans which include investment assets in a rabbi trust. These assets consist of marketable securities, which are valued using quoted market prices multiplied by the number of shares owned, and life insurance policies, which are valued at their cash surrender value.
(2)Plan liabilities are equal to the individual participants' account balances and other earned retirement benefits.
Revenue Recognition Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products. The Company recognizes revenue when control of a good or service promised in a contract (i.e., performance obligation) is transferred to a customer. Control is obtained when a customer has the ability to direct the use of and obtain substantially all of the remaining benefits from that good or service. The majority of the Company's revenues are recognized over time as the customer receives control as the Company performs work under a contract. However, a portion of the Company's revenues are recognized at a point-in-time as control is transferred at a distinct point in time per the terms of a contract. Sales taxes that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales. Certain customers' cash discounts and volume rebates are offered as sales incentives. The discounts and volume rebates are recorded as a reduction in sales at the time revenue is recognized in an amount estimated based on historical experience and contractual obligations.
Deferred revenue consists of customer deposits and advance billings of the Company's products where sales have not yet been recognized. Accounts receivable includes retainage in the amounts of $1,668,000 and $1,928,000 at April 30, 2021 and 2020, respectively. Shipping and handling costs are included in cost of product sales. Because of the nature and quality of the Company's products, any warranty issues are determined in a relatively short period after the sale and are infrequent in nature, and as such, warranty costs are immaterial to the Company's consolidated financial position and results of operations and are expensed as incurred.

Credit Concentration The Company performs credit evaluations of its customers. Revenues from three of the Company's domestic dealers represented in the aggregate approximately 40% and 37% of the Company's sales in fiscal years 2021 and 2020, respectively. Accounts receivable for two domestic customers represented approximately 20% and 27% of the Company's total accounts receivable as of April 30, 2021 and 2020, respectively.
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
Income Taxes In accordance with ASC 740, "Income Taxes," the Company uses the liability method in measuring the provision for income taxes and recognizing deferred tax assets and liabilities on the consolidated balance sheets. ASC 740 clarifies the financial statement recognition threshold and measurement attribute of a tax position taken or expected to be taken in a tax return. Under ASC 740, the Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC 740 only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. The Company did not have any significant uncertain tax positions at April 30, 2021 and 2020.
Research and Development Costs Research and development costs are charged to cost of products sold in the periods incurred. Expenditures for research and development costs were $1,406,000 and $1,816,000 for the fiscal years ended April 30, 2021 and 2020, respectively.
Advertising Costs Advertising costs are expensed as incurred, and include trade shows, training materials, sales, samples, and other related expenses and are included in operating expenses. Advertising costs for the years ended April 30, 2021 and 2020 were $174,000 and $332,000, respectively.
Derivative Financial Instruments The Company records derivatives on the consolidated balance sheets at fair value and establishes criteria for designation and effectiveness of hedging relationships. The nature of the Company's business activities involves the management of various financial and market risks, including those related to changes in interest rates. The Company does not enter into derivative instruments for speculative purposes. In May 2013, the Company entered into an interest rate swap agreement whereby the interest rate payable by the Company on $2,600,000 of outstanding long-term debt was effectively converted to a fixed interest rate of 4.37% for the period beginning August 1, 2017 and ending May 1, 2020. In May 2013, the Company entered into an interest rate swap agreement whereby the interest rate payable by the Company on $1,218,000 of outstanding long-term debt was effectively converted to a fixed interest rate of 3.07% for the period beginning November 3, 2014 and ending May 1, 2020. The Company entered into these interest rate swap arrangements to mitigate future interest rate risk associated with its long-term debt and has designated these as cash flow hedges. The Company terminated the interest rate swap arrangements in conjunction with the payoff of the outstanding long-term debt in September 2019. (See Note 4, Long-term Debt and Other Credit Arrangements.)
Foreign Currency Translation The financial statements of subsidiaries located in India and China, and of Kewaunee Scientific Corporation Singapore Pte. Ltd., are measured using the local currency as the functional currency. The financial position and operating results of Kewaunee Labway Asia Pte. Ltd. are measured using the U.S. dollar as its functional currency. Assets and liabilities of the Company's foreign subsidiaries using local currencies are translated into United States dollars at fiscal year-end exchange rates. Sales, expenses, and cash flows are translated at weighted average exchange rates for each period. Net translation gains or losses are included in other comprehensive income, a separate component of stockholders' equity. Gains and losses from foreign currency transactions of these subsidiaries are included in operating expenses.

Earnings Per Share Basic earnings per share is based on the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the assumed exercise of outstanding stock options and the conversion of restricted stock units ("RSUs") under the Company's various stock compensation plans, except when RSUs and stock options have an antidilutive effect. There were 166,880 antidilutive RSUs and stock options outstanding at April 30, 2021. There were 121,311 antidilutive RSUs and stock options outstanding at April 30, 2020.

The following is a reconciliation of basic to diluted weighted average common shares outstanding:

Shares in thousands	2021	2020
Weighted average common shares outstanding
Basic	2,760	2,750
Dilutive effect of stock options and RSUs	—	—
Weighted average common shares outstanding—diluted	2,760	2,750

Accounting for Stock Options and Other Equity Awards Compensation costs related to stock options and other stock awards granted by the Company are charged against operating expenses during their vesting period, under ASC 718, "Compensation—Stock Compensation." The Company granted 95,861 RSUs under the 2017 Omnibus Incentive Plan in fiscal year 2021 and 39,781 RSUs in fiscal year 2020. There were no stock options granted during fiscal years 2021 and 2020. (See Note 6, Stock Options and Share-Based Compensation)
New Accounting Standards In February 2016, the FASB issued ASU 2016-02, "Leases." This guidance establishes a right-of-use ("ROU") model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. This guidance became effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company adopted this standard effective May 1, 2019. The adoption of ASU 2016-02 resulted in the recognition of ROU assets and corresponding lease liabilities on the Company's consolidated financial position. See Note 8, Leases, Commitments and Contingencies, for additional information on the adoption of this standard.
In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments," which replaces the current incurred loss method used for determining credit losses on financial assets, including trade receivables, with an expected credit loss method. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company will adopt this standard in fiscal year 2024. The Company does not expect the adoption of this standard to have a significant impact on the Company's consolidated financial position or results of operations.
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
In February 2018, the FASB issued ASU 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." This guidance provides the Company with an option to reclassify stranded tax effects resulting from the Tax Cuts and Jobs Act ("2017 Tax Act") from accumulated other comprehensive income to retained earnings. This guidance became effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company adopted this standard effective May 1, 2019 and did not elect to reclassify tax effects as a result of tax reform; therefore, the adoption did not have a significant impact on the Company's consolidated financial position or results of operations.
In March 2018, the FASB issued ASU 2018-09, "Compensation - Stock Compensation ("Topic 718"): Improvements to Employee Share-Based Payment Accounting" ("ASU 2018-09"). This ASU makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation, and the financial statement presentation of excess tax benefits or deficiencies. ASU 2018-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company adopted this standard effective May 1, 2019. The adoption of this standard did not have a significant impact on the Company's consolidated financial position or results of operations.
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

The Company adopted this standard effective May 1, 2021. The adoption of this standard did not have a significant impact on the Company's consolidated financial position or results of operations.
Note 2 - Revenue Recognition
The Company adopted Accounting Standards Codification 606 - Revenue from Contracts with Customers ("ASC 606") on May 1, 2018 using the modified retrospective approach and elected to reassess revenue recognition under ASC 606 for only those contracts open as of the adoption date. The Company recognizes revenue when control of a good or service promised in a contract (i.e., performance obligation) is transferred to a customer. Control is obtained when a customer has the ability to direct the use of and obtain substantially all of the remaining benefits from that good or service. The majority of the Company's revenues are recognized over time as the customer receives control as the Company performs work under a contract. However, a portion of the Company's revenues are recognized at a point-in-time as control is transferred at a distinct point in time per the terms of a contract.
Performance Obligations
A performance obligation is a distinct good or service or bundle of goods and services that is distinct or a series of distinct goods or services that are substantially the same and have the same pattern of transfer. The Company identifies performance obligations at the inception of a contract and allocates the transaction price to individual performance obligations to reasonably reflect the Company's performance in transferring control of the promised goods or services to the customer. The Company has elected to treat shipping and handling as a fulfillment activity instead of a separate performance obligation.
The following are the primary performance obligations identified by the Company:
Laboratory Furniture
The Company principally generates revenue from the manufacture of custom laboratory, healthcare, and technical furniture and infrastructure products (herein referred to as "laboratory furniture"). The Company's products include steel, wood, and laminate furniture, fume hoods, biological safety cabinets, laminar flow and ductless hoods, adaptable modular and column systems, moveable workstations and carts, epoxy resin worksurfaces, sinks, and accessories and related design services. Customers can benefit from each piece of laboratory furniture on its own or with resources readily available in the market place such as separately purchased installation services. Each piece of laboratory furniture does not significantly modify or customize other laboratory furniture, and the pieces of laboratory furniture are not highly interdependent or interrelated with each other. The Company can, and frequently does, break portions of contracts into separate "runs" to meet manufacturing and construction schedules. As such, each piece of laboratory furniture is considered a separate and distinct performance obligation. The majority of the Company's products are customized to meet the specific architectural design and performance requirements of laboratory planners and end users. The finished laboratory furniture has no alternative use to the Company and the Company has an enforceable right to payment for performance completed to date. As such, revenue from the sales of customized laboratory furniture is recognized over time once the customization process has begun, using the units-of-production output method to measure progress towards completion. There is not a material amount of work-in-process for which the customization process has begun at the end of a reporting period. The Company believes this output method most reasonably reflects the Company's performance because it directly measures the value of the goods transferred to the customer. For standardized products sold by the Company, revenue is recognized when control transfers, which is typically freight on board ("FOB") shipping point.
Warranties
All orders contain a standard warranty that warrants that the product is free from defects in workmanship and materials under normal use and conditions for a limited period of time. Due to the nature and quality of the Company's products, any warranty issues have historically been determined in a relatively short period after the sale, have been infrequent in nature, and have been immaterial to the Company's financial position and results of operations. The Company's standard warranties are not considered a separate and distinct performance obligation as the Company does not provide a service to customers beyond assurance that the covered product is free of initial defects. Costs of providing these short term assurance warranties are immaterial and, accordingly, are expensed as incurred. Extended separately priced warranties are available which can last up to five years. Extended warranties are considered separate performance obligations as they are individually priced options providing assurances that the products are free of defects.
Installation Services
The Company sometimes performs installation services for customers. The scope of installation services primarily relates to setting up and ensuring the proper functioning of the laboratory furniture. In certain markets, the Company may provide a broader range of installation services involving the design and installation of the laboratory's mechanical services. Installation services can be, and often are, performed by third parties and thus may be distinct from the Company's products. Installation services create or enhance assets that the customer controls as the installation services are provided. As such, revenue from installation services is recognized over time, as the installation services are performed using the cost input method, as there is a direct relationship between the Company's inputs and the transfer of control by means of the performance of installation services to the customer.
Custodial Services
It is common in the laboratory and healthcare furniture industries for customers to request delivery at specific future dates, as products are often to be installed in buildings yet to be constructed. Frequently, customers will request the manufacture of these products prior to the customer's ability or readiness to receive the product due to various reasons such as changes to or delays in the construction of the building. As such, from time to time Kewaunee's customers require us to provide custodial services for their laboratory furniture. Custodial services are frequently provided by third parties and do not significantly alter the other goods or services covered by the contract and as such are considered a separate and distinct performance obligation. Custodial services are simultaneously received and consumed by the customer and as such revenue from custodial services is recognized over time using a straight-line time-based measure of progress towards completion, because the Company's services are provided evenly throughout the performance period.
Payment Terms and Transaction Prices
The Company's contracts with customers are fixed-price and do not contain variable consideration or a general right of return or refund. The Company's contracts with customers contain terms typical for Kewaunee's industry, including withholding a portion of the transaction price until after the goods or services have been transferred to the customer (i.e. "retainage"). The Company does not recognize this as a significant financing component because the primary purpose of retainage is to provide the customer with assurance that the Company will perform its obligations under the contract, rather than to provide financing to the customer.
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
Practical Expedients Used
ASC 606 permits the use of practical expedients under certain conditions. The Company has elected the following practical expedients allowed under ASC 606:
•Under the modified retrospective approach, the Company elected to reassess revenue recognition under ASC 606 for only those contracts open as of the adoption date.
•The portfolio approach was applied in evaluating the accounting for the cost of obtaining a contract.
•Payment terms with the Company's customers which are one year or less are not considered a significant financing component.
•The Company excludes from revenues taxes it collects from customers that are assessed by a government authority. This is primarily relevant to domestic sales but also includes taxes on some international sales which are also excluded from the transaction price.
•The Company's incremental cost to obtain a contract is limited to sales commissions. The Company applies the practical expedient to expense commissions as incurred for contracts having a duration of one year or less. Sales commissions related to contracts with a duration of greater than one year are immaterial to the Company's consolidated financial position and results of operations and are also expensed as incurred.

Disaggregated Revenue
A summary of net sales transferred to customers at a point in time and over time for the twelve months ended April 30 is as follows (in thousands):

	2021
	Domestic	International	Total
Over Time	$107,575	$36,434	$144,009
Point in Time	3,460	—	3,460
Total Revenue	$111,035	$36,434	$147,469

	2020
	Domestic	International	Total
Over Time	$109,982	$32,437	$142,419
Point in Time	5,121	—	5,121
Total Revenue	$115,103	$32,437	$147,540
Contract Balances
The closing and opening balances of contract assets included in accounts receivable arising from contracts with customers were $6,929,000 at April 30, 2021 and $6,131,000 at April 30, 2020. The closing and opening balances of contract liabilities included in deferred revenue arising from contracts with customers were $3,123,000 at April 30, 2021 and $2,508,000 at April 30, 2020. The timing of revenue recognition, billings and cash collections results in accounts receivable, unbilled receivables, and deferred revenue which is disclosed on the consolidated balance sheets and in the notes to the consolidated financial statements. In general, the Company receives payments from customers based on a billing schedule established in its contracts. Unbilled receivables represent amounts earned which have not yet been billed in accordance with contractually stated billing terms. Accounts receivable are recorded when the right to consideration becomes unconditional and the Company has a right to invoice the customer. Deferred revenue relates to payments received in advance of performance under the contract. Deferred revenue is recognized as revenue as (or when) the Company performs under the contract.
During the twelve months ended April 30, 2021, changes in contract assets and liabilities were not materially impacted by any other factors. Approximately 100% of the contract liability balance at April 30, 2021 is expected to be recognized as revenue during fiscal year 2022.
Note 3—Inventories
Inventories consisted of the following at April 30:

(in thousands)	2021	2020
Finished goods	$2,988	$2,455
Work-in-process	1,832	1,921
Materials and components	11,697	10,954
Total inventories	$16,517	$15,330
At April 30, 2021 and 2020, the Company's international subsidiaries' inventories were $2,560,000 and $2,136,000, respectively, measured using the FIFO method at the lower of cost or net realizable value and are included in the above tables.
Note 4—Long-term Debt and Other Credit Arrangements
On May 6, 2013, the Company entered into a credit and security agreement (the "Loan Agreement") consisting of a $20 million revolving credit facility ("Line of Credit") which matured on May 1, 2018 and was extended to March 1, 2021 on March 12, 2018, a term loan in the amount of $3,450,000 which matured on May 1, 2020 ("Term Loan A") and a term loan in the amount of $1,550,000 which matured on May 1, 2020 (Term Loan B and together with Term Loan A, the "Term Loans").
On June 19, 2019, the Company entered into a Security Agreement pursuant to which the Company granted a security interest in substantially all of its assets to secure its obligations under the Loan Agreement. In September 2019, the Company paid off Term Loan A and Term Loan B and terminated the related interest rate swap agreements. On December 13, 2019, the Company entered into an amendment to the Loan Agreement and the Line of Credit to effect a change to an asset based lending arrangement based on eligible accounts receivable and inventory, with the available amount not to exceed $20 million through January 31, 2020, and with such maximum amount reduced to $15 million thereafter. This amendment replaced the prior financial covenants with new financial covenants, including minimum monthly liquidity and EBITDA requirements. Additionally, a requirement for the repatriation of foreign cash and restrictions on the payment of dividends were added.
At April 30, 2020, the Company was not in compliance with all of the financial covenants under the revolving credit facility. On July 20, 2020, the Company entered into an amendment to the Loan Agreement and Line of Credit which effected changes in certain financial covenants set forth in the Loan Agreement and included a waiver of the non-compliance.
On January 28, 2021, the Company entered into another amendment which effected changes (i) extending the maturity date under the Credit Agreement and Revolving Note from February 1, 2021 to May 3, 2021; (ii) establishing a minimum EBITDA covenant for the fiscal quarter ending April 30, 2021 of $1,000,000, determined for the four-quarter period then ending; and (iii) revising the covenant regarding delivery of financial projections to the Bank to, among other things, provide projections for the next succeeding fiscal year. On April 27, 2021, the Company entered into another amendment which effected changes (i) extending the maturity date under the Credit Agreement and Revolving Note from May 3, 2021 to July 30, 2021; and (ii) revising the minimum EBITDA covenant to permit EBITDA to be increased by (a) scheduled one-time non-recurring addbacks in an amount not to exceed $250,000, and (b) solely for the four-quarter period ending April 30, 2021, a one-time addback in an amount not to exceed $600,000 for non-cash, stock-based compensation paid by the Company. These amendments did not change the amount of availability under the revolving credit facility. At April 30, 2021, the Company was in compliance with all the financial covenants under its revolving credit facility.
At April 30, 2021, there were advances of $6.8 million and $704,000 in letters of credit outstanding, leaving $7.5 million available under the Line of Credit. The borrowing rate under the Line of Credit at that date was 4.750%. Monthly interest payments under the Line of Credit were payable at the greater of the Daily One Month LIBOR interest rate or 0.75% plus 4.0%. At April 30, 2021, there were bank guarantees issued by foreign banks outstanding to customers in the amount of $3.2 million, $61,000, $18,000, $9,000 and $257,000, and with expiration dates in fiscal years 2022, 2023, 2024, 2025 and 2027, respectively, collateralized by a $6.0 million corporate guarantee and certain assets of the Company's subsidiaries in India.
At April 30, 2020, there were advances of $4.7 million and $512,000 in letters of credit outstanding under the Line of Credit. The borrowing rate at that date was 4.13%. At April 30, 2020, there were foreign bank guarantees outstanding to customers in the amount of $1.6 million, $297,000 and $74,000 with expiration dates in fiscal years 2021, 2022, and 2023, respectively, collateralized by a $6.0 million corporate guarantee and certain assets of the Company's subsidiaries in India.

Note 5—Income Taxes
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law, which contains several income tax provisions, as well as other measures, aimed at assisting businesses impacted by the economic effects of the COVID-19 pandemic. The CARES Act includes a broad range of tax reform provisions affecting businesses, including permissible net operating losses ("NOLs") carrybacks up to five years, changes in business deductions limitations, and deferral of Social Security withholdings. The Company expects that it will apply the NOL carryback provision of the CARES Act with respect to its estimated NOL for fiscal year 2021 to years that had higher enacted tax rates, and applied this provision to the NOL for fiscal year 2020, resulting in a tax benefit. The Company also applied the deferral of Social Security withholdings in accordance with the CARES Act; these deferred withholdings are due in future periods.
Effective August 1, 2019, as previously stated, the Company elected to revoke the indefinite reinvestment of foreign unremitted earnings position set forth by ASC 740-30-25-17 for multiple foreign subsidiaries. The Company recorded a tax withholding expense imposed by the India Income Tax Department of $226,000 and $1,964,000 for the years ended April 30, 2021 and 2020, respectively.
The Company's accounting policy with respect to the Global Intangible Low-Taxed Income ("GILTI") tax rules is that GILTI will be treated as a periodic charge in the year in which it arises. The Company had no tax expense related to GILTI for the year ended April 30, 2021.

Income tax expense consisted of the following:

$ in thousands	2021	2020
Current tax expense (benefit):
Federal	$(396)	$(2,289)
State and local	8	49
Foreign	1,136	1,567
Total current tax expense (benefit)	748	(673)
Deferred tax expense (benefit):
Federal	449	1,233
State and local	(135)	438
Foreign	(72)	760
Total deferred tax expense	242	2,431
Net income tax expense	$990	$1,758
The reasons for the differences between the above net income tax expense and the amounts computed by applying the statutory federal income tax rate to earnings before income taxes are as follows:

$ in thousands	2021	2020
Income tax benefit at statutory rate	$(470)	$(567)
State and local taxes, net of federal income tax benefit	(129)	(115)
Tax credits (state, net of federal benefit)	(415)	(477)
Effects of differing US and foreign tax rates	17	3
Rate reduction impact on deferred tax assets	—	(47)
Tax on unrepatriated and repatriated foreign earnings	226	1,964
Net operating loss carryback	118	(939)
Effect of prior year true ups	(42)	38
Impact of foreign subsidiary income (loss) to parent	67	(5)
Increase in valuation allowance	1,538	1,707
Other items, net	80	196
Net income tax expense	$990	$1,758

Significant items comprising deferred tax assets and liabilities as of April 30 were as follows:

$ in thousands	2021	2020
Deferred tax assets:
Accrued employee benefit expenses	$296	$402
Allowance for doubtful accounts	154	150
Deferred compensation	1,283	890
Tax credits (state, net of federal benefits)	978	532
Foreign tax credit carryforwards	638	638
Unrecognized actuarial loss, defined benefit plans	1,196	2,616
Inventory reserves	69	102
Net operating loss carryforwards	572	457
Other	568	506
Total deferred tax assets	5,754	6,293
Deferred tax liabilities:
Book basis in excess of tax basis of property, plant and equipment	(1,596)	(1,545)
Prepaid pension	(847)	(1,111)
APB 23 Assertion	(765)	(786)
Other	(122)	(304)
Total deferred tax liabilities	(3,330)	(3,746)
Valuation allowance	(2,731)	(2,612)
Net deferred tax liabilities	$(307)	$(65)
Deferred tax assets (liabilities) classified in the balance sheet:
Current	$—	$336
Non-current	(307)	(401)
Net deferred tax liabilities	$(307)	$(65)
At April 30, 2021, the Company had deferred tax assets related to various federal, state and foreign deferred tax items, net operating loss carryforwards, and tax credit carryforwards in the amount of $5,754,000. The Company is required to evaluate the realization of the deferred tax asset and any requirement for a valuation allowance in accordance with ASC 740-10-30-2(b). The Company evaluates all available evidence, both positive and negative, to determine the amount of any required valuation allowance. A deferred tax asset valuation allowance of $2,731,000 was recorded in the period ended April 30, 2021 based on ASC 740-10-30-18. This guidance provides that the future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on sufficient taxable income of the appropriate character within the carryback or carryforward period available under the tax law.
At April 30, 2021, the Company had federal research and development tax credit carryforwards in the amount of $808,000 expiring beginning in 2041. At April 30, 2021, the Company had foreign tax credit carryforwards in the amount of $638,000, which are subject to a full valuation allowance, beginning to expire in 2028.
At April 30, 2021, the Company had $1,136,000 gross net operating losses in jurisdictions outside of the United States, of which $482,000 is set to expire in years 2022 to 2025. The Company files federal, state and local tax returns with statutes of limitation generally ranging from 3 to 4 years. The Company is generally no longer subject to federal tax examinations for years prior to fiscal year 2017 or state and local tax examinations for years prior to fiscal year 2016. Tax returns filed by the Company's significant foreign subsidiaries are generally subject to statutes of limitations of 3 to 7 years and are generally no longer subject to examination for years prior to fiscal year 2015. The Company has no unrecognized tax benefits.
Note 6—Stock Options and Share-Based Compensation
The Company adopted ASU 2016-9, "Stock Compensation – Improvements to Employee Share-Based Payment Accounting" prospectively effective May 1, 2017. The Company elected prospectively to account for forfeitures as they occur rather than apply an estimated rate to share-based compensation expense.

The Company's stockholders approved the 2017 Omnibus Incentive Plan ("2017 Plan") on August 30, 2017, which enables the Company to grant a broad range of equity, equity-related, and non-equity types of awards, with potential recipients including directors, consultants and employees. This plan replaced the 2010 Stock Option Plan for Directors and the 2008 Key Employee Stock Option Plan. No new awards will be granted under the prior plans and all outstanding options granted under the prior plans will remain subject to the prior plans. At the date of approval of the 2017 Plan there were 280,100 shares available for issuance under the prior plans. These shares and any shares subject to outstanding awards that subsequently cease to be subject to such awards are available under the 2017 Plan. The 2017 Plan did not increase the total number of shares available for issuance under the Company's equity compensation plans. At April 30, 2021 there were 167,136 shares available for future issuance.

Under the 2017 Plan, the Company recorded stock-based compensation expense in accordance with ASC 718 of $578,000 and $152,000 and deferred income tax benefit of $136,000 and $36,000 in fiscal years 2021 and 2020, respectively. The RSUs include both a service and performance component vesting over a 3 year period. The recognized expense is based upon the vesting period for service criteria and estimated attainment of the performance criteria at the end of the 3 year period based on the ratio of cumulative days incurred to total days over the 3 year period. The remaining estimated compensation expense of $669,000 will be recorded over the remaining vesting periods.

The fair value of each RSU granted to employees was estimated on the day of grant based on the weighted average price of the Company's stock reduced by the present value of the expected dividend stream during the vesting period using the risk-free interest rate. The Company issued new shares of common stock to satisfy RSUs that vested during fiscal year 2021. The following table summarizes the RSU activity and weighted averages.

	2021		2020
	Number of RSUs	Weighted Average Grant Date Fair Value	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	52,850	$20.08	23,308	$28.66
Granted	95,861	$9.43	39,781	$15.93
Vested	(11,477)	$13.55	(2,397)	$18.94
Forfeited	(12,017)	$16.69	(7,842)	$21.94
Outstanding at end of year	125,217	$12.71	52,850	$20.08
The stockholders approved the 2008 Key Employee Stock Option Plan ("2008 Plan") in fiscal year 2009 which allowed the Company to grant options on an aggregate of 300,000 shares of the Company's common stock. On August 26, 2015, the stockholders approved an amendment to this plan to increase the number of shares available under the 2008 Plan by 300,000 shares. Under the plan, options were granted at not less than the fair market value at the date of grant and options are exercisable in such installments, for such terms (up to 10 years), and at such times, as the Board of Directors determined at the time of the grant. At April 30, 2021, there were no shares available for future grants under the 2008 Plan.
The Company recorded stock-based compensation expense in accordance with ASC 718. In order to determine the fair value of stock options on the date of grant, the Company applied the Black-Scholes option pricing model. Inherent in the model are assumptions related to expected stock-price volatility, option life, risk-free interest rate, and dividend yield. The stock options outstanding have the "plain-vanilla" characteristics as defined in SEC Staff Accounting Bulletin No. 107 (SAB 107). The Company utilized the Safe Harbor option "Simplified Method" to determine the expected term of these options in accordance with the guidance of SAB 107 for options outstanding.
The stock-based compensation expense is recorded over the vesting period (4 years) for the options granted, net of tax. Under the 2008 Plan, the Company recorded $15,000 and $58,000 of compensation expense and $3,000 and $14,000 of deferred income tax benefit in fiscal years 2021 and 2020, respectively.

The Company issued new shares of common stock to satisfy options exercised during fiscal years 2021 and 2020. Stock option activity and weighted average exercise price are summarized as follows:

	2021		2020
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	88,000	$18.45	104,350	$18.28
Canceled	(3,700)	$15.97	(14,050)	$17.78
Exercised	—	$—	(2,300)	$14.98
Outstanding at end of year	84,300	$18.56	88,000	$18.45

Exercisable at end of year	84,300	$18.56	83,400	$18.16
The number of options outstanding, exercisable, and their weighted average exercise prices were within the following ranges at April 30, 2021:

	Exercise Price Range
	$8.59-$11.78	$15.85-$23.62
Options outstanding	5,150	79,150
Weighted average exercise price	$10.85	$19.06
Weighted average remaining contractual life	1.04 years	4.17 years
Aggregate intrinsic value	$5,918	$—
Options exercisable	5,150	79,150
Weighted average exercise price	$10.85	$19.06
Aggregate intrinsic value	$5,918	$—

Note 7—Accumulated Other Comprehensive Income (Loss)
The Company's other comprehensive income (loss) consists of unrealized gains and losses on the translation of the assets, liabilities, and equity of its foreign subsidiaries, changes in the fair value of its cash flow hedges, and additional minimum pension liability adjustments, net of income taxes. The before tax income (loss), related income tax effect, and accumulated balances are as follows:

$ in thousands	Cash Flow Hedges	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balance at April 30, 2019	$—	$(1,891)	$(4,516)	$(6,407)
Foreign currency translation adjustment	—	(444)	—	(444)
Change in fair value of cash flow hedges	1	—	—	1
Change in unrecognized actuarial loss on pension obligations	—	—	(3,592)	(3,592)
Income tax effect	(1)	1	844	844
Balance at April 30, 2020	—	(2,334)	(7,264)	(9,598)
Foreign currency translation adjustment	—	(23)	—	(23)
Change in unrecognized actuarial loss on pension obligations	—	—	6,044	6,044
Balance at April 30, 2021	$—	$(2,357)	$(1,220)	$(3,577)

Note 8—Leases, Commitments and Contingencies
On May 1, 2019, the Company adopted Accounting Standards Update ("ASU") No. 2016-02, Leases, and all subsequently issued clarifying guidance. ASU 2016-02 required the Company to recognize lease assets and lease liabilities with respect to the rights and obligations created by leased assets previously classified as operating leases. Upon adoption, the Company elected to:

•Record the impact of adoption using a modified retrospective method with any cumulative effect as an adjustment to retained earnings (accumulated deficit) as opposed to restating comparative periods to reflect the effects of applying the new standard.
•Elect the package of three transition practical expedients which alleviate the requirements to reassess embedded leases, lease classification and initial direct costs for leases that commenced prior to the adoption date.
•Elected to use the short-term lease recognition exemption for all asset classes. This means, for those leases that qualify, the Company will not recognize right-of-use ("ROU") assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets.
The Company has operating type leases for real estate and equipment in both the U.S. and internationally and a financing lease for a truck in the United States. ROU assets totaled $9,279,000 and $9,312,000 at April 30, 2021 and 2020, respectively. Operating cash paid to settle lease liabilities was $1,799,000 and $1,526,000 for the twelve months ended April 30, 2021 and 2020, respectively. The Company's leases have remaining lease terms of up to 8 years. In addition, some of the leases may include options to extend the leases for up to 5 years or options to terminate the leases within 1 year. Operating lease expense was $2,854,000 for the twelve months ended April 30, 2021, inclusive of period cost for short-term leases, not included in lease liabilities, of $1,055,000. Operating lease expense was $2,441,000 for the twelve months ended April 30, 2020, inclusive of period cost for short-term leases, not included in lease liabilities, of $915,000.
At April 30, 2021, the weighted average remaining lease term for the capitalized operating leases was 5.9 years and the weighted average discount rate was 4.1%. At April 30, 2020, the weighted average remaining lease term for the capitalized operating leases was 7.6 years and the weighted average discount rate was 4.1%. For the financing lease, the remaining lease term was 4.3 years and the discount rate was 10.0% at April 30, 2021 as compared to 5.3 years and 10.0% at April 30, 2020. As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable.
Future minimum payments under the non-cancelable lease arrangements for the fiscal years ending April 30 are as follows:

($ in thousands)	Operating	Financing
2022	$2,018	$32
2023	1,833	32
2024	1,475	32
2025	1,431	32
2026	1,220	13
Thereafter	2,864	—
Total Minimum Lease Payments	10,841	141
Imputed Interest	(1,633)	(28)
Total	$9,208	$113
The Company is involved in certain claims and legal proceedings in the normal course of business which management believes will not have a material adverse effect on the Company's consolidated financial condition or results of operations.
Note 9—Retirement Benefits
Defined Benefit Plans
The Company has non-contributory defined benefit pension plans covering some of its domestic employees. These plans were amended as of April 30, 2005, no further benefits have been, or will be, earned under the plans subsequent to the amendment date, and no additional participants will be added to the plans. The defined benefit plan for salaried employees provides pension benefits that are based on each employee's years of service and average annual compensation during the last ten consecutive calendar years of employment as of April 30, 2005. The benefit plan for hourly employees provides benefits at stated amounts based on years of service as of April 30, 2005. The Company uses an April 30 measurement date for its defined benefit plans.

The change in projected benefit obligations and the change in fair value of plan assets for the non-contributory defined benefit pension plans for each of the years ended April 30 are summarized as follows:

$ in thousands	2021	2020
Accumulated Benefit Obligation, April 30	$22,942	$23,720
Change in Projected Benefit Obligations
Projected benefit obligations, beginning of year	$23,720	$21,394
Interest cost	723	832
Actuarial (loss) gain	(97)	2,769
Actual benefits paid	(1,404)	(1,275)
Projected benefit obligations, end of year	$22,942	$23,720
Change in Plan Assets
Fair value of plan assets, beginning of year	$17,316	$19,035
Actual return on plan assets	5,517	(444)
Employer contributions	30	—
Actual benefits paid	(1,404)	(1,275)
Fair value of plan assets, end of year	21,459	$17,316
Funded status—under	$(1,483)	$(6,404)
Amounts Recognized in the Consolidated Balance Sheets consist of:
Non-current liabilities	$(1,483)	$(6,404)
Amounts Recognized in Accumulated Other Comprehensive Income (Loss) Consist of:
Net actual loss	$5,089	$11,133
Deferred tax benefit	(1,196)	(2,616)
After-tax actuarial loss	$3,893	$8,517
Weighted-Average Assumptions Used to Determine Benefit Obligations at April 30
Discount rate	3.20%	3.10%
Rate of compensation increase	N/A	N/A
Mortality table	Pri-2012	Pri-2012
Projection scale	MP-2020	MP-2019

	Year Ended April 30,
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost	2021	2020
Discount rate	3.20%	3.10%
Expected long-term return on plan assets	7.75%	7.75%
Rate of compensation increase	N/A	N/A
The components of the net periodic pension expense for each of the fiscal years ended April 30 are as follows:

$ in thousands	2021	2020
Interest cost	$723	$832
Expected return on plan assets	(1,284)	(1,421)
Recognition of net loss	1,714	1,043
Net periodic pension expense	$1,153	$454
The estimated net actuarial loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during fiscal year 2022 is $560,000.
The Company's funding policy is to contribute to the plans when pension laws and economics either require or encourage funding. The Company expects to make no contributions during fiscal year 2022. There were $30,000 in contributions made to the plans in fiscal year 2021. The Company made no contributions to the plans during fiscal year 2020.

The following benefit payments are expected to be paid from the benefit plans in the fiscal years ending April 30:

$ in thousands	Amount
2022	$1,540
2023	1,580
2024	1,620
2025	1,590
2026	1,570
2027 & Beyond	7,390
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
The Company uses a Yield Curve methodology to determine its GAAP discount rate. Under this approach, future benefit payment cash flows are projected from the pension plan on a projected benefit obligation basis. The payment stream is discounted to a present value using an interest rate applicable to the timing of each respective cash flow. The graph of these time-dependent interest rates is known as a yield curve. The interest rates comprising the Yield Curve are determined through a statistical analysis performed by the IRS and issued each month in the form of a pension discount curve. For this purpose, the universe of possible bonds consists of a set of bonds which are designated as corporate, have high quality ratings (AAA or AA) from nationally recognized statistical rating organizations, and have at least $250 million in par amount outstanding on at least one day during the reporting period. A 1% increase/decrease in the discount rate for fiscal years 2021 and 2020 would decrease/increase pension expense by approximately $286,000 and $236,000, respectively.
The Company uses a total return investment approach, whereby a mix of equities and fixed-income investments are used to attempt to maximize the long-term return on plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, as well as growth, value, and small and large capitalizations. The target allocations based on the Company's investment policy were 75% in equity securities and 25% in fixed-income securities at April 30, 2021 and April 30, 2020. A 1% increase/decrease in the expected return on assets for fiscal years 2021 and 2020 would decrease/increase pension expense by approximately $165,000 and $183,000, respectively.
Plan assets by asset categories as of April 30 were as follows:

$ in thousands	2021		2020
Asset Category	Amount	%	Amount	%
Equity Securities	$14,814	69	$10,797	62
Fixed Income Securities	6,314	29	5,377	31
Cash and Cash Equivalents	331	2	1,142	7
Totals	$21,459	100	$17,316	100

The following tables present the fair value of the assets in the Company's defined benefit pension plans at April 30:

	2021
Asset Category	Level 1	Level 2	Level 3
Large Cap	$7,726	$—	$—
Small/Mid Cap	3,128	—	—
International	2,173	—	—
Emerging Markets	862	—	—
Fixed Income	6,314	—	—
Liquid Alternatives	925	—	—
Cash and Cash Equivalents	331	—	—
Totals	$21,459	$—	$—

	2020
Asset Category	Level 1	Level 2	Level 3
Large Cap	$5,831	$—	$—
Small/Mid Cap	2,121	—	—
International	1,850	—	—
Emerging Markets	483	—	—
Fixed Income	5,377	—	—
Liquid Alternatives	512	—	—
Cash and Cash Equivalents	1,142	—	—
Totals	$17,316	$—	$—
Level 1 retirement plan assets include United States currency held by a designated trustee and equity funds of common and preferred securities issued by domestic and foreign corporations. These equity funds are traded actively on exchanges and price quotes for these shares are readily available.
Defined Contribution Plan
The Company has a defined contribution plan covering substantially all domestic salaried and hourly employees. The plan provides benefits to all employees who have attained age 21, completed three months of service, and who elect to participate. The plan provides that the Company make matching contributions equal to 100% of the employee's qualifying contribution up to 3% of the employee's compensation, and make matching contributions equal to 50% of the employee's contributions between 3% and 5% of the employee's compensation, resulting in a maximum employer contribution equal to 4% of the employee's compensation. The Company's matching contributions were $997,000 and $974,000 for years ending April 30, 2021 and 2020. Additionally, the plan provides that the Company may elect to make a non-matching contribution for participants employed by the Company on December 31 of each year. The Company did not elect to make a non-matching contribution in fiscal years 2021 and 2020.
Note 10—Segment Information
The Company's operations are classified into two business segments: Domestic and International. The Domestic business segment principally designs, manufactures, and installs scientific and technical furniture, including steel and wood laboratory cabinetry, fume hoods, laminate casework, flexible systems, worksurfaces, workstations, workbenches, and computer enclosures. The International business segment, which consists of the foreign subsidiaries identified in Note 1, Summary of Significant Accounting Policies, provides the Company's products and services, including facility design, detailed engineering, construction, and project management from the planning stage through testing and commissioning of laboratories.
Intersegment transactions are recorded at normal profit margins. All intercompany balances and transactions have been eliminated. Certain corporate expenses shown below have not been allocated to the business segments.

The following table shows revenues, earnings, and other financial information by business segment for each of the years ended April 30:

$ in thousands	Domestic	International	Corporate	Total
Fiscal Year 2021
Revenues from external customers	$111,035	$36,434	$—	$147,469
Intersegment revenues	1,779	3,549	(5,328)	—
Depreciation	2,423	264	—	2,687
Earnings (loss) before income taxes	1,166	3,178	(6,961)	(2,617)
Income tax expense (benefit)	245	1,063	(318)	990
Net earnings attributable to non-controlling interest	—	65	—	65
Net earnings (loss) attributable to Kewaunee Scientific Corporation	921	2,049	(6,642)	(3,672)
Segment assets	64,961	24,423	—	89,384
Expenditures for segment assets	2,312	85	—	2,397
Revenues (excluding intersegment) from customers in foreign countries	1,182	36,434	—	37,616

Fiscal Year 2020
Revenues from external customers	$115,103	$32,437	$—	$147,540
Intersegment revenues	3,621	2,277	(5,898)	—
Depreciation	2,371	283	—	2,654
Earnings (loss) before income taxes	1,176	1,924	(5,966)	(2,866)
Income tax expense (benefit)	585	2,463	(1,290)	1,758
Net earnings attributable to non-controlling interest	—	63	—	63
Net earnings (loss) attributable to Kewaunee Scientific Corporation	591	(602)	(4,676)	(4,687)
Segment assets	61,154	22,775	—	83,929
Expenditures for segment assets	2,361	104	—	2,465
Revenues (excluding intersegment) from customers in foreign countries	2,009	32,437	—	34,446

Note 11—Restructuring Costs
In December 2019, the Company initiated a restructuring, which included the addition of a new Vice President of Information Technology to lead the transformation and modernization of the Company's information systems, and a reduction in workforce primarily in its domestic operations to reduce operating expenses on an ongoing basis. This restructuring plan, which included the closure of the Company's subsidiary in China, a commercial sales organization for the Company's products in China, was substantially completed as of April 30, 2020. In fiscal year 2021, the Company incurred severance expenses in its international operations related to the closure of the China subsidiary of $25,000. The Company reflected all the expenses as operating expenses in the Consolidated Statement of Operations. The Company now expects the remaining administrative requirements for closure of the China subsidiary to be completed by the end of fiscal year 2022.

Note 12—Consolidated Quarterly Data (Unaudited)
Selected quarterly financial data for fiscal years 2021 and 2020 were as follows:

$ in thousands, except per share amounts	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2021
Net sales	$36,423	$39,000	$33,339	$38,707
Gross profit	5,881	6,395	5,654	6,063
Net (loss) earnings	(608)	(165)	95	(2,929)
Less: net (loss) earnings attributable to the non-controlling interest	(10)	15	14	46
Net (loss) earnings attributable to Kewaunee Scientific Corporation	(598)	(180)	81	(2,975)
Net (loss) earnings per share attributable to Kewaunee Scientific Corporation
Basic	(0.22)	(0.07)	0.03	(1.08)
Diluted	(0.22)	(0.07)	0.03	(1.08)
Cash dividends paid per share	—	—	—	—

Fiscal Year 2020
Net sales	$39,336	$39,722	$34,225	$34,257
Gross profit	6,946	6,316	5,278	4,887
Net earnings (loss)	496	(2,161)	(1,901)	(1,058)
Less: net earnings attributable to the non-controlling interest	25	17	17	4
Net earnings (loss) attributable to Kewaunee Scientific Corporation	471	(2,178)	(1,918)	(1,062)
Net earnings (loss) per share attributable to Kewaunee Scientific Corporation
Basic	0.17	(0.79)	(0.70)	(0.39)
Diluted	0.17	(0.79)	(0.70)	(0.39)
Cash dividends paid per share	0.19	0.19	—	—
The sum of the quarterly net earnings per share amounts does not necessarily equal net earnings per share for the year due to rounding.

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM - DIXON HUGHES GOODMAN LLP
We consent to the incorporation by reference in the Registration Statements on Forms S-8 (No. 333-160276, No. 333-176447, No. 333-213413, and No. 333-220389), of Kewaunee Scientific Corporation of our reports dated July 15, 2021 with respect to the consolidated financial statements of Kewaunee Scientific Corporation, included in this Annual Report (Form 10-K) for the year ended April 30, 2021.
/s/ Dixon Hughes Goodman LLP
Charlotte, North Carolina
July 15, 2021
CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM - ERNST & YOUNG LLP
We consent to the incorporation by reference in the following Registration Statements on Form S-8 (No. 333-160276, No. 333-176447, No. 333-213413, and No. 333-220389), of our report dated July 27, 2020 with respect to the consolidated financial statements of Kewaunee Scientific Corporation, included in this Annual Report (Form 10-K) of Kewaunee Scientific Corporation for the year ended April 30, 2021.
/s/ Ernst & Young LLP
Charlotte, North Carolina
July 15, 2021
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are intended to ensure that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 (the "Exchange Act") is properly and timely recorded, processed, summarized, and reported. Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures as of April 30, 2021 pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective. In designing disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives, and that management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded the Company maintained effective internal control over financial reporting as of April 30, 2021.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report.
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
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
(a)The information appearing in the sections entitled "Election of Directors" and "Meetings and Committees of the Board" included in our Proxy Statement for use in connection with our annual meeting of stockholders to be held on August 25, 2021 (the "Proxy Statement") is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of our most recently completed fiscal year.
(b)The names and ages of our executive officers as of June 30, 2021 and their business experience during the past five years are set forth below:
Executive Officers

Name	Age	Position
Thomas D. Hull III	45	President and Chief Executive Officer
Donald T. Gardner III	42	Vice President, Finance, Chief Financial Officer, Treasurer and Secretary
Ryan S. Noble	43	Vice President, Sales and Marketing—Americas
Elizabeth D. Phillips	44	Vice President, Human Resources
Kurt P. Rindoks	63	Vice President, Global Product Development and Strategic Alliances
Lisa L. Ryan	43	Vice President of Construction Operations
Mandar Ranade	47	Vice President of Information Technology and Engineering
Douglas J. Batdorff	48	Vice President of Manufacturing Operations
Boopathy Sathyamurthy	52	Vice President, Kewaunee Scientific Corporation Singapore Pte. Ltd., Managing Director, International Operations
Thomas D. Hull III joined the Company in November 2015 as Vice President, Finance, Chief Financial Officer, Treasurer and Secretary. Mr. Hull was elected President and Chief Executive Officer and appointed as a member of the Board of Directors in March 2019. Mr. Hull earned a Bachelor of Science degree in Accounting from LaRoche College and an MBA from the University of Pittsburgh, Joseph M. Katz School of Business. He is a certified public accountant (inactive status) and a member of the American Institute of Certified Public Accountants and the Pennsylvania Institute of Certified Public Accountants. Prior to joining the Company, Mr. Hull held several management positions with Ernst & Young, LLP in Pittsburgh, Pennsylvania from 1998 through 2011. From 2011 until joining the Company in 2015, he served as the Vice President of Finance, Accounting, and Information Technology with ATI Specialty Materials in Charlotte, North Carolina.
Donald T. Gardner III joined the Company in April 2019 as Vice President of Finance and Chief Financial Officer and was also elected by the Board of Directors to the positions of Secretary and Treasurer. Mr. Gardner has a Bachelor of Science degree in Accounting from the Indiana University of Pennsylvania and a Master of Business Administration from the University of Pittsburgh, Joseph M. Katz School of Business. Prior to joining the Company, from 2017 to 2019, he served as Vice President, Financial Planning & Analysis of Victra, a retailer of wireless products and services, and a portfolio company of private equity firm Lone Star Funds. During 2017, he served as the Chief Financial Officer of Component Sourcing International, a provider of global sourcing supply chain solutions, and a portfolio company of Argosy private equity. From February 2016 to June 2017, Mr. Gardner worked for Dollar Express Stores, LLC, an operator of discount retail stores, serving in various financial leadership roles, most recently as Vice President and Treasurer. From 2012 to February 2016, he worked at ATI Specialty Materials, a manufacturer of technically advanced specialty materials and complex components, serving in various financial leadership roles.
Ryan S. Noble joined the Company in July 2018 as Vice President of Sales and Marketing - Americas. He has a Bachelor of Science degree in Human Ecology from the University of Tennessee. Prior to joining the Company, he was Director of Sales at Dodge Data & Analytics, a provider of analytics and software-based solutions for the construction industry, from March 2018 to July 2018. From 2014 to 2018, he was a Regional Sales Director at Wausau Window and Wall Systems, a manufacturer of metal and glass solutions for commercial buildings. From 2008 to 2014, he held several sales management positions at AGC Glass Company, a glass and high performance coatings manufacturer for architectural, residential, interior, and industrial applications.
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
Kurt P. Rindoks joined the Company in 1985 as a product engineer. He was promoted to Director of Product Development in 1991 and then named Vice President in 1996. From 1998 to 2001, he served as General Manager of the Company's Resin Materials Division. Since 2004, he has headed the Company's international parts sourcing efforts. In 2020, Mr. Rindoks' responsibilities were expanded to include Global Product Development and Strategic Alliances and he now holds the position of Vice President of Global Product Development and Strategic Alliances. Mr. Rindoks has a Bachelor of Science degree in Mechanical Engineering Technology from Purdue University and a Master of Business Administration from the University of North Carolina at Charlotte. As a member of ASHRAE (American Society for Heating Refrigeration and Air Conditioning Engineers) and SEFA (Scientific Equipment Furniture Association), he played a key role in the writing of national industry standards. Mr. Rindoks was elected as Secretary/Treasurer of the SEFA Board of Directors in January 2017. He is also a contributing author for ASHRAE's Laboratory Design Guide, Second Edition, 2015. Mr. Rindoks has received twenty patents and is referenced in 168 United States patents.
    Lisa L. Ryan joined the Company in 2006 as a project manager. She was promoted to Director of Construction and Customer Operations in July 2015. In August 2018, she was promoted to Vice President of Construction and Customer Operations. In July 2020 her responsibilities were restructured and she now holds the position of Vice President of Construction Operations. She holds a Bachelor of Science degree in Civil Engineering from Manhattan College and has her Masters of Business Administration from Queens University. Prior to joining the Company, Ms. Ryan held multiple project management positions for Turner Construction and Rogers Builders, both of which offer construction services.
    Mandar Ranade joined the Company in December 2019 as Vice President of Information Technology. In February 2020, Mr. Ranade's responsibilities were expanded to include Engineering and Standards oversight and he now holds the position of Vice President of Information Technology and Engineering. He has a Master of Business Administration, Finance, from the University of Leeds, Leeds, United Kingdom, and a Bachelor of Engineering, Polymers, from University of Pune, Pune, India. He also has certifications as a Project Management Professional, Certified Scrum Master, ITIL (Foundation) Certification and a Master of Oracle Applications. Prior to joining the Company, Mr. Ranade most recently held the position of Division IT Leader for EnPro Industries-Fairbanks Morse, Wisconsin from 2018 to November 2019. From 2015 to 2018, he held several Director positions, the most recent being Director of Technical Services, with Aurora Health Care, ACL Laboratories, Milwaukee, Wisconsin. Prior to these positions he was Senior Manager of IT with IMS Health, Milwaukee, Wisconsin, from 2010 to 2015, and ThermoFisher Scientific in Two Rivers, Wisconsin, from 2005 to 2010. From 1995 to 2005, he held various IT positions with GE Healthcare, Milwaukee, Wisconsin and Mumbai, India, idm Limited, in Doncaster, UK, and GREAVES Limited, Mumbai, India.
    Douglas J. Batdorff joined the Company in June 2020 as Vice President of Manufacturing Operations. He has significant experience in directing and guiding manufacturing operations, focusing on improvement of business performance, maximizing growth and profitability. Mr. Batdorff has a Bachelor of Science Degree in Mechanical Engineering from Michigan State University and a Masters in Manufacturing Operations from Kettering University. Prior to joining the Company, Mr. Batdorff was the Chief Operations Officer for Legacy Cabinets, Inc. in Eastaboga, Alabama from 2018 to 2020. From 2005 to 2018 he held various management positions with Steelcase, the most recent as Director of Manufacturing - US Operations from 2014 to 2018. He was with General Motors, Lansing, Michigan from 1998 to 2004 in many management roles, the most recent being Manufacturing Coordinator - General Assembly - Final Process.
Boopathy Sathyamurthy joined the Company in 2000 as General Manager of India Operations and Kewaunee Labway India Pvt. Ltd. He was subsequently promoted to Managing Director of Kewaunee Labway India Pvt. Ltd. He has served as Managing Director of International Operations, which includes responsibilities for all sales and operations in Asia, as well as sales efforts in the Middle East, since September 2013. Mr. Sathyamurthy was elected Vice President of Kewaunee Scientific Corporation Singapore Pte. Ltd., the holding company for Kewaunee's subsidiaries in India, Singapore, and China, in September 2014. He holds a Bachelor Degree in Mechanical Engineering from University of Madras and a Masters of Business Administration from University of Madras.
Code of Ethics
A copy of our code of ethics that applies to our Chief Executive Officer and Chief Financial Officer, entitled "Ethics Obligations for Chief Executive Officer and Employees with Financial Reporting Responsibilities," is available free of charge through our website at www.kewaunee.com.

Audit Committee
The information appearing in the section entitled "Election of Directors – Meetings and Committees of the Board" in our Proxy Statement is incorporated herein by reference.
Item 11. Executive Compensation
The information appearing in the sections entitled "Compensation Discussion and Analysis," "Compensation Tables," "Agreements with Certain Executives," and "Election of Directors – Compensation Committee Interlocks and Insider Participation" in the Proxy Statement is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information appearing in the sections entitled "Security Ownership of Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners" in the Proxy Statement is incorporated herein by reference.
The following table sets forth certain information as of April 30, 2021 with respect to compensation plans under which our equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation Plans approved by Security Holders:
2008 Key Employee Stock Option Plan	84,300	$18.56	—
2017 Omnibus Incentive Plan	125,217	$—	167,136
Equity Compensation Plans not approved by Security Holders:	—	$—	—
Total Equity Compensation Plans	209,517		167,136
Refer to Note 6, Stock Options and Share-Based Compensation, of the Company's consolidated financial statements included in Item 8 for additional information.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information appearing in the sections entitled "Election of Directors" and "Agreements with Certain Executives" in the Proxy Statement is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information appearing in the section entitled "Ratification of Appointment of Independent Registered Public Accounting Firm—Audit Fees and Non-Audit Fees" in the Proxy Statement is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed or incorporated by reference as part of this Annual Report:

		Page
(a)(1)	Consolidated Financial Statements
	Reports of Independent Registered Public Accounting Firms	17
	Consolidated Statements of Operations—Years ended April 30, 2021 and 2020	19
	Consolidated Statements of Comprehensive Income—Years ended April 30, 2021 and 2020	20
	Consolidated Statements of Stockholders' Equity—Years ended April 30, 2021 and 2020	21
	Consolidated Balance Sheets—April 30, 2021 and 2020	22
	Consolidated Statements of Cash Flows—Years ended April 30, 2021 and 2020	23
	Notes to Consolidated Financial Statements	24
	Consents of Independent Registered Public Accounting Firms	43
(a)(2)	Consolidated Financial Statement Schedules
	Financial statement schedules have been omitted because the information required has been separately disclosed in the consolidated financial statements or related notes.
(a)(3)	Exhibits
	Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which is attached hereto at pages 49 through 52 and which is incorporated herein by reference.

KEWAUNEE SCIENTIFIC CORPORATION
Exhibit Index

			Reference
3	Articles of incorporation and bylaws
	3.1	Conformed copy of Restated Certificate of Incorporation (reflecting all amendments to date)	(18)
	3.3	By-Laws (as amended as of April 21, 2020)	(26)
4	Description of Registrant's Securities
	4.1	Description of Capital Stock	(22)
10	Material Contracts
	10.1*	Re-Established Retirement Plan for Salaried Employees of Kewaunee Scientific Corporation (as amended and restated effective as of May 1, 2012)	(4)
	10.1A*	First Amendment to the Re-Established Retirement Plan for Salaried Employees of Kewaunee Scientific Corporation	(8)
	10.1B*	Second Amendment to the Re-Established Retirement Plan for Salaried Employees of Kewaunee Scientific Corporation	(13)
	10.1C*	Third Amendment to the Re-Established Retirement Plan for Salaried Employees of Kewaunee Scientific Corporation	(14)
	10.1D*	Fourth Amendment to the Re-Established Retirement Plan for Salaried Employees of Kewaunee Scientific Corporation	(18)
	10.2*	Re-Established Retirement Plan for Hourly Employees of Kewaunee Scientific Corporation (as amended and restated effective as of May 1, 2012)	(4)
	10.2A*	First Amendment to the Re-Established Retirement Plan for Hourly Employees of Kewaunee Scientific Corporation	(8)
	10.2B*	Second Amendment to the Re-Established Retirement Plan for Hourly Employees of Kewaunee Scientific Corporation	(13)
	10.2C*	Third Amendment to the Re-Established Retirement Plan for Hourly Employees of Kewaunee Scientific Corporation	(14)
	10.2D*	Fourth Amendment to the Re-Established Retirement Plan for Hourly Employees of Kewaunee Scientific Corporation	(18)
	10.30*	Kewaunee Scientific Corporation Executive Severance Pay Policy	(2)
	10.34*	401(k) Incentive Savings Plan for Salaried and Hourly Employees of Kewaunee Scientific Corporation (as amended and restated effective June 29, 2015)	(12)
	10.34A*	First Amendment to the 401(k) Incentive Savings Plan for Salaried and Hourly Employees of Kewaunee Scientific Corporation (as amended and restated effective January 1, 2020)	(25)
	10.51*	Amended and Restated 2008 Key Employee Stock Option Plan effective August 26, 2015	(11)
	10.58*	Kewaunee Scientific Corporation 2010 Stock Option Plan for Directors	(3)
	10.61	Credit and Security Agreement dated as of May 6, 2013 between Wells Fargo Bank, National Association and Kewaunee Scientific Corporation including the forms of notes executed thereunder	(5)
	10.61A	First Amendment to Credit and Security Agreement dated July 9, 2013	(6)
	10.61B	Second Amendment to Credit and Security Agreement dated June 10, 2014	(7)
	10.61C	Third Amendment to Credit and Security Agreement and First Amendment to Revolving Line of Credit Note dated as of June 3, 2015	(9)
	10.61D	Fourth Amendment to Credit and Security Agreement and Second Amendment to Revolving Line of Credit Note dated as of March 12, 2018	(17)
	10.61E	Fifth Amendment to Credit and Security Agreement dated as of April 22, 2019	(22)
	10.61F	Sixth Amendment to Credit and Security Agreement dated as of May 28, 2019.	(22)
	10.61G	Seventh Amendment to Credit and Security Agreement and Third Amendment to Revolving Line of Credit Note dated as of July 9, 2019.	(22)
	10.61H	Credit and Security Agreement Default Waiver Letter dated as of June 19, 2019 between Wells Fargo Bank, National Association and Kewaunee Scientific Corporation.	(22)
	10.61I	Security Agreement dated as of June 19, 2019 between Wells Fargo Bank, National Association and Kewaunee Scientific Corporation.	(22)

		Reference
10.61J	Eighth Amendment to Credit and Security Agreement and Fourth Amendment to Revolving Line of Credit Note dated as of December 13, 2019	(24)
10.61K	Ninth Amendment to Credit and Security Agreement, Fifth Amendment to Revolving Line of Credit Note and Waiver dated as of July 20, 2020	(27)
10.61L	Tenth Amendment to Credit and Security Agreement and Sixth Amendment to Revolving Line of Credit Note dated as of January 28, 2021	(28)
10.61M	Eleventh Amendment to Credit and Security Agreement and Seventh Amendment to Revolving Line of Credit Note dated as of April 27, 2021	(1)
10.68*	401Plus Executive Deferred Compensation Plan (as amended and restated January 1, 2009)	(10)
10.68A*	Amendment No. One to the Kewaunee Scientific Corporation 401Plus Executive Deferred Compensation Plan	(10)
10.68B*	Amendment No. Two to the Kewaunee Scientific Corporation 401Plus Executive Deferred Compensation Plan	(16)
10.69*	Pension Equalization Plan (as amended and restated January 1, 2009)	(10)
10.69A*	Amendment No. One to the Kewaunee Scientific Corporation Pension Equalization Plan	(10)
10.72*	Kewaunee Scientific Corporation 2017 Omnibus Incentive Plan	(15)
10.73*	Offer Letter to Donald T. Gardner III dated April 2, 2019.	(19)
10.74*	Separation Agreement dated as of March 24, 2019 between Kewaunee Scientific Corporation and David M. Rausch.	(20)
10.75*	Change of Control Employment Agreement dated as of June 18, 2019 between Kewaunee Scientific Corporation and Thomas D. Hull III.	(21)
10.76*	Change of Control Employment Agreement dated as of June 18, 2019 between Kewaunee Scientific Corporation and Donald T. Gardner III.	(21)
10.77*	Change of Control Employment Agreement dated as of June 18, 2019 between Kewaunee Scientific Corporation and Michael D. Rok.	(21)
10.78*	Change of Control Employment Agreement dated as of June 18, 2019 between Kewaunee Scientific Corporation and Kurt P. Rindoks.	(21)
10.79*	Change of Control Employment Agreement dated as of June 18, 2019 between Kewaunee Scientific Corporation and Elizabeth D. Phillips.	(21)
10.80*	Change of Control Employment Agreement dated as of June 18, 2019 between Kewaunee Scientific Corporation and Ryan S. Noble.	(21)
10.81*	Change of Control Employment Agreement dated as of June 18, 2019 between Kewaunee Scientific Corporation and Lisa J. Ryan.	(21)
10.82*	Employment agreement dated October 1, 2017 between Kewaunee Labway India Pvt. Ltd and Bhoopathy Sathyamurthy.	(22)
10.83*	Employment Agreement dated as of October 28, 2019 between Kewaunee Scientific Corporation and Mandar Ranade	(23)
10.84*	Change of Control Employment Agreement dated as of December 2, 2019 between Kewaunee Scientific Corporation and Mandar Ranade	(25)
10.85*	Offer Letter dated as of May 7, 2020 between Kewaunee Scientific Corporation and Douglas J. Batdorff	(27)
10.86*	Change of Control Employment Agreement dated as of June 1, 2020 between Kewaunee Scientific Corporation and Douglas J. Batdorff	(27)
21.1	Subsidiaries of the Company	(1)
23.1	Consent dated July 15, 2021 of Dixon Hughes Goodman LLP, Independent Registered Public Accounting Firm (incorporated by reference to page 43 of this Report on Form 10-K)	(1)
23.2	Consent dated July 15, 2021 of Ernst & Young LLP, Independent Registered Public Accounting Firm (incorporated by reference to page 43 of this Report on Form 10-K)	(1)
31.1	Certification of Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)	(1)
31.2	Certification of Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)	(1)
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(1)

		Reference
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(1)
101.INS	XBRL Instance Document	(1)
101.SCH	XBRL Taxonomy Extension Schema Document	(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	(1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	(1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	(1)
_____________
*    The referenced exhibit is a management contract or compensatory plan or arrangement.
(All other exhibits are either inapplicable or not required.)
Footnotes
(1)Filed with this Form 10-K with the Securities and Exchange Commission.
(2)Filed as an exhibit to the Kewaunee Scientific Corporation Quarterly Report to the Securities and Exchange Commission on Form 10-Q (Commission File No. 0-5286) for the quarterly period ended October 31, 2005, and incorporated herein by reference.
(3)Filed as Appendix A to the Kewaunee Scientific Corporation Proxy Statement for its Annual Meeting of Stockholders on August 25, 2010 (Commission File No. 0-5286) filed on July 23, 2010, and incorporated herein by reference.
(4)Filed as an exhibit to the Kewaunee Scientific Corporation Quarterly Report to the Securities and Exchange Commission on Form 10-Q (Commission File No. 0-5286) for the quarterly period ended October 31, 2012, and incorporated herein by reference.
(5)Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on May 9, 2013, and incorporated herein by reference.
(6)Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on July 11, 2013, and incorporated herein by reference.
(7)Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 2014, and incorporated herein by reference.
(8)Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on September 2, 2014, and incorporated herein by reference.
(9)Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on June 3, 2015, and incorporated herein by reference.
(10)Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 2015, and incorporated herein by reference.
(11)Filed as Appendix A to the Kewaunee Scientific Corporation Proxy Statement for its Annual Meeting of Stockholders on August 26, 2015 (Commission File No. 0-5286) filed on July 24, 2015, and incorporated herein by reference.
(12)Filed as an exhibit to the Kewaunee Scientific Corporation Quarterly Report to the Securities and Exchange Commission on Form 10-Q (Commission File No. 0-5286) for the quarterly period ended October 31, 2015, and incorporated herein by reference.
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
(24)    Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on December 16, 2019, and incorporated herein by reference.
(25)    Filed as an exhibit to the Kewaunee Scientific Corporation Quarterly Report to the Securities and Exchange Commission on Form 10-Q (Commission File No. 0-5286) for the quarterly period ended January 31, 2020, and incorporated herein by reference.
(26)    Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on April 27, 2020, and incorporated herein by reference.
(27) Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 2020, and incorporated herein by reference.
(28)    Filed as an exhibit to the Kewaunee Scientific Corporation Quarterly Report to the Securities and Exchange Commission on Form 10-Q (Commission File No. 0-5286) for the quarterly period ended January 31, 2021, and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEWAUNEE SCIENTIFIC CORPORATION

By:	/s/ Thomas D. Hull III
Thomas D. Hull III
President and Chief Executive Officer
Date: July 15, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on July 15, 2021.

(i)	Principal Executive Officer

/s/ Thomas D. Hull III
Thomas D. Hull III
President and Chief Executive Officer

(ii)	Principal Financial and Accounting Officer

/s/ Donald T. Gardner III
Donald T. Gardner III
Vice President, Finance
Chief Financial Officer,
Treasurer and Secretary

(iii)	A majority of the Board of Directors:

/s/ Keith M. Gehl	/s/ John D. Russell
Keith M. Gehl	John D. Russell

/s/ Margaret B. Pyle	/s/ Donald F. Shaw
Margaret B. Pyle	Donald F. Shaw

/s/ Thomas D. Hull, III
Thomas D. Hull, III

/s/ David S. Rhind
David S. Rhind