Form 10-Q
period 2021-07-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2021-09-10
CIK 55529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2021
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

_________________________
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 3, 2021, the registrant had outstanding 2,789,873 shares of Common Stock.

KEWAUNEE SCIENTIFIC CORPORATION
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2021

i

Part 1. Financial Information
Item 1.    Condensed Consolidated Financial Statements

Kewaunee Scientific Corporation
Condensed Consolidated Statements of Operations
(Unaudited)
($ and shares in thousands, except per share amounts)

	Three Months Ended July 31,
	2021	2020
Net sales	$39,493	$36,423
Cost of products sold	33,819	30,542
Gross profit	5,674	5,881
Operating expenses	6,765	6,157
Operating loss	(1,091)	(276)
Pension income (expense)	89	(288)
Other income, net	52	54
Interest expense	(106)	(77)
Loss before income taxes	(1,056)	(587)
Income tax expense	251	21
Net loss	(1,307)	(608)
Less: Net earnings (loss) attributable to the non-controlling interest	38	(10)
Net loss attributable to Kewaunee Scientific Corporation	$(1,345)	$(598)

Net loss per share attributable to Kewaunee Scientific Corporation stockholders
Basic	$(0.48)	$(0.22)
Diluted	$(0.48)	$(0.22)
Weighted average number of common shares outstanding
Basic	2,777	2,756
Diluted	2,777	2,756

See accompanying notes to Condensed Consolidated Financial Statements.

Kewaunee Scientific Corporation
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
($ in thousands)

	Three Months Ended July 31,
	2021	2020
Net loss	$(1,307)	$(608)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(76)	(13)
Other comprehensive loss	(76)	(13)
Comprehensive loss, net of tax	(1,383)	(621)
Less: Comprehensive income (loss) attributable to the non-controlling interest	38	(10)
Comprehensive loss attributable to Kewaunee Scientific Corporation	$(1,421)	$(611)

See accompanying notes to Condensed Consolidated Financial Statements.

Kewaunee Scientific Corporation
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
($ in thousands, except per share amounts)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Kewaunee Scientific Corporation Stockholders' Equity
Balance at April 30, 2021	$6,915	$3,807	$(53)	$34,149	$(3,577)	$41,241
Net loss attributable to Kewaunee Scientific Corporation	—	—	—	(1,345)	—	(1,345)
Other comprehensive loss	—	—	—	—	(76)	(76)
Stock-based compensation	67	171	—	—	—	238
Balance at July 31, 2021	$6,982	$3,978	$(53)	$32,804	$(3,653)	$40,058

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Kewaunee Scientific Corporation Stockholders' Equity
Balance at April 30, 2020	$6,885	$3,360	$(53)	$37,821	$(9,598)	$38,415
Net loss attributable to Kewaunee Scientific Corporation	—	—	—	(598)	—	(598)
Other comprehensive loss	—	—	—	—	(13)	(13)
Stock-based compensation	20	78	—	—	—	98
Balance at July 31, 2020	$6,905	$3,438	$(53)	$37,223	$(9,611)	$37,902

See accompanying notes to Condensed Consolidated Financial Statements.

Kewaunee Scientific Corporation
Condensed Consolidated Balance Sheets
($ and shares in thousands, except per share amounts)

	July 31, 2021	April 30, 2021
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$4,985	$5,206
Restricted cash	482	525
Receivables, less allowance; $618; $636, on each respective date	34,932	34,095
Inventories	17,852	16,517
Income tax receivable	955	955
Prepaid expenses and other current assets	2,763	3,159
Total Current Assets	61,969	60,457
Property, plant and equipment, at cost	59,295	58,804
Accumulated depreciation	(43,523)	(42,822)
Net Property, Plant and Equipment	15,772	15,982
Right of use assets	8,838	9,279
Other assets	3,720	3,666
Total Assets	$90,299	$89,384

Liabilities and Stockholders' Equity
Current Liabilities:
Short-term borrowings	$8,854	$6,828
Current portion of financing lease liability	22	21
Current portion of operating lease liabilities	1,349	1,348
Accounts payable	17,487	16,780
Employee compensation and amounts withheld	4,593	4,726
Deferred revenue	2,555	3,123
Other accrued expenses	1,400	1,355
Total Current Liabilities	36,260	34,181
Long-term portion of financing lease liability	86	91
Long-term portion of operating lease liabilities	7,423	7,860
Accrued pension and deferred compensation costs	4,611	4,652
Deferred income taxes	344	307
Other non-current liabilities	1,235	806
Total Liabilities	49,959	47,897
Commitments and Contingencies
Stockholders' Equity:
Common stock, $2.50 par value, Authorized – 5,000 shares; Issued – 2,793 shares; 2,766 shares; – Outstanding – 2,790 shares; 2,763 shares, on each respective date	6,982	6,915
Additional paid-in-capital	3,978	3,807
Retained earnings	32,804	34,149
Accumulated other comprehensive loss	(3,653)	(3,577)
Common stock in treasury, at cost, 3 shares, on each date	(53)	(53)
Total Kewaunee Scientific Corporation Stockholders' Equity	40,058	41,241
Non-controlling interest	282	246
Total Stockholders' Equity	40,340	41,487
Total Liabilities and Stockholders' Equity	$90,299	$89,384

See accompanying notes to Condensed Consolidated Financial Statements.

Kewaunee Scientific Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)
($ in thousands)

	Three Months Ended July 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(1,307)	$(608)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	693	687
Bad debt provision	3	8
Stock-based compensation expense	216	112
Deferred income taxes	37	(27)
Change in assets and liabilities:
Receivables	(839)	(2,843)
Inventories	(1,335)	(1,128)
Accounts payable and other accrued expenses	1,048	1,065
Deferred revenue	(568)	(1,076)
Other, net	276	542
Net cash used by operating activities	(1,776)	(3,268)
Cash flows from investing activities:
Capital expenditures	(484)	(922)
Net cash used in investing activities	(484)	(922)
Cash flows from financing activities:
Proceeds from short-term borrowings	12,303	23,885
Repayments on short-term borrowings	(10,277)	(20,080)
Payments on long-term debt and lease obligations	(5)	(5)
Net proceeds from exercise of stock options	—	(15)
Net cash provided by financing activities	2,021	3,785
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(25)	15
Decrease in cash, cash equivalents and restricted cash	(264)	(390)
Cash, cash equivalents and restricted cash, beginning of period	5,731	5,215
Cash, cash equivalents and restricted cash, end of period	$5,467	$4,825

See accompanying notes to Condensed Consolidated Financial Statements.

Kewaunee Scientific Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)
A. Financial Information
The unaudited interim Condensed Consolidated Financial Statements of Kewaunee Scientific Corporation (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading.
These interim Condensed Consolidated Financial Statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of these financial statements and should be read in conjunction with the Consolidated Financial Statements and Notes included in the Company's 2021 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. The Condensed Consolidated Balance Sheet as of April 30, 2021 included in this interim period filing has been derived from the audited financial statements at that date, but does not include all of the information and related notes required by GAAP for complete financial statements.
The preparation of the interim Condensed Consolidated Financial Statements requires management to make certain estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

B. Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less. During the periods ended July 31, 2021 and April 30, 2021, the Company had cash deposits in excess of FDIC insured limits. The Company has not experienced any losses from such deposits. Restricted cash includes bank deposits of subsidiaries used for performance guarantees against customer orders.
The Company includes restricted cash along with the cash balance for presentation in the Condensed Consolidated Statements of Cash Flows. The reconciliation between the Condensed Consolidated Balance Sheet and the Condensed Consolidated Statement of Cash Flows is as follows:

	July 31, 2021	April 30, 2021
Cash and cash equivalents	$4,985	$5,206
Restricted cash	482	525
Total cash, cash equivalents and restricted cash	$5,467	$5,731

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

Disaggregated Revenue
A summary of net sales transferred to customers over time and at a point in time for the periods ended July 31, 2021 and July 31, 2020 is as follows (in thousands):

	Three Months Ended
	July 31, 2021			July 31, 2020
	Domestic	International	Total	Domestic	International	Total
Over Time	$28,652	$9,830	$38,482	$29,080	$6,365	$35,445
Point in Time	1,011	—	1,011	978	—	978
Total	$29,663	$9,830	$39,493	$30,058	$6,365	$36,423

Contract Balances
The closing and opening balances of contract assets included in accounts receivable arising from contracts with customers were $8,677,000 at July 31, 2021 and $6,929,000 at April 30, 2021. The closing and opening balances of contract liabilities included in deferred revenue arising from contracts with customers were $2,555,000 at July 31, 2021 and $3,123,000 at April 30, 2021. The timing of revenue recognition, billings and cash collections results in accounts receivable, unbilled receivables, and deferred revenue which are disclosed in the Condensed Consolidated Balance Sheets and in the Notes to the Condensed Consolidated Financial Statements. In general, the Company receives payments from customers based on a billing schedule established in its contracts. Unbilled receivables represent amounts earned which have not yet been billed in accordance with contractually stated billing terms and are included in receivables on the Condensed Consolidated Balance Sheets. Receivables are recorded when the right to consideration becomes unconditional and the Company has a right to invoice the customer. Deferred revenue relates to payments received in advance of performance under the contract. Deferred revenue is recognized as revenue as (or when) the Company performs under the contract. Approximately 100% of the contract liability balances at April 30, 2021 and July 31, 2021 are expected to be recognized as revenue during the respective succeeding 12 months.
D. Inventories
The Company measures inventory using the first-in, first-out ("FIFO") method at the lower of cost or net realizable value. Inventories consisted of the following (in thousands):

	July 31, 2021	April 30, 2021
Finished products	$4,070	$2,988
Work in process	2,170	1,832
Raw materials	11,612	11,697
Total	$17,852	$16,517
The Company's International subsidiaries' inventories were $2,395,000 at July 31, 2021 and $2,560,000 at April 30, 2021 and are included in the above tables.

E. Fair Value of Financial Instruments
The Company's financial instruments consist primarily of cash and equivalents, mutual funds, cash surrender value of life insurance policies, and short-term borrowings. The carrying value of these assets and liabilities approximates their fair value. The following tables summarize the Company's fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of July 31, 2021 and April 30, 2021 (in thousands):

	July 31, 2021
Financial Assets	Level 1	Level 2	Total
Trading securities held in non-qualified compensation plans (1)	$1,319	$—	$1,319
Cash surrender value of life insurance policies (1)	—	1,474	1,474
Total	$1,319	$1,474	$2,793
Financial Liabilities
Non-qualified compensation plans (2)	$—	$3,216	$3,216
Total	$—	$3,216	$3,216

	April 30, 2021
Financial Assets	Level 1	Level 2	Total
Trading securities held in non-qualified compensation plans (1)	$1,299	$—	$1,299
Cash surrender value of life insurance policies (1)	—	1,458	1,458
Total	$1,299	$1,458	$2,757
Financial Liabilities
Non-qualified compensation plans (2)	$—	$3,169	$3,169
Total	$—	$3,169	$3,169
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

F. Long-term Debt and Other Credit Arrangements
At July 31, 2021, advances of $8.9 million were outstanding under the Company's revolving credit facility, compared to advances of $6.8 million outstanding as of April 30, 2021. The Company had standby letters of credit outstanding of $704,000 at July 31, 2021, unchanged from April 30, 2021. Amounts available under the revolving credit facility were $5.6 million and $7.5 million at July 31, 2021 and April 30, 2021, respectively.
On July 30, 2021, the Company entered into a Twelfth Amendment to Credit and Security Agreement (the “Amendment”) with Wells Fargo Bank, National Association (the “Bank”). The Amendment made certain changes to the Credit and Security Agreement, dated as of May 6, 2013, as amended (the “Credit Agreement”), between the Company and the Bank, and to the Revolving Line of Credit Note, dated May 6, 2013, made by the Company and payable to the order of the Bank, as amended (the “Revolving Note”). The changes included (i) extending the maturity date under the Credit Agreement and Revolving Note from July 30, 2021 to April 30, 2022; (ii) removing the minimum EBITDA covenant; (iii) in addition to the existing Minimum Monthly Liquidity requirement as of the end of each calendar month of not less than $2,000,000, adding an additional covenant that the Company will maintain Supplemental Liquidity (as defined in the amended Credit Agreement) as of the first day of each calendar month not less than (a) during the period from August 1, 2021 through December 31, 2021, $1,000,000 and (b) thereafter $1,500,000; and (iv) restating the amended Credit Agreement to reflect all amendments to date.
At July 31, 2021 and April 30, 2021, the Company was in compliance with all the financial covenants under its revolving credit facility.

G. Leases
In accordance with ASC 842, "Leases," the Company recognizes lease assets and lease liabilities reflecting the rights and obligations created by operating type leases for real estate and equipment in both the U.S. and internationally and a financing lease for a truck in the U.S. At July 31, 2021 and April 30, 2021, right-of-use assets totaled $8,838,000 and $9,279,000, respectively. Operating cash paid to settle lease liabilities was $500,000 and $410,000 for the three months ended July 31, 2021 and July 31, 2020, respectively. The Company's leases have remaining lease terms of up to 9 years. In addition, some of the leases may include options to extend the leases for up to 5 years or options to terminate the leases within 1 year. Operating lease expenses were $847,000 and $632,000 for the three months ended July 31, 2021 and 2020, respectively, inclusive of period cost for short-term leases, not included in lease liabilities, of $347,000 and $222,000, respectively.
At July 31, 2021, the weighted average remaining lease term for the capitalized operating leases was 5.8 years and the weighted average discount rate was 4.1%. For the financing lease, the remaining lease term was 4.1 years and the discount rate was 10.0%. As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of those lease payments. The Company uses the implicit rate when readily determinable.
Future minimum lease payments under non-cancelable leases as of July 31, 2021 were as follows:

	Operating	Financing

Remainder of fiscal 2022	$1,831	$24
2023	1,473	32
2024	1,429	32
2025	1,218	32
2026	1,003	12
Thereafter	3,362	—
Total Minimum Lease Payments	10,316	132
Imputed Interest	(1,543)	(24)
Total	$8,773	$108
H. Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the assumed exercise of outstanding options and the conversion of restricted stock units ("RSUs") under the Company's various stock compensation plans, except when RSUs and options have an antidilutive effect. There were 128,701 and 118,696 antidilutive RSUs and options outstanding at July 31, 2021 and July 31, 2020, respectively. The following is a reconciliation of basic to diluted weighted average common shares outstanding (in thousands):

	Three Months Ended
	July 31, 2021	July 31, 2020
Basic	2,777	2,756
Dilutive effect of stock options and RSUs	—	—
Weighted average common shares outstanding - diluted	2,777	2,756
I. Stock Options and Stock-based Compensation
Under ASC 718, "Compensation-Stock Compensation," compensation costs related to stock options and other stock awards granted by the Company are charged against operating expenses during their vesting period.
In June 2021, the Company granted 5,500 RSUs under the 2017 Omnibus Incentive Plan ("2017 Plan"). These RSUs include a service component that vests over a two-year period. The Company also granted 51,471 RSUs under the 2017 Omnibus Incentive Plan in June 2021 that include a service component that vests over a three-year period. The recognized expense is based upon the vesting period for service criteria. The Company recorded stock-based compensation expense during the three months ended July 31, 2021 of $194,000, with the remaining estimated stock-based compensation expense of $1,325,000 to be recorded over the remaining vesting periods. The Company recorded stock-based compensation expense during the three months ended July 31, 2020 of $59,000. Directors' fees paid with shares of common stock in lieu of cash in accordance with

Director compensation guidelines were $41,000 for each of the three month periods ended July 31, 2021 and July 31, 2020 and were also included in the stock-based compensation on the Condensed Consolidated Statements of Cash Flows.
J. Income Taxes
Income tax expense of $251,000 and $21,000 was recorded for the three months ended July 31, 2021 and 2020, respectively. The effective tax rates were (23.8)% and (3.6)% for the three months ended July 31, 2021 and 2020, respectively. The change in the effective tax rate for the three-month periods is primarily due to the impact of foreign operations which are taxed at different rates than the U.S. tax rate of 21% and the recording of a valuation allowance against the deferred tax asset which resulted in the elimination of any U.S. income tax benefit.
In August 2019, the Company revoked its indefinite reinvestment of foreign unremitted earnings position in compliance with ASC 740 "Income Taxes" and terminated its indefinite reinvestment of unremitted earnings assertion for the Singapore, China, and Kewaunee Labway India Pvt. Ltd. international subsidiaries. The Company has a deferred tax liability of $826,000 and $776,000 for the withholding tax related to Kewaunee Labway India Pvt. Ltd. as of July 31, 2021 and April 30, 2021, respectively. The Company recorded all deferred tax assets and liabilities related to its outside basis differences in its foreign subsidiaries consistent with ASC 740.
K. Defined Benefit Pension Plans
The Company has non-contributory defined benefit pension plans covering substantially all domestic salaried and hourly employees. These plans were amended as of April 30, 2005; no further benefits have been, or will be, earned under the plans, subsequent to the amendment date, and no additional participants will be added to the plans. There were no Company contributions paid to the plans for the three months ended July 31, 2021 and July 31, 2020. The Company assumed an expected long-term rate of return of 7.75% for the periods ended July 31, 2021 and July 31, 2020.
Pension (income) / expense consisted of the following (in thousands):

	Three Months Ended
	July 31, 2021	July 31, 2020
Service cost	$0	$0
Interest cost	177	181
Expected return on plan assets	(401)	(321)
Recognition of net loss	135	428
Net periodic pension (income) expense	$(89)	$288

L. Segment Information
The Company's operations are classified into two business segments: Domestic and International. The Domestic business segment principally designs, manufactures, and installs scientific and technical furniture, including steel and wood laboratory cabinetry, fume hoods, laminate casework, flexible systems, worksurfaces, workstations, workbenches, and computer enclosures. The International business segment, which consists of the Company's foreign subsidiaries, provides products and services, including facility design, detailed engineering, construction, and project management from the planning stage through testing and commissioning of laboratories. Intersegment transactions are recorded at normal profit margins. All intercompany balances and transactions have been eliminated. Certain corporate expenses shown below have not been allocated to the business segments.

The following tables provide financial information by business segments for the periods ended July 31, 2021 and 2020 (in thousands):

	Domestic Operations	International Operations	Corporate / Eliminations	Total
Three months ended July 31, 2021
Revenues from external customers	$29,663	$9,830	$—	$39,493
Intersegment revenues	175	565	(740)	—
Earnings (loss) before income taxes	(209)	664	(1,511)	(1,056)

Three months ended July 31, 2020
Revenues from external customers	$30,058	$6,365	$—	$36,423
Intersegment revenues	651	811	(1,462)	—
Earnings (loss) before income taxes	993	135	(1,715)	(587)
M. New Accounting Standards
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
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The Company's 2021 Annual Report to Stockholders on Form 10-K contains management's discussion and analysis of the Company's financial condition and results of operations as of and for the year ended April 30, 2021. The following discussion and analysis describes material changes in the Company's financial condition since April 30, 2021. The analysis of results of operations compares the three months ended July 31, 2021 with the comparable period of the prior year.
Results of Operations
Sales for the quarter were $39,493,000, an 8.4% increase from sales of $36,423,000 in the comparable period of the prior year. Domestic sales for the quarter were $29,663,000, down 1.3% from sales of $30,058,000 in the comparable period of the prior year. International sales for the quarter were $9,830,000, up 54.4% from sales of $6,365,000 in the comparable period of the prior year. Domestic sales were relatively flat while International sales increased when compared to the prior year period due to strong demand in the current period, coupled with reduced COVID-19 related restrictions on construction site access and government mandated shut-downs in India that significantly impacted the prior year period.
The Company's order backlog was $120.6 million at July 31, 2021, as compared to $101.2 million at July 31, 2020, and $114.5 million at April 30, 2021.
The gross profit margin for the three months ended July 31, 2021 was 14.4% of sales, as compared to 16.1% of sales in the comparable quarter of the prior year. The decrease in gross profit margin percentage for the three months ended July 31, 2021 is a result of supplier constraints resulting from COVID-19, as well as other supply disruptions, that led to an increase in steel and epoxy resin raw material costs when compared to the prior period of approximately $1.7 million, net of materials surcharges implemented during the quarter for shipments for certain orders.
Operating expenses for the three months ended July 31, 2021 were $6,765,000, or 17.1% of sales, as compared to $6,157,000, or 16.9% of sales, in the comparable period of the prior year. The increase in operating expenses for the three months ended July 31, 2021 was primarily related to increases of $396,000 for international expenses related to wages, travel, and professional fees that were significantly less during the prior year comparable period due to COVID-19 related restrictions on construction site access and government mandated shut-downs in India. Additional operating expense increases of $182,000 were related to administrative wages, benefits, incentive compensation and stock-based compensation.
Interest expense, net was $106,000 for the three months ended July 31, 2021, as compared to $77,000 for the comparable period of the prior year. The changes in interest expense were primarily attributable to changes in borrowing levels.
The effective income tax rate for the three months ended July 31, 2021 was (23.8)% as compared to (3.6)% for the three months ended July 31, 2020. Income tax expense of $251,000 and $21,000 was recorded for the three months ended July 31, 2021 and 2020, respectively. The change in the effective tax rate for the three months ended July 31, 2021 as compared to the three months ended July 31, 2020 reflects the impact of increased international operations which are taxed at different rates, combined with no U.S. tax benefit being recorded for the most recent quarter due to the Company's full valuation allowance position. See Note J, Income Taxes, of the Notes to Condensed Consolidated Financial Statements for additional information.
Non-controlling interests related to the Company's subsidiaries not 100% owned by the Company increased net loss by $38,000 for the three months ended July 31, 2021 as compared to a reduction of net loss of $10,000 for the comparable period of the prior year. The change in the net earnings attributable to the non-controlling interest in the current period was due to changes in earnings of the subsidiaries in the related period.
Net loss was $1,345,000, or $(0.48) per diluted share, for the three months ended July 31, 2021, compared to $598,000, or $(0.22) per diluted share, in the prior year period.
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
The Company had working capital of $25,709,000 at July 31, 2021, compared to $26,276,000 at April 30, 2021. The ratio of current assets to current liabilities was 1.7-to-1.0 at July 31, 2021, compared to 1.8-to-1.0 at April 30, 2021. At July 31, 2021, advances of $8.9 million were outstanding under the Company's credit facilities, compared to advances of $6.8 million outstanding as of April 30, 2021. The Company had standby letters of credit outstanding of $704,000 at July 31, 2021, unchanged from April 30, 2021. Amounts available under the $15.0 million revolving credit facility were $5.6 million and $7.5 million at July 31, 2021 and April 30, 2021, respectively. For additional information concerning our credit facility, see Note F, Long-Term Debt and Other Credit Arrangements.
As previously reported in the Company's 2021 Annual Report on Form 10-K, the Company was compliant at April 30, 2021 with all of the financial covenants under the revolving credit facility. At July 31, 2021, the Company was in compliance with all the financial covenants under its revolving credit facility.
The Company's operations used cash of $1,776,000 during the three months ended July 31, 2021. Cash was used primarily by increases in receivables of $839,000, inventory of $1,335,000, and deferred revenue of $568,000, partially offset by an increase in accounts payable and other accrued expenses of $1,048,000. During the three months ended July 31, 2021, the Company used net cash of $484,000 in investing activities, all of which was used for capital expenditures. The Company's financing activities provided cash of $2,021,000 during the three months ended July 31, 2021, primarily from net increases in short-term borrowings of $2,026,000.
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
Looking forward, the Company is optimistic about opportunities for growth within existing end-markets. As the economy continues to re-open, the Company anticipates that project awards will accelerate and the pace of construction will increase. In the near-term, escalating raw material pricing will continue to unfavorably impact net earnings due to the fixed price nature of our contracts. The Company has, however, taken steps to implement surcharges on new orders with the goal of offsetting broad based price increases for materials including steel, aluminum, hard woods, and resin products. The impact of these surcharges, to the extent we are able to implement them successfully, will lag what has been an immediate impact of rising commodity prices. Over the long term, the Company expects its financial performance to continue to improve based upon its investments in modernizing its operations and reduced operating cost structure.
Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
Certain statements included and referenced in this report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that could significantly impact results or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, economic, competitive, governmental and technological factors affecting our operations, markets, products, services and prices, as well as prices for certain raw materials and energy. The cautionary statements made by us pursuant to the Reform Act herein and elsewhere should not be construed as exhaustive. We cannot always predict what factors would cause actual results to differ materially from those indicated by the forward-looking statements. Many important factors that could cause such differences are described under the caption "Risk Factors" in Item 1A in the Company's 2021 Annual Report on Form 10-K. In addition, readers are urged to consider statements that include the terms "believes," "belief," "expects," "plans," "objectives," "anticipates," "intends" or the like to be uncertain and forward-looking. These forward-looking statements speak only as of the date of this document. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There are no material changes to the disclosures made on this matter in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2021.
Item 4.    Controls and Procedures
(a) Evaluation of disclosure controls and procedures
An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of July 31, 2021. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that, as of July 31, 2021, the Company's disclosure controls and procedures were adequate and effective and designed to ensure that all material information required to be filed in this quarterly report is made known to them by others within the Company and its subsidiaries.
(b) Changes in internal controls
There was no significant change in the Company's internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A.    Risk Factors
The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A of the Company's 2021 Annual Report on Form 10-K under the heading "Risk Factors," any one or more of which could, directly or indirectly, cause the Company's actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company's business, financial condition, operating results and stock price. There have been no material changes to the Company's risk factors from those set forth in the Company's Annual Report on Form 10-K for the year ended April 30, 2021 as filed with the SEC on July 15, 2021.
Item 6.    Exhibits

10.1	Twelfth Amendment to Credit and Security Agreement dated as of July 30, 2021.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEWAUNEE SCIENTIFIC CORPORATION (Registrant)

Date: September 10, 2021	By	/s/ Donald T. Gardner III
Donald T. Gardner III
(As duly authorized officer and Vice President, Finance and Chief Financial Officer)