Form 10-Q
period 2021-10-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2021-12-17
CIK 55529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of December 13, 2021, the registrant had outstanding 2,789,873 shares of Common Stock.

KEWAUNEE SCIENTIFIC CORPORATION
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2021

i

Part 1. Financial Information
Item 1.    Condensed Consolidated Financial Statements

-Kewaunee Scientific Corporation
Condensed Consolidated Statements of Operations
(Unaudited)
($ and shares in thousands, except per share amounts)

	Three Months Ended October 31,		Six Months Ended October 31,
	2021	2020	2021	2020
Net sales	$39,031	$39,000	$78,524	$75,423
Cost of products sold	35,434	32,605	69,253	63,147
Gross profit	3,597	6,395	9,271	12,276
Operating expenses	6,487	6,406	13,252	12,563
Operating loss	(2,890)	(11)	(3,981)	(287)
Pension income (expense)	89	(289)	178	(577)
Other income, net	46	66	98	120
Interest expense	(132)	(128)	(238)	(205)
Loss before income taxes	(2,887)	(362)	(3,943)	(949)
Income tax expense (benefit)	195	(197)	446	(176)
Net loss	(3,082)	(165)	(4,389)	(773)
Less: Net earnings attributable to the non-controlling interest	18	15	56	5
Net loss attributable to Kewaunee Scientific Corporation	$(3,100)	$(180)	$(4,445)	$(778)

Net loss per share attributable to Kewaunee Scientific Corporation stockholders
Basic	$(1.11)	$(0.07)	$(1.60)	$(0.28)
Diluted	$(1.11)	$(0.07)	$(1.60)	$(0.28)
Weighted average number of common shares outstanding
Basic	2,789	2,759	2,783	2,757
Diluted	2,789	2,759	2,783	2,757

See accompanying notes to Condensed Consolidated Financial Statements.

Kewaunee Scientific Corporation
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
($ in thousands)

	Three Months Ended October 31,		Six Months Ended October 31,
	2021	2020	2021	2020
Net loss	$(3,082)	$(165)	$(4,389)	$(773)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(83)	(35)	(159)	(48)
Other comprehensive loss	(83)	(35)	(159)	(48)
Comprehensive loss, net of tax	(3,165)	(200)	(4,548)	(821)
Less: Comprehensive income attributable to the non-controlling interest	18	15	56	5
Comprehensive loss attributable to Kewaunee Scientific Corporation	$(3,183)	$(215)	$(4,604)	$(826)

See accompanying notes to Condensed Consolidated Financial Statements.

Kewaunee Scientific Corporation
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
($ in thousands, except per share amounts)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Kewaunee Scientific Corporation Stockholders' Equity
Balance at April 30, 2021	$6,915	$3,807	$(53)	$34,149	$(3,577)	$41,241
Net loss attributable to Kewaunee Scientific Corporation	—	—	—	(1,345)	—	(1,345)
Other comprehensive loss	—	—	—	—	(76)	(76)
Stock-based compensation	67	171	—	—	—	238
Balance at July 31, 2021	$6,982	$3,978	$(53)	$32,804	$(3,653)	$40,058
Net loss attributable to Kewaunee Scientific Corporation	—	—	—	(3,100)	—	(3,100)
Other comprehensive loss	—	—	—	—	(83)	(83)
Stock-based compensation	1	129	—	—	—	130
Balance at October 31, 2021	$6,983	$4,107	$(53)	$29,704	$(3,736)	$37,005

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Kewaunee Scientific Corporation Stockholders' Equity
Balance at April 30, 2020	$6,885	$3,360	$(53)	$37,821	$(9,598)	$38,415
Net loss attributable to Kewaunee Scientific Corporation	—	—	—	(598)	—	(598)
Other comprehensive loss	—	—	—	—	(13)	(13)
Stock-based compensation	20	78	—	—	—	98
Balance at July 31, 2020	$6,905	$3,438	$(53)	$37,223	$(9,611)	$37,902
Net loss attributable to Kewaunee Scientific Corporation	—	—	—	(180)	—	(180)
Other comprehensive loss	—	—	—	—	(35)	(35)
Stock-based compensation	—	143	—	—	—	143
Balance at October 31, 2020	$6,905	$3,581	$(53)	$37,043	$(9,646)	$37,830

See accompanying notes to Condensed Consolidated Financial Statements.

Kewaunee Scientific Corporation
Condensed Consolidated Balance Sheets
($ and shares in thousands, except per share amounts)

	October 31, 2021	April 30, 2021
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$4,715	$5,206
Restricted cash	817	525
Receivables, less allowance; $404; $636, on each respective date	37,069	32,882
Inventories	18,120	16,517
Income tax receivable	774	955
Prepaid expenses and other current assets	5,325	4,372
Total Current Assets	66,820	60,457
Property, plant and equipment, at cost	59,744	58,804
Accumulated depreciation	(44,229)	(42,822)
Net Property, Plant and Equipment	15,515	15,982
Right of use assets	8,454	9,279
Other assets	3,504	3,666
Total Assets	$94,293	$89,384

Liabilities and Stockholders' Equity
Current Liabilities:
Short-term borrowings	$13,695	$6,828
Current portion of financing lease liability	22	21
Current portion of operating lease liabilities	1,356	1,348
Accounts payable	20,228	16,780
Employee compensation and amounts withheld	4,084	4,726
Deferred revenue	3,052	3,123
Other accrued expenses	1,334	1,355
Total Current Liabilities	43,771	34,181
Long-term portion of financing lease liability	80	91
Long-term portion of operating lease liabilities	7,031	7,860
Accrued pension and deferred compensation costs	4,563	4,652
Deferred income taxes	380	307
Other non-current liabilities	1,165	806
Total Liabilities	56,990	47,897
Commitments and Contingencies
Stockholders' Equity:
Common stock, $2.50 par value, Authorized – 5,000 shares; Issued – 2,793 shares; 2,766 shares; – Outstanding – 2,790 shares; 2,763 shares, on each respective date	6,983	6,915
Additional paid-in-capital	4,107	3,807
Retained earnings	29,704	34,149
Accumulated other comprehensive loss	(3,736)	(3,577)
Common stock in treasury, at cost, 3 shares, on each respective date	(53)	(53)
Total Kewaunee Scientific Corporation Stockholders' Equity	37,005	41,241
Non-controlling interest	298	246
Total Stockholders' Equity	37,303	41,487
Total Liabilities and Stockholders' Equity	$94,293	$89,384

See accompanying notes to Condensed Consolidated Financial Statements.

Kewaunee Scientific Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)
($ in thousands)

	Six Months Ended October 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(4,389)	$(773)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,396	1,346
Bad debt provision	(2)	93
Stock-based compensation expense	366	256
Deferred income taxes	72	257
Change in assets and liabilities:
Receivables	(2,971)	(4,243)
Inventories	(1,603)	(794)
Income tax receivable	180	(503)
Accounts payable and other accrued expenses	3,145	4,379
Deferred revenue	(72)	260
Other, net	(2,193)	(794)
Net cash used in operating activities	(6,071)	(516)
Cash flows from investing activities:
Capital expenditures	(930)	(1,292)
Net cash used in investing activities	(930)	(1,292)
Cash flows from financing activities:
Dividends paid to non-controlling interest in subsidiaries	—	(57)
Proceeds from short-term borrowings	28,641	37,599
Repayments on short-term borrowings	(21,774)	(34,726)
Payments on long-term lease obligations	(10)	(9)
Net proceeds from exercise of stock options	—	(15)
Net cash provided by financing activities	6,857	2,792
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(55)	41
(Decrease) increase in cash, cash equivalents and restricted cash	(199)	1,025
Cash, cash equivalents and restricted cash, beginning of period	5,731	5,215
Cash, cash equivalents and restricted cash, end of period	$5,532	$6,240

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

B. Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less. During the periods ended October 31, 2021 and April 30, 2021, the Company had cash deposits in excess of FDIC insured limits. The Company has not experienced any losses from such deposits. Restricted cash includes bank deposits of subsidiaries used for performance guarantees against customer orders.
The Company includes restricted cash along with the cash balance for presentation in the Condensed Consolidated Statements of Cash Flows. The reconciliation between the Condensed Consolidated Balance Sheet and the Condensed Consolidated Statement of Cash Flows is as follows:

	October 31, 2021	April 30, 2021
Cash and cash equivalents	$4,715	$5,206
Restricted cash	817	525
Total cash, cash equivalents and restricted cash	$5,532	$5,731

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

Disaggregated Revenue
A summary of net sales transferred to customers over time and at a point in time for the periods ended October 31, 2021 and October 31, 2020 is as follows (in thousands):

	Three Months Ended
	October 31, 2021			October 31, 2020
	Domestic	International	Total	Domestic	International	Total
Over Time	$28,450	$9,097	$37,547	$26,950	$10,228	$37,178
Point in Time	1,484	—	1,484	1,822	—	1,822
Total	$29,934	$9,097	$39,031	$28,772	$10,228	$39,000

	Six Months Ended
	October 31, 2021			October 31, 2020
	Domestic	International	Total	Domestic	International	Total
Over Time	$57,102	$18,927	$76,029	$56,030	$16,593	$72,623
Point in Time	2,495	—	2,495	2,800	—	2,800
Total	$59,597	$18,927	$78,524	$58,830	$16,593	$75,423

Contract Balances
The closing and opening balances of contract assets included $8,102,000 in accounts receivable and $1,568,000 in other assets at October 31, 2021. The opening balance of contract assets arising from contracts with customers included $5,716,000 in accounts receivable and $1,213,000 in other assets at April 30, 2021. The closing and opening balances of contract liabilities included in deferred revenue arising from contracts with customers were $3,052,000 at October 31, 2021 and $3,123,000 at April 30, 2021. The timing of revenue recognition, billings and cash collections results in accounts receivable, unbilled receivables, and deferred revenue which are disclosed in the Condensed Consolidated Balance Sheets and in the Notes to the Condensed Consolidated Financial Statements. In general, the Company receives payments from customers based on a billing schedule established in its contracts. Unbilled receivables represent amounts earned which have not yet been billed in accordance with contractually stated billing terms and are included in receivables on the Condensed Consolidated Balance Sheets. Receivables are recorded when the right to consideration becomes unconditional and the Company has a right to invoice the customer. Deferred revenue relates to payments received in advance of performance under the contract. Deferred revenue is recognized as revenue as (or when) the Company performs under the contract. Approximately 100% of the contract liability balances at April 30, 2021 and October 31, 2021 are expected to be recognized as revenue during the respective succeeding 12 months.
D. Inventories
The Company measures inventory using the first-in, first-out ("FIFO") method at the lower of cost or net realizable value. Inventories consisted of the following (in thousands):

	October 31, 2021	April 30, 2021
Finished products	$4,541	$2,988
Work in process	2,322	1,832
Raw materials	11,257	11,697
Total	$18,120	$16,517
The Company's International subsidiaries' inventories were $2,214,000 at October 31, 2021 and $2,560,000 at April 30, 2021 and are included in the above tables.

E. Fair Value of Financial Instruments
The Company's financial instruments consist primarily of cash and equivalents, mutual funds, cash surrender value of life insurance policies, and short-term borrowings. The carrying value of these assets and liabilities approximates their fair value. The following tables summarize the Company's fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2021 and April 30, 2021 (in thousands):

	October 31, 2021
Financial Assets	Level 1	Level 2	Total
Trading securities held in non-qualified compensation plans (1)	$1,323	$—	$1,323
Cash surrender value of life insurance policies (1)	—	1,487	1,487
Total	$1,323	$1,487	$2,810
Financial Liabilities
Non-qualified compensation plans (2)	$—	$3,258	$3,258
Total	$—	$3,258	$3,258

	April 30, 2021
Financial Assets	Level 1	Level 2	Total
Trading securities held in non-qualified compensation plans (1)	$1,299	$—	$1,299
Cash surrender value of life insurance policies (1)	—	1,458	1,458
Total	$1,299	$1,458	$2,757
Financial Liabilities
Non-qualified compensation plans (2)	$—	$3,169	$3,169
Total	$—	$3,169	$3,169
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

F. Long-term Debt and Other Credit Arrangements
At October 31, 2021, advances of $12.5 million were outstanding under the Company's revolving credit facility, compared to advances of $6.8 million outstanding as of April 30, 2021. The Company had standby letters of credit outstanding of $704,000 at October 31, 2021, unchanged from April 30, 2021. Amounts available under the revolving credit facility were $2.5 million and $7.5 million at October 31, 2021 and April 30, 2021, respectively.
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
At October 31, 2021 and April 30, 2021, the Company was in compliance with all the financial covenants under its revolving credit facility.

G. Leases
In accordance with ASC 842, "Leases," the Company recognizes lease assets and lease liabilities reflecting the rights and obligations created by operating type leases for real estate and equipment in both the U.S. and internationally and a financing lease for a truck in the U.S. At October 31, 2021 and April 30, 2021, right-of-use assets totaled $8,454,000 and $9,279,000, respectively. Operating cash paid to settle lease liabilities was $1,006,000 and $848,000 for the six months ended October 31, 2021 and October 31, 2020, respectively. The Company's leases have remaining lease terms of up to 8 years. In addition, some of the leases may include options to extend the leases for up to 5 years or options to terminate the leases within 1 year. Operating lease expenses were $707,000 and $1,555,000 for the three and six months ended October 31, 2021, respectively, inclusive of period cost for short-term leases, not included in lease liabilities, of $201,000 and $549,000, respectively. Operating lease expenses were $683,000 and $1,315,000 for the three and six months ended October 31, 2020, respectively, inclusive of period cost for short-term leases, not included in lease liabilities, of $245,000 and $467,000, respectively.
At October 31, 2021, the weighted average remaining lease term for the capitalized operating leases was 5.7 years and the weighted average discount rate was 4.1%. For the financing lease, the remaining lease term was 3.8 years and the discount rate was 10.0%. As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of those lease payments. The Company uses the implicit rate when readily determinable.
Future minimum lease payments under non-cancelable leases as of October 31, 2021, excluding the future minimum lease payments for those leases that have not yet commenced as of October 31, 2021, were as follows:

	Operating	Financing

Remainder of fiscal 2022	$1,005	$16
2023	1,840	32
2024	1,484	32
2025	1,440	32
2026	1,230	12
Thereafter	2,858	—
Total Minimum Lease Payments	9,857	124
Imputed Interest	(1,470)	(22)
Total	$8,387	$102
As of October 31, 2021, the Company has entered into a new lease that has not yet commenced with future minimum lease payments of $219,000 that are not yet reflected on the Condensed Consolidated Balance Sheets. This lease is expected to commence in the second half of fiscal year 2022 with a lease term of 5 years.
H. Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the assumed exercise of outstanding options and the conversion of restricted stock units ("RSUs") under the Company's various stock compensation plans, except when RSUs and options have an antidilutive effect. There were 128,704 and 116,575 antidilutive RSUs and options outstanding at October 31, 2021 and October 31, 2020, respectively. The following is a reconciliation of basic to diluted weighted average common shares outstanding (in thousands):

	Three Months Ended		Six Months Ended
	October 31, 2021	October 31, 2020	October 31, 2021	October 31, 2020
Basic	2,789	2,759	2,783	2,757
Dilutive effect of stock options and RSUs	—	—	—	—
Weighted average common shares outstanding - diluted	2,789	2,759	2,783	2,757
I. Stock Options and Stock-based Compensation
Under ASC 718, "Compensation-Stock Compensation," compensation costs related to stock options and other stock awards granted by the Company are charged against operating expenses during their vesting period.

In June 2021, the Company granted 5,500 RSUs under the 2017 Omnibus Incentive Plan ("2017 Plan"). These RSUs include a service component that vests over a two-year period. The Company also granted 51,471 RSUs under the 2017 Omnibus Incentive Plan in June 2021 that include a service component that vests over a three-year period. The recognized expense is based upon the vesting period for service criteria. The Company recorded stock-based compensation expense during the three and six months ended October 31, 2021 of $131,000 and $325,000, respectively, with the remaining estimated stock-based compensation expense of $1,148,000 to be recorded over the remaining vesting periods. The Company recorded stock-based compensation expense during the three and six months ended October 31, 2020 of $141,000 and $200,000, respectively. Directors' fees paid with shares of common stock in lieu of cash in accordance with Director compensation guidelines were $41,000 for each of the six month periods ended October 31, 2021 and October 31, 2020 and were also included in the stock-based compensation on the Condensed Consolidated Statements of Cash Flows.
J. Income Taxes
Income tax expense of $195,000 and $446,000 was recorded for the three and six months ended October 31, 2021, respectively. Income tax benefit of $197,000 and $176,000 was recorded for the three and six months ended October 31, 2020, respectively. The effective tax rates were (6.8)% and (11.3)% for the three and six months ended October 31, 2021, respectively. The effective tax rates were 54.4% and 18.5% for the three and six months ended October 31, 2020, respectively. The change in the effective tax rate for the three- and six-month periods is primarily due to the impact of foreign operations which are taxed at different rates than the U.S. tax rate of 21% and the recording of a valuation allowance against the deferred tax asset which resulted in the elimination of any U.S. income tax benefit.
In August 2019, the Company revoked its indefinite reinvestment of foreign unremitted earnings position in compliance with ASC 740 "Income Taxes" and terminated its indefinite reinvestment of unremitted earnings assertion for the Singapore, China, and Kewaunee Labway India Pvt. Ltd. international subsidiaries. The Company has a deferred tax liability of $860,000 and $776,000 for the withholding tax related to Kewaunee Labway India Pvt. Ltd. as of October 31, 2021 and April 30, 2021, respectively. The Company recorded all deferred tax assets and liabilities related to its outside basis differences in its foreign subsidiaries consistent with ASC 740.
K. Defined Benefit Pension Plans
The Company has non-contributory defined benefit pension plans covering substantially all domestic salaried and hourly employees. These plans were amended as of April 30, 2005; no further benefits have been, or will be, earned under the plans, subsequent to the amendment date, and no additional participants will be added to the plans. There were no Company contributions paid to the plans for the three and six months ended October 31, 2021 and October 31, 2020. The Company assumed an expected long-term rate of return of 7.75% for the periods ended October 31, 2021 and October 31, 2020.
Pension (income) / expense consisted of the following (in thousands):

	Three Months Ended
	October 31, 2021	October 31, 2020
Service cost	$0	$0
Interest cost	177	181
Expected return on plan assets	(401)	(321)
Recognition of net loss	135	429
Net periodic pension (income) expense	$(89)	$289

	Six Months Ended
	October 31, 2021	October 31, 2020
Service cost	$0	$0
Interest cost	354	362
Expected return on plan assets	(802)	(642)
Recognition of net loss	270	857
Net periodic pension (income) expense	$(178)	$577

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
The following tables provide financial information by business segments for the periods ended October 31, 2021 and 2020 (in thousands):

	Domestic Operations	International Operations	Corporate / Eliminations	Total
Three months ended October 31, 2021
Revenues from external customers	$29,934	$9,097	$—	$39,031
Intersegment revenues	170	571	(741)	—
Earnings (loss) before income taxes	(2,095)	578	(1,370)	(2,887)

Three months ended October 31, 2020
Revenues from external customers	$28,772	$10,228	$—	$39,000
Intersegment revenues	601	1,099	(1,700)	—
Earnings (loss) before income taxes	595	786	(1,743)	(362)

	Domestic Operations	International Operations	Corporate / Eliminations	Total
Six Months Ended October 31, 2021
Revenues from external customers	$59,597	$18,927	$—	$78,524
Intersegment revenues	345	1,136	(1,481)	—
Earnings (loss) before income taxes	(2,304)	1,242	(2,881)	(3,943)

Six Months Ended October 31, 2020
Revenues from external customers	$58,830	$16,593	$—	$75,423
Intersegment revenues	1,252	1,910	(3,162)	—
Earnings (loss) before income taxes	1,588	921	(3,458)	(949)
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
N. Reclassifications

The Company reclassified certain amounts in the Condensed Consolidated Balance Sheet for the period ended April 30, 2021 and the Condensed Consolidated Statements of Cash Flows for the six-month period ended October 31, 2021 to conform to the current period presentation.

O. Subsequent Events
On November 5, 2021, the Company experienced a criminal network cyber attack that led to a disruption of its domestic operations, including manufacturing, engineering, administration, and sales operations. As of November 15, 2021 the Company had substantially restored its operations. The Company engaged third party experts, including a cybersecurity firm, to perform a fulsome forensic investigation of the attack; among other things, the cybersecurity firm assessed whether any confidential or sensitive data had been compromised. Based on the results of the investigation to date, the Company does not believe any confidential or sensitive data has been downloaded, stolen from the Company's systems, or otherwise exfiltrated. The Company will continue to evaluate the incident and determine the appropriate actions to take, if any, in light of what is discovered. The investigation is on-going. The Company has insurance coverage against recovery costs and business interruption resulting from cyber-attacks. However, the Company may have incurred, and may incur in the future, expenses and losses related to this attack that are not covered by insurance. The total amount of such expenses or losses cannot be estimated at this time; however, it is likely that the costs related to this event will exhaust the Company's existing insurance coverage related to cyber attacks. While the Company will seek to obtain insurance for losses related to any similar future events, there can be no assurance that such insurance will be available to the Company.
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The Company's 2021 Annual Report to Stockholders on Form 10-K contains management's discussion and analysis of the Company's financial condition and results of operations as of and for the year ended April 30, 2021. The following discussion and analysis describes material changes in the Company's financial condition since April 30, 2021. The analysis of results of operations compares the three and six months ended October 31, 2021 with the comparable periods of the prior year.
Results of Operations
Sales for the quarter were $39,031,000, relatively flat from sales of $39,000,000 in the comparable period of the prior year. Domestic sales for the quarter were $29,934,000, up 4.0% from sales of $28,772,000 in the comparable period of the prior year. Domestic sales were favorably impacted by $1,213,000 of raw material surcharges implemented during the most recent quarter. International sales for the quarter were $9,097,000, down 11.1% from sales of $10,228,000 in the comparable period of the prior year. International sales decreased when compared to the prior year period due to non-availability of site clearances and billings being delayed until the next quarter coupled with a strong prior year period that benefited from higher billings as reduced COVID-19 related restrictions in markets allowed access to project sites.
Sales for the six months ended October 31, 2021 were $78,524,000, a 4.1% increase from sales of $75,423,000 in the comparable period of the prior year. Domestic sales for the six month period were $59,597,000, up 1.3% from sales of $58,830,000 in the comparable period of the prior year. Domestic sales were favorably impacted by $1,613,000 of raw materials surcharges implemented during the most recent quarter. International sales for the period were $18,927,000, up 14.1% from sales of $16,593,000 in the comparable period of the prior year. International sales increased when compared to the prior year due to strong demand in the current year coupled with COVID-19 related restrictions and government mandated shut-downs in India that limited access to project sites that significantly impacted the first quarter of the prior year.
The Company's order backlog was $139.7 million at October 31, 2021, as compared to $96.0 million at October 31, 2020, and $114.5 million at April 30, 2021. This is the highest order backlog in the Company's history. The Company's backlog increased significantly due to a large greenfield project located in India awarded to our international subsidiaries.
The gross profit margin for the three months ended October 31, 2021 was 9.2% of sales, as compared to 16.4% of sales in the comparable quarter of the prior year. The gross profit margin for the six months ended October 31, 2021 was 11.8%, as compared to 16.3% of sales in the comparable quarter of the prior year. The decrease in gross profit margin percentage for the three and six months ended October 31, 2021 is a result of supplier constraints resulting from COVID-19, as well as other supply chain disruptions, that led to increases in steel, wood, and epoxy resin raw material costs when compared to the prior year of approximately $2,112,000 and $3,763,000, respectively, net of surcharges implemented.
Operating expenses for the three months ended October 31, 2021 were $6,487,000, or 16.6% of sales, as compared to $6,406,000, or 16.4% of sales, in the comparable period of the prior year. Operating expenses for the six months ended October 31, 2021 were $13,252,000, or 16.9% of sales, as compared to $12,563,000, or 16.7% of sales, in the comparable period of the prior year. The increase in operating expenses for the three months ended October 31, 2021 was primarily for increases related to wages, benefits, incentive and stock-based compensation of $681,000 partially offset by decreases of $179,000 in marketing expenses, $142,000 in consulting and professional fees, and $288,000 of international expenses. The increase in operating expenses for the six months ended October 31, 2021 was primarily for increases related to wages, benefits, incentive and stock-based compensation of $863,000 and increases in international expenses of $109,000, partially offset by decreases of $254,000 in marketing expenses and $149,000 in consulting and professional fees.
Interest expense, net was $132,000 and $238,000 for the three and six months ended October 31, 2021, as compared to $128,000 and $205,000 for the comparable periods of the prior year. The changes in interest expense were primarily attributable to changes in borrowing levels.
The effective income tax rates for the three and six months ended October 31, 2021 were (6.8)% and (11.3)% as compared to 54.4% and 18.5% for the three and six months ended October 31, 2020. Income tax expense of $195,000 and an income tax benefit of $197,000 was recorded for the three months ended October 31, 2021 and 2020, respectively. Income tax expense of $446,000 and an income tax benefit of $176,000 was recorded for the six months ended October 31, 2021 and 2020, respectively. The change in the effective tax rate for the three and six months ended October 31, 2021 reflects the impact of international operations which are taxed at different rates, combined with no U.S. tax benefit being recorded for the most recent quarter due to the Company's full valuation allowance position. See Note J, Income Taxes, of the Notes to Condensed Consolidated Financial Statements for additional information.
Non-controlling interests related to the Company's subsidiaries not 100% owned by the Company increased net loss by $18,000 and $56,000 for the three and six months ended October 31, 2021, respectively, as compared to $15,000 and $5,000 for the comparable periods of the prior year. The change in the net earnings attributable to the non-controlling interest in the current period was due to changes in earnings of the subsidiaries in the related period.
Net loss was $3,100,000, or $(1.11) per diluted share, for the three months ended October 31, 2021, compared to $180,000, or $(0.07) per diluted share, in the prior year period. A net loss of $4,445,000, or $(1.60) per diluted share, was reported for the six months ended October 31, 2021, compared to a net loss of $778,000, or $(0.28) per diluted share, in the prior year period.
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
The Company had working capital of $23,049,000 at October 31, 2021, compared to $26,276,000 at April 30, 2021. The ratio of current assets to current liabilities was 1.5-to-1.0 at October 31, 2021, compared to 1.8-to-1.0 at April 30, 2021. The Company's short-term debt and working capital were significantly impacted by the $3,763,000 of increased raw material costs that the Company was not able to pass along to customers due to the fixed price nature of our contracts. At October 31, 2021, advances of $12.5 million were outstanding under the Company's credit facilities, compared to advances of $6.8 million outstanding as of April 30, 2021. The Company had standby letters of credit outstanding of $704,000 at October 31, 2021, unchanged from April 30, 2021. Amounts available under the $15.0 million revolving credit facility were $2.5 million and $7.5 million at October 31, 2021 and April 30, 2021, respectively. For additional information concerning our credit facility, see Note F, Long-Term Debt and Other Credit Arrangements.
As previously reported in the Company's 2021 Annual Report on Form 10-K, the Company was compliant at April 30, 2021 with all of the financial covenants under the revolving credit facility. At October 31, 2021, the Company was in compliance with all the financial covenants under its revolving credit facility.
The Company used cash of $6,071,000 during the six months ended October 31, 2021 primarily for operations, increases in receivables of $3.0 million, inventory of $1.6 million and other, net of $2.2 million, partially offset by an increase in accounts payable and other accrued expenses of $3.1 million. During the six months ended October 31, 2021, the Company used net cash of $930,000 in investing activities, all of which was used for capital expenditures. The Company's financing activities provided cash of $6,857,000 during the six months ended October 31, 2021, primarily from net increases in short-term borrowings as a result of increased raw material costs, as discussed above.

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
As previously discussed (See Note O, Subsequent Events), on November 5, 2021, the Company experienced a criminal network cyber attack that led to a disruption of its domestic operations, including manufacturing, engineering, administration, and sales operations. As of November 15, 2021, the Company had substantially restored its operations. While the Company has insurance coverage against recovery costs and business interruption resulting from cyber-attacks, the Company may have incurred, and may incur in the future, expenses and losses related to this attack that are not covered by insurance. The total amount of such expenses or losses cannot be estimated at this time; however, it is likely that the costs related to this event will exhaust the Company's existing insurance coverage related to cyber attacks. While the Company will seek to obtain insurance for losses related to any similar future events, there can be no assurance that such insurance will be available to the Company.
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
Looking forward, the Company is optimistic about opportunities for growth within existing end-markets. As the economy continues to re-open, the Company anticipates that project awards will accelerate and the pace of construction will increase. The Company has been focused on restoring and expanding manufacturing capacity that had been previously reduced due to COVID-19. The Company has also been implementing surcharges on new orders with the goal of aligning revenue to offset the broad based price increases for materials including steel, aluminum, hard woods, and resin products that has impacted the Company's financial performance for the first half of the fiscal year. The Company expects improved financial performance in the second half of this fiscal year and into fiscal year 2023.
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
Item 4.    Controls and Procedures

(a) Evaluation of disclosure controls and procedures
An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 31, 2021. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that, as of October 31, 2021, the Company's disclosure controls and procedures were adequate and effective and designed to ensure that all material information required to be filed in this quarterly report is made known to them by others within the Company and its subsidiaries.
On November 5, 2021, the Company experienced a criminal network cyber-attack that led to a disruption of its domestic operations. This attack is described in more detail in Note O, Subsequent Events and elsewhere in this quarterly report. Management is reviewing the matter, including conducting the forensic investigation described elsewhere in this report, and has not yet determined whether there is a related issue with its internal controls.
(b) Changes in internal controls
There was no significant change in the Company's internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A.    Risk Factors
The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A of the Company's 2021 Annual Report on Form 10-K under the heading "Risk Factors," any one or more of which could, directly or indirectly, cause the Company's actual financial condition and operating results to vary materially from its past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company's business, financial condition, operating results and stock price. Other than as set forth below, there have been no material changes to the Company's risk factors from those set forth in the Company's Annual Report on Form 10-K for the year ended April 30, 2021 as filed with the SEC on July 15, 2021.
We recently experienced a network cyber-attack that disrupted our domestic operations.
On November 5, 2021, the Company experienced a criminal network cyber-attack that led to a disruption of its domestic operations, including manufacturing, engineering, administration, and sales operations. As of November 15, 2021, the Company had substantially restored its operations. The Company has engaged third party experts, including a cybersecurity firm, to perform a fulsome forensic investigation of this attack; among other things, the cybersecurity firm assessed whether any confidential or sensitive data had been compromised. Based on the results of the investigation to date, the Company does not believe any confidential or sensitive data has been downloaded, stolen from the Company's systems, or otherwise exfiltrated. The Company will continue to evaluate the incident and determine the appropriate actions to take, if any, in light of what is discovered. The investigation is ongoing. The Company has insurance coverage against recovery costs and business interruption resulting from cyber-attacks. However, the Company may have incurred, and may incur in the future, expenses and losses related to this attack that are not covered by insurance. The total amount of such expenses or losses cannot be estimated at this time; however, it is likely that the costs related to this event will exhaust the Company's existing insurance coverage related to cyber attacks. While the Company will seek to obtain insurance for losses related to any similar future events, there can be no assurance that such insurance will be available to the Company. Any future such events, particularly if not covered by insurance, could have material adverse effects on the Company's business and/or results of operations.
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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEWAUNEE SCIENTIFIC CORPORATION (Registrant)

Date: December 17, 2021	By	/s/ Donald T. Gardner III
Donald T. Gardner III
(As duly authorized officer and Vice President, Finance and Chief Financial Officer)