Form 10-Q
period 2022-01-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2022-03-11
CIK 55529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 8, 2022, the registrant had outstanding 2,789,873 shares of Common Stock.

KEWAUNEE SCIENTIFIC CORPORATION
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2022

i

Part 1. Financial Information
Item 1.    Condensed Consolidated Financial Statements

Kewaunee Scientific Corporation
Condensed Consolidated Statements of Operations
(Unaudited)
($ and shares in thousands, except per share amounts)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021
Net sales	$40,633	$33,339	$119,157	$108,762
Cost of products sold	35,011	27,685	104,264	90,832
Gross profit	5,622	5,654	14,893	17,930
Operating expenses	6,490	6,030	19,742	18,593
Operating loss	(868)	(376)	(4,849)	(663)
Pension income (expense)	88	(288)	266	(865)
Other income, net	51	51	149	171
Interest expense	(158)	(105)	(396)	(310)
Loss before income taxes	(887)	(718)	(4,830)	(1,667)
Income tax expense (benefit)	399	(813)	845	(989)
Net (loss) earnings	(1,286)	95	(5,675)	(678)
Less: Net earnings attributable to the non-controlling interest	33	14	89	19
Net (loss) earnings attributable to Kewaunee Scientific Corporation	$(1,319)	$81	$(5,764)	$(697)

Net (loss) earnings per share attributable to Kewaunee Scientific Corporation stockholders
Basic	$(0.47)	$0.03	$(2.07)	$(0.25)
Diluted	$(0.47)	$0.03	$(2.07)	$(0.25)
Weighted average number of common shares outstanding
Basic	2,790	2,762	2,785	2,759
Diluted	2,790	2,789	2,785	2,759

See accompanying notes to Condensed Consolidated Financial Statements.

Kewaunee Scientific Corporation
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
($ in thousands)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021
Net (loss) earnings	$(1,286)	$95	$(5,675)	$(678)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	52	31	(107)	(17)
Other comprehensive (loss) income	52	31	(107)	(17)
Comprehensive (loss) income, net of tax	(1,234)	126	(5,782)	(695)
Less: Comprehensive income attributable to the non-controlling interest	33	14	89	19
Comprehensive (loss) income attributable to Kewaunee Scientific Corporation	$(1,267)	$112	$(5,871)	$(714)

See accompanying notes to Condensed Consolidated Financial Statements.

Kewaunee Scientific Corporation
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
($ in thousands, except per share amounts)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Kewaunee Scientific Corporation Stockholders' Equity
Balance at April 30, 2021	$6,915	$3,807	$(53)	$34,149	$(3,577)	$41,241
Net loss attributable to Kewaunee Scientific Corporation	—	—	—	(1,345)	—	(1,345)
Other comprehensive loss	—	—	—	—	(76)	(76)
Stock-based compensation	67	171	—	—	—	238
Balance at July 31, 2021	$6,982	$3,978	$(53)	$32,804	$(3,653)	$40,058
Net loss attributable to Kewaunee Scientific Corporation	—	—	—	(3,100)	—	(3,100)
Other comprehensive loss	—	—	—	—	(83)	(83)
Stock-based compensation	1	129	—	—	—	130
Balance at October 31, 2021	$6,983	$4,107	$(53)	$29,704	$(3,736)	$37,005
Net loss attributable to Kewaunee Scientific Corporation	—	—	—	(1,319)	—	(1,319)
Other comprehensive loss	—	—	—	—	52	52
Stock-based compensation	—	109	—	—	—	109
Balance at January 31, 2022	$6,983	$4,216	$(53)	$28,385	$(3,684)	$35,847

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Kewaunee Scientific Corporation Stockholders' Equity
Balance at April 30, 2020	$6,885	$3,360	$(53)	$37,821	$(9,598)	$38,415
Net loss attributable to Kewaunee Scientific Corporation	—	—	—	(598)	—	(598)
Other comprehensive loss	—	—	—	—	(13)	(13)
Stock-based compensation	20	78	—	—	—	98
Balance at July 31, 2020	$6,905	$3,438	$(53)	$37,223	$(9,611)	$37,902
Net loss attributable to Kewaunee Scientific Corporation	—	—	—	(180)	—	(180)
Other comprehensive loss	—	—	—	—	(35)	(35)
Stock-based compensation	—	143	—	—	—	143
Balance at October 31, 2020	$6,905	$3,581	$(53)	$37,043	$(9,646)	$37,830
Net earnings attributable to Kewaunee Scientific Corporation	—	—	—	81	—	81
Other comprehensive income	—	—	—	—	31	31
Stock-based compensation	10	103	—	—	—	113
Balance at January 31, 2021	$6,915	$3,684	$(53)	$37,124	$(9,615)	$38,055

See accompanying notes to Condensed Consolidated Financial Statements.

Kewaunee Scientific Corporation
Condensed Consolidated Balance Sheets
($ and shares in thousands, except per share amounts)

	January 31, 2022	April 30, 2021
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$4,697	$5,206
Restricted cash	805	525
Receivables, less allowance; $426; $636, on each respective date	35,053	32,882
Inventories	19,947	16,517
Income tax receivable	638	955
Prepaid expenses and other current assets	7,780	4,372
Total Current Assets	68,920	60,457
Property, plant and equipment, at cost	60,269	58,804
Accumulated depreciation	(44,924)	(42,822)
Net Property, Plant and Equipment	15,345	15,982
Right of use assets	8,006	9,279
Other assets	3,415	3,666
Total Assets	$95,686	$89,384

Liabilities and Stockholders' Equity
Current Liabilities:
Short-term borrowings	$8,962	$6,828
Current portion of financing lease liability	131	21
Current portion of operating lease liabilities	1,355	1,348
Accounts payable	27,415	16,780
Employee compensation and amounts withheld	4,930	4,726
Deferred revenue	3,104	3,123
Other accrued expenses	1,611	1,355
Total Current Liabilities	47,508	34,181
Long-term portion of financing lease liability	198	91
Long-term portion of operating lease liabilities	6,605	7,860
Accrued pension and deferred compensation costs	4,381	4,652
Deferred income taxes	411	307
Other non-current liabilities	403	806
Total Liabilities	59,506	47,897
Commitments and Contingencies
Stockholders' Equity:
Common stock, $2.50 par value, Authorized – 5,000 shares; Issued – 2,793 shares; 2,766 shares; – Outstanding – 2,790 shares; 2,763 shares, on each respective date	6,983	6,915
Additional paid-in-capital	4,216	3,807
Retained earnings	28,385	34,149
Accumulated other comprehensive loss	(3,684)	(3,577)
Common stock in treasury, at cost, 3 shares, on each respective date	(53)	(53)
Total Kewaunee Scientific Corporation Stockholders' Equity	35,847	41,241
Non-controlling interest	333	246
Total Stockholders' Equity	36,180	41,487
Total Liabilities and Stockholders' Equity	$95,686	$89,384

See accompanying notes to Condensed Consolidated Financial Statements.

Kewaunee Scientific Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)
($ in thousands)

	Nine Months Ended January 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(5,675)	$(678)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	2,092	2,005
Bad debt provision	27	60
Stock-based compensation expense	502	385
Deferred income taxes	104	159
Change in assets and liabilities:
Receivables	(2,199)	(2,318)
Inventories	(3,430)	(285)
Income tax receivable	316	(1,488)
Accounts payable and other accrued expenses	10,692	3,843
Deferred revenue	(19)	1,134
Other, net	(3,497)	290
Net cash (used in) provided by operating activities	(1,087)	3,107
Cash flows from investing activities:
Capital expenditures	(1,222)	(1,944)
Net cash used in investing activities	(1,222)	(1,944)
Cash flows from financing activities:
Dividends paid to non-controlling interest in subsidiaries	—	(108)
Proceeds from short-term borrowings	42,975	49,298
Repayments on short-term borrowings	(40,840)	(49,524)
Payments on long-term lease obligations	(16)	(14)
Net proceeds from exercise of stock options	—	(31)
Net cash provided by (used in) financing activities	2,119	(379)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(39)	104
(Decrease) increase in cash, cash equivalents and restricted cash	(229)	888
Cash, cash equivalents and restricted cash, beginning of period	5,731	5,215
Cash, cash equivalents and restricted cash, end of period	$5,502	$6,103

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

B. Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less. During the periods ended January 31, 2022 and April 30, 2021, the Company had cash deposits in excess of FDIC insured limits. The Company has not experienced any losses from such deposits. Restricted cash includes bank deposits of subsidiaries used for performance guarantees against customer orders.
The Company includes restricted cash along with the cash balance for presentation in the Condensed Consolidated Statements of Cash Flows. The reconciliation between the Condensed Consolidated Balance Sheet and the Condensed Consolidated Statement of Cash Flows is as follows:

	January 31, 2022	April 30, 2021
Cash and cash equivalents	$4,697	$5,206
Restricted cash	805	525
Total cash, cash equivalents and restricted cash	$5,502	$5,731

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

Disaggregated Revenue
A summary of net sales transferred to customers over time and at a point in time for the periods ended January 31, 2022 and January 31, 2021 is as follows (in thousands):

	Three Months Ended
	January 31, 2022			January 31, 2021
	Domestic	International	Total	Domestic	International	Total
Over Time	$28,240	$11,102	$39,342	$24,198	$8,273	$32,471
Point in Time	1,291	—	1,291	868	—	868
Total	$29,531	$11,102	$40,633	$25,066	$8,273	$33,339

	Nine Months Ended
	January 31, 2022			January 31, 2021
	Domestic	International	Total	Domestic	International	Total
Over Time	$85,342	$30,029	$115,371	$81,206	$24,866	$106,072
Point in Time	3,786	—	3,786	2,690	—	2,690
Total	$89,128	$30,029	$119,157	$83,896	$24,866	$108,762

Contract Balances
The closing and opening balances of contract assets included $8,450,000 in accounts receivable and $1,305,000 in other assets at January 31, 2022. The opening balance of contract assets arising from contracts with customers included $5,716,000 in accounts receivable and $1,213,000 in other assets at April 30, 2021. The closing and opening balances of contract liabilities included in deferred revenue arising from contracts with customers were $3,104,000 at January 31, 2022 and $3,123,000 at April 30, 2021. The timing of revenue recognition, billings and cash collections results in accounts receivable, unbilled receivables, and deferred revenue which are disclosed in the Condensed Consolidated Balance Sheets and in the Notes to the Condensed Consolidated Financial Statements. In general, the Company receives payments from customers based on a billing schedule established in its contracts. Unbilled receivables represent amounts earned which have not yet been billed in accordance with contractually stated billing terms and are included in receivables on the Condensed Consolidated Balance Sheets. Receivables are recorded when the right to consideration becomes unconditional and the Company has a right to invoice the customer. Deferred revenue relates to payments received in advance of performance under the contract. Deferred revenue is recognized as revenue as (or when) the Company performs under the contract. Approximately 100% of the contract liability balances at April 30, 2021 and January 31, 2022 are expected to be recognized as revenue during the respective succeeding 12 months.
D. Inventories
The Company measures inventory using the first-in, first-out ("FIFO") method at the lower of cost or net realizable value. Inventories consisted of the following (in thousands):

	January 31, 2022	April 30, 2021
Finished products	$4,997	$2,988
Work in process	2,837	1,832
Raw materials	12,113	11,697
Total	$19,947	$16,517
The Company's International subsidiaries' inventories were $2,238,000 at January 31, 2022 and $2,560,000 at April 30, 2021 and are included in the above tables.

E. Fair Value of Financial Instruments
The Company's financial instruments consist primarily of cash and equivalents, mutual funds, cash surrender value of life insurance policies, and short-term borrowings. The carrying value of these assets and liabilities approximates their fair value. The following tables summarize the Company's fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of January 31, 2022 and April 30, 2021 (in thousands):

	January 31, 2022
Financial Assets	Level 1	Level 2	Total
Trading securities held in non-qualified compensation plans (1)	$1,274	$—	$1,274
Cash surrender value of life insurance policies (1)	—	1,441	1,441
Total	$1,274	$1,441	$2,715
Financial Liabilities
Non-qualified compensation plans (2)	$—	$3,164	$3,164
Total	$—	$3,164	$3,164

	April 30, 2021
Financial Assets	Level 1	Level 2	Total
Trading securities held in non-qualified compensation plans (1)	$1,299	$—	$1,299
Cash surrender value of life insurance policies (1)	—	1,458	1,458
Total	$1,299	$1,458	$2,757
Financial Liabilities
Non-qualified compensation plans (2)	$—	$3,169	$3,169
Total	$—	$3,169	$3,169
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

F. Long-term Debt and Other Credit Arrangements
At January 31, 2022, advances of $8.4 million were outstanding under the Company's revolving credit facility, compared to advances of $6.8 million outstanding as of April 30, 2021. The Company had standby letters of credit outstanding of $704,000 at January 31, 2022, unchanged from April 30, 2021. Amounts available under the revolving credit facility were $4.1 million and $7.5 million at January 31, 2022 and April 30, 2021, respectively.
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
At January 31, 2022 and April 30, 2021, the Company was in compliance with all the financial covenants under its revolving credit facility. During the three months ended January 31, 2022, the supplemental liquidity threshold for the Company, as defined in the Credit Agreement, fell below $3,000,000 for one reporting period. The Company has obtained a waiver of the debt covenant violation that occurred on that date and returned to full compliance for the subsequent months during the period ended January 31, 2022.

G. Leases
In accordance with ASC 842, "Leases," the Company recognizes lease assets and lease liabilities reflecting the rights and obligations created by operating type leases for real estate and equipment in both the U.S. and internationally and financing leases for a truck and IT equipment in the U.S. At January 31, 2022 and April 30, 2021, right-of-use assets totaled $8,006,000 and $9,279,000, respectively. Operating cash paid to settle lease liabilities was $1,515,000 and $1,299,000 for the nine months ended January 31, 2022 and January 31, 2021, respectively. The Company's leases have remaining lease terms of up to 8 years. In addition, some of the leases may include options to extend the leases for up to 5 years or options to terminate the leases within 1 year. Operating lease expenses were $754,000 and $2,309,000 for the three and nine months ended January 31, 2022, respectively, inclusive of period cost for short-term leases, not included in lease liabilities, of $245,000 and $794,000, respectively. Operating lease expenses were $718,000 and $2,032,000 for the three and nine months ended January 31, 2021, respectively, inclusive of period cost for short-term leases, not included in lease liabilities, of $267,000 and $733,000, respectively.
At January 31, 2022, the weighted average remaining lease term for the capitalized operating leases was 5.6 years and the weighted average discount rate was 4.1%. For the financing leases, the weighted average remaining lease term was 4.6 years and the weighted average discount rate was 6.8%. As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of those lease payments. The Company uses the implicit rate when readily determinable.
Future minimum lease payments under non-cancelable leases as of January 31, 2022, excluding the future minimum lease payments for those leases that have not yet commenced as of January 31, 2022, were as follows:

	Operating	Financing

Remainder of fiscal 2022	$497	$62
2023	1,842	86
2024	1,485	86
2025	1,441	86
2026	1,231	67
Thereafter	2,861	—
Total Minimum Lease Payments	9,357	387
Imputed Interest	(1,397)	(44)
Total	$7,960	$343
H. Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the assumed exercise of outstanding options and the conversion of restricted stock units ("RSUs") under the Company's various stock compensation plans, except when RSUs and options have an antidilutive effect. There were 135,435 and 83,910 antidilutive RSUs and options outstanding at January 31, 2022 and January 31, 2021, respectively. The following is a reconciliation of basic to diluted weighted average common shares outstanding (in thousands):

	Three Months Ended		Nine Months Ended
	January 31, 2022	January 31, 2021	January 31, 2022	January 31, 2021
Basic	2,790	2,762	2,785	2,759
Dilutive effect of stock options and RSUs	—	27	—	—
Weighted average common shares outstanding - diluted	2,790	2,789	2,785	2,759
I. Stock Options and Stock-based Compensation
Under ASC 718, "Compensation-Stock Compensation," compensation costs related to stock options and other stock awards granted by the Company are charged against operating expenses during their vesting period.
In June 2021, the Company granted 5,500 RSUs under the 2017 Omnibus Incentive Plan ("2017 Plan"). These RSUs include a service component that vests over a two-year period. The Company also granted 51,471 RSUs under the 2017 Omnibus Incentive Plan in June 2021 that include a service component that vests over a three-year period. The recognized expense is based upon the vesting period for service criteria. The Company recorded stock-based compensation expense during the three and nine months ended January 31, 2022 of $109,000 and $433,000, respectively, with the remaining estimated stock-based compensation expense of $907,000 to be recorded over the remaining vesting periods. The Company recorded stock-based compensation expense during the three and nine months ended January 31, 2021 of $129,000 and $344,000, respectively. Directors' fees paid with shares of common stock in lieu of cash in accordance with Director compensation guidelines were $41,000 for each of the nine month periods ended January 31, 2022 and January 31, 2021 and were also included in the stock-based compensation on the Condensed Consolidated Statements of Cash Flows.
J. Income Taxes
Income tax expense of $399,000 and $845,000 was recorded for the three and nine months ended January 31, 2022, respectively. Income tax benefit of $813,000 and $989,000 was recorded for the three and nine months ended January 31, 2021, respectively. The effective tax rates were (45.0)% and (17.5)% for the three and nine months ended January 31, 2022, respectively. The effective tax rates were 113.2% and 59.3% for the three and nine months ended January 31, 2021, respectively. The change in the effective tax rate for the three- and nine-month periods is primarily due to the impact of foreign operations which are taxed at different rates than the U.S. tax rate of 21% and the recording of a valuation allowance against the deferred tax asset which resulted in the elimination of any U.S. income tax benefit.
In August 2019, the Company revoked its indefinite reinvestment of foreign unremitted earnings position in compliance with ASC 740 "Income Taxes" and terminated its indefinite reinvestment of unremitted earnings assertion for the Singapore, China, and Kewaunee Labway India Pvt. Ltd. international subsidiaries. The Company has a deferred tax liability of $895,000 and $776,000 for the withholding tax related to Kewaunee Labway India Pvt. Ltd. as of January 31, 2022 and April 30, 2021, respectively. The Company recorded all deferred tax assets and liabilities related to its outside basis differences in its foreign subsidiaries consistent with ASC 740.
K. Defined Benefit Pension Plans
The Company has non-contributory defined benefit pension plans covering substantially all domestic salaried and hourly employees. These plans were amended as of April 30, 2005; no further benefits have been, or will be, earned under the plans, subsequent to the amendment date, and no additional participants will be added to the plans. There were no Company contributions paid to the plans for the three and nine months ended January 31, 2022 and January 31, 2021. The Company assumed an expected long-term rate of return of 7.75% for the periods ended January 31, 2022 and January 31, 2021.
Pension (income) / expense consisted of the following (in thousands):

	Three Months Ended
	January 31, 2022	January 31, 2021
Service cost	$0	$0
Interest cost	177	181
Expected return on plan assets	(401)	(321)
Recognition of net loss	136	428
Net periodic pension (income) expense	$(88)	$288

	Nine Months Ended
	January 31, 2022	January 31, 2021
Service cost	$0	$0
Interest cost	531	543
Expected return on plan assets	(1,203)	(963)
Recognition of net loss	406	1,285
Net periodic pension (income) expense	$(266)	$865

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
The following tables provide financial information by business segments for the periods ended January 31, 2022 and 2021 (in thousands):

	Domestic Operations	International Operations	Corporate / Eliminations	Total
Three months ended January 31, 2022
Revenues from external customers	$29,531	$11,102	$—	$40,633
Intersegment revenues	194	1,136	(1,330)	—
Earnings (loss) before income taxes	(255)	869	(1,501)	(887)

Three months ended January 31, 2021
Revenues from external customers	$25,066	$8,273	$—	$33,339
Intersegment revenues	463	550	(1,013)	—
Earnings (loss) before income taxes	206	689	(1,613)	(718)

	Domestic Operations	International Operations	Corporate / Eliminations	Total
Nine Months Ended January 31, 2022
Revenues from external customers	$89,128	$30,029	$—	$119,157
Intersegment revenues	539	2,272	(2,811)	—
Earnings (loss) before income taxes	(2,559)	2,111	(4,382)	(4,830)

Nine Months Ended January 31, 2021
Revenues from external customers	$83,896	$24,866	$—	$108,762
Intersegment revenues	1,715	2,460	(4,175)	—
Earnings (loss) before income taxes	1,794	1,610	(5,071)	(1,667)
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
N. Reclassifications

The Company reclassified certain amounts in the Condensed Consolidated Balance Sheet for the period ended April 30, 2021 and the Condensed Consolidated Statements of Cash Flows for the nine-month period ended January 31, 2021 to conform to the current period presentation. There was no impact to the Condensed Consolidated Statements of Operations or Condensed Consolidated Statement of Stockholders' Equity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The Company's 2021 Annual Report to Stockholders on Form 10-K contains management's discussion and analysis of the Company's financial condition and results of operations as of and for the year ended April 30, 2021. The following discussion and analysis describes material changes in the Company's financial condition since April 30, 2021. The analysis of results of operations compares the three and nine months ended January 31, 2022 with the comparable periods of the prior year.
Results of Operations
Sales for the quarter were $40,633,000, an increase from sales of $33,339,000 in the comparable period of the prior year. Domestic sales for the quarter were $29,531,000, up 17.8% from sales of $25,066,000 in the comparable period of the prior year. Domestic sales were favorably impacted by $2,956,000 of raw material surcharges implemented during the most recent quarter. International sales for the quarter were $11,102,000, up 34.2% from sales of $8,273,000 in the comparable period of the prior year. International sales increased when compared to the prior year period due to strong demand in the most recent period coupled with billings being delayed from the prior quarter due to non-availability of site clearances.
Sales for the nine months ended January 31, 2022 were $119,157,000, a 9.6% increase from sales of $108,762,000 in the comparable period of the prior year. Domestic sales for the nine month period were $89,128,000, up 6.2% from sales of $83,896,000 in the comparable period of the prior year. Domestic sales were favorably impacted by $4,569,000 of raw materials surcharges implemented year to date. International sales for the period were $30,029,000, up 20.8% from sales of $24,866,000 in the comparable period of the prior year. International sales increased when compared to the prior year due to strong demand in the most recent period coupled with COVID-19 related restrictions and government mandated shutdowns in India that limited access to project sites that significantly impacted the first quarter of the prior year.
The Company's order backlog was $138.1 million at January 31, 2022, as compared to $103.0 million at January 31, 2021, and $114.5 million at April 30, 2021.
The gross profit margin for the three months ended January 31, 2022 was 13.8% of sales, as compared to 17.0% of sales in the comparable quarter of the prior year. The gross profit margin for the nine months ended January 31, 2022 was 12.5%, as compared to 16.5% of sales in the comparable period of the prior year. The decrease in gross profit margin percentage for the three and nine months ended January 31, 2022 is a result of supplier constraints resulting from COVID-19, as well as other supply chain disruptions, that led to increases in steel, wood, and epoxy resin raw material costs when compared to the prior year of approximately $424,000 and $4,186,000, respectively, in excess of surcharges implemented and recorded as sales. The gross profit margin percentage was also impacted by the cyber attack that occurred during the third quarter, which resulted in $1,131,000 of margin loss due to the disruption of production, loss of sales, and absorption of fixed overhead costs which were not covered by our cyber insurance policy.
Operating expenses for the three months ended January 31, 2022 were $6,490,000, or 16.0% of sales, as compared to $6,030,000, or 18.1% of sales, in the comparable period of the prior year. Operating expenses for the nine months ended January 31, 2022 were $19,742,000, or 16.6% of sales, as compared to $18,593,000, or 17.1% of sales, in the comparable period of the prior year. The increase in operating expenses for the three months ended January 31, 2022 was primarily for one-time costs in the amount of $325,000, related to the Company's previously announced decision to exit certain markets where the Company had historically sold products directly and professional services related to ongoing financing related activities. Operating expenses for the current period also included increases related to wages, benefits, and incentive and stock-based compensation of $25,000, $78,000 in consulting and professional fees, and $74,000 of international expenses, partially offset by a decrease of $100,000 in marketing expenses. The increase in operating expenses for the nine months ended January 31, 2022 was primarily for increases related to wages, benefits, and incentive and stock-based compensation of $888,000, increases in international expenses of $183,000, and one-time costs of $325,000, as described above, partially offset by decreases of $355,000 in marketing expenses and $71,000 in consulting and professional fees.
Interest expense, net was $158,000 and $396,000 for the three and nine months ended January 31, 2022, respectively, as compared to $105,000 and $310,000 for the comparable periods of the prior year. The changes in interest expense were primarily attributable to changes in borrowing levels.
The effective income tax rates for the three and nine months ended January 31, 2022 were (45.0)% and (17.5)% as compared to 113.2% and 59.3% for the three and nine months ended January 31, 2021. Income tax expense of $399,000 and an income tax benefit of $813,000 was recorded for the three months ended January 31, 2022 and 2021, respectively. Income tax expense of $845,000 and an income tax benefit of $989,000 was recorded for the nine months ended January 31, 2022 and 2021, respectively. The change in the effective tax rate for the three and nine months ended January 31, 2022 reflects the impact of international operations which are taxed at different rates, combined with no U.S. tax benefit being recorded for the most recent quarter due to the Company's full valuation allowance position. See Note J, Income Taxes, of the Notes to Condensed Consolidated Financial Statements for additional information.
Non-controlling interests related to the Company's subsidiaries not 100% owned by the Company increased net loss by $33,000 and $89,000 for the three and nine months ended January 31, 2022, respectively, as compared to $14,000 and $19,000 for the comparable periods of the prior year. The change in the net earnings attributable to the non-controlling interest in the current period was due to changes in earnings of the subsidiaries in the related period.
Net loss was $1,319,000, or $(0.47) per diluted share, for the three months ended January 31, 2022, compared to net earnings of $81,000, or $0.03 per diluted share, in the prior year period. A net loss of $5,764,000, or $(2.07) per diluted share, was reported for the nine months ended January 31, 2022, compared to a net loss of $697,000, or $(0.25) per diluted share, in the prior year period.
Liquidity and Capital Resources
Historically, the Company's principal sources of liquidity have been funds generated from operations, supplemented as needed by short-term borrowings under the Company's revolving credit facility. Additionally, certain machinery and equipment are financed by non-cancellable operating leases. The Company believes that these sources will be sufficient to support ongoing business requirements in the current fiscal year, including capital expenditures. As disclosed in the Form 8-K filed with the SEC on December 22, 2021, the Company has signed an Agreement for Purchase and Sale of Real Property providing for the sale and leaseback of the Company's facilities in Statesville, North Carolina. Closing of that agreement is subject to satisfactory completion of due diligence by the purchaser; that due diligence is ongoing.
The Company had working capital of $21,412,000 at January 31, 2022, compared to $26,276,000 at April 30, 2021. The ratio of current assets to current liabilities was 1.5-to-1.0 at January 31, 2022, compared to 1.8-to-1.0 at April 30, 2021. The Company's short-term debt and working capital were significantly impacted by the $4,186,000 of increased raw material costs that the Company was not able to pass along to customers due to the fixed price nature of our contracts. At January 31, 2022, advances of $8.4 million were outstanding under the Company's credit facilities, compared to advances of $6.8 million outstanding as of April 30, 2021. The Company had standby letters of credit outstanding of $704,000 at January 31, 2022, unchanged from April 30, 2021. Amounts available under the $15.0 million revolving credit facility were $4.1 million and $7.5 million at January 31, 2022 and April 30, 2021, respectively. For additional information concerning our credit facility, see Note F, Long-Term Debt and Other Credit Arrangements.
As previously reported in the Company's 2021 Annual Report on Form 10-K, the Company was compliant at April 30, 2021 with all of the financial covenants under the revolving credit facility. At January 31, 2022, the Company was in compliance with all the financial covenants under its revolving credit facility. During the three months ended January 31, 2022, the supplemental liquidity threshold for the Company, as defined in the Credit Agreement, fell below $3,000,000 for one reporting period. The Company has obtained a waiver of the debt covenant violation that occurred on that date and returned to full compliance for the subsequent months during the period ended January 31, 2022.
The Company used cash of $1,087,000 during the nine months ended January 31, 2022. Cash was used primarily for operations and increases in receivables of $2.2 million, inventory of $3.4 million and other, net of $3.5 million, partially offset by an increase in accounts payable and other accrued expenses of $10.7 million. During the nine months ended January 31, 2022, the Company used net cash of $1,222,000 in investing activities, all of which was used for capital expenditures. The Company's financing activities provided cash of $2,119,000 during the nine months ended January 31, 2022, primarily from net increases in short-term borrowings as a result of increased raw material costs, as discussed above.
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

As discussed in our Form 10-Q for the period ended October 31, 2021, on November 5, 2021, the Company experienced a criminal network cyber attack that led to a disruption of its domestic operations, including manufacturing, engineering, administration, and sales operations. The temporary production disruption had a material impact on sales and earnings for the period ended January 31, 2022, however, the Company believes it will have an immaterial impact for the remainder of the fiscal year. While the Company has insurance coverage against recovery costs and business interruption resulting from cyber attacks, the Company has incurred expenses and losses related to this attack that have exhausted its existing cyber insurance coverage. The Company will seek to obtain insurance for losses related to any similar future events, but there can be no assurance that such insurance will be available to the Company.
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
Looking forward, the Company is optimistic about opportunities for growth within existing end-markets. As the economy continues to re-open, the Company anticipates that project awards will accelerate and the pace of construction will increase. The Company has been focused on restoring and expanding manufacturing capacity that had been previously reduced due to COVID-19. The Company has also been implementing surcharges on new orders with the goal of aligning revenue to offset the broad based price increases for materials including steel, aluminum, hard woods, and resin products that have impacted the Company's financial performance for the first nine months of the fiscal year. The Company expects improved financial performance through the remainder of this fiscal year and into fiscal year 2023.
Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
Certain statements included and referenced in this report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that could significantly impact results or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, economic, competitive, governmental and technological factors affecting our operations, markets, products, services and prices, as well as prices for certain raw materials and energy. The cautionary statements made by us pursuant to the Reform Act herein and elsewhere should not be construed as exhaustive. We cannot always predict what factors would cause actual results to differ materially from those indicated by the forward-looking statements. Many important factors that could cause such differences are described under the caption "Risk Factors" in Item 1A in the Company's 2021 Annual Report on Form 10-K and in our subsequent quarterly reports on Form 10-Q. In addition, readers are urged to consider statements that include the terms "believes," "belief," "expects," "plans," "objectives," "anticipates," "intends" or the like to be uncertain and forward-looking. These forward-looking statements speak only as of the date of this document. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There are no material changes to the disclosures made on this matter in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2021.
Item 4.    Controls and Procedures
(a) Evaluation of disclosure controls and procedures
An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of January 31, 2022. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that, as of January 31, 2022, the Company's disclosure controls and procedures were adequate and effective and designed to ensure that all material information required to be filed in this quarterly report is made known to them by others within the Company and its subsidiaries.

As disclosed in the Company's Form 10-Q for the period ended October 31, 2021, on November 5, 2021, the Company experienced a criminal network cyber attack that led to a disruption of its domestic operations. The Company engaged a leading cybersecurity firm to perform a forensic investigation of this attack and, as a result of the investigation, has identified a deficiency in its logical access control over its IT systems. Remediation steps have already begun and are ongoing.
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
We recently experienced a network cyber attack that disrupted our domestic operations.
As disclosed in our Form 10-Q for the period ended October 31, 2021, on November 5, 2021, the Company experienced a criminal network cyber attack that led to a disruption of its domestic operations, including manufacturing, engineering, administration, and sales operations. As of November 15, 2021, the Company had substantially restored its operations. The Company has engaged third party experts, including a cybersecurity firm, to perform a fulsome forensic investigation of this attack; among other things, the cybersecurity firm assessed whether any confidential or sensitive data had been compromised. Based on the results of the investigation to date, the Company does not believe any confidential or sensitive data has been downloaded, stolen from the Company's systems, or otherwise exfiltrated. The Company had insurance coverage against recovery costs and business interruption resulting from cyber attacks. However, the Company incurred expenses and losses in excess of its existing insurance coverage. While the Company will seek to obtain insurance for losses related to any similar future events, there can be no assurance that such insurance will be available to the Company. Any future such events, particularly if not covered by insurance, could have material adverse effects on the Company's business and/or results of operations.
Item 6.    Exhibits

10.1*	Separation Agreement dated as of December 22, 2021 between Kewaunee Scientific Corporation and Lisa Ryan
10.2	Agreement for Purchase and Sale of Real Property, dated as of December 22, 2021 between CAI Investments Sub Series 100, LLC and Kewaunee Scientific Corporation
10.3	Amendment 1 to the Agreement for Purchase and Sale of Real Property, dated January 21, 2022
10.4	Amendment 2 to the Agreement for Purchase and Sale of Real Property, dated January 24, 2022
10.5	Amendment 3 to the Agreement for Purchase and Sale of Real Property, dated January 26, 2022
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* The referenced exhibit is a management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEWAUNEE SCIENTIFIC CORPORATION (Registrant)

Date: March 11, 2022	By	/s/ Donald T. Gardner III
Donald T. Gardner III
(As duly authorized officer and Vice President, Finance and Chief Financial Officer)