Form 10-K
period 2022-04-30
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2022-07-01
CIK 55529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-K
__________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2022
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
__________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of shares of voting stock held by non-affiliates of the registrant was approximately $32,465,075 based on the last reported sale price of the registrant's Common Stock on October 31, 2021, the last business day of the registrant's most recently completed second fiscal quarter. Only shares beneficially owned by directors of the registrant (excluding shares subject to options) and each person owning more than 10% of the outstanding Common Stock of the registrant were excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of June 28, 2022, the registrant had outstanding 2,792,784 shares of Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE: Those portions of the Company's proxy statement for use in connection with Kewaunee Scientific Corporation's annual meeting of stockholders to be held on August 24, 2022, indicated in this report are incorporated by reference into Part III hereof.

PART I
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this document constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). All statements other than statements of historical fact included in this Annual Report, including statements regarding the Company's future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "predict," "believe" and similar words, expressions and variations of these words and expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to known and unknown risks, uncertainties, assumptions, and other important factors that could significantly impact results or achievements expressed or implied by such forward-looking statements. Such factors, risks, uncertainties and assumptions include, but are not limited to: competitive and general economic conditions and the ongoing impact of the COVID-19 pandemic, including disruptions from government mandates, both domestically and internationally, as well as supplier constraints and other supply disruptions; changes in customer demands; technological changes in our operations or in our industry; dependence on customers’ required delivery schedules; risks related to fluctuations in the Company’s operating results from quarter to quarter; risks related to international operations, including foreign currency fluctuations; changes in the legal and regulatory environment; changes in raw materials and commodity costs; acts of terrorism, war, governmental action, natural disasters and other Force Majeure events; and the ultimate impact on the Company of the cyber attack suffered on November 5, 2021. The cautionary statements made pursuant to the Reform Act herein and elsewhere by us should not be construed as exhaustive. We cannot always predict what factors would cause actual results to differ materially from those indicated by the forward-looking statements. Over time, our actual results, performance, or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and harmful to our stockholders' interest. Many important factors that could cause such a difference are described under the caption "Risk Factors," in Item 1A of this Annual Report, which you should review carefully. These forward-looking statements speak only as of the date of this document. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.
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
Our products are sold primarily through purchase orders and contracts submitted by customers through our dealers, our subsidiaries in Singapore and India, and a national distributor. Products are sold principally to pharmaceutical, biotechnology, industrial, chemical and commercial research laboratories, educational institutions, healthcare institutions, governmental entities, and manufacturing facilities. We consider the markets in which we compete to be highly competitive, with a significant amount of the business involving competitive public bidding.
It is common in the laboratory and healthcare furniture industries for customer orders to require delivery at extended future dates, as products are frequently installed in buildings yet to be constructed. Changes or delays in building construction may cause delays in delivery of the orders and our recognition of the sale. Since prices are normally quoted on a firm basis in the industry, we bear the burden of possible increases in labor and material costs between quotation of an order and delivery of the product. The impact of such possible increases is considered when determining the sales price. The primary raw materials and products manufactured by others and used by us in our products are cold-rolled carbon and stainless steel, hardwood lumber and plywood, paint, chemicals, resins, hardware, plumbing and electrical fittings. Such materials and products are purchased from multiple suppliers and are typically readily available.
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
Our business is not generally cyclical, although domestic sales are sometimes lower during our third quarter because of slower construction activity in certain areas of the country during the winter months. Sales for two of the Company's domestic dealers and our national stocking distributor represented, in the aggregate, approximately 38% and 40% of the Company's sales in fiscal years 2022 and 2021, respectively. Loss of all or part of our sales to a large customer would have a material effect on our financial operations.
Our order backlog at April 30, 2022 was $173.9 million, as compared to $114.5 million at April 30, 2021. Based on scheduled shipment dates and past experience, we estimate that not less than 86% of our order backlog at April 30, 2022 will be shipped during fiscal year 2023. However, it may be expected that delays in shipments will occur because of customer rescheduling or delay in completion of projects which involve the installation of our products.
SEGMENT INFORMATION
See Note 11, Segment Information, of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for information concerning our Domestic and International business segments.
COMPETITION
We consider the industries in which we participate to be highly competitive and believe that the principal deciding factors are price, product performance, and customer service. A significant portion of our business is based upon competitive public bidding.
RESEARCH AND DEVELOPMENT
The amount spent and expensed by us during the fiscal year ended April 30, 2022 on research and development activities related to new or redesigned products was $990,000. The amount spent for similar purposes in the fiscal year ended April 30, 2021 was $1,406,000.
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
EMPLOYEES
At April 30, 2022, the Company had the following number of full-time employees:
575 (Domestic); 318 (International).
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
The financial markets in the United States, Europe and Asia have in the past been, and may in the future be, volatile. The tightening of credit in financial markets, worsening of economic conditions, a prolonged global, national or regional economic recession or other similar events could have a material adverse effect on the demand for our products and on our sales, pricing and profitability. We are unable to predict the likely occurrence or duration of these adverse economic conditions and the impact these events may have on our operations and the end users who purchase our products.
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
We have substantial sales to three of our domestic channel partners. The combined sales to two dealers and our national stocking distributor accounted for approximately 38% of our sales in fiscal year 2022. Loss of all or a part of our sales to a large channel partner would have a material effect on our revenues and profits until an alternative channel partner could be developed.
An increase in the price of raw materials and energy could negatively affect our sales and profits.
It is common in the laboratory and healthcare furniture industries for customers to require delivery at extended future dates, as products are frequently installed in buildings yet to be constructed. Since prices are normally quoted on a firm basis in the industry, we bear the burden of possible increases in labor, material and energy costs between the quotation of an order and the delivery of the products. Our principal raw materials are steel, including stainless steel, wood and epoxy resin. Numerous factors beyond our control, such as general economic conditions, competition, worldwide demand, labor costs, energy costs, and import duties and other trade restrictions, influence prices for our raw materials. During the fiscal year ended April 30, 2022, prices for two of our principal raw materials, steel and epoxy resin, increased 149% and 162%, respectively. We have not always been able, and in the future we might not be able, to increase our product prices in amounts that correspond to increases in costs of raw materials, without materially and adversely affecting our sales and profits. Where we are not able to increase our prices, increases in our raw material costs will adversely affect our profitability.
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
Our principal markets are in the laboratory and healthcare building construction industry. This industry is subject to significant volatility due to various factors, none of which is within our control. Declines in construction activity or demand for our products could materially and adversely affect our business and financial condition.

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
•Interruptions in service by common carriers that ship goods within our distribution channels; and
Disruptions of our supply chain could have a material adverse effect on our operating and financial results.
Disruption of our supply chain capabilities due to trade restrictions, political instability, severe weather, natural disasters, public health crises, war, terrorism, or labor supply could impair our ability to source key components. If we are required to obtain these components from an alternate source, we may not be able to obtain pricing on as favorable terms. Additionally, we may be forced to pay additional transportation costs and/or we may experience a delay in our ability to meet demand for our products. Any of the foregoing disruptions could exacerbate other risk factors and have an adverse effect on operating results and financial condition. During fiscal year 2022, we experienced increases in raw material costs as a result of supply chain disruptions, and we could continue to experience such increases.
We recently experienced a network cyber attack that disrupted our domestic operations. Future cybersecurity incidents could expose us to liability and damage our reputation and our business.
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

As disclosed in our Form 10-Q for the period ended October 31, 2021, on November 5, 2021, the Company experienced a criminal network cyber attack that led to a disruption of our domestic operations, including manufacturing, engineering, administration, and sales operations. By November 15, 2021, we had substantially restored our operations. We engaged third party experts, including a cybersecurity firm, to perform a fulsome forensic investigation of this attack; among other things, the cybersecurity firm assessed whether any confidential or sensitive data had been compromised. Based on the results of the investigation, we do not believe any confidential or sensitive data has been downloaded, stolen from the Company's systems, or otherwise exfiltrated. The Company had insurance coverage against recovery costs and business interruption resulting from cyber attacks. However, the Company incurred expenses and losses in excess of its existing insurance coverage. As of April 30, 2022, the Company no longer had active insurance coverage against potential cyber attacks.
While the Company will seek to obtain insurance for losses related to any similar future events, there can be no assurance that such insurance will be available to the Company. Any future such events, particularly if not covered by insurance, could have material adverse effects on the Company's business and/or results of operations. Additionally, we expect to continue to make investments in our information technology infrastructure. The implementation of these investments may be more costly or take longer than we anticipate, or could otherwise adversely affect our business operations, which could negatively impact our financial position, results of operations or cash flows.
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
We are continuing to closely monitor developments related to the COVID-19 pandemic to assess its impact on our business; however, due to the wide-ranging and highly uncertain nature of this event, it currently is not possible to estimate the ultimate direct and indirect impact of COVID-19 on our business, results of operations, financial condition, or liquidity with reasonable certainty.
Thus far, throughout the pandemic, we believe we have successfully navigated the risks associated with COVID-19 and have been able to successfully maintain our business operations. The extent of the continued impact of COVID-19 on our business and financial results depends on future developments, including the emergence of new and different strains of the virus and the effectiveness of vaccinations and other public health measures. Other pandemics are also possible with similar or worse public health outcomes. The sweeping nature of pandemics makes it extremely difficult to predict how and to what extent our business and operations could be affected in the long run. Our workforce, and the workforce of our vendors, service providers, and counterparties, could be affected by COVID-19, which could result in an adverse impact on our ability to conduct business. We are continuing to take precautions to protect the safety and well-being of our employees while striving to provide uninterrupted services to our customers. Since the onset of the pandemic, we have continued to support our business operations. However, no assurance can be given that these actions will be sufficient, nor can we predict the level of disruption that will occur to our employees' ability to provide customer support and service. In addition, the increase in the number of our employees working remotely has increased certain risks to our business, including increased demand on our information technology resources and systems, greater potential for phishing and other cyber attacks, and an increase in the number of points of potential attack. Any failure to manage these risks effectively and to identify and respond to any cyber attacks on a timely basis may adversely affect our business. New processes, procedures, and controls may be required to respond to any changes in our business environment. Further, should any key employees become ill from COVID-19 and unable to work, our ability to operate our internal controls may be adversely impacted.
Additional factors related to COVID-19 or other major public health issues that could have material and adverse effects on our ability to successfully operate include, but are not limited to, the following:
•The efforts of governmental and non-governmental organizations in combating the spread and severity of COVID-19 or other major public health issues may not be effective. Further, we cannot predict how legal and regulatory responses to concerns about COVID-19 or other major public health issues will impact our business;
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
•A material disruption in our supply chain, which could affect our ability to source products from vendors on a timely basis or on favorable terms.

Sales to customers outside the United States or with international operations expose us to risks inherent in international sales.
During fiscal year 2022, 26% of our revenues were derived from sales outside of the United States. A key element of our growth strategy is to expand our worldwide customer base and our international operations. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic and political risks that are different from those in the United States. We cannot assure you that our expansion efforts into other international markets will be successful. Our experience in the United States and other international markets in which we already have a presence may not be relevant to our ability to expand in other emerging markets. Our international expansion efforts may not be successful in creating further demand for our products outside of the United States or in effectively selling our products in the international markets we enter.
Item 1B. Unresolved Staff Comments
Not Applicable.
Item 2. Properties
We lease and operate three adjacent manufacturing facilities in Statesville, North Carolina. These facilities also house our corporate offices, as well as sales and marketing, administration, engineering and drafting personnel. These facilities together comprise 413,000 square feet and are located on 20 acres of land. On March 24, 2022, we entered into a Sale-Leaseback Arrangement (defined below), pursuant to which we sold, and now lease, our manufacturing and office facilities in Statesville, North Carolina. See Note 5, Sale-Leaseback Financing Transaction, of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for information concerning the Sale-Leaseback Arrangement. In addition, we lease our primary distribution facility and other warehouse facilities totaling 365,000 square feet in Statesville, North Carolina. Further, we lease an office facility in Charlotte, North Carolina, comprising 3,500 square feet. In Bangalore, India we lease and operate a manufacturing facility comprising 83,000 square feet and a facility comprising 16,000 square feet that houses sales and administrative offices. Our sales offices in Singapore and Saudi Arabia comprise 1,600 and 1,100 square feet, respectively. We believe our facilities are suitable for their respective uses and are adequate for our current needs.
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
As of June 28, 2022, we estimate there were approximately 964 holders of our common shares, of which 118 were stockholders of record. The declaration and payment of any future dividends is at the discretion of the Board of Directors and will depend upon many factors, including the Company's earnings, capital requirements, investment and growth strategies, financial conditions, the terms of the Company's indebtedness, which has contained, and may contain in the future, provisions that could limit the payment of dividends in certain circumstances, and other factors that the Board of Directors may deem to be relevant.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
See Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, in this Form 10-K for a discussion of securities authorized for issuance under our equity compensation plans.

Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
Kewaunee Scientific Corporation is a recognized leader in the design, manufacture and installation of laboratory, healthcare and technical furniture products. The Company's corporate headquarters are located in Statesville, North Carolina. Sales offices are located in the United States, India, Saudi Arabia, and Singapore. Three manufacturing facilities are located in Statesville serving the domestic and international markets, and one manufacturing facility is located in Bangalore, India serving the local, Asian, and African markets. Kewaunee Scientific Corporation's website is located at www.kewaunee.com.
Our products are sold primarily through purchase orders and contracts submitted by customers through our dealers, our subsidiaries in Singapore and India, and a national distributor. Products are sold principally to pharmaceutical, biotechnology, industrial, chemical and commercial research laboratories, educational institutions, healthcare institutions, governmental entities, manufacturing facilities and users of networking furniture. We consider the markets in which we compete to be highly competitive, with a significant amount of the market requiring competitive public bidding.
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
Allowance for Doubtful Accounts
Evaluation of the allowance for doubtful accounts involves management judgments and estimates. We evaluate the collectability of our trade accounts receivable based on a number of factors. In circumstances where management is aware of a customer's inability to meet its financial obligations to us, or a project dispute makes it unlikely that the outstanding amount owed by a customer will be collected, a specific reserve for bad debts is estimated and recorded to reduce the recognized receivable to the estimated amount we believe will ultimately be collected. In addition to specific customer identification of potential bad debts, a reserve for bad debts is estimated and recorded based on our recent past loss history and an overall assessment of past due trade accounts receivable amounts outstanding.
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

Self-Insurance Reserves
The Company's domestic operations are self-insured for employee health care costs. The Company has purchased specific stop-loss insurance policies to limit claims above a certain amount. Estimated medical costs were accrued for claims incurred but not reported using assumptions based upon historical loss experiences. The Company's exposure reflected in the self-insurance reserves varies depending upon market conditions in the insurance industry, availability of cost-effective insurance coverage, and actual claims versus estimated future claims.
Income Taxes
We are subject to income taxes in the U.S. (federal and state) and numerous foreign jurisdictions. Tax laws, regulations, administrative practices, and interpretations in various jurisdictions may be subject to significant change, with or without notice, due to economic, political, and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. In addition, our actual and forecasted earnings are subject to change due to economic, political, and other conditions, such as the COVID-19 pandemic.
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
RESULTS OF OPERATIONS
Sales for fiscal year 2022 were $168.9 million, an increase from fiscal year 2021 sales of $147.5 million. Domestic sales for fiscal year 2022 were $126.9 million, an increase of 14.2% compared to fiscal year 2021 sales of $111.0 million. The increase in Domestic sales resulted from both higher volumes and the implementation of price increases in response to higher raw material input costs. International sales for fiscal year 2022 were $42.0 million, an increase of 15.3% from fiscal year 2021 sales of $36.5 million. The increase in International sales in fiscal year 2022 is a result of strong demand across the international markets, primarily in India, coupled with COVID-19 related restrictions on construction site access and government mandated shut-downs in India that significantly impacted the prior year sales.
Our order backlog was $173.9 million at April 30, 2022, as compared to $114.5 million at April 30, 2021. This is the highest order backlog in the Company's history. The increase in backlog is primarily attributable to strength in the life science and higher education end-use markets within the United States. Internationally, customers continue to invest in large infrastructure projects requiring laboratories in India, the Middle East, and Africa and we were awarded multiple multi-year projects during the year.
Gross profit represented 14.3% and 16.3% of sales in fiscal years 2022 and 2021, respectively. The decrease in gross profit margin percentage for fiscal year 2022 is a result of supplier constraints resulting from COVID-19, as well as other supply chain disruptions, that led to increases in steel, wood, and epoxy resin raw material costs, when compared to the prior year, of $4,559,000 in excess of surcharges implemented and recorded as sales. The gross profit margin decrease was also impacted by the cyber attack that occurred during the third quarter, which resulted in $1,131,000 of margin loss due to disruption of production, loss of sales, and absorption of fixed overhead costs which were not covered by the Company's cyber insurance policy.
Operating expenses were $26.8 million and $25.3 million in fiscal years 2022 and 2021, respectively, and 15.9% and 17.2% of sales, respectively. The increase in operating expense in fiscal year 2022 as compared to fiscal year 2021 was primarily for increases related to wages, benefits, incentive and stock-based compensation of $1,098,000, increases in international operating expenses of $693,000, and one-time costs in the amount of $325,000 related to both the Company's decision to exit certain markets where the Company had historically sold products directly and professional fees related to financing activities, partially offset by decreases of $545,000 in marketing expenses.
Pension income was $355,000 in fiscal year 2022, compared to pension expense of $1,153,000 in fiscal year 2021. The decrease in pension expense was due to the favorable impact from pension accounting because of the recovery of the plan assets at previous fiscal year-ends.
Other income, net was $400,000 and $241,000 in fiscal years 2022 and 2021, respectively. The increase in other income in fiscal year 2022 was primarily due to the interest earned on the Note Receivable related to the Sale-Leaseback financing transaction that was executed on March 24, 2022. See Note 5, Sale-Leaseback Financing Transaction for additional information on this transaction.

Interest expense was $632,000 and $389,000 in fiscal years 2022 and 2021, respectively. The change in interest expense for fiscal year 2022 was primarily due to changes in the levels of bank borrowings and the Sale-Leaseback financing transaction.
Income tax expense was $3.5 million and $990,000 for fiscal years 2022 and 2021, respectively, or 141.6% and 37.8% of pretax loss, respectively. The effective rate change for fiscal year 2022 is primarily due to an increase in the valuation allowance primarily attributable to the increase in deferred taxes of $4,170,000 before valuation allowance as a result of the book to tax differences related to the Company's execution of a Sale-Leaseback transaction for owned real property, which was treated as a taxable sale transaction for tax purposes and a financing transaction for financial statement reporting purposes. The effective rate in fiscal year 2021 was also unfavorably impacted due to changes in the valuation allowance and reduced benefit on net operating loss carryback available.
Net earnings attributable to the non-controlling interest related to our subsidiaries that are not 100% owned by the Company were $123,000 and $65,000 for fiscal years 2022 and 2021, respectively. The changes in the net earnings attributable to the non-controlling interest for each year were due to changes in the levels of net income of the subsidiaries.
Net loss was $6,126,000, or $2.20 per diluted share, and $3,672,000, or $1.33 per diluted share, for fiscal years ended April 30, 2022 and April 30, 2021, respectively. The increase in net loss was attributable to the factors discussed above.
LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of liquidity have historically been funds generated from operating activities. In addition, on March 24, 2022, we executed a Sale-Leaseback financing transaction with respect to our manufacturing and corporate facilities in Statesville, North Carolina to provide additional liquidity. See Note 5, Sale-Leaseback Financing Transaction for more information. Additionally, certain machinery and equipment are financed by non-cancelable operating leases. We believe that these sources of funds will be sufficient to support ongoing business requirements, including capital expenditures, through fiscal year 2023.
At April 30, 2022, we had advances of $1.6 million and standby letters of credit aggregating $716,000 outstanding under our secured, $4.7 million revolving credit facility. See Note 4, Long-term Debt and Other Credit Arrangements, of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report for additional information concerning our credit facility. We did not have any off balance sheet arrangements at April 30, 2022 or 2021.
The following table summarizes the cash payment obligations for our lease and financing arrangements as of April 30, 2022:
PAYMENTS DUE BY PERIOD
($ in thousands)

Contractual Cash Obligations	Total	1 Year	2-3 Years	4-5 Years	After 5 years
Operating Leases	$8,821	$1,849	$2,908	$2,217	$1,847
Financing Lease Obligations	399	148	180	71	—
Sale-Leaseback Financing Transaction	45,811	1,893	3,901	4,059	35,958
Total Contractual Cash Obligations	$55,031	$3,890	$6,989	$6,347	$37,805

The Company's operating activities used cash of $7,885,000 in fiscal year 2022, primarily for operations, and increases in inventories of $7,279,000 and receivables of $8,464,000, partially offset by increases in accounts payable and accrued expenses of $11,886,000 and a decrease in income tax receivable of $955,000. Operating activities provided cash of $912,000 in fiscal year 2021, primarily from operations, and increases in accounts payable and accrued expenses of $4,567,000 and a decrease in income tax receivable of $1,762,000, partially offset by increases in inventories of $1,188,000 and receivables of $4,874,000.
The Company's financing activities provided cash of $11,031,000 during fiscal year 2022 from proceeds of $15,893,000 from the Sale-Leaseback transaction, including redemption of preferred shares from the buyer, net of debt issuance costs, partially offset by payments of $5,239,000 for short-term borrowings. The Company's financing activities provided cash of $1,982,000 during fiscal year 2021 from proceeds from the net increase in short-term borrowings of $2,109,000, partially offset by cash dividends of $108,000 paid to minority interest holders and repayment of long-term debt of $19,000.
The majority of the April 30, 2022 accounts receivable balances are expected to be collected during the first quarter of fiscal year 2023, with the exception of retention amounts on fixed-price contracts which are collected when the entire construction project is completed and all retention funds are paid by the owner.
As discussed above, no further benefits have been, or will be, earned under our pension plans after April 30, 2005, and no additional participants have been, or will be, added to the plans. In fiscal year 2022, we made no contributions to the plans. In fiscal year 2021, we made contributions to the plans of $30,000. We expect to make no contributions to the plans for fiscal year 2023.
Capital expenditures were $1,908,000 and $2,397,000 in fiscal years 2022 and 2021, respectively. Capital expenditures in fiscal year 2022 were funded primarily from financing activities. Fiscal year 2023 capital expenditures are anticipated to be approximately $3.5 million. The fiscal year 2023 expenditures are expected to be funded primarily by operating activities and proceeds from the sale-leaseback financing transaction.
Working capital was $49.3 million at April 30, 2022, up from $26.3 million at April 30, 2021, and the ratio of current assets to current liabilities was 2.2-to-1.0 at April 30, 2022 and 1.8-to-1.0 at April 30, 2021. The increase in working capital for fiscal year 2022 was driven by a $13.5 million Note Receivable related to the sale-leaseback financing transaction, resulting in a $5.2 million reduction in short-term borrowing and a $5.2 million increase in managed working capital.
No dividends were declared or paid on the Company's common stock during the last two fiscal years. The declaration and payment of any future dividends is at the discretion of the Board of Directors and will depend upon many factors, including the Company's earnings, capital requirements, investment and growth strategies, financial condition, the terms of the Company's indebtedness, which has contained, and may in the future contain, provisions that could limit the payment of dividends in certain circumstances, and other factors that the Board of Directors may deem to be relevant.
RECENT ACCOUNTING STANDARDS
See Note 1, Summary of Significant Accounting Policies, to our Consolidated Financial Statements in this Form 10-K for a discussion of new accounting pronouncements, which is incorporated herein by reference.
OUTLOOK
Financial Outlook
The Company's ability to predict future demand for its products continues to be limited given its role as subcontractor or supplier to dealers for subcontractors. Demand for the Company's products is also dependent upon the number of laboratory and healthcare construction projects planned and/or current progress in projects already under construction.
As the fiscal year concluded, economic uncertainty remained from continued broad-based inflation, a challenging labor market, and a possible recession. With that being said, the Company believes the outlook is bright based on Kewaunee’s record backlog and improved operating performance during the fiscal year. The Company believes the strength in its backlog demonstrates the confidence customers have in Kewaunee’s ability to meet their requirements. When combined with changes in its go-to-market strategy and continued investment in its manufacturing operations, the Company feels it is well-positioned for the next fiscal year.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rates
We are exposed to market risk in the area of interest rates. This exposure is associated with advances outstanding under our bank line of credit and certain lease obligations for production machinery, all of which are priced on a floating rate basis. Advances outstanding under the bank line of credit were $1.6 million at April 30, 2022, bearing interest at floating rates. We believe that our current exposure to interest rate market risk is not material.
Foreign Currency Exchange Rates
Our results of operations could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We derive net sales in U.S. dollars and other currencies including Indian rupees, Singapore dollars, and other currencies. For fiscal year 2022, 25% of net sales were derived in currencies other than U.S. dollars. We incur expenses in currencies other than U.S. dollars relating to specific contracts with customers and for our operations outside the U.S.
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

We have foreign currency cash accounts to operate our global business. These accounts are impacted by changes in foreign currency rates. Cash balances at April 30, 2022 of $6.1 million were held by our foreign subsidiaries and denominated in currencies other than U.S. dollars.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Kewaunee Scientific Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Kewaunee Scientific Corporation and subsidiaries (the “Company”) as of April 30, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the two years in the period ended April 30, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2022, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ FORVIS, LLP
(formerly, Dixon Hughes Goodman LLP)
We have served as the Company's auditor since 2020.
Charlotte, NC
July 1, 2022

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended April 30	Kewaunee Scientific Corporation

$ and shares in thousands, except per share amounts	2022	2021
Net sales	$168,872	$147,469
Cost of products sold	144,652	123,476
Gross profit	24,220	23,993
Operating expenses	26,828	25,309
Operating loss	(2,608)	(1,316)
Pension income (expense)	355	(1,153)
Other income, net	400	241
Interest expense	(632)	(389)
Loss before income taxes	(2,485)	(2,617)
Income tax expense	3,518	990
Net loss	(6,003)	(3,607)
Less: net earnings attributable to the non-controlling interest	123	65
Net loss attributable to Kewaunee Scientific Corporation	$(6,126)	$(3,672)
Net loss per share attributable to Kewaunee Scientific Corporation stockholders
Basic	$(2.20)	$(1.33)
Diluted	$(2.20)	$(1.33)
Weighted average number of common shares outstanding
Basic	2,786	2,760
Diluted	2,786	2,760

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended April 30	Kewaunee Scientific Corporation

$ in thousands	2022	2021
Net loss	$(6,003)	$(3,607)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(186)	(23)
Change in unrecognized actuarial gain on pension obligations	21	6,044
Comprehensive income (loss), net of tax	$(6,168)	$2,414
Less comprehensive income attributable to the non-controlling interest	123	65
Total comprehensive income (loss) attributable to Kewaunee Scientific Corporation	$(6,291)	$2,349

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Kewaunee Scientific Corporation

$ in thousands, except shares and per share amounts	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at April 30, 2020	$6,885	$3,360	$(53)	$37,821	$(9,598)	$38,415
Net loss attributable to Kewaunee Scientific Corporation	—	—	—	(3,672)	—	(3,672)
Other comprehensive income	—	—	—	—	6,021	6,021
Stock based compensation	30	447	—	—	—	477
Balance at April 30, 2021	6,915	3,807	(53)	34,149	(3,577)	41,241
Net loss attributable to Kewaunee Scientific Corporation	—	—	—	(6,126)	—	(6,126)
Other comprehensive loss	—	—	—	—	(165)	(165)
Stock based compensation	68	676	—	—	—	744
Balance at April 30, 2022	$6,983	$4,483	$(53)	$28,023	$(3,742)	$35,694

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

April 30	Kewaunee Scientific Corporation
$ and shares in thousands, except per share amounts	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$4,433	$5,206
Restricted cash	2,461	525
Receivables, less allowance: $357 (2022); $636 (2021)	41,254	32,882
Inventories	23,796	16,517
Income tax receivable	—	955
Note receivable	13,457	—
Prepaid expenses and other current assets	6,164	4,372
Total Current Assets	91,565	60,457
Property, plant and equipment, net	15,121	15,982
Right of use assets	7,573	9,279
Other assets	4,514	3,666
Total Assets	$118,773	$89,384
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Short-term borrowings	$1,588	$6,828
Current portion of financing liability	575	—
Current portion of financing lease liability	126	21
Current portion of operating lease liabilities	1,319	1,348
Accounts payable	27,316	16,780
Employee compensation and amounts withheld	4,504	4,726
Deferred revenue	3,529	3,123
Other accrued expenses	3,336	1,355
Total Current Liabilities	42,293	34,181
Long-term portion of financing liability	28,775	—
Long-term portion of financing lease liability	228	91
Long-term portion of operating lease liabilities	6,179	7,860
Accrued pension and deferred compensation costs	4,159	4,652
Deferred income taxes	428	307
Other non-current liabilities	531	806
Total Liabilities	82,593	47,897
Commitments and Contingencies (Note 9)
Stockholders' Equity
Common stock, $2.50 par value, Authorized—5,000 shares;
Issued— 2,793 shares (2022); 2,766 shares (2021)
Outstanding— 2,790 shares (2022); 2,763 shares (2021)	6,983	6,915
Additional paid-in capital	4,483	3,807
Retained earnings	28,023	34,149
Accumulated other comprehensive loss	(3,742)	(3,577)
Common stock in treasury, at cost: 3 shares	(53)	(53)
Total Kewaunee Scientific Corporation Stockholders' Equity	35,694	41,241
Non-controlling interest	486	246
Total Stockholders' Equity	36,180	41,487
Total Liabilities and Stockholders' Equity	$118,773	$89,384

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended April 30	Kewaunee Scientific Corporation
$ in thousands	2022	2021
Cash Flows from Operating Activities
Net loss	$(6,003)	$(3,607)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation	2,769	2,687
Bad debt provision	92	53
Stock based compensation expense	729	634
Provision for deferred income taxes	120	1,662
Change in assets and liabilities:
Receivables	(8,464)	(4,874)
Inventories	(7,279)	(1,188)
Income tax receivable	955	1,762
Accounts payable and other accrued expenses	11,886	4,567
Deferred revenue	406	615
Other, net	(3,096)	(1,399)
Net cash (used) provided by operating activities	(7,885)	912
Cash Flows from Investing Activities
Capital expenditures	(1,908)	(2,397)
Net cash used in investing activities	(1,908)	(2,397)
Cash Flows from Financing Activities
Dividends paid to non-controlling interest in subsidiaries	—	(108)
Proceeds from short-term borrowings	59,359	62,205
Repayments on short-term borrowings	(64,598)	(60,096)
Proceeds from sale-leaseback transaction	15,893	—
Proceeds from long-term debt	377	—
Repayments on long-term debt	—	(19)
Net cash provided by financing activities	11,031	1,982
Effect of exchange rate changes on cash, net	(75)	19
Increase in Cash, Cash Equivalents and Restricted Cash	1,163	516
Cash, Cash Equivalents and Restricted Cash at Beginning of Year	5,731	5,215
Cash, Cash Equivalents and Restricted Cash at End of Year	$6,894	$5,731
Supplemental Disclosure of Cash Flow Information
Interest paid	$480	$65
Income taxes (refunded) paid	$1,006	$(1,800)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1—Summary of Significant Accounting Policies
Kewaunee Scientific Corporation and subsidiaries (collectively the "Company") design, manufacture, and install laboratory, healthcare, and technical furniture products. The Company's products include steel, wood, and laminate furniture, fume hoods, biological safety cabinets, laminar flow and ductless fume hoods, adaptable modular and column systems, movable workstations and carts, epoxy resin worksurfaces, sinks and accessories and related design services. The Company's sales are made through purchase orders and contracts submitted by customers, dealers, its subsidiaries in Singapore and India, and a national stocking distributor. See Note 12, Restructuring Costs for details on the closure status of the Company's China operations. The majority of the Company's products are sold to customers located in North America, primarily within the United States. The Company's laboratory products are used in chemistry, physics, biology and other general science laboratories in the pharmaceutical, biotechnology, industrial, chemical, commercial, educational, government and health care markets. Technical products are used in facilities manufacturing computers and light electronics and by users of computer and networking furniture. Laminate casework is used in educational, healthcare and industrial applications.
Principles of Consolidation The Company's consolidated financial statements include the accounts of Kewaunee Scientific Corporation and its international subsidiaries. A brief description of each subsidiary, along with the amount of the Company's controlling financial interests, as of April 30, 2022 is as follows: (1) Kewaunee Labway Asia Pte. Ltd., a commercial sales organization for the Company's products in Singapore, is 100% owned by the Company; (2) Kewaunee Scientific Corporation Singapore Pte. Ltd., a holding company in Singapore, is 100% owned by the Company; (3) Kewaunee Labway India Pvt. Ltd., a manufacturing, assembly and commercial sales operation for the Company's products in Bangalore, India, is 95% owned by the Company; (4) Koncepo Scientech International Pvt. Ltd., a laboratory design and strategic advisory and construction management services firm, located in Bangalore, India, is 80% owned by the Company; (5) Kewaunee Scientific (Suzhou) Co., Ltd., a commercial sales organization for the Company's products in China, is 100% owned by the Company; (6) Kequip Global Lab Solutions Pvt. Ltd. is 70% owned by Kewaunee Scientific Corporation Singapore Pte. Ltd. All intercompany balances, transactions, and profits have been eliminated. Included in the consolidated financial statements are net assets of $13,127,000 and $11,126,000 at April 30, 2022 and 2021, respectively, of the Company's subsidiaries. Net sales by the Company's subsidiaries in the amounts of $42,024,000 and $36,434,000 were included in the consolidated statements of operations for fiscal years 2022 and 2021, respectively.
Reclassifications The Company reclassified certain amounts in the Condensed Consolidated Balance Sheet as of April 30, 2021 and the Condensed Consolidated Statements of Cash Flows for the period ended April 30, 2021 to conform to the current year presentation. There was no impact to the Condensed Consolidated Statements of Operations or Condensed Consolidated Statement of Stockholders' Equity.
Cash and Cash Equivalents Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less. During the years ended April 30, 2022 and 2021, the Company had cash deposits in excess of FDIC insured limits. The Company has not experienced any losses from such deposits.
The Company includes restricted cash along with the cash balance for presentation in the consolidated statements of cash flows. The reconciliation between the consolidated balance sheet and the consolidated statement of cash flows at April 30 is as follows:

$ in thousands	2022	2021
Cash and cash equivalents	$4,433	$5,206
Restricted cash	2,461	525
Total cash, cash equivalents and restricted cash	$6,894	$5,731
Restricted Cash Restricted cash includes bank deposits of subsidiaries used for performance guarantees against customer orders.
Accounts Receivable and Allowance for Doubtful Accounts Receivables are stated at the amount owed by the customer, net of allowances for estimated doubtful accounts. The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where management is aware of a customer's inability to meet its financial obligations to the Company, or a project dispute makes it unlikely that all of the receivable owed by a customer will be collected, a specific reserve for bad debts is estimated and recorded to reduce the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, a reserve for bad debts is estimated and recorded based on past loss history and an overall assessment of past due trade accounts receivable amounts outstanding. Accounts are written off when it is clearly established that the receivable is a bad debt. Recoveries of receivables previously written off are recorded when received.

The activity in the allowance for doubtful accounts for each of the years ended April 30 was:

$ in thousands	2022	2021
Balance at beginning of year	$636	$606
Bad debt provision	92	53
Doubtful accounts written off (net)	(371)	(23)
Balance at end of year	$357	$636
Unbilled Receivables Accounts receivable include unbilled receivables that represent amounts earned which have not yet been billed in accordance with contractually stated billing terms, excluding retention, which is included in other assets. The amount of unbilled receivables, net of unbilled retention, at April 30, 2022 and 2021 was $9,287,000 and $5,716,000, respectively.
Inventories The Company's inventories are valued at the lower of cost or net realizable value under the first-in, first-out ("FIFO") method.
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

$ in thousands	2022	2021	Useful Life
Land	$41	$41	N/A
Building and improvements	17,164	17,017	10-40 years
Machinery and equipment	43,121	41,746	5-10 years
Total	60,326	58,804
Less accumulated depreciation	(45,205)	(42,822)
Net property, plant and equipment	$15,121	$15,982
The Company reviews the carrying value of property, plant and equipment for impairment whenever changes in circumstances or events indicate that such carrying value may not be recoverable. If projected undiscounted cash flows are not sufficient to recover the carrying value of the potentially impaired asset, the carrying value is reduced to estimated fair value. There were no impairments in fiscal years 2022 or 2021.
Other Assets Other assets at April 30, 2022 and 2021 included $1,293,000 and $1,213,000, respectively, of unbilled retainage, $2,480,000 and $2,649,000, respectively, of assets held in a trust account for non-qualified benefit plan, and $110,000 and $108,000, respectively, of cash surrender values of life insurance policies. Life insurance policies are recorded at the amount that could be realized under the insurance contract as of the date of the Company's consolidated balance sheets with the change in cash surrender or contract value being recorded as income or expense during each period.
Use of Estimates The presentation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Significant estimates impacting the accompanying consolidated financial statements include the allowance for uncollectible accounts receivable, self-insurance reserves, and pension liabilities.
Variable Interest Entity On December 22, 2021, the Company entered into an Agreement for Purchase and Sale of Real Property with CAI Investments Sub-Series 100 LLC, a Nevada limited liability company (the “Buyer”), for the Company’s headquarters and manufacturing facilities (the “Property”) located at 2700 West Front Street in Statesville, North Carolina (the “Sale Agreement”) in exchange for $30,275,000 in sales proceeds, $14,864,000 of which was payable in redeemable preferred shares in CAI Investments Medical Products I Parent, LLC ("Parent"), a Delaware limited liability company and an affiliate of Buyer. The redemption feature on the preferred shares is personally guaranteed by a shareholder and manager of Buyer and its affiliates. At April 30, 2022, the carrying value of the redeemable preferred shares was $13.5 million. As of June 22, 2022, the Company had fully redeemed all shares and converted the Note Receivable to cash.
The transfer of title was initially conditioned upon a 30-day acceptance period to permit Buyer to examine and evaluate the Property. The Sale Agreement was subsequently finalized on March 24, 2022 to complete Buyer’s purchase of the Property and to coincide with a 20-year lease, effective on such date between the Company and CAI Investments Medical Products I Master Lessee LLC (“Lessor”), an affiliate of Buyer, for the Property (the "Lease Agreement"). At the same time, the Buyer and its affiliates formed a new, debt-financed affiliate CAI Investments Medical Products I, DST (“Trust”) and contributed the Property to the Trust. According to the terms of the contemporaneous lease, the Trust leased the Property to its affiliated Lessor, which in turn sub-leased the Property to the Company (together with the Sale Agreement, the “Sale-Leaseback Arrangement”). For additional information on the accounting for the Sale-Leaseback Arrangement, refer to Note 5, Sale-Leaseback Financing Transaction.
The Company concluded as of April 30, 2022 that Parent and its direct affiliates, including the Trust, are designed primarily to acquire and manage the Property and constitute a variable interest entity because the Trust, wholly-owned through Parent’s subsidiaries, lacks sufficient equity on its own to finance its operations. The Company evaluated its lease arrangement and redeemable preferred shares in Parent as variable interests. The Company is not the primary beneficiary of Parent or its affiliates because the Company does not direct the activities that most significantly impact the economic performance of Parent and its affiliated Trust (e.g., property management, maintenance and budget oversight, residual ownership and price exposure to changes in the fair value of the Property, etc.). Further, the Company’s redeemable preferred shares in Parent do not provide the Company with a controlling financial interest in Parent or its affiliates. The Company’s redeemable preferred shares generally provide the Company with the same, non-majority right as other voting interests in Parent and the Buyer and its affiliates retain the substantive right to unilaterally “kick out” the Company by redeeming the Company’s preferred shares at any time. The Company concluded it should not consolidate Parent or its affiliates under the variable interest model or the voting interest model of ASC 810. The Company has no requirement to fund losses or finance future operations of the Buyer or its affiliates.
The Company recorded the redeemable preferred shares in Parent and its affiliates as a Note Receivable on its Consolidated Balance Sheet, rather than as an investment in preferred equity, due to the mandatory redemption feature of the preferred shares. The Note Receivable is classified as held to maturity at amortized cost, subject to impairment. The Company’s maximum exposure to the Buyer and its affiliates as of April 30, 2022 was limited to the Company’s lease payments and right to use the Property as well as to the carrying value of the redeemable preferred shares.
Fair Value of Financial Instruments A financial instrument is defined as cash equivalents, evidence of an ownership interest in an entity, or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from another party. The Company's financial instruments consist primarily of cash and equivalents, mutual funds, cash surrender value of life insurance policies, a note receivable and corresponding sale-leaseback financing liability, term loans and short-term borrowings. The carrying value of these assets and liabilities approximate their fair value.
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

The following tables summarize the Company's fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring and nonrecurring basis as of April 30, 2022 and 2021 (in thousands):

	2022
	Level 1	Level 2	Level 3	Total
Financial Assets
Trading securities held in non-qualified compensation plans (1)	$1,219	$—	$—	$1,219
Cash surrender value of life insurance policies (1)	—	1,371	—	1,371
Total	$1,219	$1,371	$—	$2,590
Financial Liabilities
Non-qualified compensation plans (2)	$—	$3,003	$—	$3,003
Total	$—	$3,003	$—	$3,003

	2021
	Level 1	Level 2	Level 3	Total
Financial Assets
Trading securities held in non-qualified compensation plans (1)	$1,299	$—	$—	$1,299
Cash surrender value of life insurance policies (1)	—	1,458	—	1,458
Total	$1,299	$1,458	$—	$2,757
Financial Liabilities
Non-qualified compensation plans (2)	$—	$3,169	$—	$3,169
Total	$—	$3,169	$—	$3,169

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
Deferred revenue consists of customer deposits and advance billings of the Company's products where sales have not yet been recognized. Accounts receivable includes retainage in the amounts of $523,000 and $1,668,000 at April 30, 2022 and 2021, respectively. Shipping and handling costs are included in cost of product sales. Because of the nature and quality of the Company's products, any warranty issues are determined in a relatively short period after the sale and are infrequent in nature, and as such, warranty costs are immaterial to the Company's consolidated financial position and results of operations and are expensed as incurred.
Credit Concentration The Company performs credit evaluations of its customers. Revenues from three of the Company's domestic dealers represented in the aggregate approximately 38% and 40% of the Company's sales in fiscal years 2022 and 2021, respectively. Accounts receivable for two domestic customers represented approximately 21% and 20% of the Company's total accounts receivable as of April 30, 2022 and 2021, respectively.
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
Income Taxes In accordance with ASC 740, "Income Taxes" ("ASC 740"), the Company uses the liability method in measuring the provision for income taxes and recognizing deferred income tax assets and liabilities on the consolidated balance sheets.

ASC 740 clarifies the financial statement recognition threshold and measurement attribute of a tax position taken or expected to be taken in a tax return. Under ASC 740, the Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC 740 only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. The Company did not have any significant uncertain tax positions at April 30, 2022 or 2021.
Research and Development Costs Research and development costs are charged to cost of products sold in the periods incurred. Expenditures for research and development costs were $990,000 and $1,406,000 for the fiscal years ended April 30, 2022 and 2021, respectively.
Advertising Costs Advertising costs are expensed as incurred, and include trade shows, training materials, sales, samples, and other related expenses and are included in operating expenses. Advertising costs for the years ended April 30, 2022 and 2021 were $175,000 and $174,000, respectively.
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

Earnings Per Share Basic earnings per share is based on the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the assumed exercise of outstanding stock options and the conversion of restricted stock units ("RSUs") under the Company's various stock compensation plans, except when RSUs and stock options have an antidilutive effect. There were 44,750 antidilutive RSUs and stock options outstanding at April 30, 2022. There were 166,880 antidilutive RSUs and stock options outstanding at April 30, 2021.

The following is a reconciliation of basic to diluted weighted average common shares outstanding:

Shares in thousands	2022	2021
Weighted average common shares outstanding
Basic	2,786	2,760
Dilutive effect of stock options and RSUs	—	—
Weighted average common shares outstanding—diluted	2,786	2,760
Accounting for Stock Options and Other Equity Awards Compensation costs related to stock options and other stock awards granted by the Company are charged against operating expenses during their vesting period, under ASC 718, "Compensation—Stock Compensation." Forfeitures are accounted for in the period in which the awards are forfeited. The Company granted 67,750 RSUs under the 2017 Omnibus Incentive Plan in fiscal year 2022 and 95,861 RSUs in fiscal year 2021. There were no stock options granted during fiscal years 2022 and 2021. (See Note 7, Stock Options and Share-Based Compensation)
New Accounting Standards In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments," which replaces the current incurred loss method used for determining credit losses on financial assets, including trade receivables, with an expected credit loss method. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company will adopt this standard in fiscal year 2024. The Company does not expect the adoption of this standard to have a significant impact on the Company's consolidated financial position or results of operations.
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
Practical Expedients Used
The Company has elected the following practical expedients:
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

Disaggregated Revenue
A summary of net sales transferred to customers at a point in time and over time for the twelve months ended April 30 is as follows (in thousands):

	2022
	Domestic	International	Total
Over Time	$119,989	$42,024	$162,013
Point in Time	6,859	—	6,859
Total Revenue	$126,848	$42,024	$168,872

	2021
	Domestic	International	Total
Over Time	$107,575	$36,434	$144,009
Point in Time	3,460	—	3,460
Total Revenue	$111,035	$36,434	$147,469
Contract Balances
The closing balances of contract assets included $9,287,000 in accounts receivable and $1,293,000 in other current assets at April 30, 2022. The opening balance of contract assets arising from contracts with customers included $5,716,000 in accounts receivable and $1,213,000 in other assets at April 30, 2021. The closing and opening balances of contract liabilities included in deferred revenue arising from contracts with customers were $3,529,000 at April 30, 2022 and $3,123,000 at April 30, 2021. The timing of revenue recognition, billings and cash collections results in accounts receivable, unbilled receivables, and deferred revenue which is disclosed on the consolidated balance sheets and in the notes to the consolidated financial statements. In general, the Company receives payments from customers based on a billing schedule established in its contracts. Unbilled receivables represent amounts earned which have not yet been billed in accordance with contractually stated billing terms. Accounts receivable are recorded when the right to consideration becomes unconditional and the Company has a right to invoice the customer. Deferred revenue relates to payments received in advance of performance under the contract. Deferred revenue is recognized as revenue as the Company performs under the contract.
During the fiscal year ended April 30, 2022, changes in contract assets and liabilities were not materially impacted by any other factors. Approximately 100% of the contract liability balance at April 30, 2022 is expected to be recognized as revenue during fiscal year 2023.
Note 3—Inventories
Inventories consisted of the following at April 30:

(in thousands)	2022	2021
Finished goods	$4,555	$2,988
Work-in-process	2,893	1,832
Materials and components	16,348	11,697
Total inventories	$23,796	$16,517
At April 30, 2022 and 2021, the Company's international subsidiaries' inventories were $2,811,000 and $2,560,000, respectively, measured using the lower of cost or net realizable value under the FIFO method and are included in the above tables.
Note 4—Long-term Debt and Other Credit Arrangements
On May 6, 2013, the Company entered into a credit and security agreement (the "Loan Agreement") consisting of a $20 million revolving credit facility ("Line of Credit") which matured on May 1, 2018 and was subsequently extended to March 1, 2021.
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
On January 28, 2021, the Company entered into another amendment which effected changes (i) extending the maturity date under the Credit Agreement and Revolving Note from February 1, 2021 to May 3, 2021; and (ii) modifying existing covenants. On April 27, 2021, the Company entered into another amendment which effected changes (i) extending the maturity date under the Credit Agreement and Revolving Note from May 3, 2021 to July 30, 2021; and (ii) revising existing covenants.
On July 30, 2021, the Company entered into another amendment which effected changes (i) extending the maturity date under the Credit Agreement and Revolving Note from July 30, 2021 to April 30, 2022; (ii) removing the minimum EBITDA covenant; (iii) in addition to the existing Minimum Monthly Liquidity requirement as of the end of each calendar month of not less than $2,000,000, adding an additional covenant that the Company will maintain Supplemental Liquidity as of the first day of each calendar month not less than (a) during the period from August 1, 2021 through December 31, 2021, $1,000,000 and (b) thereafter $1,500,000; and (iv) restating the Credit Agreement to reflect all amendments to date.
On March 11, 2022, the Company entered into another Amendment, the effectiveness of which was conditioned upon the consummation of the Sale-Leaseback Arrangement, described in Note 5, Sale-Leaseback Financing Transaction below, which occurred on March 24, 2022. The Amendment effected changes (i) amending and replacing the $15,000,000 line of credit with a $7,500,000 line of credit; (ii) providing for the removal of liens on property of the Company previously existing pursuant to the terms of the Credit Agreement; (iii) changing the interest rate under the Credit Agreement; (iv) consenting to the consummation of the Sale-Leaseback Arrangement; and (v) restating the Credit Agreement to reflect all amendments to date.
Effective as of April 29, 2022, the Company entered into another amendment which effected changes (i) reducing the amount available under the line of credit from $7,500,000 to $4,715,823; (ii) extending the maturity date under the Credit Agreement and Revolving Note from April 30, 2022 to May 31, 2022; and (iii) adding a cash collateral agreement whereby the Company shall deliver to the Bank cash in the amount of 105% of the outstanding issued Letters of Credit on or before May 23, 2022, which amount shall be deposited in, and maintained in, a blocked, non-interest-bearing deposit account at the Bank. As of May 27, 2022, the Company entered into an additional amendment which effected changes (i) further reducing the amount available under the line of credit from $4,715,823 to $3,000,000; (ii) extending the maturity date under the Credit Agreement and Revolving Note from May 31, 2022 to June 30, 2022; and (iii) permanently reducing the maximum aggregate principal amount committed under the line of credit.
At April 30, 2022, there were advances of $1.6 million and $716,000 in letters of credit outstanding, leaving $2.4 million available under the Line of Credit. The borrowing rate under the Line of Credit at that date was 4.75%. Monthly interest payments under the Line of Credit were payable at the greater of the Daily One Month LIBOR interest rate, or 0.75%, plus 4.0%. At April 30, 2022, there were bank guarantees issued by foreign banks outstanding to customers in the amounts of $8.2 million, $111,000, $9,000, $3,000 and $249,000, and with expiration dates in fiscal years 2023, 2024, 2025, 2026 and 2027, respectively, collateralized by a $6.0 million corporate guarantee and certain assets of the Company's subsidiaries in India. At April 30, 2022, the Company was in compliance with all the financial covenants under its revolving credit facility.
At April 30, 2021, there were advances of $6.8 million and $704,000 in letters of credit outstanding under the Line of Credit. The borrowing rate at that date was 4.75%. At April 30, 2021, there were foreign bank guarantees outstanding to customers in the amounts of $3.2 million, $61,000, $18,000, $9,000 and $257,000 with expiration dates in fiscal years 2022, 2023, 2024, 2025 and 2027, respectively, collateralized by a $6.0 million corporate guarantee and certain assets of the Company's subsidiaries in India.
On June 27, 2022, the Company terminated the Credit Agreement with Wells Fargo, National Bank. At the time of termination, there were no borrowings under the Credit Agreement, and the Company will not incur any material termination penalties as a result of the termination.
Note 5—Sale-Leaseback Financing Transaction
On December 22, 2021, the Company entered into the Sale Agreement with the Buyer for the Company’s headquarters and manufacturing facilities located at 2700 West Front Street in Statesville, North Carolina.
The Sale Agreement was finalized on March 24, 2022 and coincided with the Company and the Buyer entering into the Lease Agreement. The Sale-Leaseback Arrangement is repayable over a 20-year term, with four renewal options of five years each. Under the terms of the Lease Agreement, the Company’s initial basic rent is approximately $158,000 per month, with annual increases of approximately 2% each year of the initial term.
The Company accounted for the Sale-Leaseback Arrangement as a financing transaction with the Buyer in accordance with ASC 842 as the Lease Agreement was determined to be a finance lease. The Company concluded the Lease Agreement met the qualifications to be classified as a finance lease due to the significance of the present value of the lease payments, using a discount rate of 4.75% to reflect the Company’s incremental borrowing rate, compared to the fair value of the leased property as of the lease commencement date. In measuring the lease payments for the present value analysis, the Company elected the practical expedient to combine the lease component (the leased facilities) with the non-lease component (property management provided by the Buyer/Lessor) into a single lease component.
The presence of a finance lease indicates that control of the Property has not transferred to the Buyer/Lessor and, as such, the transaction was deemed a failed sale-leaseback and must be accounted for as a financing arrangement. As a result of this determination, the Company is viewed as having received the sales proceeds from the Buyer/Lessor in the form of a hypothetical loan collateralized by its leased facilities. The hypothetical loan is payable as principal and interest in the form of “lease payments” to the Buyer/Lessor. As such, the Company will not derecognize the Property from its books for accounting purposes until the lease ends.
As of April 30, 2022, the carrying value of the financing liability was $29,350,000, net of $768,000 in debt issuance costs, of which $575,000 was classified as current on the Consolidated Balance Sheet with $28,775,000 classified as long-term. The monthly lease payments are split between a reduction of principal and interest expense using the effective interest rate method. Interest expense associated with the financing arrangement was $147,000 for the year ended April 30, 2022. No gain or loss was recognized related to the Sale-Leaseback Arrangement under U.S. GAAP for the fiscal year ended April 30, 2022.
The Company will depreciate the building down to zero over the 20-year assumed economic life of the Property so that at the end of the lease term, the remaining carrying amount of the financing liability will equal the carrying amount of the land of $41,000.
Remaining future cash payments related to the financing liability for the fiscal years ending April 30 are as follows:

($ in thousands)
2023	$1,893
2024	1,931
2025	1,970
2026	2,009
2027	2,050
Thereafter	35,958
Total Minimum Liability Payments	45,811
Imputed Interest	(16,461)
Total	$29,350
Note 6—Income Taxes
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law, which contains several income tax provisions, as well as other measures, aimed at assisting businesses impacted by the economic effects of the COVID-19 pandemic. The CARES Act includes a broad range of tax reform provisions affecting businesses, including permissible net operating losses ("NOLs") carrybacks up to five years, changes in business deductions limitations, and deferral of Social Security withholdings. The Company applied the NOL carryback provision of the CARES Act with respect to its estimated NOL for fiscal year 2021 to years that had higher enacted tax rates. The Company also applied the deferral of Social Security withholdings in accordance with the CARES Act; 50% of these deferred withholdings were due and paid by December 31, 2021, with the remainder due December 31, 2022.
Effective August 1, 2019, the Company elected to revoke the indefinite reinvestment of foreign unremitted earnings position set forth by ASC 740-30-25-17 for multiple foreign subsidiaries. As a result of this election, the Company recorded a tax withholding expense imposed by the India Income Tax Department of $240,000 and $226,000 for the years ended April 30, 2022 and 2021, respectively.
The Company's accounting policy with respect to the Global Intangible Low-Taxed Income ("GILTI") tax rules is that GILTI will be treated as a periodic charge in the year in which it arises. The Company had no tax expense related to GILTI for the years ended April 30, 2022 and 2021.

Income tax expense consisted of the following:

$ in thousands	2022	2021
Current tax expense (benefit):
Federal	$1,899	$(396)
State and local	490	8
Foreign	1,008	1,136
Total current tax expense (benefit)	3,397	748
Deferred tax expense (benefit):
Federal	—	449
State and local	—	(135)
Foreign	121	(72)
Total deferred tax expense	121	242
Net income tax expense	$3,518	$990
The reasons for the differences between the above net income tax expense and the amounts computed by applying the statutory federal income tax rate to earnings before income taxes are as follows:

$ in thousands	2022	2021
Income tax benefit at statutory rate	$(432)	$(470)
State and local taxes, net of federal income tax benefit	(29)	(129)
Tax credits (state, net of federal benefit)	(457)	(415)
Effects of differing US and foreign tax rates	22	17
Tax on unrepatriated and repatriated foreign earnings	—	226
Net operating loss adjustment	(286)	118
Impact of foreign subsidiary income to parent	74	67
Increase in valuation allowance	4,170	1,538
Other items, net	456	38
Net income tax expense	$3,518	$990

Significant items comprising deferred tax assets and liabilities as of April 30 were as follows:

$ in thousands	2022	2021
Deferred tax assets:
Accrued employee benefit expenses	$228	$296
Allowance for doubtful accounts	142	154
Deferred compensation	1,196	1,283
Tax credits (state, net of federal benefits)	170	978
Foreign tax credit carryforwards	638	638
Unrecognized actuarial loss, defined benefit plans	1,202	1,196
Inventory reserves	62	69
Net operating loss carryforwards	112	572
Proceeds on Sale Leaseback	7,215	—
Other	497	568
Total deferred tax assets	11,462	5,754
Deferred tax liabilities:
Book basis in excess of tax basis of property, plant and equipment	(1,758)	(1,596)
Book basis in excess of tax basis of Sale Leaseback property	(1,122)	—
Prepaid pension	(949)	(847)
APB 23 Assertion	(976)	(765)
Debt Issuance Cost on Sale Leaseback	(184)	—
Other	—	(122)
Total deferred tax liabilities	(4,989)	(3,330)
Valuation allowance	(6,901)	(2,731)
Net deferred tax liabilities	$(428)	$(307)
Deferred tax assets (liabilities) classified in the balance sheet:
Non-current	(428)	(307)
Net deferred tax liabilities	$(428)	$(307)
The Company is required to evaluate the realization of the deferred tax asset and any requirement for a valuation allowance in accordance with ASC 740-10-30-2(b). The Company evaluates all available evidence, both positive and negative, to determine the amount of any required valuation allowance. A deferred tax asset valuation allowance of $6,901,000 was recorded in the period ended April 30, 2022 based on ASC 740-10-30-18. This guidance provides that the future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on sufficient taxable income of the appropriate character within the carryback or carryforward period available under the tax law.
At April 30, 2022, the Company had foreign tax credit carryforwards in the amount of $638,000, which are subject to a full valuation allowance, and which begin to expire in 2028.
The Company files federal, state and local tax returns with statutes of limitation generally ranging from 3 to 4 years. The Company is generally no longer subject to federal tax examinations for years prior to fiscal year 2018 or state and local tax examinations for years prior to fiscal year 2017. Tax returns filed by the Company's significant foreign subsidiaries are generally subject to statutes of limitations of 3 to 7 years and are generally no longer subject to examination for years prior to fiscal year 2016. The Company has no unrecognized tax benefits.

Note 7—Stock Options and Share-Based Compensation
The Company's stockholders approved the 2017 Omnibus Incentive Plan ("2017 Plan") on August 30, 2017, which enables the Company to grant a broad range of equity, equity-related, and non-equity types of awards, with potential recipients including directors, consultants and employees. This plan replaced the 2010 Stock Option Plan for Directors and the 2008 Key Employee Stock Option Plan. No new awards will be granted under the prior plans and all outstanding options granted under the prior plans will remain subject to the prior plans. At the date of approval of the 2017 Plan there were 280,100 shares available for issuance under the prior plans. These shares and any shares subject to outstanding awards that subsequently cease to be subject to such awards are available under the 2017 Plan. The 2017 Plan did not increase the total number of shares available for issuance under the Company's equity compensation plans. At April 30, 2022 there were 147,509 shares available for future issuance.

Under the 2017 Plan, the Company recorded stock-based compensation expense of $701,000 and $578,000 and deferred income tax benefit of $165,000 and $136,000 in fiscal years 2022 and 2021, respectively. The RSUs include grants with both a service and performance component vesting over a 3 year period and grants with only service components vesting over 2 and 3 year periods. The recognized expense is based upon the vesting period for service criteria and estimated attainment of the performance criteria at the end of the performance period based on the ratio of cumulative days incurred to total days over the performance period. The remaining estimated compensation expense of $760,000 will be recorded over the remaining vesting periods.

The fair value of each RSU granted to employees was estimated on the date of grant based on the weighted average price of the Company's stock reduced by the present value of the expected dividend stream during the vesting period using the risk-free interest rate. The Company issued new shares of common stock to satisfy RSUs that vested during fiscal year 2022. The following table summarizes the RSU activity and weighted averages.

	2022		2021
	Number of RSUs	Weighted Average Grant Date Fair Value	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	125,217	$12.71	52,850	$20.08
Granted	67,750	$13.74	95,861	$9.43
Vested	(31,943)	$12.44	(11,477)	$13.55
Forfeited	(16,197)	$21.83	(12,017)	$16.69
Outstanding at end of year	144,827	$12.24	125,217	$12.71
The stockholders approved the 2008 Key Employee Stock Option Plan ("2008 Plan") in fiscal year 2009 which allowed the Company to grant options on an aggregate of 300,000 shares of the Company's common stock. On August 26, 2015, the stockholders approved an amendment to this plan to increase the number of shares available under the 2008 Plan by 300,000 shares. Under the plan, options were granted at not less than the fair market value at the date of grant and options are exercisable in such installments, for such terms (up to 10 years), and at such times, as the Board of Directors determined at the time of the grant. At April 30, 2022, there were no shares available for future grants under the 2008 Plan.
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
The stock-based compensation expense is recorded over the vesting period (4 years) for the options granted, net of tax. Under the 2008 Plan, the Company recorded no compensation expense or deferred income tax benefit in fiscal year 2022, as compared to $15,000 of compensation expense and $3,000 of deferred income tax benefit in fiscal year 2021.

The Company issued new shares of common stock to satisfy options exercised during fiscal years 2022 and 2021. Stock option activity and weighted average exercise price are summarized as follows:

	2022		2021
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	84,300	$18.56	88,000	$18.45
Canceled	(35,400)	$17.94	(3,700)	$15.97
Exercised	(1,500)	$8.59	—	$—
Outstanding at end of year	47,400	$19.34	84,300	$18.56

Exercisable at end of year	47,400	$19.34	84,300	$18.56
The number of options outstanding, exercisable, and their weighted average exercise prices were within the following ranges at April 30, 2022:

	Exercise Price Range
	$8.59-$11.78	$15.85-$23.62
Options outstanding	2,650	44,750
Weighted average exercise price	$11.78	$19.79
Weighted average remaining contractual life	0.33 years	3.60 years
Aggregate intrinsic value	$6,572	$—
Options exercisable	2,650	44,750
Weighted average exercise price	$11.78	$19.79
Aggregate intrinsic value	$6,572	$—

Note 8—Accumulated Other Comprehensive Income (Loss)
The Company's other comprehensive income (loss) consists of unrealized gains and losses on the translation of the assets, liabilities, and equity of its foreign subsidiaries, and additional minimum pension liability adjustments, net of income taxes. The before tax income (loss), related income tax effect, and accumulated balances are as follows:

$ in thousands	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balance at April 30, 2020	$(2,334)	$(7,264)	$(9,598)
Foreign currency translation adjustment	(23)	—	(23)
Change in unrecognized actuarial loss on pension obligations	—	6,044	6,044
Balance at April 30, 2021	(2,357)	(1,220)	(3,577)
Foreign currency translation adjustment	(186)	—	(186)
Change in unrecognized actuarial loss on pension obligations	—	21	21
Balance at April 30, 2022	$(2,543)	$(1,199)	$(3,742)

Note 9—Leases, Commitments and Contingencies
The Company recognizes lease assets and lease liabilities with respect to the rights and obligations created by leased assets previously classified as operating leases. The Company elected to:
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
The Company has operating type leases for real estate and equipment in both the U.S. and internationally and financing leases for equipment in the United States. ROU assets totaled $7,573,000 and $9,279,000 at April 30, 2022 and 2021, respectively. Operating cash paid to settle lease liabilities was $2,019,000 and $1,799,000 for the fiscal year ended April 30, 2022 and 2021, respectively. The Company's leases have remaining lease terms of up to 8 years. In addition, some of the leases may include options to extend the leases for up to 5 years or options to terminate the leases within 1 year. Operating lease expense was $3,067,000 for the twelve months ended April 30, 2022, inclusive of period cost for short-term leases, not included in lease liabilities, of $1,048,000. Operating lease expense was $2,854,000 for the fiscal year ended April 30, 2021, inclusive of period cost for short-term leases, not included in lease liabilities, of $1,055,000.
At April 30, 2022, the weighted average remaining lease term for the capitalized operating leases was 5.8 years and the weighted average discount rate was 4.1%. At April 30, 2021, the weighted average remaining lease term for the capitalized operating leases was 5.9 years and the weighted average discount rate was 4.1%. For the financing leases, the weighted average remaining lease term was 3.8 years and the weighted average discount rate was 6.6% at April 30, 2022 as compared to 4.3 years and 10.0% at April 30, 2021. As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable.
Future minimum payments under the non-cancelable lease arrangements for the fiscal years ending April 30 are as follows:

($ in thousands)	Operating	Financing
2023	$1,849	$148
2024	1,476	90
2025	1,432	90
2026	1,221	71
2027	996	—
Thereafter	1,847	—
Total Minimum Lease Payments	8,821	399
Imputed Interest	(1,323)	(45)
Total	$7,498	$354
The Company is involved in certain claims and legal proceedings in the normal course of business which management believes will not have a material adverse effect on the Company's consolidated financial condition or results of operations.
Note 10—Retirement Benefits
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

The change in projected benefit obligations and the change in fair value of plan assets for the non-contributory defined benefit pension plans for each of the years ended April 30 are summarized as follows:

$ in thousands	2022	2021
Accumulated Benefit Obligation, April 30	$20,022	$22,942
Change in Projected Benefit Obligations
Projected benefit obligations, beginning of year	$22,942	$23,720
Interest cost	710	723
Actuarial loss	(2,218)	(97)
Actual benefits paid	(1,412)	(1,404)
Projected benefit obligations, end of year	$20,022	$22,942
Change in Plan Assets
Fair value of plan assets, beginning of year	$21,459	$17,316
Actual return on plan assets	(1,180)	5,517
Employer contributions	—	30
Actual benefits paid	(1,412)	(1,404)
Fair value of plan assets, end of year	$18,867	$21,459
Funded status—under	$(1,155)	$(1,483)
Amounts Recognized in the Consolidated Balance Sheets consist of:
Non-current liabilities	$(1,155)	$(1,483)
Amounts Recognized in Accumulated Other Comprehensive Income (Loss) Consist of:
Net actual loss	$5,116	$5,089
Deferred tax benefit	(1,202)	(1,196)
After-tax actuarial loss	$3,914	$3,893
Weighted-Average Assumptions Used to Determine Benefit Obligations at April 30
Discount rate	4.40%	3.20%
Rate of compensation increase	N/A	N/A
Mortality table	Pri-2012	Pri-2012
Projection scale	MP-2020	MP-2020

	Year Ended April 30,
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost	2022	2021
Discount rate	4.40%	3.20%
Expected long-term return on plan assets	7.75%	7.75%
Rate of compensation increase	N/A	N/A
The components of the net periodic pension (income) expense for each of the fiscal years ended April 30 are as follows:

$ in thousands	2022	2021
Interest cost	$710	$723
Expected return on plan assets	(1,604)	(1,284)
Recognition of net loss	539	1,714
Net periodic pension (income) expense	$(355)	$1,153
The estimated net actuarial loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during fiscal year 2023 is $660,000.
The Company's funding policy is to contribute to the plans when pension laws and economics either require or encourage funding. The Company expects to make no contributions during fiscal year 2023. There were no contributions made to the plans in fiscal year 2022. The Company made $30,000 in contributions to the plans during fiscal year 2021.

The following benefit payments are expected to be paid from the benefit plans in the fiscal years ending April 30:

$ in thousands	Amount
2023	$1,570
2024	1,610
2025	1,590
2026	1,580
2027	1,540
2028 & Beyond	7,230
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
The Company uses a Yield Curve methodology to determine its GAAP discount rate. Under this approach, future benefit payment cash flows are projected from the pension plan on a projected benefit obligation basis. The payment stream is discounted to a present value using an interest rate applicable to the timing of each respective cash flow. The graph of these time-dependent interest rates is known as a yield curve. The interest rates comprising the Yield Curve are determined through a statistical analysis performed by the IRS and issued each month in the form of a pension discount curve. For this purpose, the universe of possible bonds consists of a set of bonds which are designated as corporate, have high quality ratings (AAA or AA) from nationally recognized statistical rating organizations, and have at least $250 million in par amount outstanding on at least one day during the reporting period. A 1% increase/decrease in the discount rate for fiscal years 2022 and 2021 would decrease/increase pension expense by approximately $271,000 and $286,000, respectively.
The Company uses a total return investment approach, whereby a mix of equities and fixed-income investments are used to attempt to maximize the long-term return on plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, as well as growth, value, and small and large capitalizations. The target allocations based on the Company's investment policy were 75% in equity securities and 25% in fixed-income securities at April 30, 2022 and April 30, 2021. A 1% increase/decrease in the expected return on assets for fiscal years 2022 and 2021 would decrease/increase pension expense by approximately $207,000 and $165,000, respectively.
Plan assets by asset categories as of April 30 were as follows:

$ in thousands	2022		2021
Asset Category	Amount	%	Amount	%
Equity Securities	$13,856	73	$14,814	69
Fixed Income Securities	4,703	25	6,314	29
Cash and Cash Equivalents	308	2	331	2
Totals	$18,867	100	$21,459	100

The following tables present the fair value of the assets in the Company's defined benefit pension plans at April 30:

	2022
Asset Category	Level 1	Level 2	Level 3
Large Cap	$7,382	$—	$—
Small/Mid Cap	2,775	—	—
International	2,008	—	—
Emerging Markets	794	—	—
Fixed Income	4,703	—	—
Liquid Alternatives	897	—	—
Cash and Cash Equivalents	308	—	—
Totals	$18,867	$—	$—

	2021
Asset Category	Level 1	Level 2	Level 3
Large Cap	$7,726	$—	$—
Small/Mid Cap	3,128	—	—
International	2,173	—	—
Emerging Markets	862	—	—
Fixed Income	6,314	—	—
Liquid Alternatives	925	—	—
Cash and Cash Equivalents	331	—	—
Totals	$21,459	$—	$—
Level 1 retirement plan assets include United States currency held by a designated trustee and equity funds of common and preferred securities issued by domestic and foreign corporations. These equity funds are traded actively on exchanges and price quotes for these shares are readily available.
Defined Contribution Plan
The Company has a defined contribution plan covering substantially all domestic salaried and hourly employees. The plan provides benefits to all employees who have attained age 21, completed three months of service, and who elect to participate. The plan provides that the Company make matching contributions equal to 100% of the employee's qualifying contribution up to 3% of the employee's compensation, and make matching contributions equal to 50% of the employee's contributions between 3% and 5% of the employee's compensation, resulting in a maximum employer contribution equal to 4% of the employee's compensation. The Company's matching contributions were $967,000 and $997,000 for years ending April 30, 2022 and 2021. Additionally, the plan provides that the Company may elect to make a non-matching contribution for participants employed by the Company on December 31 of each year. The Company did not elect to make a non-matching contribution in fiscal years 2022 and 2021.
Note 11—Segment Information
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

The following table shows revenues, earnings, and other financial information by business segment for each of the years ended April 30:

$ in thousands	Domestic	International	Corporate	Total
Fiscal Year 2022
Revenues from external customers	$126,848	$42,024	$—	$168,872
Intersegment revenues	882	3,519	(4,401)	—
Depreciation	2,402	276	91	2,769
Earnings (loss) before income taxes	(179)	3,585	(5,891)	(2,485)
Income tax expense	50	1,129	2,339	3,518
Net earnings attributable to non-controlling interest	—	123	—	123
Net earnings (loss) attributable to Kewaunee Scientific Corporation	(229)	2,333	(8,230)	(6,126)
Segment assets	91,757	27,016	—	118,773
Expenditures for segment assets	1,613	295	—	1,908
Revenues (excluding intersegment) from customers in foreign countries	1,317	42,024	—	43,341

Fiscal Year 2021
Revenues from external customers	$111,035	$36,434	$—	$147,469
Intersegment revenues	1,779	3,549	(5,328)	—
Depreciation	2,423	264	—	2,687
Earnings (loss) before income taxes	1,166	3,178	(6,961)	(2,617)
Income tax expense (benefit)	245	1,063	(318)	990
Net earnings attributable to non-controlling interest	—	65	—	65
Net earnings (loss) attributable to Kewaunee Scientific Corporation	921	2,049	(6,642)	(3,672)
Segment assets	64,961	24,423	—	89,384
Expenditures for segment assets	2,312	85	—	2,397
Revenues (excluding intersegment) from customers in foreign countries	1,182	36,434	—	37,616

Note 12—Restructuring Costs
In December 2019, the Company initiated a restructuring, which included the closure of the Company's subsidiary in China, a commercial sales organization for the Company's products in China, that was substantially completed as of April 30, 2020. In fiscal year 2022, the legal closure of the Company's China subsidiary was delayed as a result of COVID-19-related shutdowns. As a result, the Company incurred operating expenses of $28,000 in its international operations related to the closure of the China subsidiary. The Company reflected all the expenses as operating expenses in the Consolidated Statement of Operations. The Company now expects the remaining administrative requirements for closure of the China subsidiary to be completed by the end of fiscal year 2023.

Note 13—Consolidated Quarterly Data (Unaudited)
Selected quarterly financial data for fiscal years 2022 and 2021 were as follows:

$ in thousands, except per share amounts	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2022
Net sales	$39,493	$39,031	$40,633	$49,715
Gross profit	5,674	3,597	5,622	9,327
Net loss	(1,307)	(3,082)	(1,286)	(328)
Less: net earnings attributable to the non-controlling interest	38	18	33	34
Net loss attributable to Kewaunee Scientific Corporation	(1,345)	(3,100)	(1,319)	(362)
Net loss per share attributable to Kewaunee Scientific Corporation
Basic	(0.48)	(1.11)	(0.47)	(0.13)
Diluted	(0.48)	(1.11)	(0.47)	(0.13)

Fiscal Year 2021
Net sales	$36,423	$39,000	$33,339	$38,707
Gross profit	5,881	6,395	5,654	6,063
Net (loss) earnings	(608)	(165)	95	(2,929)
Less: net (loss) earnings attributable to the non-controlling interest	(10)	15	14	46
Net (loss) earnings attributable to Kewaunee Scientific Corporation	(598)	(180)	81	(2,975)
Net (loss) earnings per share attributable to Kewaunee Scientific Corporation
Basic	(0.22)	(0.07)	0.03	(1.08)
Diluted	(0.22)	(0.07)	0.03	(1.08)
The sum of the quarterly net earnings per share amounts does not necessarily equal net earnings per share for the year due to rounding.

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the Registration Statements on Forms S‑8 (Nos. 333‑160276, 333‑176447, 333‑213413 and 333‑220389) of Kewaunee Scientific Corporation of our report dated July 1, 2022, with respect to the consolidated financial statements of Kewaunee Scientific Corporation, included in this Annual Report on Form 10‑K for the year ended April 30, 2022.

/s/ FORVIS, LLP
(Formerly, Dixon Hughes Goodman LLP)

Charlotte, North Carolina
July 1, 2022
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are intended to ensure that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 (the "Exchange Act") is properly and timely recorded, processed, summarized, and reported. Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures as of April 30, 2022 pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective. In designing disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives, and that management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
In addition, as disclosed in the Company’s Form 10-Q for the period ended January 31, 2022, on November 5, 2021, the Company experienced a criminal network cyber attack that led to a disruption of its domestic operations, including manufacturing, engineering, administration, and sales operations. The Company engaged a leading cybersecurity firm to perform a forensic investigation of this attack and, as a result of the investigation, identified a deficiency in its logical access control over its IT systems. As of April 30, 2022, management has concluded, through testing, that remediation has been completed and these controls are operating effectively.
Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded the Company maintained effective internal control over financial reporting as of April 30, 2022.
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

Item 9B. Other Information
On June 27, 2022, the Company terminated the Credit and Security Agreement, dated as of May 6, 2013, as amended (the "Credit Agreement"), between the Company and Wells Fargo Bank, National Association. The Credit Agreement provided for a line of credit of up to $3.0 million, subject to reduction as provided therein. The Credit Agreement was scheduled to mature on June 30, 2022. At the time of termination, there were no borrowings under the Credit Agreement, and the Company will not incur any material termination penalties as a result of such termination. In connection with the termination of the Credit Agreement and the repayment in full of all outstanding amounts owed thereunder, all related liens and security interests securing the Company's obligations under the Credit Agreement were terminated and released.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
(a)The information appearing in the sections entitled "Election of Directors" and "Meetings and Committees of the Board" included in our Proxy Statement for use in connection with our annual meeting of stockholders to be held on August 24, 2022 (the "Proxy Statement") is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of our most recently completed fiscal year.
(b)The names and ages of our executive officers as of June 30, 2022 and their business experience during the past five years are set forth below:
Executive Officers

Name	Age	Position
Thomas D. Hull III	46	President and Chief Executive Officer
Donald T. Gardner III	43	Vice President, Finance, Chief Financial Officer, Treasurer and Secretary
Ryan S. Noble	44	Vice President, Sales and Marketing—Americas
Elizabeth D. Phillips	45	Vice President, Human Resources
Mandar Ranade	48	Vice President of Information Technology and Engineering
Douglas J. Batdorff	49	Vice President of Manufacturing Operations
Boopathy Sathyamurthy	53	Vice President, Kewaunee Scientific Corporation Singapore Pte. Ltd., Managing Director, International Operations
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
Delinquent Section 16(a) Reports
The information appearing in the section entitled "Delinquent Section 16(a) Reports" in our Proxy Statement is incorporated herein by reference.
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

The following table sets forth certain information as of April 30, 2022 with respect to compensation plans under which our equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation Plans approved by Security Holders:
2008 Key Employee Stock Option Plan	47,400	$19.34	—
2017 Omnibus Incentive Plan	144,827	—	147,509
Equity Compensation Plans not approved by Security Holders:	—	—	—
Total Equity Compensation Plans	192,227		147,509
Refer to Note 7, Stock Options and Share-Based Compensation, of the Company's consolidated financial statements included in Item 8 for additional information.
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

PART IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed or incorporated by reference as part of this Annual Report:

		Page
(a)(1)	Consolidated Financial Statements
	Report of Independent Registered Public Accounting Firm	16
	Consolidated Statements of Operations—Years ended April 30, 2022 and 2021	17
	Consolidated Statements of Comprehensive Income—Years ended April 30, 2022 and 2021	18
	Consolidated Statements of Stockholders' Equity—Years ended April 30, 2022 and 2021	19
	Consolidated Balance Sheets—April 30, 2022 and 2021	20
	Consolidated Statements of Cash Flows—Years ended April 30, 2022 and 2021	21
	Notes to Consolidated Financial Statements	22
	Consent of Independent Registered Public Accounting Firm	42
(a)(2)	Consolidated Financial Statement Schedules
	Financial statement schedules have been omitted because the information required has been separately disclosed in the consolidated financial statements or related notes.
(a)(3)	Exhibits
	Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which is attached hereto at pages 47 through 50 and which is incorporated herein by reference.
Item 16. Form 10-K Summary
None.

KEWAUNEE SCIENTIFIC CORPORATION
Exhibit Index

			Reference
3	Articles of incorporation and bylaws
	3.1	Conformed copy of Restated Certificate of Incorporation (reflecting all amendments to date)	(18)
	3.3	By-Laws (as amended as of April 21, 2020)	(25)
4	Description of Registrant's Securities
	4.1	Description of Capital Stock	(21)
10	Material Contracts
	10.1*	Re-Established Retirement Plan for Salaried Employees of Kewaunee Scientific Corporation (as amended and restated effective as of May 1, 2012)	(4)
	10.1A*	First Amendment to the Re-Established Retirement Plan for Salaried Employees of Kewaunee Scientific Corporation	(8)
	10.1B*	Second Amendment to the Re-Established Retirement Plan for Salaried Employees of Kewaunee Scientific Corporation	(13)
	10.1C*	Third Amendment to the Re-Established Retirement Plan for Salaried Employees of Kewaunee Scientific Corporation	(14)
	10.1D*	Fourth Amendment to the Re-Established Retirement Plan for Salaried Employees of Kewaunee Scientific Corporation	(18)
	10.2*	Re-Established Retirement Plan for Hourly Employees of Kewaunee Scientific Corporation (as amended and restated effective as of May 1, 2012)	(4)
	10.2A*	First Amendment to the Re-Established Retirement Plan for Hourly Employees of Kewaunee Scientific Corporation	(8)
	10.2B*	Second Amendment to the Re-Established Retirement Plan for Hourly Employees of Kewaunee Scientific Corporation	(13)
	10.2C*	Third Amendment to the Re-Established Retirement Plan for Hourly Employees of Kewaunee Scientific Corporation	(14)
	10.2D*	Fourth Amendment to the Re-Established Retirement Plan for Hourly Employees of Kewaunee Scientific Corporation	(18)
	10.30*	Kewaunee Scientific Corporation Executive Severance Pay Policy	(2)
	10.34*	401(k) Incentive Savings Plan for Salaried and Hourly Employees of Kewaunee Scientific Corporation (as amended and restated effective June 29, 2015)	(12)
	10.34A*	First Amendment to the 401(k) Incentive Savings Plan for Salaried and Hourly Employees of Kewaunee Scientific Corporation (as amended and restated effective January 1, 2020)	(24)
	10.51*	Amended and Restated 2008 Key Employee Stock Option Plan effective August 26, 2015	(11)
	10.58*	Kewaunee Scientific Corporation 2010 Stock Option Plan for Directors	(3)
	10.61	Credit and Security Agreement dated as of May 6, 2013 between Wells Fargo Bank, National Association and Kewaunee Scientific Corporation including the forms of notes executed thereunder	(5)
	10.61A	First Amendment to Credit and Security Agreement dated July 9, 2013	(6)
	10.61B	Second Amendment to Credit and Security Agreement dated June 10, 2014	(7)
	10.61C	Third Amendment to Credit and Security Agreement and First Amendment to Revolving Line of Credit Note dated as of June 3, 2015	(9)
	10.61D	Fourth Amendment to Credit and Security Agreement and Second Amendment to Revolving Line of Credit Note dated as of March 12, 2018	(17)
	10.61E	Fifth Amendment to Credit and Security Agreement dated as of April 22, 2019	(21)
	10.61F	Sixth Amendment to Credit and Security Agreement dated as of May 28, 2019.	(21)
	10.61G	Seventh Amendment to Credit and Security Agreement and Third Amendment to Revolving Line of Credit Note dated as of July 9, 2019.	(21)
	10.61H	Credit and Security Agreement Default Waiver Letter dated as of June 19, 2019 between Wells Fargo Bank, National Association and Kewaunee Scientific Corporation.	(21)
	10.61I	Security Agreement dated as of June 19, 2019 between Wells Fargo Bank, National Association and Kewaunee Scientific Corporation.	(21)

		Reference
10.61J	Eighth Amendment to Credit and Security Agreement and Fourth Amendment to Revolving Line of Credit Note dated as of December 13, 2019	(23)
10.61K	Ninth Amendment to Credit and Security Agreement, Fifth Amendment to Revolving Line of Credit Note and Waiver dated as of July 20, 2020	(26)
10.61L	Tenth Amendment to Credit and Security Agreement and Sixth Amendment to Revolving Line of Credit Note dated as of January 28, 2021	(27)
10.61M	Eleventh Amendment to Credit and Security Agreement and Seventh Amendment to Revolving Line of Credit Note dated as of April 27, 2021	(28)
10.61N	Twelfth Amendment to Credit and Security Agreement and Eighth Amendment to Revolving Line of Credit Note dated as of July 30, 2021	(31)
10.61O	Thirteenth Amendment to Credit and Security Agreement and Eighth Amendment to Revolving Line of Credit Note dated as of March 11, 2022	(1)
10.61P	Fourteenth Amendment to Credit and Security Agreement and Eighth Amendment to Revolving Line of Credit Note dated as of April 29, 2022	(1)
10.61Q	Fifteenth Amendment to Credit and Security Agreement and Eighth Amendment to Revolving Line of Credit Note dated as of May 27, 2022	(1)
10.62	Agreement for Purchase and Sale of Real Property dated as of December 22, 2021 between CAI Investments Sub Series 100, LLC and Kewaunee Scientific Corporation	(29)
10.62A	First Amendment to the Agreement for Purchase and Sale of Real Property dated as of January 21, 2022	(29)
10.62B	Second Amendment to the Agreement for Purchase and Sale of Real Property dated as of January 24, 2022	(29)
10.62C	Third Amendment to the Agreement for Purchase and Sale of Real Property dated as of January 26, 2022	(29)
10.62D	Fourth Amendment to the Agreement for Purchase and Sale of Real Property dated as of March 23, 2022	(30)
10.68*	401Plus Executive Deferred Compensation Plan (as amended and restated January 1, 2009)	(10)
10.68A*	Amendment No. One to the Kewaunee Scientific Corporation 401Plus Executive Deferred Compensation Plan	(10)
10.68B*	Amendment No. Two to the Kewaunee Scientific Corporation 401Plus Executive Deferred Compensation Plan	(16)
10.69*	Pension Equalization Plan (as amended and restated January 1, 2009)	(10)
10.69A*	Amendment No. One to the Kewaunee Scientific Corporation Pension Equalization Plan	(10)
10.72*	Kewaunee Scientific Corporation 2017 Omnibus Incentive Plan	(15)
10.73*	Offer Letter to Donald T. Gardner III dated April 2, 2019.	(19)
10.74*	Change of Control Employment Agreement dated as of June 18, 2019 between Kewaunee Scientific Corporation and Thomas D. Hull III.	(20)
10.75*	Change of Control Employment Agreement dated as of June 18, 2019 between Kewaunee Scientific Corporation and Donald T. Gardner III.	(20)
10.76*	Change of Control Employment Agreement dated as of June 18, 2019 between Kewaunee Scientific Corporation and Michael D. Rok.	(20)
10.77*	Change of Control Employment Agreement dated as of June 18, 2019 between Kewaunee Scientific Corporation and Elizabeth D. Phillips.	(20)
10.78*	Change of Control Employment Agreement dated as of June 18, 2019 between Kewaunee Scientific Corporation and Ryan S. Noble.	(20)
10.79*	Employment agreement dated October 1, 2017 between Kewaunee Labway India Pvt. Ltd and Bhoopathy Sathyamurthy.	(21)
10.80*	Employment Agreement dated as of October 28, 2019 between Kewaunee Scientific Corporation and Mandar Ranade	(22)
10.81*	Change of Control Employment Agreement dated as of December 2, 2019 between Kewaunee Scientific Corporation and Mandar Ranade	(24)
10.82*	Offer Letter dated as of May 7, 2020 between Kewaunee Scientific Corporation and Douglas J. Batdorff	(26)
10.83*	Change of Control Employment Agreement dated as of June 1, 2020 between Kewaunee Scientific Corporation and Douglas J. Batdorff	(26)
21.1	Subsidiaries of the Company	(1)

		Reference
23.1	Consent dated July 1, 2022 of FORVIS, LLP, Independent Registered Public Accounting Firm (incorporated by reference to page 42 of this Report on Form 10-K)	(1)
31.1	Certification of Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)	(1)
31.2	Certification of Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)	(1)
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(1)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(1)
101.INS	XBRL Instance Document	(1)
101.SCH	XBRL Taxonomy Extension Schema Document	(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	(1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	(1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	(1)
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	(1)
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
(11)Filed as Appendix A to the Kewaunee Scientific Corporation Proxy Statement for its Annual Meeting of Stockholders on August 26, 2015 (Commission File No. 0-5286) filed on July 23, 2015, and incorporated herein by reference.
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
(21)    Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 2019, and incorporated herein by reference.
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
(26) Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 2020, and incorporated herein by reference.
(27)    Filed as an exhibit to the Kewaunee Scientific Corporation Quarterly Report to the Securities and Exchange Commission on Form 10-Q (Commission File No. 0-5286) for the quarterly period ended January 31, 2021, and incorporated herein by reference.
(28) Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 2021, and incorporated herein by reference.
(29)    Filed as an exhibit to the Kewaunee Scientific Corporation Quarterly Report to the Securities and Exchange Commission     on Form 10-Q (Commission File 0-5286) for the quarterly period ended January 31, 2022, and incorporated herein by reference.
(30)    Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on March 30, 2022, and incorporated herein by reference.
(31)    Filed as an exhibit to the Kewaunee Scientific Corporation Quarterly Report to the Securities and Exchange Commission     on Form 10-Q (Commission File 0-5286) for the quarterly period ended July 31, 2021, and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEWAUNEE SCIENTIFIC CORPORATION

By:	/s/ Thomas D. Hull III
Thomas D. Hull III
President and Chief Executive Officer
Date: July 1, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on July 1, 2022.

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