Form 10-Q
period 2022-07-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2022-09-09
CIK 55529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 6, 2022, the registrant had outstanding 2,830,200 shares of Common Stock.

KEWAUNEE SCIENTIFIC CORPORATION
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2022

i

Part 1. Financial Information
Item 1.    Condensed Consolidated Financial Statements

Kewaunee Scientific Corporation
Condensed Consolidated Statements of Operations
(Unaudited)
($ and shares in thousands, except per share amounts)

	Three Months Ended July 31,
	2022	2021
Net sales	$50,123	$39,493
Cost of products sold	43,927	33,819
Gross profit	6,196	5,674
Operating expenses	6,592	6,765
Operating loss	(396)	(1,091)
Pension (expense) income	(27)	89
Other income, net	467	52
Interest expense	(384)	(106)
Loss before income taxes	(340)	(1,056)
Income tax expense	379	251
Net loss	(719)	(1,307)
Less: Net earnings attributable to the non-controlling interest	28	38
Net loss attributable to Kewaunee Scientific Corporation	$(747)	$(1,345)

Net loss per share attributable to Kewaunee Scientific Corporation stockholders
Basic	$(0.27)	$(0.48)
Diluted	$(0.27)	$(0.48)
Weighted average number of common shares outstanding
Basic	2,807	2,777
Diluted	2,807	2,777

See accompanying notes to Condensed Consolidated Financial Statements.

Kewaunee Scientific Corporation
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
($ in thousands)

	Three Months Ended July 31,
	2022	2021
Net loss	$(719)	$(1,307)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(224)	(76)
Other comprehensive loss	(224)	(76)
Comprehensive loss, net of tax	(943)	(1,383)
Less: Comprehensive income attributable to the non-controlling interest	28	38
Comprehensive loss attributable to Kewaunee Scientific Corporation	$(971)	$(1,421)

See accompanying notes to Condensed Consolidated Financial Statements.

Kewaunee Scientific Corporation
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
($ in thousands, except per share amounts)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Kewaunee Scientific Corporation Stockholders' Equity
Balance at April 30, 2022	$6,983	$4,483	$(53)	$28,023	$(3,742)	$35,694
Net loss attributable to Kewaunee Scientific Corporation	—	—	—	(747)	—	(747)
Other comprehensive loss	—	—	—	—	(224)	(224)
Stock-based compensation	97	(134)	—	—	—	(37)
Balance at July 31, 2022	$7,080	$4,349	$(53)	$27,276	$(3,966)	$34,686

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Kewaunee Scientific Corporation Stockholders' Equity
Balance at April 30, 2021	$6,915	$3,807	$(53)	$34,149	$(3,577)	$41,241
Net loss attributable to Kewaunee Scientific Corporation	—	—	—	(1,345)	—	(1,345)
Other comprehensive loss	—	—	—	—	(76)	(76)
Stock-based compensation	67	171	—	—	—	238
Balance at July 31, 2021	$6,982	$3,978	$(53)	$32,804	$(3,653)	$40,058

See accompanying notes to Condensed Consolidated Financial Statements.

Kewaunee Scientific Corporation
Condensed Consolidated Balance Sheets
($ and shares in thousands, except per share amounts)

	July 31, 2022	April 30, 2022
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$14,360	$4,433
Restricted cash	7,174	2,461
Receivables, less allowance; $371; $357, on each respective date	40,714	41,254
Inventories	25,100	23,796
Note Receivable	—	13,457
Prepaid expenses and other current assets	10,435	6,164
Total Current Assets	97,783	91,565
Property, plant and equipment, at cost	60,716	60,326
Accumulated depreciation	(45,930)	(45,205)
Net Property, Plant and Equipment	14,786	15,121
Right of use assets	8,955	7,573
Other assets	4,119	4,514
Total Assets	$125,643	$118,773

Liabilities and Stockholders' Equity
Current Liabilities:
Short-term borrowings	$—	$1,588
Current portion of financing liability	591	575
Current portion of financing lease liability	72	126
Current portion of operating lease liabilities	1,685	1,319
Accounts payable	25,042	27,316
Employee compensation and amounts withheld	4,342	4,504
Deferred revenue	14,116	3,529
Other accrued expenses	3,669	3,336
Total Current Liabilities	49,517	42,293
Long-term portion of financing liability	28,618	28,775
Long-term portion of financing lease liability	224	228
Long-term portion of operating lease liabilities	7,142	6,179
Accrued pension and deferred compensation costs	3,989	4,159
Deferred income taxes	451	428
Other non-current liabilities	519	531
Total Liabilities	90,460	82,593
Commitments and Contingencies
Stockholders' Equity:
Common stock, $2.50 par value, Authorized – 5,000 shares; Issued – 2,832 shares; 2,793 shares; – Outstanding – 2,829 shares; 2,790 shares, on each respective date	7,080	6,983
Additional paid-in-capital	4,349	4,483
Retained earnings	27,276	28,023
Accumulated other comprehensive loss	(3,966)	(3,742)
Common stock in treasury, at cost, 3 shares, on each respective date	(53)	(53)
Total Kewaunee Scientific Corporation Stockholders' Equity	34,686	35,694
Non-controlling interest	497	486
Total Stockholders' Equity	35,183	36,180
Total Liabilities and Stockholders' Equity	$125,643	$118,773

See accompanying notes to Condensed Consolidated Financial Statements.

Kewaunee Scientific Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)
($ in thousands)

	Three Months Ended July 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(719)	$(1,307)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	725	693
Bad debt provision	23	3
Stock-based compensation expense	172	216
Deferred income taxes	23	37
Change in assets and liabilities:
Receivables	516	(839)
Inventories	(1,304)	(1,335)
Accounts payable and other accrued expenses	(2,117)	1,048
Deferred revenue	10,587	(568)
Other, net	(4,221)	276
Net cash provided by (used in) operating activities	3,685	(1,776)
Cash flows from investing activities:
Capital expenditures	(390)	(484)
Net cash used in investing activities	(390)	(484)
Cash flows from financing activities:
Proceeds from short-term borrowings	4,431	12,303
Repayments on short-term borrowings	(6,019)	(10,277)
Proceeds from sale-leaseback financing transaction	13,456	—
Payments on sale-leaseback financing transaction	(140)	—
Payments on long-term lease obligations	(58)	(5)
Net cash provided by financing activities	11,670	2,021
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(325)	(25)
Increase (decrease) in cash, cash equivalents and restricted cash	14,640	(264)
Cash, cash equivalents and restricted cash, beginning of period	6,894	5,731
Cash, cash equivalents and restricted cash, end of period	$21,534	$5,467

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
These interim Condensed Consolidated Financial Statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of these financial statements and should be read in conjunction with the Consolidated Financial Statements and Notes included in the Company's 2022 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. The Condensed Consolidated Balance Sheet as of April 30, 2022 included in this interim period filing has been derived from the audited consolidated financial statements at that date, but does not include all of the information and related notes required by GAAP for complete financial statements.
The preparation of the interim Condensed Consolidated Financial Statements requires management to make certain estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

B. Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less. During the periods ended July 31, 2022 and April 30, 2022, the Company had cash deposits in excess of FDIC insured limits. The Company has not experienced any losses from such deposits. Restricted cash includes bank deposits of subsidiaries used for performance guarantees against customer orders.
The Company includes restricted cash along with the cash balance for presentation in the Condensed Consolidated Statements of Cash Flows. The reconciliation between the Condensed Consolidated Balance Sheet and the Condensed Consolidated Statement of Cash Flows is as follows:

	July 31, 2022	April 30, 2022
Cash and cash equivalents	$14,360	$4,433
Restricted cash	7,174	2,461
Total cash, cash equivalents and restricted cash	$21,534	$6,894

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

Disaggregated Revenue
A summary of net sales transferred to customers over time and at a point in time for the periods ended July 31, 2022 and July 31, 2021 is as follows (in thousands):

	Three Months Ended
	July 31, 2022			July 31, 2021
	Domestic	International	Total	Domestic	International	Total
Over Time	$35,353	$12,655	$48,008	$28,652	$9,830	$38,482
Point in Time	2,115	—	2,115	1,011	—	1,011
Total	$37,468	$12,655	$50,123	$29,663	$9,830	$39,493

Contract Balances
The closing balances of contract assets included $9,705,000 in accounts receivable and $1,672,000 in other assets at July 31, 2022. The opening balance of contract assets arising from contracts with customers included $9,287,000 in accounts receivable and $1,293,000 in other assets at April 30, 2022. The closing and opening balances of contract liabilities included in deferred revenue arising from contracts with customers were $14,116,000 at July 31, 2022 and $3,529,000 at April 30, 2022. The timing of revenue recognition, billings and cash collections results in accounts receivable, unbilled receivables, and deferred revenue which are disclosed in the Condensed Consolidated Balance Sheets and in the Notes to the Condensed Consolidated Financial Statements. In general, the Company receives payments from customers based on a billing schedule established in its contracts. Unbilled receivables represent amounts earned which have not yet been billed in accordance with contractually stated billing terms and are included in receivables on the Condensed Consolidated Balance Sheets. Receivables are recorded when the right to consideration becomes unconditional and the Company has a right to invoice the customer. Deferred revenue relates to payments received in advance of performance under the contract. Deferred revenue is recognized as revenue as (or when) the Company performs under the contract. Approximately 100% of the contract liability balances at April 30, 2022 and July 31, 2022 are expected to be recognized as revenue during the respective succeeding 12 months.
D. Inventories
The Company measures inventory using the first-in, first-out ("FIFO") method at the lower of cost or net realizable value. Inventories consisted of the following (in thousands):

	July 31, 2022	April 30, 2022
Finished products	$3,903	$4,555
Work in process	2,738	2,893
Raw materials	18,459	16,348
Total	$25,100	$23,796
The Company's International subsidiaries' inventories were $3,799,000 at July 31, 2022 and $2,811,000 at April 30, 2022 and are included in the above tables.

E. Fair Value of Financial Instruments
The Company's financial instruments consist primarily of cash and equivalents, mutual funds, cash surrender value of life insurance policies, and short-term borrowings. The carrying value of these assets and liabilities approximates their fair value. The following tables summarize the Company's fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of July 31, 2022 and April 30, 2022 (in thousands):

	July 31, 2022
Financial Assets	Level 1	Level 2	Total
Trading securities held in non-qualified compensation plans (1)	$1,015	$—	$1,015
Cash surrender value of life insurance policies (1)	—	1,360	1,360
Total	$1,015	$1,360	$2,375
Financial Liabilities
Non-qualified compensation plans (2)	$—	$2,806	$2,806
Total	$—	$2,806	$2,806

	April 30, 2022
Financial Assets	Level 1	Level 2	Total
Trading securities held in non-qualified compensation plans (1)	$1,219	$—	$1,219
Cash surrender value of life insurance policies (1)	—	1,371	1,371
Total	$1,219	$1,371	$2,590
Financial Liabilities
Non-qualified compensation plans (2)	$—	$3,003	$3,003
Total	$—	$3,003	$3,003
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

F. Long-term Debt and Other Credit Arrangements
At April 30, 2022, advances of $1.6 million were outstanding under the Company's revolving credit facility. The Company had standby letters of credit outstanding of $716,000 at April 30, 2022. Amounts available under the revolving credit facility were $2.4 million at April 30, 2022. At April 30, 2022, the Company was in compliance with all the financial covenants under its revolving credit facility.
On June 27, 2022, the Company terminated the Credit Agreement with Wells Fargo, National Bank. At the time of termination, there were no borrowings under the Credit Agreement, and the Company did not incur any material termination penalties as a result of the termination.

G. Sale-Leaseback Financing Transaction

On December 22, 2021, the Company entered into an Agreement for Purchase and Sale of Real Property with CAI Investments Sub-Series 100 LLC, a Nevada limited liability company (the "Buyer"), for the Company’s headquarters and manufacturing facilities (the "Property") located at 2700 West Front Street in Statesville, North Carolina (the "Sale Agreement").
The Sale Agreement was finalized on March 24, 2022 and coincided with the Company and the Buyer entering into a 20-year lease, effective on such date between the Company and CAI Investments Medical Products I Master Lessee LLC ("Lessor"), an affiliate of Buyer (the "Lease Agreement"). At the same time, the Buyer and its affiliates formed a new, debt-financed affiliate CAI Investments Medical Products I, DST ("Trust") and contributed the Property to the Trust. According to the terms of the contemporaneous lease, the Trust leased the Property to its affiliated Lessor, which in turn sub-leased the Property to the Company (together with the Sale Agreement, the "Sale-Leaseback Arrangement").
The Sale-Leaseback Arrangement is repayable over a 20-year term, with four renewal options of five years each. Under the terms of the Lease Agreement, the Company’s initial basic rent is approximately $158,000 per month, with annual increases of approximately 2% each year of the initial term.

The Company accounted for the Sale-Leaseback Arrangement as a financing transaction with the Buyer in accordance with ASC 842, "Leases," as the Lease Agreement was determined to be a finance lease. The Company concluded the Lease Agreement met the qualifications to be classified as a finance lease due to the significance of the present value of the lease payments, using a discount rate of 4.75% to reflect the Company’s incremental borrowing rate, compared to the fair value of the leased property as of the lease commencement date. In measuring the lease payments for the present value analysis, the Company elected the practical expedient to combine the lease component (the leased facilities) with the non-lease component (property management provided by the Buyer/Lessor) into a single lease component.
The presence of a finance lease indicates that control of the Property has not transferred to the Buyer/Lessor and, as such, the transaction was deemed a failed sale-leaseback and must be accounted for as a financing arrangement. As a result of this determination, the Company is viewed as having received the sale proceeds from the Buyer/Lessor in the form of a hypothetical loan collateralized by its leased facilities. The hypothetical loan is payable as principal and interest in the form of “lease payments” to the Buyer/Lessor. As such, the Company will not derecognize the Property from its books for accounting purposes until the lease ends. No gain or loss was recognized under GAAP related to the Sale-Leaseback Arrangement.
As of July 31, 2022, the carrying value of the financing liability was $29,209,000, net of $753,000 in debt issuance costs, of which $591,000 was classified as current on the Consolidated Balance Sheet with $28,618,000 classified as long-term. As of April 30, 2022, the carrying value of the financing liability was $29,350,000, net of $768,000 in debt issuance costs, of which $575,000 was classified as current on the Consolidated Balance Sheet with $28,775,000 classified as long-term. The monthly lease payments are split between a reduction of principal and interest expense using the effective interest rate method. Interest expense associated with the financing arrangement was $332,000 for the quarter ended July 31, 2022.
The Company will depreciate the building down to zero over the 20-year assumed economic life of the Property so that at the end of the lease term, the remaining carrying amount of the financing liability will equal the carrying amount of the land of $41,000.
Remaining future cash payments related to the financing liability as of July 31, 2022 are as follows:

($ in thousands)
Remainder of 2023	$1,421
2024	1,931
2025	1,970
2026	2,009
2027	2,050
Thereafter	35,958
Total Minimum Liability Payments	45,339
Imputed Interest	(16,130)
Total	$29,209

H. Leases
The Company recognizes lease assets and lease liabilities reflecting the rights and obligations created by operating type leases for real estate and equipment in both the U.S. and internationally and financing leases for a truck and IT equipment in the U.S. At July 31, 2022 and April 30, 2022, right-of-use assets totaled $8,955,000 and $7,573,000, respectively. Operating cash paid to settle lease liabilities was $524,000 and $500,000 for the three months ended July 31, 2022 and July 31, 2021, respectively. The Company's leases have remaining lease terms of up to 9 years. In addition, some of the leases may include options to extend the leases for up to 5 years or options to terminate the leases within 1 year. Operating lease expenses were $835,000 for the three months ended July 31, 2022, inclusive of period cost for short-term leases, not included in lease liabilities, of $311,000. Operating lease expenses were $847,000 for the three months ended July 31, 2021, inclusive of period cost for short-term leases, not included in lease liabilities, of $347,000.
At July 31, 2022, the weighted average remaining lease term for the capitalized operating leases was 5.9 years and the weighted average discount rate was 4.8%. For the financing leases, the weighted average remaining lease term was 3.9 years and the weighted average discount rate was 6.8%. As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of those lease payments. The Company uses the implicit rate when readily determinable.

Future minimum lease payments under non-cancelable leases as of July 31, 2022 were as follows:

	Operating	Financing

Remainder of fiscal 2023	$1,545	$82
2024	1,824	90
2025	1,770	90
2026	1,575	71
2027	1,366	—
Thereafter	2,539	—
Total Minimum Lease Payments	10,619	333
Imputed Interest	(1,791)	(37)
Total	$8,828	$296
I. Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the assumed exercise of outstanding options and the conversion of restricted stock units ("RSUs") under the Company's various stock compensation plans, except when RSUs and options have an antidilutive effect. There were 104,141 and 128,701 antidilutive RSUs and options outstanding at July 31, 2022 and July 31, 2021, respectively. The following is a reconciliation of basic to diluted weighted average common shares outstanding (in thousands):

	Three Months Ended
	July 31, 2022	July 31, 2021
Basic	2,807	2,777
Dilutive effect of stock options and RSUs	—	—
Weighted average common shares outstanding - diluted	2,807	2,777
J. Stock Options and Stock-based Compensation
The Company recognizes compensation costs related to stock options and other stock awards granted by the Company as operating expenses over their vesting period.
In June 2022, the Company granted 54,279 RSUs under the 2017 Omnibus Incentive Plan ("2017 Plan"). These RSUs include a service component that vests over a three-year period. The recognized expense is based upon the vesting period for service criteria. The Company recorded stock-based compensation expense during the three months ended July 31, 2022 of $131,000, with the remaining estimated stock-based compensation expense of $1,424,000 to be recorded over the remaining vesting periods. The Company recorded stock-based compensation expense during the three months ended July 31, 2021 of $194,000. Directors' fees paid with shares of common stock in lieu of cash in accordance with Director compensation guidelines were $41,000 for each of the three month periods ended July 31, 2022 and July 31, 2021 and were also included in the stock-based compensation on the Condensed Consolidated Statements of Cash Flows.
K. Income Taxes
Income tax expense of $379,000 was recorded for the three months ended July 31, 2022. Income tax expense of $251,000 was recorded for the three months ended July 31, 2021. The effective tax rate was (111.5)% for the three months ended July 31, 2022. The effective tax rate was (23.8)% for the three months ended July 31, 2021. The change in the effective tax rate for the period is primarily due to the impact of foreign operations which are taxed at different rates than the U.S. tax rate of 21% and the recording of a valuation allowance against the deferred tax asset which resulted in the elimination of any U.S. income tax benefit.
In August 2019, the Company revoked its indefinite reinvestment of foreign unremitted earnings position in compliance with ASC 740 "Income Taxes" and terminated its indefinite reinvestment of unremitted earnings assertion for the Singapore, China, and Kewaunee Labway India Pvt. Ltd. international subsidiaries. The Company has a deferred tax liability of $1,042,000 and $976,000 for the withholding tax related to Kewaunee Labway India Pvt. Ltd. as of July 31, 2022 and April 30, 2022, respectively. The Company recorded all deferred tax assets and liabilities related to its outside basis differences in its foreign subsidiaries consistent with ASC 740.

L. Defined Benefit Pension Plans
The Company has non-contributory defined benefit pension plans covering substantially all domestic salaried and hourly employees. These plans were amended as of April 30, 2005; no further benefits have been, or will be, earned under the plans, subsequent to the amendment date, and no additional participants will be added to the plans. There were no Company contributions paid to the plans for the three months ended July 31, 2022 and July 31, 2021. The Company assumed an expected long-term rate of return of 7.75% for the periods ended July 31, 2022 and July 31, 2021.
Pension expense / (income) consisted of the following (in thousands):

	Three Months Ended
	July 31, 2022	July 31, 2021
Service cost	$—	$—
Interest cost	322	177
Expected return on plan assets	(535)	(401)
Recognition of net loss	240	135
Net periodic pension expense (income)	$27	$(89)

M. Segment Information
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
The following tables provide financial information by business segments for the periods ended July 31, 2022 and 2021 (in thousands):

	Domestic Operations	International Operations	Corporate / Eliminations	Total
Three months ended July 31, 2022
Revenues from external customers	$37,468	$12,655	$—	$50,123
Intersegment revenues	796	1,621	(2,417)	—
Earnings (loss) before income taxes	98	1,094	(1,532)	(340)

Three months ended July 31, 2021
Revenues from external customers	$29,663	$9,830	$—	$39,493
Intersegment revenues	175	565	(740)	—
Earnings (loss) before income taxes	(209)	664	(1,511)	(1,056)

N. New Accounting Standards
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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The Company's 2022 Annual Report to Stockholders on Form 10-K contains management's discussion and analysis of the Company's financial condition and results of operations as of and for the year ended April 30, 2022. The following discussion and analysis describes material changes in the Company's financial condition since April 30, 2022. The analysis of results of operations compares the three months ended July 31, 2022 with the comparable period of the prior year.
Results of Operations
Sales for the quarter were $50,123,000, an increase from sales of $39,493,000 in the comparable period of the prior year. Domestic sales for the quarter were $37,468,000, up 26.3% from sales of $29,663,000 in the comparable period of the prior year. The increase in Domestic sales was predominantly from higher input costs being rolled into product pricing. International sales for the quarter were $12,655,000, up 28.7% from sales of $9,830,000 in the comparable period of the prior year. International sales increased when compared to the prior year period due to the commencement of delivery of large projects booked in the prior fiscal year.
The Company's order backlog was $174.0 million at July 31, 2022, as compared to $120.6 million at July 31, 2021, and $173.9 million at April 30, 2022.
The gross profit margin for the three months ended July 31, 2022 was 12.4% of sales, as compared to 14.4% of sales in the comparable quarter of the prior year. The decrease in gross profit margin percentage for the three months ended July 31, 2022 is primarily due to nearly 25% of the current period's domestic segment revenue being attributable to direct orders that, in aggregate, were delivered at a loss for the Company. Most of these projects were tied to contracts that were executed prior to the broad-based inflation experienced over the last fiscal year.
Operating expenses for the three months ended July 31, 2022 were $6,592,000, or 13.2% of sales, as compared to $6,765,000, or 17.1% of sales, in the comparable period of the prior year. The decrease in operating expenses for the three months ended July 31, 2022 was primarily due to reductions in administrative wages, benefits, incentive and stock-based compensation of $630,000, and marketing expense of $128,000, partially offset by increases in consulting and professional fees of $198,000, corporate governance expenses of $25,000, and increases in international operating expenses of $368,000.
Interest expense, net was $384,000 for the three months ended July 31, 2022, as compared to $106,000 for the comparable period of the prior year. The changes in interest expense were primarily due to changes in the levels of bank borrowings and the Sale-Leaseback financing transaction.
The effective income tax rate for the three months ended July 31, 2022 was (111.5)% as compared to (23.8)% for the three months ended July 31, 2021. Income tax expense of $379,000 and $251,000 was recorded for the three months ended July 31, 2022 and 2021, respectively. The change in the effective tax rate for the three months ended July 31, 2022 reflects the impact of international operations which are taxed at different rates, combined with no U.S. tax benefit being recorded for the most recent quarter due to the Company's full valuation allowance position. See Note K, Income Taxes, of the Notes to Condensed Consolidated Financial Statements for additional information.
Non-controlling interests related to the Company's subsidiaries not 100% owned by the Company increased net loss by $28,000 for the three months ended July 31, 2022, compared to $38,000 for the comparable period of the prior year. The change in the net earnings attributable to the non-controlling interest in the current period was due to changes in earnings of the subsidiaries in the related period.
Net loss was $747,000, or $(0.27) per diluted share, for the three months ended July 31, 2022, compared to $1,345,000, or $(0.48) per diluted share, in the prior year period.
Liquidity and Capital Resources
Our principal sources of liquidity have historically been funds generated from operating activities. In addition, on March 24, 2022, we executed a Sale-Leaseback financing transaction with respect to our manufacturing and corporate facilities in Statesville, North Carolina to provide additional liquidity. See Note G, Sale-Leaseback Financing Transaction for more information. Additionally, certain machinery and equipment are financed by non-cancellable operating leases. The Company believes that these sources will be sufficient to support ongoing business requirements in the current fiscal year, including capital expenditures.
The Company had working capital of $48,266,000 at July 31, 2022, compared to $49,272,000 at April 30, 2022. The ratio of current assets to current liabilities was 2.0-to-1.0 at July 31, 2022, compared to 2.2-to-1.0 at April 30, 2022.

As previously reported in the Company's 2022 Annual Report on Form 10-K, the Company was compliant at April 30, 2022 with all of the financial covenants under the revolving credit facility. On June 27, 2022, the Company terminated the Credit Agreement with Wells Fargo, National Bank. At the time of termination, there were no borrowings under the Credit Agreement, and the Company did not incur any material termination penalties as a result of the termination. For additional information concerning our credit facility, see Note F, Long-Term Debt and Other Credit Arrangements.
The Company provided cash of $3,685,000 during the three months ended July 31, 2022, primarily from an increase in deferred revenue of $10.6 million partially offset by increases in inventory of $1.3 million, accounts payable and other accrued expenses of $2.1 million and other, net of $4.2 million. The increase in deferred revenue is primarily related to advance payments received for a large international order. During the three months ended July 31, 2022, the Company used net cash of $390,000 in investing activities, all of which was used for capital expenditures. The Company's financing activities provided cash of $11,670,000 during the three months ended July 31, 2022, primarily from proceeds of the sale-leaseback financing transaction that was previously recorded as a note receivable at April 30, 2022.
Outlook
The Company's ability to predict future demand for its products continues to be limited given its role as subcontractor or supplier to dealers for subcontractors. Demand for the Company's products is also dependent upon the number of laboratory construction projects planned and/or current progress in projects already under construction. The Company's earnings are also impacted by fluctuations in prevailing pricing for projects in the laboratory construction marketplace and increased costs of raw materials, including steel, wood, and epoxy resin, and whether the Company can increase product prices to customers in amounts that correspond to such increases without materially and adversely affecting sales. Additionally, since prices are normally quoted on a firm basis in the industry, the Company bears the burden of possible increases in labor and material costs between the quotation of an order and delivery of a product.
In the last quarter, the Company improved the quality of the order backlog by delivering a portion of the lower margin direct sales orders and replacing those orders in the backlog with higher margin product orders. This was accomplished while simultaneously recording a record high order backlog for the fourth time in the past five quarters. It is the Company's expectation that this dynamic will lead to margin expansion as it moves through the fiscal year.
Although factors such as broad-based inflation, concern about a possible recession, and an ongoing labor shortage continue to create economic uncertainty, the Company remains optimistic about the future based on the strength of the order backlog and the high level of activity in the marketplace.
Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
Certain statements in this document constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). All statements other than statements of historical fact included in this Quarterly Report, including statements regarding the Company's future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "predict," "believe" and similar words, expressions and variations of these words and expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to known and unknown risks, uncertainties, assumptions, and other important factors that could significantly impact results or achievements expressed or implied by such forward-looking statements. Such factors, risks, uncertainties and assumptions include, but are not limited to: competitive and general economic conditions and the ongoing impact of the COVID-19 pandemic, including disruptions from government mandates, both domestically and internationally, as well as supplier constraints and other supply disruptions; changes in customer demands; technological changes in our operations or in our industry; dependence on customers’ required delivery schedules; risks related to fluctuations in the Company’s operating results from quarter to quarter; risks related to international operations, including foreign currency fluctuations; changes in the legal and regulatory environment; changes in raw materials and commodity costs; acts of terrorism, war, governmental action, natural disasters and other Force Majeure events; and the ultimate impact on the Company of the cyber attack suffered on November 5, 2021. The cautionary statements made pursuant to the Reform Act herein and elsewhere by us should not be construed as exhaustive. We cannot always predict what factors would cause actual results to differ materially from those indicated by the forward-looking statements. Over time, our actual results, performance, or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such differences might be significant and harmful to our stockholders' interest. Many important factors that could cause such differences are described under the caption "Risk Factors" in Item 1A in the Company's 2022 Annual Report on Form 10-K, which you should review carefully. These forward-looking statements speak only as of the date of this document. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There are no material changes to the disclosures made on this matter in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2022.
Item 4.    Controls and Procedures
(a) Evaluation of disclosure controls and procedures
An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of July 31, 2022. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that, as of July 31, 2022, the Company's disclosure controls and procedures were adequate and effective and designed to ensure that all material information required to be filed in this quarterly report is made known to them by others within the Company and its subsidiaries.
(b) Changes in internal controls
There was no significant change in the Company's internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A.    Risk Factors
The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A of the Company's 2022 Annual Report on Form 10-K under the heading "Risk Factors," any one or more of which could, directly or indirectly, cause the Company's actual financial condition and operating results to vary materially from its past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company's business, financial condition, operating results and stock price. There have been no material changes to the Company's risk factors from those set forth in the Company's Annual Report on Form 10-K for the year ended April 30, 2022 as filed with the SEC on July 1, 2022.
Item 6.    Exhibits

10.1	Fifteenth Amendment to Credit and Security Agreement and Eighth Amendment to Revolving Line of Credit Note dated as of May 27, 2022	(1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1) Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 2022, and incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEWAUNEE SCIENTIFIC CORPORATION (Registrant)

Date: September 9, 2022	By	/s/ Donald T. Gardner III
Donald T. Gardner III
(As duly authorized officer and Vice President, Finance and Chief Financial Officer)