Form 10-Q
period 2023-01-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2023-03-10
CIK 55529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 7, 2023, the registrant had outstanding 2,830,200 shares of Common Stock.

KEWAUNEE SCIENTIFIC CORPORATION
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2023

i

Part 1. Financial Information
Item 1.    Condensed Consolidated Financial Statements

Kewaunee Scientific Corporation
Condensed Consolidated Statements of Operations
(Unaudited)
($ and shares in thousands, except per share amounts)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022
Net sales	$60,821	$40,633	$165,508	$119,157
Cost of products sold	50,491	35,011	140,281	104,264
Gross profit	10,330	5,622	25,227	14,893
Operating expenses	8,026	6,490	22,564	19,742
Operating profit (loss)	2,304	(868)	2,663	(4,849)
Pension (expense) income	(18)	88	(53)	266
Other income, net	210	51	756	149
Interest expense	(436)	(158)	(1,190)	(396)
Profit (loss) before income taxes	2,060	(887)	2,176	(4,830)
Income tax expense	962	399	1,911	845
Net earnings (loss)	1,098	(1,286)	265	(5,675)
Less: Net earnings attributable to the non-controlling interest	375	33	532	89
Net earnings (loss) attributable to Kewaunee Scientific Corporation	$723	$(1,319)	$(267)	$(5,764)

Net earnings (loss) per share attributable to Kewaunee Scientific Corporation stockholders
Basic	$0.26	$(0.47)	$(0.09)	$(2.07)
Diluted	$0.25	$(0.47)	$(0.09)	$(2.07)
Weighted average number of common shares outstanding
Basic	2,830	2,790	2,822	2,785
Diluted	2,911	2,790	2,822	2,785

See accompanying notes to Condensed Consolidated Financial Statements.

Kewaunee Scientific Corporation
Condensed Consolidated Statements of Comprehensive Earnings (Loss)
(Unaudited)
($ in thousands)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022
Net earnings (loss)	$1,098	$(1,286)	$265	$(5,675)
Other comprehensive (loss) earnings, net of tax:
Foreign currency translation adjustments	(106)	52	(567)	(107)
Other comprehensive (loss) earnings	(106)	52	(567)	(107)
Comprehensive earnings (loss), net of tax	992	(1,234)	(302)	(5,782)
Less: Comprehensive income attributable to the non-controlling interest	375	33	532	89
Comprehensive earnings (loss) attributable to Kewaunee Scientific Corporation	$617	$(1,267)	$(834)	$(5,871)

See accompanying notes to Condensed Consolidated Financial Statements.

Kewaunee Scientific Corporation
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
($ in thousands, except per share amounts)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Kewaunee Scientific Corporation Stockholders' Equity
Balance at April 30, 2022	$6,983	$4,483	$(53)	$28,023	$(3,742)	$35,694
Net loss attributable to Kewaunee Scientific Corporation	—	—	—	(747)	—	(747)
Other comprehensive loss	—	—	—	—	(224)	(224)
Stock-based compensation	97	(134)	—	—	—	(37)
Balance at July 31, 2022	$7,080	$4,349	$(53)	$27,276	$(3,966)	$34,686
Net loss attributable to Kewaunee Scientific Corporation	—	—	—	(243)	—	(243)
Other comprehensive loss	—	—	—	—	(237)	(237)
Stock-based compensation	4	192	—	—	—	196
Balance at October 31, 2022	$7,084	$4,541	$(53)	$27,033	$(4,203)	$34,402
Net earnings attributable to Kewaunee Scientific Corporation	—	—	—	723	—	723
Other comprehensive loss	—	—	—	—	(106)	(106)
Stock-based compensation	—	332	—	—	—	332
Balance at January 31, 2023	$7,084	$4,873	$(53)	$27,756	$(4,309)	$35,351

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Kewaunee Scientific Corporation Stockholders' Equity
Balance at April 30, 2021	$6,915	$3,807	$(53)	$34,149	$(3,577)	$41,241
Net loss attributable to Kewaunee Scientific Corporation	—	—	—	(1,345)	—	(1,345)
Other comprehensive loss	—	—	—	—	(76)	(76)
Stock-based compensation	67	171	—	—	—	238
Balance at July 31, 2021	$6,982	$3,978	$(53)	$32,804	$(3,653)	$40,058
Net loss attributable to Kewaunee Scientific Corporation	—	—	—	(3,100)	—	(3,100)
Other comprehensive loss	—	—	—	—	(83)	(83)
Stock-based compensation	1	129	—	—	—	130
Balance at October 31, 2021	$6,983	$4,107	$(53)	$29,704	$(3,736)	$37,005
Net loss attributable to Kewaunee Scientific Corporation	—	—	—	(1,319)	—	(1,319)
Other comprehensive income	—	—	—	—	52	52
Stock-based compensation	—	109	—	—	—	109
Balance at January 31, 2022	$6,983	$4,216	$(53)	$28,385	$(3,684)	$35,847

See accompanying notes to Condensed Consolidated Financial Statements.

Kewaunee Scientific Corporation
Condensed Consolidated Balance Sheets
($ and shares in thousands, except per share amounts)

	January 31, 2023	April 30, 2022
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$13,047	$4,433
Restricted cash	5,369	2,461
Receivables, less allowance; $459; $357, on each respective date	43,988	41,254
Inventories	21,412	23,796
Note receivable	—	13,457
Prepaid expenses and other current assets	7,745	6,164
Total Current Assets	91,561	91,565
Property, plant and equipment, at cost	61,810	60,326
Accumulated depreciation	(47,269)	(45,205)
Net Property, Plant and Equipment	14,541	15,121
Right of use assets	9,563	7,573
Other assets	6,121	4,514
Total Assets	$121,786	$118,773

Liabilities and Stockholders' Equity
Current Liabilities:
Short-term borrowings	$5,753	$1,588
Current portion of financing liability	625	575
Current portion of financing lease liability	75	126
Current portion of operating lease liabilities	2,045	1,319
Accounts payable	24,914	27,316
Employee compensation and amounts withheld	4,228	4,504
Deferred revenue	5,062	3,529
Other accrued expenses	1,511	3,336
Total Current Liabilities	44,213	42,293
Long-term portion of financing liability	28,298	28,775
Long-term portion of financing lease liability	156	228
Long-term portion of operating lease liabilities	7,422	6,179
Accrued pension and deferred compensation costs	4,061	4,159
Deferred income taxes	796	428
Other non-current liabilities	502	531
Total Liabilities	85,448	82,593
Commitments and Contingencies
Stockholders' Equity:
Common stock, $2.50 par value, Authorized – 5,000 shares; Issued – 2,833 shares; 2,793 shares; – Outstanding – 2,830 shares; 2,790 shares, on each respective date	7,084	6,983
Additional paid-in-capital	4,873	4,483
Retained earnings	27,756	28,023
Accumulated other comprehensive loss	(4,309)	(3,742)
Common stock in treasury, at cost, 3 shares, on each respective date	(53)	(53)
Total Kewaunee Scientific Corporation Stockholders' Equity	35,351	35,694
Non-controlling interest	987	486
Total Stockholders' Equity	36,338	36,180
Total Liabilities and Stockholders' Equity	$121,786	$118,773

See accompanying notes to Condensed Consolidated Financial Statements.

Kewaunee Scientific Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)
($ in thousands)

	Nine Months Ended January 31,
	2023	2022
Cash flows from operating activities:
Net earnings (loss)	$265	$(5,675)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation	2,142	2,092
Bad debt provision	79	27
Stock-based compensation expense	699	502
Deferred income taxes	368	104
Change in assets and liabilities:
Receivables	(2,813)	(2,199)
Inventories	2,384	(3,430)
Income tax receivable	—	316
Accounts payable and other accrued expenses	(4,534)	10,692
Deferred revenue	1,533	(19)
Other, net	(3,670)	(3,497)
Net cash used in operating activities	(3,547)	(1,087)
Cash flows from investing activities:
Capital expenditures	(1,562)	(1,222)
Net cash used in investing activities	(1,562)	(1,222)
Cash flows from financing activities:
Proceeds from short-term borrowings	27,742	42,975
Repayments on short-term borrowings	(23,577)	(40,840)
Proceeds from sale-leaseback financing transaction	13,473	—
Payments on sale-leaseback financing transaction	(426)	—
Payments on long-term lease obligations	(123)	(16)
Net cash provided by financing activities	17,089	2,119
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(458)	(39)
Increase (decrease) in cash, cash equivalents and restricted cash	11,522	(229)
Cash, cash equivalents and restricted cash, beginning of period	6,894	5,731
Cash, cash equivalents and restricted cash, end of period	$18,416	$5,502

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

B. Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less. During the periods ended January 31, 2023 and April 30, 2022, the Company had cash deposits in excess of FDIC insured limits. The Company has not experienced any losses from such deposits. Restricted cash includes bank deposits of subsidiaries used for performance guarantees against customer orders.
The Company includes restricted cash along with the cash balance for presentation in the Condensed Consolidated Statements of Cash Flows. The reconciliation between the Condensed Consolidated Balance Sheet and the Condensed Consolidated Statement of Cash Flows is as follows:

	January 31, 2023	April 30, 2022
Cash and cash equivalents	$13,047	$4,433
Restricted cash	5,369	2,461
Total cash, cash equivalents and restricted cash	$18,416	$6,894

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

Disaggregated Revenue
A summary of net sales transferred to customers over time and at a point in time for the periods ended January 31, 2023 and January 31, 2022 is as follows (in thousands):

	Three Months Ended
	January 31, 2023			January 31, 2022
	Domestic	International	Total	Domestic	International	Total
Over Time	$35,373	$24,687	$60,060	$28,240	$11,102	$39,342
Point in Time	761	—	761	1,291	—	1,291
Total	$36,134	$24,687	$60,821	$29,531	$11,102	$40,633

	Nine Months Ended
	January 31, 2023			January 31, 2022
	Domestic	International	Total	Domestic	International	Total
Over Time	$107,100	$53,915	$161,015	$85,342	$30,029	$115,371
Point in Time	4,493	—	4,493	3,786	—	3,786
Total	$111,593	$53,915	$165,508	$89,128	$30,029	$119,157

Contract Balances
The closing balances of contract assets included $13,018,000 in accounts receivable and $1,374,000 in other assets at January 31, 2023. The opening balance of contract assets arising from contracts with customers included $9,287,000 in accounts receivable and $1,293,000 in other assets at April 30, 2022. The closing and opening balances of contract liabilities included in deferred revenue arising from contracts with customers were $5,062,000 at January 31, 2023 and $3,529,000 at April 30, 2022. The timing of revenue recognition, billings and cash collections results in accounts receivable, unbilled receivables, and deferred revenue which are disclosed in the Condensed Consolidated Balance Sheets and in the Notes to the Condensed Consolidated Financial Statements. In general, the Company receives payments from customers based on a billing schedule established in its contracts. Unbilled receivables represent amounts earned which have not yet been billed in accordance with contractually stated billing terms and are included in receivables on the Condensed Consolidated Balance Sheets. Receivables are recorded when the right to consideration becomes unconditional and the Company has a right to invoice the customer. Deferred revenue relates to payments received in advance of performance under the contract. Deferred revenue is recognized as revenue as (or when) the Company performs under the contract. Approximately 100% of the contract liability balances at April 30, 2022 and January 31, 2023 are expected to be recognized as revenue during the respective succeeding 12 months.
D. Inventories
The Company measures inventory using the first-in, first-out ("FIFO") method at the lower of cost or net realizable value. Inventories consisted of the following (in thousands):

	January 31, 2023	April 30, 2022
Finished products	$3,800	$4,555
Work in process	2,725	2,893
Raw materials	14,887	16,348
Total	$21,412	$23,796
The Company's International subsidiaries' inventories were $2,589,000 at January 31, 2023 and $2,811,000 at April 30, 2022 and are included in the above tables.

E. Fair Value of Financial Instruments
The Company's financial instruments consist primarily of cash and equivalents, mutual funds, short-term borrowings, and the cash surrender value of life insurance policies. The carrying value of these assets and liabilities approximates their fair value. The following tables summarize the Company's fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of January 31, 2023 and April 30, 2022 (in thousands):

	January 31, 2023
Financial Assets	Level 1	Level 2	Total
Trading securities held in non-qualified compensation plans (1)	$1,017	$—	$1,017
Cash surrender value of life insurance policies (1)	—	1,359	1,359
Total	$1,017	$1,359	$2,376
Financial Liabilities
Non-qualified compensation plans (2)	$—	$2,852	$2,852
Total	$—	$2,852	$2,852

	April 30, 2022
Financial Assets	Level 1	Level 2	Total
Trading securities held in non-qualified compensation plans (1)	$1,219	$—	$1,219
Cash surrender value of life insurance policies (1)	—	1,371	1,371
Total	$1,219	$1,371	$2,590
Financial Liabilities
Non-qualified compensation plans (2)	$—	$3,003	$3,003
Total	$—	$3,003	$3,003
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
On June 27, 2022, the Company terminated its prior credit agreement with Wells Fargo, National Bank (the "Prior Credit Agreement"). At the time of termination, there were no borrowings under the Prior Credit Agreement, and the Company did not incur any material termination penalties as a result of the termination.
On December 19, 2022, the Company entered into a Credit and Security Agreement (the "Credit Agreement") with Mid Cap Funding IV Trust, as agent (the "Agent"), and the lenders from time to time party thereto (collectively, the "Lenders"). The Credit Agreement provides for a secured revolving line of credit initially of up to $15.0 million (the "Revolving Credit Facility"). Availability under the Revolving Credit Facility is subject to a borrowing base calculated in accordance with the terms of the Credit Agreement and on the basis of eligible accounts and inventory and certain other reserves and adjustments. Subject to the terms of the Credit Agreement, from time to time the Company may request that the initial revolving loan amount available under the Revolving Credit Facility be increased with additional tranches in minimum amounts of $1,000,000, up to a maximum borrowing availability limit of $30.0 million. The Agent and Lenders must consent to any such increase in their sole discretion. The Revolving Credit Facility matures on December 19, 2025.
Except as set forth in the Credit Agreement, borrowings under the Revolving Credit Facility bear interest at a rate equal to Term SOFR (Secured Overnight Financing Rate) plus 4.10%. The Company is required to make monthly interest payments on the Revolving Credit Facility, with the entire principal payment due at maturity.
At January 31, 2023, there were $3.0 million outstanding under the Revolving Credit Facility, with remaining borrowing capacity under the Revolving Credit Facility of $11.3 million. In addition, the Company's International subsidiaries have a balance outstanding of $2.8 million in short-term borrowings related to overdraft protection and short-term loan arrangements.

The Credit Agreement and Revolving Credit Facility contain financial covenants with respect to a fixed charge coverage ratio and a minimum loan availability amount. The Credit Agreement also contains certain customary covenants that, subject to certain exceptions, limit the Company's ability to, among other things, (i) create, incur, assume or permit to exist any additional indebtedness or additional liens; and (ii) enter into any amendment or other modification of certain material agreements that would reasonably be expected to be materially adverse to the Lenders' rights. The Credit Agreement also contains certain restrictions on the Company's ability to pay cash dividends, repurchase shares of the Company's capital stock, make certain investments, and enter into certain transactions with the Company's affiliates.
As of January 31, 2023, the Company was in compliance with all of the covenants under its Credit Agreement and Revolving Credit Facility.

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
As of January 31, 2023, the carrying value of the financing liability was $28,923,000, net of $723,000 in debt issuance costs, of which $625,000 was classified as current on the Consolidated Balance Sheet with $28,298,000 classified as long-term. As of April 30, 2022, the carrying value of the financing liability was $29,350,000, net of $768,000 in debt issuance costs, of which $575,000 was classified as current on the Consolidated Balance Sheet with $28,775,000 classified as long-term. The monthly lease payments are split between a reduction of principal and interest expense using the effective interest rate method. Interest expense associated with the financing arrangement was $329,000 and $990,000 for the three and nine months ended January 31, 2023, respectively.
The Company will depreciate the building down to zero over the 20-year assumed economic life of the Property so that at the end of the lease term, the remaining carrying amount of the financing liability will equal the carrying amount of the land of $41,000.

Remaining future cash payments related to the financing liability as of January 31, 2023 are as follows:

($ in thousands)
Remainder of 2023	$476
2024	1,931
2025	1,970
2026	2,009
2027	2,050
Thereafter	35,957
Total Minimum Liability Payments	44,393
Imputed Interest	(15,470)
Total	$28,923

H. Leases
The Company recognizes lease assets and lease liabilities reflecting the rights and obligations created by operating type leases for real estate and equipment in both the U.S. and internationally and financing leases for a truck and IT equipment in the U.S. At January 31, 2023 and April 30, 2022, right-of-use assets totaled $9,563,000 and $7,573,000, respectively. Operating cash paid to settle lease liabilities was $1,652,000 and $1,515,000 for the nine months ended January 31, 2023 and January 31, 2022, respectively. The Company's leases have remaining lease terms of up to 9 years. In addition, some of the leases may include options to extend the leases for up to 5 years or options to terminate the leases within 1 year. Operating lease expenses were $825,000 and $2,528,000 for the three and nine months ended January 31, 2023, inclusive of period cost for short-term leases, not included in lease liabilities, of $199,000 and $876,000. Operating lease expenses were $754,000 and $2,309,000 for the three and nine months ended January 31, 2022, inclusive of period cost for short-term leases, not included in lease liabilities, of $245,000 and $794,000.
At January 31, 2023, the weighted average remaining lease term for the capitalized operating leases was 5.2 years and the weighted average discount rate was 5.0%. For the financing leases, the weighted average remaining lease term was 3.3 years and the weighted average discount rate was 6.9%. As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of those lease payments. The Company uses the implicit rate when readily determinable.
Future minimum lease payments under non-cancelable leases as of January 31, 2023 were as follows:

	Operating	Financing

Remainder of fiscal 2023	$631	$8
2024	2,377	90
2025	2,186	90
2026	1,921	71
2027	1,657	—
Thereafter	2,510	—
Total Minimum Lease Payments	11,282	259
Imputed Interest	(1,815)	(27)
Total	$9,467	$232

I. Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the assumed exercise of outstanding options and the conversion of restricted stock units ("RSUs") under the Company's various stock compensation plans, except when RSUs and options have an antidilutive effect. There were 31,500 and 135,435 antidilutive RSUs and options outstanding at January 31, 2023 and January 31, 2022, respectively. The following is a reconciliation of basic to diluted weighted average common shares outstanding (in thousands):

	Three Months Ended		Nine Months Ended
	January 31, 2023	January 31, 2022	January 31, 2023	January 31, 2022
Basic	2,830	2,790	2,822	2,785
Dilutive effect of stock options and RSUs	81	—	—	—
Weighted average common shares outstanding - diluted	2,911	2,790	2,822	2,785
J. Stock Options and Stock-based Compensation
The Company recognizes compensation costs related to stock options and other stock awards granted by the Company as operating expenses over their vesting period.
In June 2022, the Company granted 54,279 RSUs under the 2017 Omnibus Incentive Plan ("2017 Plan"). These RSUs include a service component that vests over a three-year period. The recognized expense is based upon the vesting period for service criteria. The Company recorded stock-based compensation expense during the three and nine months ended January 31, 2023 of $332,000 and $658,000, respectively, with the remaining estimated stock-based compensation expense of $1,006,000 to be recorded over the remaining vesting periods. The Company recorded stock-based compensation expense during the three and nine months ended January 31, 2022 of $109,000 and $433,000, respectively. Directors' fees paid with shares of common stock in lieu of cash in accordance with Director compensation guidelines were $41,000 for each of the nine month periods ended January 31, 2023 and January 31, 2022 and were also included in the stock-based compensation on the Condensed Consolidated Statements of Cash Flows.
K. Income Taxes
Income tax expense of $962,000 and $1,911,000 was recorded for the three and nine months ended January 31, 2023, respectively. Income tax expense of $399,000 and $845,000 was recorded for the three and nine months ended January 31, 2022, respectively. The effective tax rate was 46.7% and 87.8% for the three and nine months ended January 31, 2023, respectively. The effective tax rate was (45.0)% and (17.5)% for the three and nine months ended January 31, 2022, respectively. The change in the effective tax rate for the period is primarily due to the impact of foreign operations which are taxed at different rates than the U.S. tax rate of 21% and the recording of a valuation allowance against the deferred tax asset which resulted in the elimination of any U.S. income tax benefit.
In August 2019, the Company revoked its indefinite reinvestment of foreign unremitted earnings position in compliance with ASC 740 "Income Taxes" and terminated its indefinite reinvestment of unremitted earnings assertion for the Singapore, China, and Kewaunee Labway India Pvt. Ltd. international subsidiaries. The Company has a deferred tax liability of $1,236,000 and $976,000 for the withholding tax related to Kewaunee Labway India Pvt. Ltd. as of January 31, 2023 and April 30, 2022, respectively. The Company recorded all deferred tax assets and liabilities related to its outside basis differences in its foreign subsidiaries consistent with ASC 740.
L. Defined Benefit Pension Plans
The Company has non-contributory defined benefit pension plans covering substantially all domestic salaried and hourly employees. These plans were amended as of April 30, 2005; no further benefits have been, or will be, earned under the plans, subsequent to the amendment date, and no additional participants will be added to the plans. There were no Company contributions paid to the plans for the three and nine months ended January 31, 2023 and January 31, 2022. The Company assumed an expected long-term rate of return of 7.75% for the periods ended January 31, 2023 and January 31, 2022.

Pension expense / (income) consisted of the following (in thousands):

	Three Months Ended
	January 31, 2023	January 31, 2022
Service cost	$—	$—
Interest cost	211	177
Expected return on plan assets	(350)	(401)
Recognition of net loss	157	136
Net periodic pension expense (income)	$18	$(88)

	Nine Months Ended
	January 31, 2023	January 31, 2022
Service cost	$—	$—
Interest cost	633	531
Expected return on plan assets	(1,051)	(1,203)
Recognition of net loss	471	406
Net periodic pension expense (income)	$53	$(266)
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
The following tables provide financial information by business segments for the periods ended January 31, 2023 and 2022 (in thousands):

	Domestic Operations	International Operations	Corporate / Eliminations	Total
Three months ended January 31, 2023
Revenues from external customers	$36,134	$24,687	$—	$60,821
Intersegment revenues	52	3,458	(3,510)	—
Earnings (loss) before income taxes	417	2,787	(1,144)	2,060

Three months ended January 31, 2022
Revenues from external customers	$29,531	$11,102	$—	$40,633
Intersegment revenues	194	1,136	(1,330)	—
Earnings (loss) before income taxes	(255)	869	(1,501)	(887)

	Domestic Operations	International Operations	Corporate / Eliminations	Total
Nine months ended January 31, 2023
Revenues from external customers	$111,593	$53,915	$—	$165,508
Intersegment revenues	1,498	8,414	(9,912)	—
Earnings (loss) before income taxes	1,006	5,737	(4,567)	2,176

Nine months ended January 31, 2022
Revenues from external customers	$89,128	$30,029	$—	$119,157
Intersegment revenues	539	2,272	(2,811)	—
Earnings (loss) before income taxes	(2,559)	2,111	(4,382)	(4,830)

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
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The Company's 2022 Annual Report to Stockholders on Form 10-K contains management's discussion and analysis of the Company's financial condition and results of operations as of and for the year ended April 30, 2022. The following discussion and analysis describes material changes in the Company's financial condition since April 30, 2022. The analysis of results of operations compares the three and nine months ended January 31, 2023 with the comparable periods of the prior year.
Results of Operations
Sales for the quarter were $60,821,000, an increase from sales of $40,633,000 in the comparable period of the prior year. Domestic sales for the quarter were $36,134,000, up 22.4% from sales of $29,531,000 in the comparable period of the prior year. The increase in Domestic sales was predominantly from higher input costs being rolled into product pricing. International sales for the quarter were $24,687,000, up 122.4% from sales of $11,102,000 in the comparable period of the prior year. International sales increased when compared to the prior year period due to the delivery of large projects booked in the prior fiscal year.
Sales for the nine months ended January 31, 2023 were $165,508,000, an increase from sales of $119,157,000 in the comparable period of the prior year. Domestic sales for the quarter were $111,593,000, up 25.2% from sales of $89,128,000 in the comparable period of the prior year. The increase in Domestic sales was predominantly from higher input costs being rolled into product pricing. International sales for the quarter were $53,915,000, up 79.5% from sales of $30,029,000 in the comparable period of the prior year. International sales increased when compared to the prior year period due to the delivery of large projects booked in the prior fiscal year.
The Company's order backlog was $153.2 million at January 31, 2023, as compared to $138.1 million at January 31, 2022, and $173.9 million at April 30, 2022.
The gross profit margin for the three months ended January 31, 2023 was 17.0% of sales, as compared to 13.8% of sales in the comparable quarter of the prior year. The gross profit margin for the nine months ended January 31, 2023 was 15.2% of sales, as compared to 12.5% of sales in the comparable quarter of the prior year. The increase in gross profit margin percentage for the three and nine months ended January 31, 2023 is primarily due to higher input costs being rolled into domestic pricing for the current fiscal year as compared to the prior year comparable periods. During the three and nine months ended January 31, 2022, the Company's gross profit margin percentage was unfavorably impacted by increases in steel, wood, and epoxy resin raw material costs that could not be added to existing fixed-price contracts of $424,000 and $4,186,000, respectively.
Operating expenses for the three months ended January 31, 2023 were $8,026,000, or 13.2% of sales, as compared to $6,490,000, or 16.0% of sales, in the comparable period of the prior year. Operating expenses for the nine months ended January 31, 2023 were $22,564,000, or 13.6% of sales, as compared to $19,742,000, or 16.6% of sales, in the comparable period of the prior year. The increase in operating expenses for the three months ended January 31, 2023 was primarily due to increases in administrative wages, benefits, inventive and stock-based compensation of $122,000, consulting and professional fees of $195,000, marketing expenses of $53,000, bad debt expense of $58,000, corporate governance expenses of $30,000, and increases in international operating expenses of $730,000. The increase in operating expenses for the nine months ended January 31, 2023 was primarily due to increases in consulting and professional fees of $671,000, bad debt expense of $51,000, corporate governance expenses of $18,000, and increases in international operating expenses of $2,037,000, partially offset by reductions in administrative wages, benefits, and stock-based compensation of $579,000, and marketing expense of $137,000. The increase in operating expenses for the nine months ended January 31, 2023 also included a one-time charge related to the write-down of a prior year insurance claim in the amount of $260,000. The increase in international operating expenses for the three and nine months ended January 31, 2023 is related to the continued sales growth in the International operating segment.

Interest expense, net was $436,000 and $1,190,000 for the three and nine months ended January 31, 2023, as compared to $158,000 and $396,000 for the comparable periods of the prior year. The changes in interest expense were primarily due to changes in the levels of bank borrowings and the Sale-Leaseback financing transaction.
The effective income tax rate for the three and nine months ended January 31, 2023 was 46.7% and 87.8%, respectively, as compared to (45.0)% and (17.5)% for the three and nine months ended January 31, 2022, respectively. Income tax expense of $962,000 and $399,000 was recorded for the three months ended January 31, 2023 and 2022, respectively. Income tax expense of $1,911,000 and $845,000 was recorded for the nine months ended January 31, 2023 and 2022, respectively. The change in the effective tax rate for the three and nine months ended January 31, 2023 reflects the impact of international operations which are taxed at different rates, combined with no U.S. tax benefit being recorded for the most recent quarter due to the Company's full valuation allowance position. See Note K, Income Taxes, of the Notes to Condensed Consolidated Financial Statements for additional information.
Non-controlling interests related to the Company's subsidiaries not 100% owned by the Company increased net loss by $375,000 and $532,000 for the three and nine months ended January 31, 2023, respectively, compared to $33,000 and $89,000, respectively, for the comparable periods of the prior year. The change in the net earnings attributable to the non-controlling interest in the current period was due to changes in earnings of the subsidiaries in the related period.
Net earnings was $723,000, or $0.25 per diluted share, for the three months ended January 31, 2023, compared to a net loss of $1,319,000, or $(0.47) per diluted share, in the prior year period. Net loss was $267,000, or $(0.09) per diluted share, for the nine months ended January 31, 2023, compared to $5,764,000, or $(2.07) per diluted share, in the prior year period.
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
The Company had working capital of $47,348,000 at January 31, 2023, compared to $49,272,000 at April 30, 2022. The ratio of current assets to current liabilities was 2.1-to-1.0 at January 31, 2023, compared to 2.2-to-1.0 at April 30, 2022.
As previously reported in the Company's 2022 Annual Report on Form 10-K, the Company was compliant at April 30, 2022 with all of the financial covenants under its prior revolving credit facility. On June 27, 2022, the Company terminated its prior credit agreement with Wells Fargo, National Bank (the "Prior Credit Agreement"). At the time of termination, there were no borrowings under the Prior Credit Agreement, and the Company did not incur any material termination penalties as a result of the termination. On December 19, 2022, the Company entered into a Credit and Security Agreement with Mid Cap Funding IV Trust and the lenders from time to time party thereto (the "Credit Agreement"). The Credit Agreement provides for a secured revolving line of credit initially of up to $15.0 million. At January 31, 2023, there were $3.0 million outstanding under the revolving credit facility governed by the Credit Agreement. For additional information concerning the credit agreement, see Note F, Long-Term Debt and Other Credit Arrangements.
The Company used cash of $3,547,000 during the nine months ended January 31, 2023, primarily for decreases in accounts payable and other accrued expenses of $4.5 million and receivables of $2.8 million and increases in prepaid expenses and other assets of $1.6 million, partially offset by an increase in deferred revenue of $1.5 million and a decrease in inventory of $2.4 million. During the nine months ended January 31, 2023, the Company used net cash of $1,562,000 in investing activities, all of which was used for capital expenditures. The Company's financing activities provided cash of $17,089,000 during the nine months ended January 31, 2023, primarily from proceeds of the sale-leaseback financing transaction that was previously recorded as a note receivable at April 30, 2022, proceeds from a small balance being drawn on the new credit facility, and short-term borrowings by our International subsidiaries.
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
Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
Certain statements in this document constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). All statements other than statements of historical fact included in this Quarterly Report, including statements regarding the Company's future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "predict," "believe" and similar words, expressions and variations of these words and expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to known and unknown risks, uncertainties, assumptions, and other important factors that could significantly impact results or achievements expressed or implied by such forward-looking statements. Such factors, risks, uncertainties and assumptions include, but are not limited to: competitive and general economic conditions, including disruptions from government mandates, both domestically and internationally, as well as supplier constraints and other supply disruptions; changes in customer demands; technological changes in our operations or in our industry; dependence on customers’ required delivery schedules; risks related to fluctuations in the Company’s operating results from quarter to quarter; risks related to international operations, including foreign currency fluctuations; changes in the legal and regulatory environment; changes in raw materials and commodity costs; acts of terrorism, war, governmental action, and natural disasters and other Force Majeure events. The cautionary statements made pursuant to the Reform Act herein and elsewhere by us should not be construed as exhaustive. We cannot always predict what factors would cause actual results to differ materially from those indicated by the forward-looking statements. Over time, our actual results, performance, or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such differences might be significant and harmful to our stockholders' interest. Many important factors that could cause such differences are described under the caption "Risk Factors" in Item 1A in the Company's 2022 Annual Report on Form 10-K, which you should review carefully. These forward-looking statements speak only as of the date of this document. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There are no material changes to the disclosures made on this matter in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2022.
Item 4.    Controls and Procedures
(a) Evaluation of disclosure controls and procedures
An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of January 31, 2023. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that, as of January 31, 2023, the Company's disclosure controls and procedures were adequate and effective and designed to ensure that all material information required to be filed in this quarterly report is made known to them by others within the Company and its subsidiaries.
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
Item 6.    Exhibits

10.1	Credit and Security Agreement, dated as of December 19, 2022, by and among Kewaunee Scientific Corporation, Mid Cap Funding IV Trust, as agent, and the lenders from time to time party thereto.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEWAUNEE SCIENTIFIC CORPORATION (Registrant)

Date: March 10, 2023	By	/s/ Donald T. Gardner III
Donald T. Gardner III
(As duly authorized officer and Vice President, Finance and Chief Financial Officer)