Form 10-K
period 2023-04-30
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2023-06-30
CIK 55529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-K
__________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of shares of voting stock held by non-affiliates of the registrant was approximately $37,907,714 based on the last reported sale price of the registrant's Common Stock on October 31, 2022, the last business day of the registrant's most recently completed second fiscal quarter. Only shares beneficially owned by directors of the registrant (excluding shares subject to options) and each person owning more than 10% of the outstanding Common Stock of the registrant were excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of June 26, 2023, the registrant had outstanding 2,879,785 shares of Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE: Those portions of the Company's proxy statement for use in connection with Kewaunee Scientific Corporation's annual meeting of stockholders to be held on August 23, 2023, indicated in this report are incorporated by reference into Part III hereof.

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
Item 1. Business
GENERAL
Kewaunee Scientific Corporation (the "Company") was founded in 1906, incorporated in Michigan in 1941, became publicly-held in 1968, and was reincorporated in Delaware in 1970. Our principal business is the design, manufacture, and installation of laboratory, healthcare, and technical furniture and infrastructure products. Our products include steel and wood casework, fume hoods, adaptable modular systems, moveable workstations, stand-alone benches, biological safety cabinets, and epoxy resin work surfaces and sinks.
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
Our business is not generally cyclical, although domestic sales are sometimes lower during our third quarter because of slower construction activity in certain areas of the country during the winter months. Sales for two of the Company's domestic dealers and our national stocking distributor represented, in the aggregate, approximately 35% and 38% of the Company's sales in fiscal years 2023 and 2022, respectively. Loss of all or part of our sales to a large customer would have a material effect on our financial operations.
Our order backlog at April 30, 2023 was $147.9 million, as compared to $173.9 million at April 30, 2022. Based on scheduled shipment dates and past experience, we estimate that not less than 91% of our order backlog at April 30, 2023 will be shipped during fiscal year 2024. However, it may be expected that delays in shipments will occur because of customer rescheduling or delay in completion of projects which involve the installation of our products.
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
RESEARCH AND EXPERIMENTATION EXPENDITURES
The amount spent and expensed by us during the fiscal year ended April 30, 2023 on research and experimentation expenditures activities related to new or redesigned products was $1,012,000. The amount spent for similar purposes in the fiscal year ended April 30, 2022 was $990,000.
ENVIRONMENTAL COMPLIANCE
In the last two fiscal years, compliance with federal, state, or local provisions enacted or adopted regulating the discharge of materials into the environment has had no material effect on us and such regulation is not expected to have a material effect on our earnings or competitive position in the future.
CULTURE AND WORKFORCE
We are a company of passionate, talented, and motivated people. We embrace collaboration and creativity, and encourage the iteration of ideas to address complex challenges in technology and society.
At April 30, 2023, the Company had 603 Domestic employees and 379 International employees. Our people are critical for our continued success, so we work hard to create an environment where employees can have fulfilling careers, and be happy, healthy, and productive. We offer competitive benefits and programs to take care of the diverse needs of our employees and their families, including opportunities for career growth and development, resources to support their financial health, and access to excellent healthcare choices and resources, including access to an onsite medical clinic and separate gym facility and regular access to onsite specialists. Our competitive compensation programs help us to attract and retain top candidates, and we will continue to invest in recruiting talented people to technical and non-technical roles, and rewarding them well.
The Company believes that open and honest communication among team members, managers, and leaders helps create a collaborative work environment where everyone can contribute, grow, and succeed. Team members are encouraged to come to their managers with questions, feedback, or concerns, and the Company conducts surveys that gauge employee engagement.
When necessary, we contract with businesses around the world to provide specialized services where we do not have appropriate in-house expertise or resources. We also contract with temporary staffing agencies when we need to cover short-term leaves, when we have spikes in business needs, or when we need to quickly incubate special projects. We choose our partners and staffing agencies carefully and continually make improvements to promote a respectful and positive working environment for everyone - employees, vendors, and temporary staff alike.
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
Risks Specific to our Company
If we lose a large customer, our sales and profits would decline.
We have substantial sales to three of our domestic channel partners. The combined sales to two dealers and our national stocking distributor accounted for approximately 35% of our sales in fiscal year 2023. Loss of all or a part of our sales to a large channel partner would have a material effect on our revenues and profits until an alternative channel partner could be developed.
We rely on the talents and efforts of key management and our Associates. If we are unable to retain or motivate key personnel, hire qualified personnel, or maintain and continue to adapt our corporate culture, we may not be able to grow or operate effectively.
Our performance largely depends on the talents and efforts of our Associates. Our ability to compete effectively and our future success depends on our continuing to identify, hire, develop, motivate, and retain key management and highly skilled personnel for all areas of our organization. In addition, our total compensation program may not always be successful in attracting new employees and retaining and motivating our existing employees. Restrictive immigration policy and regulatory changes may also affect our ability to hire, mobilize, or retain some of our global talent.
In addition, we believe that our corporate culture fosters innovation, creativity, and teamwork. As our organization grows and evolves, we may need to implement more complex organizational management structures or adapt our corporate culture and work environments to ever-changing circumstances, such as during times of a natural disaster or pandemic, and these changes could affect our ability to compete effectively or have an adverse effect on our corporate culture. With the constant evolution of workforce dynamics, if we do not manage these changes effectively, it could materially adversely affect our culture, reputation, and operational flexibility.
We are subject to other risks that might also cause our actual results to vary materially from our forecasts, targets, or projections, including:
•Failing to anticipate the need for and appropriately invest in information technology and logistical resources necessary to support our business, including managing the costs associated with such resources;
•Failing to generate sufficient future positive operating cash flows and, if necessary, secure and maintain adequate external financing to fund our operations and any future growth; and
•Interruptions in service by common carriers that ship goods within our distribution channels.
Our business and reputation are impacted by information technology system failures and network disruptions.
We, and our global supply chain, are exposed to information technology system failures or network disruptions caused by natural disasters, accidents, power disruptions, telecommunications failures, acts of terrorism or war, computer viruses, physical or electronic break-ins, ransomware or other cybersecurity incidents, or other events or disruptions. System redundancy and other continuity measures may be ineffective or inadequate, and our, or our vendors', business continuity and disaster recovery planning may not be sufficient for all eventualities. Such failures or disruptions can adversely impact our business by, among other things, preventing access to our cloud-based systems, interfering with customer transactions or impeding the manufacturing and shipping of our products. These events could materially adversely affect our business, reputation, results of operations and financial condition.
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
Internal controls over financial reporting may not be effective at preventing or detecting material misstatements.
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
Risks Related to Operations
Sales to customers outside the United States or with international operations expose us to risks inherent in international sales.
During fiscal year 2023, 34% of our revenues were derived from sales outside of the United States. A key element of our growth strategy is to expand our worldwide customer base and our international operations. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic and political risks that are different from those in the United States. We cannot assure you that our expansion efforts into other international markets will be successful. Our experience in the United States and other international markets in which we already have a presence may not be relevant to our ability to expand in other emerging markets. Our international expansion efforts may not be successful in creating further demand for our products outside of the United States or in effectively selling our products in the international markets we enter.
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

It is common in the laboratory and healthcare furniture industries for customers to require delivery at extended future dates, as products are frequently installed in buildings yet to be constructed. Since prices are normally quoted on a firm basis in the industry, we bear the burden of possible increases in labor and material costs between the quotation of an order and the delivery of the products. Our principal raw materials are steel, including stainless steel, wood and epoxy resin. Numerous factors beyond our control, such as general economic conditions, competition, worldwide demand, labor costs, energy costs, and import duties and other trade restrictions, influence prices for our raw materials. We have not always been able, and in the future we might not be able, to increase our product prices in amounts that correspond to increases in costs of raw materials. Where we are not able to increase our prices, increases in our raw material costs will adversely affect our profitability.
Events outside our control may affect our operating results.
We have little control over the timing of shipping customer orders, as customers' required delivery dates are subject to change by the customer. Construction delays and customer changes to product designs are among the factors that may delay the start of manufacturing. Weather conditions, such as unseasonably warm, cold, or wet weather, can also affect and sometimes delay projects. Political and economic events can also affect our revenues. When sales do not meet our expectations, our operating results will be reduced for the relevant quarters.
Our principal markets are in the laboratory and healthcare building construction industry. This industry is subject to significant volatility due to various factors, none of which is within our control. Declines in construction activity or demand for our products could materially and adversely affect our business and financial condition.
We face numerous manufacturing and supply chain risks. In addition, our reliance upon sole or limited sources of supply for certain materials, components, and services could cause production interruptions, delays and inefficiencies.
We purchase materials, components, and equipment from third parties for use in our manufacturing operations. Our results of operations could be adversely impacted if we are unable to adjust our purchases to reflect changes in customer demand and market fluctuations. Suppliers may extend lead times, limit supplies, or increase prices. If we cannot purchase sufficient products at competitive prices and of sufficient quality on a timely enough basis to meet increasing demand, we may not be able to satisfy market demand, product shipments may be delayed, our costs may increase, or we may breach out contractual commitments and incur liabilities.
In addition, some of our businesses purchase certain required products from sole or limited source suppliers for reasons of quality assurance, regulatory requirements, cost effectiveness, availability or uniqueness of design. If these or other suppliers encounter financial, operating, or other difficulties, or if our relationship with them changes, we might not be able to quickly establish or qualify replacement sources of supply. The supply chains for our businesses were impacted in fiscal year 2023 from factors outside our control and could also be disrupted in the future for such reasons as supplier capacity constraints, supplier bankruptcy or exiting of the business for other reasons, decreased availability of key raw materials or commodities and external events such as natural disasters, pandemics or other public health problems, war, terrorist actions, governmental actions and legislative or regulatory changes. Any of these factors could result in production interruptions, delays, extended lead times and inefficiencies.
Our revenues and other operating results depend in large part on our ability to manufacture our products in sufficient quantities and in a timely manner. Any interruptions we experience in the manufacture of our products or changes to the way we manufacture products could delay our ability to recognize revenues in a particular period. In addition, we must maintain sufficient production capacity in order to meet anticipated customer demand, which carries fixed costs that we may not be able to offset because we cannot always immediately adapt our production capacity and related cost structures to changing market conditions, which would adversely affect our operating margins. If we are unable to manufacture our products consistently, in sufficient quantities, and on a timely basis, our revenues, gross margins, and our other operating results will be materially and adversely affected.
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
The effects of geopolitical instability, including as a result of Russia's invasion of Ukraine, may adversely affect us and heighten significant risks and uncertainties for our business, with the ultimate impact dependent on future developments, which are highly uncertain and unpredictable.
Ongoing geopolitical instability could negatively impact the global and U.S. economies in the future, including by causing supply chain disruptions, rising energy costs, volatility in capital markets and foreign currency exchange rates, rising interest rates, and heightened cybersecurity risks. The extent to which such geopolitical instability adversely affects our business, financial condition, and results of operations, as well as our liquidity and capital profile, is highly uncertain and unpredictable. If geopolitical instability adversely affects us, it may also have the effect of heightening other risks related to our business.
In response to the military conflict between Russia and Ukraine that began in February 2022, the United States and other North Atlantic Treaty Organization member states, as well as non-member states, announced targeted economic sanctions on Russia. The long-term impact on our business resulting from the disruption of trade in the region caused by the conflict and associated sanctions and boycotts is uncertain at this time due to the fluid nature of the ongoing military conflict and response. The potential impacts include supply chain and logistics disruptions, financial impacts including volatility in foreign exchange and interest rates, increased inflationary pressure on raw materials and energy, and other risks, including an elevated risk of cybersecurity threats and the potential for further sanctions.
Legal and Regulatory Compliance Risks
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
Expectations related to environmental, social, and governance ("ESG") considerations could expose us to potential liabilities, increased costs, and reputational harm.
We are subject to laws, regulations, and other measures that govern a wide range of topics, including those related to matters beyond our core products and services. For instance, new laws, regulations, policies, and international accords relating to ESG matters, including sustainability, climate change, human capital, and diversity, are being developed and formalized in Europe, the U.S., and elsewhere, which may entail specific, target-driven frameworks and/or disclosure requirements. The implementation of these may require considerable investments. Any failure, or perceived failure, by us to adhere to any public statements or initiatives, comply with federal, state or international environmental social and governance laws and regulations, or meet evolving and varied stakeholder expectations and standards could result in legal and regulatory proceedings against us and could materially adversely affect the Company's business reputation, results of operations, financial condition, and stock price.
General Risks
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
We currently, and may in the future, have assets held at financial institutions that may exceed the insurance coverage offered by the Federal Deposit Insurance Corporation ("FDIC"), the loss of which would have a severe negative effect on our operations and liquidity.

We may maintain our cash assets at financial institutions in the U.S. in amounts that may be in excess of the FDIC insurance limit of $250,000. Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry of the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. In the event of a failure or liquidity issues of or at any of the financial institutions where we maintain our deposits or other assets, we may incur a loss to the extent such loss exceeds the FDIC insurance limitation, which could have a material adverse effect upon our liquidity, financial condition, and our results of operations.
Similarly, if our customers or partners experience liquidity issues as a result of financial institution defaults or non-performance where they hold cash assets, their ability to pay us may become impaired and could have a material adverse effect on our results of operations, including the collection of accounts receivable and cash flows.
The impact of investor concerns on U.S. or international financial systems could impact our ability to obtain favorable financing terms in the future.
Investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on terms favorable to us, or at all, and could have material adverse impacts on our liquidity, our business, financial condition or results of operations, and our prospects.
The impact of future pandemics could adversely affect our business, results of operations, financial condition, and liquidity.
While we believe we successfully navigated the risks associated with the recent COVID-19 pandemic and were able to successfully maintain our business operations, the extent of the impact of future COVID-19 variations or other pandemics on our business and financial results is, by nature of this type of event, highly uncertain. The sweeping nature of pandemics makes it extremely difficult to predict how and to what extent our business and operations could be affected in the long run. Our workforce, and the workforce of our vendors, service providers, and counterparties, could be affected by a pandemic, which could result in an adverse impact on our ability to conduct business. No assurance can be given that the actions we take to protect our Associates and our operations will be sufficient, nor can we predict the level of disruption that could occur to our employees' ability to provide customer support and service. New processes, procedures, and controls may be required to respond to any changes in our business environment. Further, should any key employees become ill during the course of a future health event and be unable to work, our ability to operate our internal controls may be adversely impacted.
Additional factors related to major public health issues that could have material and adverse effects on our ability to successfully operate include, but are not limited to, the following:
•The effectiveness of any governmental and non-governmental organizations in combating the spread and severity, including any legal and regulatory responses;
•A general decline in business activity, especially as it relates to our customers' expansion or consolidation activities;
•The destabilization of the financial markets, which could negatively impact our customer growth and access to capital, along with our customers' ability to make payments for their purchase orders; and
•Severe disruptions to and instability in the global financial markets, and deterioration in credit and financing conditions, which could affect our access to capital necessary to fund business operations or current investment and growth strategies.
Item 1B. Unresolved Staff Comments
Not Applicable.
Item 2. Properties
We lease and operate three adjacent manufacturing facilities in Statesville, North Carolina. These facilities also house our corporate offices, as well as sales and marketing, administration, engineering and drafting personnel. These facilities together comprise 414,000 square feet and are located on 20 acres of land. On March 24, 2022, we entered into a Sale-Leaseback Arrangement (defined below), pursuant to which we sold, and now lease, our manufacturing and office facilities in Statesville, North Carolina. See Note 5, Sale-Leaseback Financing Transaction, of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for information concerning the Sale-Leaseback Arrangement. In addition, we lease our primary distribution facility and other warehouse facilities totaling 365,000 square feet in Statesville, North Carolina. We also lease an office facility in Charlotte, North Carolina. In Bangalore, India, we lease and operate a manufacturing facility comprising

119,000 square feet. Our international sales and administrative offices are located in Singapore, India, and Saudi Arabia. We believe our facilities are suitable for their respective uses and are adequate for our current needs.
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
As of June 26, 2023, there were 111 stockholders of record. The declaration and payment of any future dividends is at the discretion of the Board of Directors and will depend upon many factors, including the Company's earnings, capital requirements, investment and growth strategies, financial conditions, the terms of the Company's indebtedness, which contains provisions that could limit the payment of dividends in certain circumstances, and other factors that the Board of Directors may deem to be relevant.
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
CRITICAL ACCOUNTING ESTIMATES
In the ordinary course of business, we have made estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of our consolidated financial statements in conformity with generally accepted accounting principles in the United States of America. Actual results could differ significantly from those estimates. We believe that the following discussion addresses our most critical accounting estimates, which are those that are most important to the portrayal of our financial condition and results of operations, and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.
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

Income Taxes
We are subject to income taxes in the U.S. (federal and state) and numerous foreign jurisdictions. Tax laws, regulations, administrative practices, and interpretations in various jurisdictions may be subject to significant change, with or without notice, due to economic, political, and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. In addition, our actual and forecasted earnings are subject to change due to economic, political, and other conditions.
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
RESULTS OF OPERATIONS
Sales for fiscal year 2023 were $219.5 million, an increase compared to fiscal year 2022 sales of $168.9 million. Domestic Segment sales for fiscal year 2023 were $146.7 million, an increase of 15.7% compared to fiscal year 2022 sales of $126.8 million. The increase in Domestic Segment sales is primarily driven by the pricing of new orders in response to higher raw material input costs. International Segment sales for fiscal year 2023 were $72.8 million, an increase of 73.2% from fiscal year 2022 sales of $42.0 million. The increase in International Segment sales in fiscal year 2023 is due to the delivery of several large projects in India, Asia, and Africa that were awarded over the course of the past eighteen months.
Our order backlog was $147.9 million at April 30, 2023, as compared to $173.9 million at April 30, 2022. The decrease in backlog is primarily attributable to the substantial completion of the previously announced Dangote Oil project in Nigeria during the fiscal year and a reduction in new orders within the ASEAN marketplace. The Company's backlog for the United States and Indian markets on April 30, 2023 is similar to prior fiscal year levels as order rates in these markets remain strong.
Gross profit represented 16.2% and 14.3% of sales in fiscal years 2023 and 2022, respectively. The increase in gross profit margin percentage for fiscal year 2023 is driven by the significant increase in International Segment sales, which has a higher gross profit rate than the Domestic Segment, coupled with an increase in Domestic Segment sales that had improved pricing as noted above.
Operating expenses were $30.2 million and $26.8 million in fiscal years 2023 and 2022, respectively, and 13.8% and 15.9% of sales, respectively. The increase in operating expense in fiscal year 2023 as compared to fiscal year 2022 was primarily due to increases in consulting and professional fees of $552,000, corporate governance expenses of $113,000, and increases in International Segment operating expenses of $2,286,000 as a result of the significant sales growth experienced. These increases were partially offset by reductions in administrative wages, benefits, and stock-based compensation of $142,000, and marketing expense of $223,000. The increase in operating expenses for fiscal year 2023 also included a one-time charge related to the write-down of a prior year insurance claim in the amount of $260,000. The increase in international operating expenses for fiscal year 2023 is related to the continued sales growth in the International operating segment.
Pension expense was $71,000 in fiscal year 2023, compared to pension income of $355,000 in fiscal year 2022. The increase in pension expense was primarily due to the lower expected return on plan assets driven by a decrease in plan assets in the prior fiscal year.
Other income, net was $939,000 and $400,000 in fiscal years 2023 and 2022, respectively. The increase in other income in fiscal year 2023 was primarily due to interest income earned on the cash balances held by the Company's international subsidiaries and the increased interest earned on the Note Receivable related to the Sale-Leaseback financing transaction when compared to the prior fiscal year. See Note 5, Sale-Leaseback Financing Transaction for additional information on this transaction.
Interest expense was $1,734,000 and $632,000 in fiscal years 2023 and 2022, respectively. The increase in interest expense for fiscal year 2023 was primarily due to the Sale-Leaseback financing transaction noted above, partially offset by a decrease in interest expense related to the Company's revolving credit facility.
Income tax expense was $3.1 million and $3.5 million for fiscal years 2023 and 2022, respectively, or 69.8% and 141.6% of pretax earnings (loss), respectively. The effective rate for fiscal year 2023 was unfavorably impacted by the increase in the valuation allowance attributable to changes to Internal Revenue Code Section 174 Research and Experimental Expenditures, which became effective in the current fiscal year. The primary impact of this change is the amortization of current year expenditures over a five year period, as compared to prior fiscal years where research expenditures were deductible in the year incurred. The effective rate change for fiscal year 2022 was also unfavorably impacted due to changes in the valuation allowance attributable to the net increase in deferred tax assets of $4,170,000 before valuation allowance as a result of the book to tax differences primarily related to the Company's execution of a Sale-Leaseback transaction for owned real property, which was treated as a taxable sale transaction for tax purposes and a financing transaction for financial statement reporting purposes.
Net earnings attributable to the non-controlling interest related to our subsidiaries that are not 100% owned by the Company were $621,000 and $123,000 for fiscal years 2023 and 2022, respectively. The changes in the net earnings attributable to the non-controlling interest for each year were due to changes in the levels of net income of the subsidiaries.
Net earnings were $738,000, or $0.25 per diluted share, as compared to net loss of $6,126,000, or $2.20 per diluted share, for fiscal years ended April 30, 2023 and April 30, 2022, respectively. The increase in net earnings was attributable to the factors discussed above.
LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of liquidity have historically been funds generated from operating activities, supplemented as needed by borrowings under our revolving credit facility. Additionally, certain machinery and equipment are financed by non-cancelable operating and financing leases. We believe that these sources of funds will be sufficient to support ongoing business requirements, including capital expenditures, through fiscal year 2024.
At April 30, 2023, we had $3,548,000 outstanding under our $15.0 million revolving credit facility. See Note 4, Long-term Debt and Other Credit Arrangements, of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report for additional information concerning our credit facility. In fiscal year 2022, we executed a Sale-Leaseback financing transaction with respect to our manufacturing and corporate facilities in Statesville, North Carolina to provide additional liquidity. See Note 5, Sale-Leaseback Financing Transaction for more information. We did not have any off balance sheet arrangements at April 30, 2023 or 2022.
The following table summarizes the cash payment obligations for our lease and financing arrangements as of April 30, 2023:
PAYMENTS DUE BY PERIOD
($ in thousands)

Contractual Cash Obligations	Total	1 Year	2-3 Years	4-5 Years	After 5 years
Operating Leases	$10,636	$2,373	$4,095	$2,788	$1,380
Financing Lease Obligations	254	91	163	—	—
Sale-Leaseback Financing Transaction	43,917	1,931	3,979	4,140	33,867
Total Contractual Cash Obligations	$54,807	$4,395	$8,237	$6,928	$35,247

The Company's operating activities used cash of $3,790,000 in fiscal year 2023, primarily for increases in receivables of $4,947,000 and decreases in accounts payable and accrued expenses of $5,558,000, partially offset by cash from operations, decreases in inventories of $1,907,000, and increases in deferred revenue of $568,000. Operating activities used cash of $7,885,000 in fiscal year 2022, primarily for operations, increases in inventories of $7,279,000 and receivables of $8,464,000, partially offset by increases in accounts payable and accrued expenses of $11,886,000 and a decrease in income tax receivable of $955,000.
The Company's financing activities provided cash of $14,931,000 during fiscal year 2023 as a result of the collection of $13,629,000 in final proceeds from the Sale-Leaseback transaction executed in the prior fiscal year and proceeds from the net increase in short-term borrowings of $1,998,000, partially offset by repayment of long-term debt of $121,000. The Company's financing activities provided cash of $11,031,000 during fiscal year 2022 from proceeds of $15,893,000 from the Sale-Leaseback transaction, including redemption of preferred shares from the buyer, net of debt issuance costs, partially offset by payments of $5,239,000 for short-term borrowings.
The majority of the April 30, 2023 accounts receivable balances are expected to be collected during the first quarter of fiscal year 2024, with the exception of retention amounts on fixed-price contracts which are collected when the entire construction project is completed and all retention funds are paid by the owner.
As discussed above, no further benefits have been, or will be, earned under our pension plans after April 30, 2005, and no additional participants have been, or will be, added to the plans. In fiscal years 2023 and 2022, we made no contributions to the plans. We expect to make no contributions to the plans for fiscal year 2024.
Capital expenditures were $4,148,000 and $1,908,000 in fiscal years 2023 and 2022, respectively. Capital expenditures in fiscal year 2023 were funded primarily from financing activities. Fiscal year 2024 capital expenditures are anticipated to be approximately $4.4 million. The fiscal year 2024 expenditures are expected to be funded primarily by operating activities, supplemented as needed by borrowings under our revolving credit facility.
Working capital was $47.9 million at April 30, 2023, down from $49.3 million at April 30, 2022, and the ratio of current assets to current liabilities was 2.2-to-1.0 at April 30, 2023 unchanged from April 30, 2022.
No dividends were declared or paid on the Company's common stock during the last two fiscal years. The declaration and payment of any future dividends is at the discretion of the Board of Directors and will depend upon many factors, including the Company's earnings, capital requirements, investment and growth strategies, financial condition, the terms of the Company's indebtedness, which contains provisions that could limit the payment of dividends in certain circumstances, and other factors that the Board of Directors may deem to be relevant.
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
Fiscal year 2023 was a transition year for the Company as it emerged from a generally disruptive three-year period that included a global pandemic, rapid broad-based inflation, labor shortages, and supply chain disruptions. The Company believes it is well-positioned for the next fiscal year due to its strong global management team, a healthy backlog, improved manufacturing capabilities, and end-use markets that will continue to prioritize investment in projects that require the products Kewaunee designs and manufactures.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rates
We are exposed to market risk in the area of interest rates. This exposure is associated with balances outstanding under our revolving credit facility and certain lease obligations for production machinery, all of which are priced on a floating rate basis. We had $3.5 million outstanding under our revolving credit facility at April 30, 2023, bearing interest at floating rates. We believe that our current exposure to interest rate market risk is not material.
Foreign Currency Exchange Rates
Our results of operations could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We derive net sales in U.S. dollars and other currencies including Indian rupees, Singapore dollars, and other currencies. For fiscal year 2023, 27% of net sales were derived in currencies other than U.S. dollars. We incur expenses in currencies other than U.S. dollars relating to specific contracts with customers and for our operations outside the U.S.
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
We have foreign currency cash accounts to operate our global business. These accounts are impacted by changes in foreign currency rates. Cash balances at April 30, 2023 of $9.4 million were held by our foreign subsidiaries and denominated in currencies other than U.S. dollars.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Kewaunee Scientific Corporation
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Kewaunee Scientific Corporation and subsidiaries (the "Company") as of April 30, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the years in the two-year period ended April 30, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2023, in conformity with principles generally accepted in the United States of America.
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
/s/ FORVIS, LLP
We have served as the Company's auditor since 2020.
Charlotte, NC
June 30, 2023

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended April 30	Kewaunee Scientific Corporation

$ and shares in thousands, except per share amounts	2023	2022
Net sales	$219,494	$168,872
Cost of products sold	183,906	144,652
Gross profit	35,588	24,220
Operating expenses	30,224	26,828
Operating earnings (loss)	5,364	(2,608)
Pension (expense) income	(71)	355
Other income, net	939	400
Interest expense	(1,734)	(632)
Earnings (Loss) before income taxes	4,498	(2,485)
Income tax expense	3,139	3,518
Net earnings (loss)	1,359	(6,003)
Less: net earnings attributable to the non-controlling interest	621	123
Net earnings (loss) attributable to Kewaunee Scientific Corporation	$738	$(6,126)
Net earnings (loss) per share attributable to Kewaunee Scientific Corporation stockholders
Basic	$0.26	$(2.20)
Diluted	$0.25	$(2.20)
Weighted average number of common shares outstanding
Basic	2,824	2,786
Diluted	2,902	2,786

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended April 30	Kewaunee Scientific Corporation

$ in thousands	2023	2022
Net earnings (loss)	$1,359	$(6,003)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(290)	(186)
Change in unrecognized actuarial loss on pension obligations	590	21
Comprehensive income (loss), net of tax	$1,659	$(6,168)
Less comprehensive income attributable to the non-controlling interest	621	123
Total comprehensive income (loss) attributable to Kewaunee Scientific Corporation	$1,038	$(6,291)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Kewaunee Scientific Corporation

$ in thousands, except shares and per share amounts	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at April 30, 2021	$6,915	$3,807	$(53)	$34,149	$(3,577)	$41,241
Net loss attributable to Kewaunee Scientific Corporation	—	—	—	(6,126)	—	(6,126)
Other comprehensive loss	—	—	—	—	(165)	(165)
Stock based compensation	68	676	—	—	—	744
Balance at April 30, 2022	6,983	4,483	(53)	28,023	(3,742)	35,694
Net earnings attributable to Kewaunee Scientific Corporation	—	—	—	738	—	738
Other comprehensive income	—	—	—	—	300	300
Stock based compensation	101	576	—	—	—	677
Balance at April 30, 2023	$7,084	$5,059	$(53)	$28,761	$(3,442)	$37,409

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

April 30	Kewaunee Scientific Corporation
$ and shares in thousands, except per share amounts	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	$8,078	$4,433
Restricted cash	5,737	2,461
Receivables, less allowance: $476 (2023); $357 (2022)	46,081	41,254
Inventories	21,889	23,796
Note receivable	—	13,457
Prepaid expenses and other current assets	6,135	6,164
Total Current Assets	87,920	91,565
Property, plant and equipment, net	16,402	15,121
Right of use assets	9,170	7,573
Other assets	5,406	4,514
Total Assets	$118,898	$118,773
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Short-term borrowings	$3,587	$1,588
Current portion of financing liability	642	575
Current portion of financing lease liabilities	85	126
Current portion of operating lease liabilities	1,967	1,319
Accounts payable	23,599	27,316
Employee compensation and amounts withheld	4,304	4,504
Deferred revenue	4,097	3,529
Other accrued expenses	1,772	3,336
Total Current Liabilities	40,053	42,293
Long-term portion of financing liability	28,132	28,775
Long-term portion of financing lease liabilities	148	228
Long-term portion of operating lease liabilities	7,136	6,179
Accrued pension and deferred compensation costs	3,546	4,159
Deferred income taxes	943	428
Other non-current liabilities	455	531
Total Liabilities	80,413	82,593
Commitments and Contingencies (Note 9)
Stockholders' Equity
Common stock, $2.50 par value, Authorized—5,000 shares;
Issued— 2,833 shares (2023); 2,793 shares (2022)
Outstanding— 2,830 shares (2023); 2,790 shares (2022)	7,084	6,983
Additional paid-in capital	5,059	4,483
Retained earnings	28,761	28,023
Accumulated other comprehensive loss	(3,442)	(3,742)
Common stock in treasury, at cost: 3 shares	(53)	(53)
Total Kewaunee Scientific Corporation Stockholders' Equity	37,409	35,694
Non-controlling interest	1,076	486
Total Stockholders' Equity	38,485	36,180
Total Liabilities and Stockholders' Equity	$118,898	$118,773

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended April 30	Kewaunee Scientific Corporation
$ in thousands	2023	2022
Cash Flows from Operating Activities
Net earnings (loss)	$1,359	$(6,003)
Adjustments to reconcile net earnings (loss) to net cash used by operating activities:
Depreciation	2,867	2,769
Bad debt provision	120	92
Stock based compensation expense	886	729
Provision for deferred income taxes	516	120
Change in assets and liabilities:
Receivables	(4,947)	(8,464)
Inventories	1,907	(7,279)
Income tax receivable	—	955
Accounts payable and other accrued expenses	(5,558)	11,886
Deferred revenue	568	406
Other, net	(1,508)	(3,096)
Net cash used by operating activities	(3,790)	(7,885)
Cash Flows from Investing Activities
Capital expenditures	(4,148)	(1,908)
Net cash used in investing activities	(4,148)	(1,908)
Cash Flows from Financing Activities
Proceeds from short-term borrowings	60,599	59,359
Repayments on short-term borrowings	(58,601)	(64,598)
Proceeds from sale-leaseback transaction	13,629	15,893
Repayments on financing liability	(575)	—
Proceeds from long-term debt	—	377
Repayments on long-term debt	(121)	—
Net cash provided by financing activities	14,931	11,031
Effect of exchange rate changes on cash, net	(72)	(75)
Increase in Cash, Cash Equivalents and Restricted Cash	6,921	1,163
Cash, Cash Equivalents and Restricted Cash at Beginning of Year	6,894	5,731
Cash, Cash Equivalents and Restricted Cash at End of Year	$13,815	$6,894
Supplemental Disclosure of Cash Flow Information
Interest paid	$1,862	$480
Income taxes paid	$3,158	$1,006
Assets obtained under new finance or operating leases	$3,902	$366

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1—Summary of Significant Accounting Policies
Kewaunee Scientific Corporation and subsidiaries (collectively the "Company") design, manufacture, and install laboratory, healthcare, and technical furniture products. The Company's products include steel and wood casework, fume hoods, adaptable modular systems, moveable workstations, stand-alone benches, biological safety cabinets, and epoxy resin work surfaces and sinks. The Company's sales are made through purchase orders and contracts submitted by customers through its dealers, its subsidiaries in Singapore and India, and a national stocking distributor. See Note 12, Restructuring Costs for details on the closure status of the Company's China operations. The majority of the Company's products are sold to customers located in North America, primarily within the United States. The Company's laboratory products are used in chemistry, physics, biology and other general science laboratories in the pharmaceutical, biotechnology, industrial, chemical, commercial, educational, government and health care markets. Technical products are used in facilities manufacturing computers and light electronics and by users of computer and networking furniture.
Principles of Consolidation The Company's consolidated financial statements include the accounts of Kewaunee Scientific Corporation and its international subsidiaries. A brief description of each subsidiary, along with the amount of the Company's controlling financial interests, as of April 30, 2023 is as follows: (1) Kewaunee Labway Asia Pte. Ltd., a commercial sales organization for the Company's products in Singapore, is 100% owned by the Company; (2) Kewaunee Scientific Corporation Singapore Pte. Ltd., a holding company in Singapore, is 100% owned by the Company; (3) Kewaunee Labway India Pvt. Ltd., a design, installation, manufacturing, assembly and commercial sales operation for the Company's products in Bangalore, India, is 95% owned by the Company; (4) Koncepo Scientech International Pvt. Ltd., a laboratory design and strategic advisory and construction management services firm, located in Bangalore, India, is 80% owned by the Company; (5) Kequip Global Lab Solutions Pvt. Ltd. is 70% owned by Kewaunee Scientific Corporation Singapore Pte. Ltd. All intercompany balances, transactions, and profits have been eliminated. Included in the consolidated financial statements are net assets of $16,786,000 and $13,127,000 at April 30, 2023 and 2022, respectively, of the Company's subsidiaries. Net sales by the Company's subsidiaries in the amounts of $72,778,000 and $42,024,000 were included in the consolidated statements of operations for fiscal years 2023 and 2022, respectively.
Cash and Cash Equivalents Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less. During the years ended April 30, 2023 and 2022, the Company had cash deposits in excess of FDIC insured limits. The Company has not experienced any losses from such deposits.
The Company includes restricted cash along with the cash balance for presentation in the consolidated statements of cash flows. The reconciliation between the consolidated balance sheet and the consolidated statement of cash flows at April 30 is as follows:

$ in thousands	2023	2022
Cash and cash equivalents	$8,078	$4,433
Restricted cash	5,737	2,461
Total cash, cash equivalents and restricted cash	$13,815	$6,894
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
The activity in the allowance for doubtful accounts for each of the years ended April 30 was:

$ in thousands	2023	2022
Balance at beginning of year	$357	$636
Bad debt provision	120	92
Doubtful accounts written off (net)	(1)	(371)
Balance at end of year	$476	$357

Unbilled Receivables Accounts receivable include unbilled receivables that represent amounts earned which have not yet been billed in accordance with contractually stated billing terms, excluding retention, which is included in other assets. The amount of unbilled receivables, net of unbilled retention, at April 30, 2023 and 2022 was $13,459,000 and $9,287,000, respectively.
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

$ in thousands	2023	2022	Useful Life
Land	$41	$41	N/A
Building and improvements	17,147	17,164	10-40 years
Machinery and equipment	44,180	43,121	5-10 years
Total	61,368	60,326
Less accumulated depreciation	(44,966)	(45,205)
Net property, plant and equipment	$16,402	$15,121
The Company reviews the carrying value of property, plant and equipment for impairment annually or whenever changes in circumstances or events indicate that such carrying value may not be recoverable. If projected undiscounted cash flows are not sufficient to recover the carrying value of the potentially impaired asset, the carrying value is reduced to estimated fair value. There were no impairments in fiscal years 2023 or 2022.
Other Assets Other assets at April 30, 2023 and 2022 included $1,191,000 and $1,293,000, respectively, of unbilled retainage, $2,352,000 and $2,480,000, respectively, of assets held in a trust account for non-qualified benefit plan, and $111,000 and $110,000, respectively, of cash surrender values of life insurance policies. Life insurance policies are recorded at the amount that could be realized under the insurance contract as of the date of the Company's consolidated balance sheets with the change in cash surrender or contract value being recorded as income or expense during each period.
Use of Estimates The presentation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Significant estimates impacting the accompanying consolidated financial statements include the allowance for uncollectible accounts receivable, self-insurance reserves, income taxes, and pension liabilities.
Variable Interest Entity On December 22, 2021, the Company entered into an Agreement for Purchase and Sale of Real Property with CAI Investments Sub-Series 100 LLC (the "Buyer"), for the Company’s headquarters and manufacturing facilities (the "Property") located in Statesville, North Carolina (the "Sale Agreement") in exchange for $30,275,000 in sales proceeds, $14,864,000 of which was payable in redeemable preferred shares in CAI Investments Medical Products I Parent, LLC ("Parent"), an affiliate of Buyer. At April 30, 2022, the carrying value of the redeemable preferred shares was $13.5 million.
The Sale Agreement was finalized on March 24, 2022 and coincided with a 20-year lease, effective on such date between the Company and CAI Investments Medical Products I Master Lessee LLC ("Lessor"), an affiliate of Buyer, for the Property (the "Lease Agreement"). At the same time, the Buyer and its affiliates formed a new, debt-financed affiliate CAI Investments Medical Products I, DST ("Trust") and contributed the Property to the Trust. According to the terms of the lease, the Trust leased the Property to its affiliated Lessor, which in turn sub-leased the Property to the Company (together with the Sale Agreement, the "Sale-Leaseback Arrangement"). For additional information on the accounting for the Sale-Leaseback Arrangement, refer to Note 5, Sale-Leaseback Financing Transaction.
The Company concluded as of April 30, 2022 that Parent and its direct affiliates, including the Trust, are designed primarily to acquire and manage the Property and constitute a variable interest entity because the Trust lacks sufficient equity on its own to finance its operations. The Company evaluated its lease arrangement and redeemable preferred shares in Parent as variable interests. Based on its evaluation, the Company concluded it should not consolidate Parent or its affiliates under the variable interest model or the voting interest model of ASC 810, Consolidation.
The Company recorded the redeemable preferred shares as a Note Receivable, classified as held to maturity at amortized cost, on its Consolidated Balance Sheet, rather than as an investment in preferred equity, due to the mandatory redemption feature of the preferred shares.

As of June 22, 2022, the Company had fully redeemed all shares and converted the Note Receivable to cash. The Company's maximum exposure to the Buyer and its affiliates as of April 30, 2023 was limited to the Company’s lease payments and right to use the Property.
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
The following tables summarize the Company's fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring and nonrecurring basis as of April 30, 2023 and 2022 (in thousands):

	2023
	Level 1	Level 2	Level 3	Total
Financial Assets
Trading securities held in non-qualified compensation plans (1)	$1,105	$—	$—	$1,105
Cash surrender value of life insurance policies (1)	—	1,358	—	1,358
Total	$1,105	$1,358	$—	$2,463
Financial Liabilities
Non-qualified compensation plans (2)	$—	$2,910	$—	$2,910
Total	$—	$2,910	$—	$2,910

	2022
	Level 1	Level 2	Level 3	Total
Financial Assets
Trading securities held in non-qualified compensation plans (1)	$1,219	$—	$—	$1,219
Cash surrender value of life insurance policies (1)	—	1,371	—	1,371
Total	$1,219	$1,371	$—	$2,590
Financial Liabilities
Non-qualified compensation plans (2)	$—	$3,003	$—	$3,003
Total	$—	$3,003	$—	$3,003

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
Deferred revenue consists of customer deposits and advance billings of the Company's products where sales have not yet been recognized. Accounts receivable includes retainage in the amounts of $235,000 and $523,000 at April 30, 2023 and 2022, respectively. Shipping and handling costs are included in cost of product sales. Because of the nature and quality of the Company's products, any warranty issues are determined in a relatively short period after the sale and are infrequent in nature, and as such, warranty costs are immaterial to the Company's consolidated financial position and results of operations and are expensed as incurred.
Credit Concentration The Company performs credit evaluations of its customers. Revenues from three of the Company's domestic dealers represented in the aggregate approximately 36% and 38% of the Company's sales in fiscal years 2023 and 2022, respectively. Accounts receivable for two domestic customers represented approximately 23% and 21% of the Company's total accounts receivable as of April 30, 2023 and 2022, respectively.
Insurance The Company maintains a self-insured health-care program. The Company accrues estimated losses for claims incurred but not reported using assumptions based on historical loss experience. The Company has also purchased specific stop-loss insurance to limit claims above a certain amount. The Company adjusts insurance reserves, as needed, in the event that future loss experience differs from historical loss patterns.
Income Taxes In accordance with ASC 740, "Income Taxes" ("ASC 740"), the Company uses the liability method in measuring the provision for income taxes and recognizing deferred income tax assets and liabilities on the consolidated balance sheets. ASC 740 clarifies the financial statement recognition threshold and measurement attribute of a tax position taken or expected to be taken in a tax return. Under ASC 740, the Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC 740 only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. The Company did not have any significant uncertain tax positions at April 30, 2023 or 2022.
Research and Experimentation Expenditures Research and experimentation expenditures are charged to cost of products sold in the periods incurred. Expenditures for research and experimentation expenditures were $1,012,000 and $990,000 for the fiscal years ended April 30, 2023 and 2022, respectively.
Advertising Costs Advertising costs are expensed as incurred, and include trade shows, training materials, sales, samples, and other related expenses and are included in operating expenses. Advertising costs for the years ended April 30, 2023 and 2022 were $226,000 and $175,000, respectively.
Foreign Currency Translation The financial statements of subsidiaries located in India and China are measured using the local currency as the functional currency. Effective May 1, 2022, Kewaunee Scientific Corporation Singapore Pte. Ltd. transitioned to using the U.S. dollar as its functional currency. The financial position and operating results of Kewaunee Labway Asia Pte. Ltd. are also measured using the U.S. dollar as its functional currency. Assets and liabilities of the Company's foreign subsidiaries using local currencies are translated into United States dollars at fiscal year-end exchange rates. Sales, expenses, and cash flows are translated at weighted average exchange rates for each period. Net translation gains or losses are included in other comprehensive income, a separate component of stockholders' equity. Gains and losses from foreign currency transactions of these subsidiaries are included in operating expenses.

Earnings Per Share Basic earnings per share is based on the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the assumed exercise of outstanding stock options and the conversion of restricted stock units ("RSUs") under the Company's various stock compensation plans, except when RSUs and stock options have an antidilutive effect. There were 33,900 antidilutive RSUs and stock options outstanding at April 30, 2023. There were 44,750 antidilutive RSUs and stock options outstanding at April 30, 2022.

The following is a reconciliation of basic to diluted weighted average common shares outstanding:

Shares in thousands	2023	2022
Weighted average common shares outstanding
Basic	2,824	2,786
Dilutive effect of stock options and RSUs	78	—
Weighted average common shares outstanding—diluted	2,902	2,786
Accounting for Stock Options and Other Equity Awards Compensation costs related to stock options and other stock awards granted by the Company are charged against operating expenses during their vesting period, under ASC 718, "Compensation—Stock Compensation." Forfeitures are accounted for in the period in which the awards are forfeited. The Company granted 87,969 RSUs under the 2017 Omnibus Incentive Plan in fiscal year 2023 and 67,750 RSUs in fiscal year 2022. There were no stock options granted during fiscal years 2023 and 2022. (See Note 7, Stock Options and Share-Based Compensation)
New Accounting Standards In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments," which replaces the current incurred loss method used for determining credit losses on financial assets, including trade receivables, with an expected credit loss method. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company will adopt this standard in fiscal year 2024. The Company does not expect the adoption of this standard to have a significant impact on the Company's consolidated financial position or results of operations.
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

The following are the primary performance obligations identified by the Company:
Laboratory Furniture
The Company principally generates revenue from the manufacture of custom laboratory, healthcare, and technical furniture and infrastructure products (herein referred to as "laboratory furniture"). The Company's products include steel and wood casework, fume hoods, adaptable modular systems, moveable workstations, stand-alone benches, biological safety cabinets, and epoxy resin work surfaces and sinks. Customers can benefit from each piece of laboratory furniture on its own or with resources readily available in the market place such as separately purchased installation services. Each piece of laboratory furniture does not significantly modify or customize other laboratory furniture, and the pieces of laboratory furniture are not highly interdependent or interrelated with each other. The Company can, and frequently does, break portions of contracts into separate "runs" to meet manufacturing and construction schedules. As such, each piece of laboratory furniture is considered a separate and distinct performance obligation. The majority of the Company's products are customized to meet the specific architectural design and performance requirements of laboratory planners and end users. The finished laboratory furniture has no alternative use to the Company and the Company has an enforceable right to payment for performance completed to date. As such, revenue from the sales of customized laboratory furniture is recognized over time once the customization process has begun, using the units-of-production output method to measure progress towards completion. There is not a material amount of work-in-process for which the customization process has begun at the end of a reporting period. The Company believes this output method most reasonably reflects the Company's performance because it directly measures the value of the goods transferred to the customer. For standardized products sold by the Company, revenue is recognized when control transfers, which is typically freight on board ("FOB") shipping point.
Warranties
All orders contain a standard warranty that warrants that the product is free from defects in workmanship and materials under normal use and conditions for a limited period of time. Due to the nature and quality of the Company's products, any warranty issues have historically been determined in a relatively short period after the sale, have been infrequent in nature, and have been immaterial to the Company's financial position and results of operations. The Company's standard warranties are not considered a separate and distinct performance obligation as the Company does not provide a service to customers beyond assurance that the covered product is free of initial defects. Costs of providing these short term assurance warranties are immaterial and, accordingly, are expensed as incurred. Extended separately priced warranties are available which can last up to ten years. Extended warranties are considered separate performance obligations as they are individually priced options providing assurances that the products are free of defects.
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

Payment Terms and Transaction Prices
The Company's contracts with customers are generally fixed-price and do not contain variable consideration or a general right of return or refund. The Company's contracts with customers contain terms typical for Kewaunee's industry, including withholding a portion of the transaction price until after the goods or services have been transferred to the customer (i.e. "retainage"). The Company does not recognize this as a significant financing component because the primary purpose of retainage is to provide the customer with assurance that the Company will perform its obligations under the contract, rather than to provide financing to the customer.
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
Disaggregated Revenue
A summary of net sales transferred to customers at a point in time and over time for the twelve months ended April 30 is as follows (in thousands):

	2023
	Domestic	International	Total
Over Time	$141,994	$72,778	$214,772
Point in Time	4,722	—	4,722
Total Revenue	$146,716	$72,778	$219,494

	2022
	Domestic	International	Total
Over Time	$119,989	$42,024	$162,013
Point in Time	6,859	—	6,859
Total Revenue	$126,848	$42,024	$168,872
Contract Balances
The closing balances of contract assets included $13,459,000 in accounts receivable and $1,191,000 in other current assets at April 30, 2023. The opening balance of contract assets arising from contracts with customers included $9,287,000 in accounts receivable and $1,293,000 in other assets at April 30, 2022. The closing and opening balances of contract liabilities included in deferred revenue arising from contracts with customers were $4,097,000 at April 30, 2023 and $3,529,000 at April 30, 2022. The timing of revenue recognition, billings and cash collections results in accounts receivable, unbilled receivables, and deferred revenue which is disclosed on the consolidated balance sheets and in the notes to the consolidated financial statements. In general, the Company receives payments from customers based on a billing schedule established in its contracts. Unbilled receivables represent amounts earned which have not yet been billed in accordance with contractually stated billing terms. Accounts receivable are recorded when the right to consideration becomes unconditional and the Company has a right to invoice the customer. Deferred revenue relates to payments received in advance of performance under the contract. Deferred revenue is recognized as revenue as the Company performs under the contract.
During the fiscal year ended April 30, 2023, changes in contract assets and liabilities were not materially impacted by any other factors. Approximately 100% of the contract liability balance at April 30, 2023 is expected to be recognized as revenue during fiscal year 2024.
Note 3—Inventories
Inventories consisted of the following at April 30:

(in thousands)	2023	2022
Finished goods	$3,412	$4,555
Work-in-process	2,380	2,893
Materials and components	16,097	16,348
Total inventories	$21,889	$23,796
At April 30, 2023 and 2022, the Company's international subsidiaries' inventories were $2,740,000 and $2,811,000, respectively, measured using the lower of cost or net realizable value under the FIFO method and are included in the above tables.
Note 4—Long-term Debt and Other Credit Arrangements
On May 6, 2013, the Company entered into a credit and security agreement (the "Loan Agreement") consisting of a $20 million revolving credit facility ("Line of Credit") with Wells Fargo, National Bank, which originally matured in May 2018 and was extended numerous times until it was terminated in June 2022.
On June 19, 2019, the Company entered into a Security Agreement with Wells Fargo, National Bank, pursuant to which the Company granted a security interest in substantially all of its assets to secure its obligations under the Loan Agreement. On December 13, 2019, the Company entered into an amendment to the Loan Agreement and the Line of Credit to effect a change to an asset based lending arrangement based on eligible accounts receivable and inventory, with the available amount not to exceed $20 million through January 31, 2020, and with such maximum amount reduced to $15 million thereafter. This amendment replaced the prior financial covenants with new financial covenants, including minimum monthly liquidity and EBITDA requirements. Additionally, a requirement for the repatriation of foreign cash and restrictions on the payment of dividends were added. The Security Agreement was amended several times during fiscal years 2022 and 2023 as the Company was finalizing the Sale-Leaseback financing transaction discussed in Note 5, Sale-Leaseback Financing Transaction. These amendments were primarily driven by requirements and timing of the Company's new credit arrangement.
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
On December 19, 2022, the Company entered into a Credit and Security Agreement (the "Credit Agreement") with Mid Cap Funding IV Trust, as agent (the "Agent"), and the lenders from time to time party thereto (collectively, the "Lenders"). The Credit Agreement provides for a secured revolving line of credit initially up to $15.0 million (the "Revolving Credit Facility"). Availability under the Revolving Credit Facility is subject to a borrowing base calculated in accordance with the terms of the Credit Agreement and on the basis of eligible accounts and inventory and certain other reserves and adjustments. Pursuant to the Credit Agreement, the Company granted to the Agent, for itself and the Lenders, a first priority security interest in all existing and future acquired assets owned by the Company. Subject to the terms of the Credit Agreement, from time to time the Company may request that the initial revolving loan amount available under the Revolving Credit Facility be increased with additional tranches in minimum amounts of $1,000,000, up to a maximum borrowing availability of $30.0 million. The Agent and Lenders must consent to any such increase in their sole discretion. The Revolving Credit Facility matures on December 19, 2025.

Except as set forth in the Credit Agreement, borrowings under the Revolving Credit Facility bear interest at a rate equal to Term SOFR (Secured Overnight Financing Rate) plus 4.10%. The Company is required to make monthly interest payments on the Revolving Credit Facility, with the entire principal payment due at maturity.
At April 30, 2023, there was $3,548,000 outstanding under the Revolving Credit Facility, with remaining borrowing capacity under the Revolving Credit Facility of $10,286,000. The borrowing rate under the Revolving Credit Facility was 9.02% as of April 30, 2023. At April 30, 2023, the Company was in compliance with all financial covenants under its revolving credit facility. In addition, the Company's International subsidiaries have a balance outstanding of $39,000 in short-term borrowings related to overdraft protection and short-term loan arrangements.
At April 30, 2023, there were foreign bank guarantees outstanding to customers in the amounts of $5.2 million, $142,000, $3,000, and $233,000 with expiration dates in fiscal years 2024, 2025, 2026, and 2027, respectively, collateralized by certain assets of the Company's subsidiaries in India. At April 30, 2022, there were bank guarantees issued by foreign banks outstanding to customers in the amounts of $8.2 million, $111,000, $9,000, $3,000, and $249,000 with expiration dates in fiscal years 2023, 2024, 2025, 2026, and 2027, respectively, collateralized by a $6.0 million corporate guarantee and certain assets of the Company's subsidiaries in India.
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
The Company accounted for the Sale-Leaseback Arrangement as a financing transaction with the Buyer in accordance with ASC 842, Leases, as the Lease Agreement was determined to be a finance lease. The Company concluded the Lease Agreement met the qualifications to be classified as a finance lease due to the significance of the present value of the lease payments, using a discount rate of 4.75% to reflect the Company’s incremental borrowing rate, compared to the fair value of the leased property as of the lease commencement date. In measuring the lease payments for the present value analysis, the Company elected the practical expedient to combine the lease component (the leased facilities) with the non-lease component (property management provided by the Buyer/Lessor) into a single lease component.
The presence of a finance lease indicates that control of the Property has not transferred to the Buyer/Lessor and, as such, the transaction was deemed a failed sale-leaseback and accounted for as a financing arrangement. As a result of this determination, the Company is viewed as having received the sales proceeds from the Buyer/Lessor in the form of a hypothetical loan collateralized by its leased facilities. The hypothetical loan is payable as principal and interest in the form of “lease payments” to the Buyer/Lessor. As such, the Company will not derecognize the Property from its books for accounting purposes until the lease ends. No gain or loss was recognized related to the Sale-Leaseback Arrangement under U.S. GAAP.
As of April 30, 2023, the carrying value of the financing liability was $28,774,000, net of $708,000 in debt issuance costs, of which $642,000 was classified as current on the Consolidated Balance Sheet with $28,132,000 classified as long-term. As of April 30, 2022, the carrying value of the financing liability was $29,350,000, net of $768,000 in debt issuance costs, of which $575,000 was classified as current on the Consolidated Balance Sheet with $28,775,000 classified as long-term. The monthly lease payments are split between a reduction of principal and interest expense using the effective interest rate method. Interest expense associated with the financing arrangement was $1,316,000 and $147,000 for the years ended April 30, 2023 and 2022, respectively.
The Company will depreciate the building down to zero over the 20-year assumed economic life of the Property so that at the end of the lease term, the remaining carrying amount of the financing liability will equal the carrying amount of the land of $41,000.
Remaining future cash payments related to the financing liability for the fiscal years ending April 30 are as follows:

($ in thousands)
2024	$1,931
2025	1,970
2026	2,009
2027	2,050
2028	2,090
Thereafter	33,867
Total Minimum Liability Payments	43,917
Imputed Interest	(15,143)
Total	$28,774
Note 6—Income Taxes
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law, which contains several income tax provisions, as well as other measures, aimed at assisting businesses impacted by the economic effects of the COVID-19 pandemic. The CARES Act includes a broad range of tax reform provisions affecting businesses, including permissible net operating losses ("NOLs") carrybacks up to five years, changes in business deductions limitations, and deferral of Social Security withholdings. The Company applied the NOL carryback provision of the CARES Act with respect to its estimated NOL for fiscal year 2021 to years that had higher enacted tax rates. The Company also applied the deferral of Social Security withholdings in accordance with the CARES Act; 50% of these deferred withholdings were due and paid by December 31, 2021, with the remainder due and paid by December 31, 2022.
Effective August 1, 2019, the Company elected to revoke the indefinite reinvestment of foreign unremitted earnings position set forth by ASC 740-30-25-17 for multiple foreign subsidiaries. As a result of this election, the Company recorded a tax withholding expense imposed by the India Income Tax Department of $406,000 and $240,000 for the years ended April 30, 2023 and 2022, respectively.
On December 22, 2017, the Tax Cuts and Job Act amended Internal Revenue Code Section 174, effective for tax years beginning after December 31, 2021. This amendment to Section 174, effective during fiscal year 2023 for the Company, eliminated the current year deductibility of research and experimentation expenditures and required the Company to deduct these expenditures over five years. The impact of this tax regulation required the Company to record a new deferred tax asset of $1,558,000 as of April 30, 2023.
The Company's accounting policy with respect to the Global Intangible Low-Taxed Income ("GILTI") tax rules is that GILTI will be treated as a periodic charge in the year in which it arises.
Income tax expense consisted of the following:

$ in thousands	2023	2022
Current tax expense:
Federal	$691	$1,899
State and local	197	490
Foreign	1,736	1,008
Total current tax expense	2,624	3,397
Deferred tax expense:
Federal	—	—
State and local	—	—
Foreign	515	121
Total deferred tax expense	515	121
Net income tax expense	$3,139	$3,518

The reasons for the differences between the above net income tax expense and the amounts computed by applying the statutory federal income tax rate to earnings before income taxes are as follows:

$ in thousands	2023	2022
Income tax expense (benefit) at statutory rate	$945	$(432)
State and local taxes, net of federal income tax benefit	(119)	(29)
Tax credits (state, net of federal benefit)	(433)	(457)
Effects of differing US and foreign tax rates	260	22
Net operating loss adjustment	—	(286)
Return to provision adjustment	413	—
Impact of foreign subsidiary income to parent	99	74
Increase in valuation allowance	1,667	4,170
Other items, net	307	456
Net income tax expense	$3,139	$3,518
Significant items comprising deferred tax assets and liabilities as of April 30 were as follows:

$ in thousands	2023	2022
Deferred tax assets:
Accrued employee benefit expenses	$153	$228
Allowance for doubtful accounts	114	142
Deferred compensation	1,156	1,196
Tax credits (state, net of federal benefits)	170	170
Foreign tax credit carryforwards	638	638
Section 174 R&E Addback	1,558	—
Unrecognized actuarial loss, defined benefit plans	1,064	1,202
Inventory reserves and capitalized costs	201	110
Net operating loss carryforwards	249	112
Proceeds on Sale Leaseback	6,963	7,215
Operating lease liabilities	1,558	—
Other	254	449
Total deferred tax assets	14,078	11,462
Deferred tax liabilities:
Book basis in excess of tax basis of property, plant and equipment	(1,417)	(1,758)
Book basis in excess of tax basis of Sale Leaseback property	(1,106)	(1,122)
Prepaid pension	(919)	(949)
APB 23 Assertion	(1,318)	(976)
Right of use assets	(1,526)	—
Debt Issuance Cost on Sale Leaseback	(167)	(184)
Total deferred tax liabilities	(6,453)	(4,989)
Valuation allowance	(8,568)	(6,901)
Net deferred tax liabilities	$(943)	$(428)
Deferred tax assets (liabilities) classified in the balance sheet:
Non-current	(943)	(428)
Net deferred tax liabilities	$(943)	$(428)
The Company is required to evaluate the realization of the deferred tax asset and any requirement for a valuation allowance in accordance with ASC 740-10-30-2(b). This guidance provides that the future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on sufficient taxable income of the appropriate character within the carryback or carryforward period available under the tax law. The Company evaluates all available evidence, both positive and negative, to determine the amount of any required valuation allowance. The valuation allowance totaled $8,568,000 and $6,901,000 at April 30, 2023 and 2022, respectively.
At April 30, 2023, the Company had foreign tax credit carryforwards in the amount of $638,000, which are subject to a full valuation allowance, and which will begin to expire in 2028.
The Company files federal, state and local tax returns with statutes of limitation generally ranging from 3 to 4 years. The Company is generally no longer subject to federal tax examinations for years prior to fiscal year 2019 or state and local tax examinations for years prior to fiscal year 2018. Tax returns filed by the Company's significant foreign subsidiaries are generally subject to statutes of limitations of 3 to 7 years and are generally no longer subject to examination for years prior to fiscal year 2017. The Company has no unrecognized tax benefits.
Note 7—Stock Options and Share-Based Compensation
The Company's stockholders approved the 2017 Omnibus Incentive Plan ("2017 Plan") on August 30, 2017, which enables the Company to grant a broad range of equity, equity-related, and non-equity types of awards, with potential recipients including directors, consultants and employees. This plan replaced the 2010 Stock Option Plan for Directors and the 2008 Key Employee Stock Option Plan. No new awards will be granted under the prior plans and all outstanding options granted under the prior plans will remain subject to the prior plans. At the date of approval of the 2017 Plan there were 280,100 shares available for issuance under the prior plans. These shares and any shares subject to outstanding awards that subsequently cease to be subject to such awards are available under the 2017 Plan. The 2017 Plan did not increase the total number of shares available for issuance under the Company's equity compensation plans. At April 30, 2023 there were 149,007 shares available for future issuance.

Under the 2017 Plan, the Company recorded stock-based compensation expense of $845,000 and $701,000 and deferred income tax benefit of $199,000 and $165,000 in fiscal years 2023 and 2022, respectively. The RSUs include grants with both a service and performance component vesting over a 3 year period and grants with only service components vesting over 2 and 3 year periods. The recognized expense is based upon the vesting period for service criteria and estimated attainment of the performance criteria at the end of the performance period based on the ratio of cumulative days incurred to total days over the performance period. The remaining estimated compensation expense of $812,000 will be recorded over the remaining vesting periods.

The fair value of each RSU granted to employees was estimated on the date of grant based on the weighted average price of the Company's stock reduced by the present value of the expected dividend stream during the vesting period using the risk-free interest rate. The Company issued new shares of common stock to satisfy RSUs that vested during fiscal year 2023. The following table summarizes the RSU activity and weighted averages.

	2023		2022
	Number of RSUs	Weighted Average Grant Date Fair Value	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	144,827	$12.24	125,217	$12.71
Granted	87,969	$13.43	67,750	$13.74
Vested	(50,315)	$13.86	(31,943)	$12.44
Forfeited	(22,841)	$15.37	(16,197)	$21.83
Outstanding at end of year	159,640	$11.94	144,827	$12.24
The stockholders approved the 2008 Key Employee Stock Option Plan ("2008 Plan") in fiscal year 2009 which allowed the Company to grant options on an aggregate of 300,000 shares of the Company's common stock. On August 26, 2015, the stockholders approved an amendment to this plan to increase the number of shares available under the 2008 Plan by 300,000 shares. Under the plan, options were granted at not less than the fair market value at the date of grant and options are exercisable in such installments, for such terms (up to 10 years), and at such times, as the Board of Directors determined at the time of the grant. At April 30, 2023, there were no shares available for future grants under the 2008 Plan. Under the 2008 Plan, the Company recorded no compensation expense or deferred income tax benefit in fiscal year 2023 or 2022.
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

The Company issued new shares of common stock to satisfy options exercised during fiscal years 2023 and 2022. Stock option activity and weighted average exercise price are summarized as follows:

	2023		2022
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	47,400	$19.34	84,300	$18.56
Canceled	(7,850)	$20.08	(35,400)	$17.94
Exercised	(5,650)	$14.54	(1,500)	$8.59
Outstanding at end of year	33,900	$19.97	47,400	$19.34

Exercisable at end of year	33,900	$19.97	47,400	$19.34
The number of options outstanding, exercisable, and their weighted average exercise prices were within the following ranges at April 30, 2023:

$15.85-$23.62
Options outstanding	33,900
Weighted average exercise price	$19.97
Weighted average remaining contractual life	2.5 years
Aggregate intrinsic value	$1,400
Options exercisable	33,900
Weighted average exercise price	$19.97
Aggregate intrinsic value	1,400

Note 8—Accumulated Other Comprehensive Income (Loss)
The Company's other comprehensive income (loss) consists of unrealized gains and losses on the translation of the assets, liabilities, and equity of its foreign subsidiaries, and additional minimum pension liability adjustments, net of income taxes. The before tax income (loss), related income tax effect, and accumulated balances are as follows:

$ in thousands	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balance at April 30, 2021	$(2,357)	$(1,220)	$(3,577)
Foreign currency translation adjustment	(186)	—	(186)
Change in unrecognized actuarial loss on pension obligations	—	21	21
Balance at April 30, 2022	(2,543)	(1,199)	(3,742)
Foreign currency translation adjustment	(290)	—	(290)
Change in unrecognized actuarial loss on pension obligations	—	590	590
Balance at April 30, 2023	$(2,833)	$(609)	$(3,442)

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
The Company has operating type leases for real estate and equipment in both the U.S. and internationally and financing leases for equipment in the United States. ROU assets totaled $9,170,000 and $7,573,000 at April 30, 2023 and 2022, respectively. Operating cash paid to settle lease liabilities was $2,278,640 and $2,019,000 for the fiscal year ended April 30, 2023 and 2022, respectively. The Company's leases have remaining lease terms of up to 8 years. In addition, some of the leases may include options to extend the leases for up to 5 years or options to terminate the leases within 1 year. Operating lease expense was $3,344,000 for the twelve months ended April 30, 2023, inclusive of period cost for short-term leases, not included in lease liabilities, of $1,065,000. Operating lease expense was $3,067,000 for the fiscal year ended April 30, 2022, inclusive of period cost for short-term leases, not included in lease liabilities, of $1,048,000.
At April 30, 2023, the weighted average remaining lease term for the capitalized operating leases was 5.1 years and the weighted average discount rate was 5.0%. At April 30, 2022, the weighted average remaining lease term for the capitalized operating leases was 5.8 years and the weighted average discount rate was 4.1%. For the financing leases, the weighted average remaining lease term was 3.1 years and the weighted average discount rate was 6.8% at April 30, 2023 as compared to 3.8 years and 6.6% at April 30, 2022. As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable.
Future minimum payments under the non-cancelable lease arrangements for the fiscal years ending April 30 are as follows:

($ in thousands)	Operating	Financing
2024	$2,373	$91
2025	2,175	91
2026	1,920	72
2027	1,658	—
2028	1,130	—
Thereafter	1,380	—
Total Minimum Lease Payments	10,636	254
Imputed Interest	(1,533)	(21)
Total	$9,103	$233
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

The change in projected benefit obligations and the change in fair value of plan assets for the non-contributory defined benefit pension plans for each of the years ended April 30 are summarized as follows:

$ in thousands	2023	2022
Accumulated Benefit Obligation, April 30	$18,368	$20,022
Change in Projected Benefit Obligations
Projected benefit obligations, beginning of year	$20,022	$22,942
Interest cost	845	710
Actuarial loss	(1,113)	(2,218)
Actual benefits paid	(1,386)	(1,412)
Projected benefit obligations, end of year	$18,368	$20,022
Change in Plan Assets
Fair value of plan assets, beginning of year	$18,867	$21,459
Actual return on plan assets	251	(1,180)
Employer contributions	—	—
Actual benefits paid	(1,386)	(1,412)
Fair value of plan assets, end of year	$17,732	$18,867
Funded status—under	$(636)	$(1,155)
Amounts Recognized in the Consolidated Balance Sheets consist of:
Non-current liabilities	$(636)	$(1,155)
Amounts Recognized in Accumulated Other Comprehensive Income (Loss) Consist of:
Net actual loss	$4,526	$5,116
Deferred tax benefit	(1,064)	(1,202)
After-tax actuarial loss	$3,462	$3,914
Weighted-Average Assumptions Used to Determine Benefit Obligations at April 30
Discount rate	5.10%	4.40%
Rate of compensation increase	N/A	N/A
Mortality table	Pri-2012	Pri-2012
Projection scale	MP-2021	MP-2020

	Year Ended April 30,
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost	2023	2022
Discount rate	5.10%	4.40%
Expected long-term return on plan assets	7.75%	7.75%
Rate of compensation increase	N/A	N/A
The components of the net periodic pension (income) expense for each of the fiscal years ended April 30 are as follows:

$ in thousands	2023	2022
Interest cost	$845	$710
Expected return on plan assets	(1,402)	(1,604)
Recognition of net loss	628	539
Net periodic pension expense (income)	$71	$(355)
The estimated net actuarial loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during fiscal year 2024 is $580,000.
The Company's funding policy is to contribute to the plans when pension laws and economics either require or encourage funding. The Company expects to make no contributions during fiscal year 2024. There were no contributions made to the plans in fiscal year 2023 or 2022.

The following benefit payments are expected to be paid from the benefit plans in the fiscal years ending April 30:

$ in thousands	Amount
2024	$1,640
2025	1,620
2026	1,600
2027	1,560
2028	1,540
2029- 2033	7,030
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
The Company uses a Yield Curve methodology to determine its GAAP discount rate. Under this approach, future benefit payment cash flows are projected from the pension plan on a projected benefit obligation basis. The payment stream is discounted to a present value using an interest rate applicable to the timing of each respective cash flow. The graph of these time-dependent interest rates is known as a yield curve. The interest rates comprising the Yield Curve are determined through a statistical analysis performed by the IRS and issued each month in the form of a pension discount curve. For this purpose, the universe of possible bonds consists of a set of bonds which are designated as corporate, have high quality ratings (AAA or AA) from nationally recognized statistical rating organizations, and have at least $250 million in par amount outstanding on at least one day during the reporting period. A 1% increase/decrease in the discount rate for fiscal years 2023 and 2022 would increase/decrease pension expense by approximately $231,000 and $271,000, respectively.
The Company uses a total return investment approach, whereby a mix of equities and fixed-income investments are used to attempt to maximize the long-term return on plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, as well as growth, value, and small and large capitalizations. The target allocations based on the Company's investment policy were 75% in equity securities and 25% in fixed-income securities at April 30, 2023 and April 30, 2022. A 1% increase/decrease in the expected return on assets for fiscal years 2023 and 2022 would increase/decrease pension expense by approximately $181,000 and $207,000, respectively.
Plan assets by asset categories as of April 30 were as follows:

$ in thousands	2023		2022
Asset Category	Amount	%	Amount	%
Equity Securities	$12,724	72	$13,856	73
Fixed Income Securities	4,845	27	4,703	25
Cash and Cash Equivalents	163	1	308	2
Totals	$17,732	100	$18,867	100

The following tables present the fair value of the assets in the Company's defined benefit pension plans at April 30:

	2023
Asset Category	Level 1	Level 2	Level 3
Large Cap	$7,326	$—	$—
Small/Mid Cap	2,326	—	—
International	1,743	—	—
Emerging Markets	702	—	—
Fixed Income	4,845	—	—
Liquid Alternatives	627	—	—
Cash and Cash Equivalents	163	—	—
Totals	$17,732	$—	$—

	2022
Asset Category	Level 1	Level 2	Level 3
Large Cap	$7,382	$—	$—
Small/Mid Cap	2,775	—	—
International	2,008	—	—
Emerging Markets	794	—	—
Fixed Income	4,703	—	—
Liquid Alternatives	897	—	—
Cash and Cash Equivalents	308	—	—
Totals	$18,867	$—	$—
Level 1 retirement plan assets include United States currency held by a designated trustee and equity funds of common and preferred securities issued by domestic and foreign corporations. These equity funds are traded actively on exchanges and price quotes for these shares are readily available.
Defined Contribution Plan
The Company has a defined contribution plan covering substantially all domestic salaried and hourly employees. The plan provides benefits to all employees who have attained age 21, completed three months of service, and who elect to participate. The plan provides that the Company make matching contributions equal to 100% of the employee's qualifying contribution up to 3% of the employee's compensation, and make matching contributions equal to 50% of the employee's contributions between 3% and 5% of the employee's compensation, resulting in a maximum employer contribution equal to 4% of the employee's compensation. The Company's matching contributions were $932,000 and $967,000 for years ending April 30, 2023 and 2022. Additionally, the plan provides that the Company may elect to make a non-matching contribution for participants employed by the Company on December 31 of each year. The Company did not elect to make a non-matching contribution in fiscal years 2023 and 2022.
Note 11—Segment Information
The Company's operations are classified into two business segments: Domestic and International. The Domestic business segment principally designs, manufactures, and installs scientific and technical furniture, including steel and wood laboratory cabinetry, fume hoods, casework, flexible systems, worksurfaces, workstations, workbenches, and computer enclosures. The International business segment, which consists of the foreign subsidiaries identified in Note 1, Summary of Significant Accounting Policies, provides the Company's products and services, including facility design, detailed engineering, construction, and project management from the planning stage through testing and commissioning of laboratories.
Intersegment transactions are recorded at normal profit margins. All intercompany balances and transactions have been eliminated. Certain corporate expenses shown below are net of expenses that have been allocated to the business segments.

The following table shows revenues, earnings, and other financial information by business segment and unallocated corporate expenses for each of the years ended April 30:

$ in thousands	Domestic	International	Corporate	Total
Fiscal Year 2023
Revenues from external customers	$146,716	$72,778	$—	$219,494
Intersegment revenues	1,604	9,822	(11,426)	—
Depreciation	2,394	282	191	2,867
Earnings (loss) before income taxes	3,408	7,382	(6,292)	4,498
Income tax expense	—	2,250	889	3,139
Net earnings attributable to non-controlling interest	—	621	—	621
Net earnings (loss) attributable to Kewaunee Scientific Corporation	3,408	4,511	(7,181)	738
Segment assets	80,000	38,898	—	118,898
Expenditures for segment assets	2,856	1,292	—	4,148
Revenues (excluding intersegment) from customers in foreign countries	2,559	72,778	—	75,337

Fiscal Year 2022
Revenues from external customers	$126,848	$42,024	$—	$168,872
Intersegment revenues	882	3,519	(4,401)	—
Depreciation	2,402	276	91	2,769
Earnings (loss) before income taxes	(179)	3,585	(5,891)	(2,485)
Income tax expense	50	1,129	2,339	3,518
Net earnings attributable to non-controlling interest	—	123	—	123
Net earnings (loss) attributable to Kewaunee Scientific Corporation	(229)	2,333	(8,230)	(6,126)
Segment assets	91,757	27,016	—	118,773
Expenditures for segment assets	1,613	295	—	1,908
Revenues (excluding intersegment) from customers in foreign countries	1,317	42,024	—	43,341

Note 12—Restructuring Costs
In December 2019, the Company initiated a restructuring, which included the closure of the Company's subsidiary in China, a commercial sales organization for the Company's products in China, that was completed in March 2023. The Company incurred operating expenses of $32,000 in its international operations related to the closure of the China subsidiary in fiscal year 2023, offset by the recovery of bad debt collections of $51,000 that were originally written off when the Company initiated the restructuring. The Company incurred operating expenses of $28,000 related to the closure in the prior year period. The Company reflected all the expenses as operating expenses in the Consolidated Statement of Operations.

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the Registration Statements on Forms S‑8 (Nos. 333‑160276, 333‑176447, 333‑213413 and 333‑220389) of Kewaunee Scientific Corporation of our report dated June 30, 2023, with respect to the consolidated financial statements of Kewaunee Scientific Corporation, included in this Annual Report on Form 10‑K for the year ended April 30, 2023.

/s/ FORVIS, LLP

Charlotte, North Carolina
June 30, 2023
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are intended to ensure that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 (the "Exchange Act") is properly and timely recorded, processed, summarized, and reported. Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures as of April 30, 2023 pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective. In designing disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives, and that management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded the Company maintained effective internal control over financial reporting as of April 30, 2023.
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
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
(a)The information appearing in the sections entitled "Election of Directors" and "Meetings and Committees of the Board" included in our Proxy Statement for use in connection with our annual meeting of stockholders to be held on August 23, 2023 (the "Proxy Statement") is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of our most recently completed fiscal year.
(b)The names and ages of our executive officers as of June 30, 2023 and their business experience during the past five years are set forth below:
Executive Officers

Name	Age	Position
Thomas D. Hull III	47	President and Chief Executive Officer
Donald T. Gardner III	44	Vice President, Finance, Chief Financial Officer, Treasurer and Secretary
Ryan S. Noble	45	Vice President, Sales and Marketing—Americas
Elizabeth D. Phillips	46	Vice President, Human Resources
Mandar Ranade	49	Vice President of Information Technology and Engineering
Douglas J. Batdorff	50	Vice President of Manufacturing Operations
Boopathy Sathyamurthy	54	Vice President, Kewaunee Scientific Corporation Singapore Pte. Ltd., Managing Director, International Operations
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
Donald T. Gardner III joined the Company in April 2019 as Vice President of Finance and Chief Financial Officer and was also elected by the Board of Directors to the positions of Secretary and Treasurer. Mr. Gardner has a Bachelor of Science degree in Accounting from the Indiana University of Pennsylvania and a Master of Business Administration from the University of Pittsburgh, Joseph M. Katz School of Business. Prior to joining the Company, from 2017 to 2019, he served as Vice President, Financial Planning & Analysis of Victra, a privately held retailer of wireless products and services. During 2017, he served as the Chief Financial Officer of Component Sourcing International, a privately held provider of global sourcing supply chain solutions. From February 2016 to June 2017, Mr. Gardner served in various leadership roles for Dollar Express Stores, LLC, most recently as Vice President and Treasurer. Dollar Express was an operator of discount retail stores that was sold to a strategic buyer in 2017. Mr. Gardner was a key member of the leadership team that completed the transaction and full wind down of the Company. From 2012 to February 2016, he worked at ATI Specialty Materials, a manufacturer of technically advanced specialty materials and complex components, serving in various financial leadership roles.
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
    Douglas J. Batdorff joined the Company in June 2020 as Vice President of Manufacturing Operations. He has significant experience in directing and guiding manufacturing operations, focusing on improvement of business performance, maximizing growth and profitability. Mr. Batdorff has a Bachelor of Science Degree in Mechanical Engineering from Michigan State University and a Masters in Manufacturing Operations from Kettering University. Prior to joining the Company, Mr. Batdorff was the Chief Operations Officer for Legacy Cabinets, Inc. in Eastaboga, Alabama from 2018 to 2019. From 2005 to 2018 he held various management positions with Steelcase, the most recent as Director of Manufacturing - US Operations from 2014 to 2018. He was with General Motors, Lansing, Michigan from 1998 to 2004 in many management roles, the most recent being Manufacturing Coordinator - General Assembly - Final Process.
Bhoopathy Sathyamurthy joined the Company in 2000 as General Manager of India Operations and Kewaunee Labway India Pvt. Ltd. He was subsequently promoted to Managing Director of Kewaunee Labway India Pvt. Ltd. He has served as Managing Director of International Operations, which includes responsibilities for all sales and operations in Asia, as well as sales efforts in the Middle East, since September 2013. Mr. Sathyamurthy was elected Vice President of Kewaunee Scientific Corporation Singapore Pte. Ltd., the holding company for Kewaunee's subsidiaries in India, Singapore, and China, in September 2014. He holds a Bachelor Degree in Mechanical Engineering from University of Madras and a Masters of Business Administration from University of Madras.
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
Delinquent Section 16(a) Reports
The information appearing in the section entitled "Delinquent Section 16(a) Reports" in our Proxy Statement, if applicable, is incorporated herein by reference.
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

The following table sets forth certain information as of April 30, 2023 with respect to compensation plans under which our equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation Plans approved by Security Holders:
2008 Key Employee Stock Option Plan	33,900	19.97	—
2017 Omnibus Incentive Plan	159,640	—	149,007
Equity Compensation Plans not approved by Security Holders:	—	—	—
Total Equity Compensation Plans	193,540		149,007
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

PART IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed or incorporated by reference as part of this Annual Report:

		Page
(a)(1)	Consolidated Financial Statements
	Report of Independent Registered Public Accounting Firm	17
	Consolidated Statements of Operations—Years ended April 30, 2023 and 2022	18
	Consolidated Statements of Comprehensive Income—Years ended April 30, 2023 and 2022	19
	Consolidated Statements of Stockholders' Equity—Years ended April 30, 2023 and 2022	20
	Consolidated Balance Sheets—April 30, 2023 and 2022	21
	Consolidated Statements of Cash Flows—Years ended April 30, 2023 and 2022	22
	Notes to Consolidated Financial Statements	23
	Consent of Independent Registered Public Accounting Firm	41
(a)(2)	Consolidated Financial Statement Schedules
	Financial statement schedules have been omitted because the information required has been separately disclosed in the consolidated financial statements or related notes.
(a)(3)	Exhibits
	Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which is attached hereto at pages 47 through 49 and which is incorporated herein by reference.
Item 16. Form 10-K Summary
None.

KEWAUNEE SCIENTIFIC CORPORATION
Exhibit Index

			Reference
3	Articles of incorporation and bylaws
	3.1	Conformed copy of Restated Certificate of Incorporation (reflecting all amendments to date)	(12)
	3.3	By-Laws (as amended as of April 21, 2020)	(18)
4	Description of Registrant's Securities
	4.1	Description of Capital Stock	(15)
10	Material Contracts
	10.1*	Re-Established Retirement Plan for Salaried Employees of Kewaunee Scientific Corporation (as amended and restated effective as of May 1, 2012)	(3)
	10.1A*	First Amendment to the Re-Established Retirement Plan for Salaried Employees of Kewaunee Scientific Corporation	(4)
	10.1B*	Second Amendment to the Re-Established Retirement Plan for Salaried Employees of Kewaunee Scientific Corporation	(8)
	10.1C*	Third Amendment to the Re-Established Retirement Plan for Salaried Employees of Kewaunee Scientific Corporation	(9)
	10.1D*	Fourth Amendment to the Re-Established Retirement Plan for Salaried Employees of Kewaunee Scientific Corporation	(12)
	10.2*	Re-Established Retirement Plan for Hourly Employees of Kewaunee Scientific Corporation (as amended and restated effective as of May 1, 2012)	(3)
	10.2A*	First Amendment to the Re-Established Retirement Plan for Hourly Employees of Kewaunee Scientific Corporation	(4)
	10.2B*	Second Amendment to the Re-Established Retirement Plan for Hourly Employees of Kewaunee Scientific Corporation	(8)
	10.2C*	Third Amendment to the Re-Established Retirement Plan for Hourly Employees of Kewaunee Scientific Corporation	(9)
	10.2D*	Fourth Amendment to the Re-Established Retirement Plan for Hourly Employees of Kewaunee Scientific Corporation	(12)
	10.30*	Kewaunee Scientific Corporation Executive Severance Pay Policy	(2)
	10.34*	401(k) Incentive Savings Plan for Salaried and Hourly Employees of Kewaunee Scientific Corporation (as amended and restated effective June 29, 2015)	(7)
	10.34A*	First Amendment to the 401(k) Incentive Savings Plan for Salaried and Hourly Employees of Kewaunee Scientific Corporation (as amended and restated effective January 1, 2020)	(17)
	10.34B*	Second Amendment to the 401(k) Incentive Savings Plan for Salaried and Hourly Employees of Kewaunee Scientific Corporation effective May 15, 2023	(1)
	10.51*	Amended and Restated 2008 Key Employee Stock Option Plan effective August 26, 2015	(6)
	10.61	Credit and Security Agreement, dated as of December 19, 2022, by and among Kewaunee Scientific Corporation, Mid Cap Funding IV Trust, as agent, and the lenders from time to time party thereto	(22)
	10.62	Agreement for Purchase and Sale of Real Property dated as of December 22, 2021 between CAI Investments Sub Series 100, LLC and Kewaunee Scientific Corporation	(20)
	10.62A	First Amendment to the Agreement for Purchase and Sale of Real Property dated as of January 21, 2022	(20)
	10.62B	Second Amendment to the Agreement for Purchase and Sale of Real Property dated as of January 24, 2022	(20)
	10.62C	Third Amendment to the Agreement for Purchase and Sale of Real Property dated as of January 26, 2022	(20)
	10.62D	Fourth Amendment to the Agreement for Purchase and Sale of Real Property dated as of March 23, 2022	(21)
	10.68*	401Plus Executive Deferred Compensation Plan (as amended and restated January 1, 2009)	(5)
	10.68A*	Amendment No. One to the Kewaunee Scientific Corporation 401Plus Executive Deferred Compensation Plan	(5)
	10.68B*	Amendment No. Two to the Kewaunee Scientific Corporation 401Plus Executive Deferred Compensation Plan	(11)

		Reference
10.69*	Pension Equalization Plan (as amended and restated January 1, 2009)	(5)
10.69A*	Amendment No. One to the Kewaunee Scientific Corporation Pension Equalization Plan	(5)
10.72*	Kewaunee Scientific Corporation 2017 Omnibus Incentive Plan	(10)
10.73*	Offer Letter to Donald T. Gardner III dated April 2, 2019.	(13)
10.74*	Change of Control Employment Agreement dated as of June 18, 2019 between Kewaunee Scientific Corporation and Thomas D. Hull III.	(14)
10.75*	Change of Control Employment Agreement dated as of June 18, 2019 between Kewaunee Scientific Corporation and Donald T. Gardner III.	(14)
10.77*	Change of Control Employment Agreement dated as of June 18, 2019 between Kewaunee Scientific Corporation and Elizabeth D. Phillips.	(14)
10.78*	Change of Control Employment Agreement dated as of June 18, 2019 between Kewaunee Scientific Corporation and Ryan S. Noble.	(14)
10.79*	Employment agreement dated October 1, 2017 between Kewaunee Labway India Pvt. Ltd and Bhoopathy Sathyamurthy.	(15)
10.80*	Employment Agreement dated as of October 28, 2019 between Kewaunee Scientific Corporation and Mandar Ranade	(16)
10.81*	Change of Control Employment Agreement dated as of December 2, 2019 between Kewaunee Scientific Corporation and Mandar Ranade	(17)
10.82*	Offer Letter dated as of May 7, 2020 between Kewaunee Scientific Corporation and Douglas J. Batdorff	(19)
10.83*	Change of Control Employment Agreement dated as of June 1, 2020 between Kewaunee Scientific Corporation and Douglas J. Batdorff	(19)
21.1	Subsidiaries of the Company	(1)
23.1	Consent dated June 30, 2023 of FORVIS, LLP, Independent Registered Public Accounting Firm (incorporated by reference to page 42 of this Report on Form 10-K)	(1)
31.1	Certification of Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)	(1)
31.2	Certification of Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)	(1)
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(1)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(1)
101.INS	XBRL Instance Document	(1)
101.SCH	XBRL Taxonomy Extension Schema Document	(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	(1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	(1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	(1)
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	(1)
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

(3)Filed as an exhibit to the Kewaunee Scientific Corporation Quarterly Report to the Securities and Exchange Commission on Form 10-Q (Commission File No. 0-5286) for the quarterly period ended October 31, 2012, and incorporated herein by reference.
(4)Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on September 2, 2014, and incorporated herein by reference.
(5)Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 2015, and incorporated herein by reference.
(6)Filed as Appendix A to the Kewaunee Scientific Corporation Proxy Statement for its Annual Meeting of Stockholders on August 26, 2015 (Commission File No. 0-5286) filed on July 23, 2015, and incorporated herein by reference.
(7)Filed as an exhibit to the Kewaunee Scientific Corporation Quarterly Report to the Securities and Exchange Commission on Form 10-Q (Commission File No. 0-5286) for the quarterly period ended October 31, 2015, and incorporated herein by reference.
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
(22)    Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on December 19, 2022, and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEWAUNEE SCIENTIFIC CORPORATION

By:	/s/ Thomas D. Hull III
Thomas D. Hull III
President and Chief Executive Officer
Date: June 30, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on June 30, 2023.

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