Form 10-Q
period 2023-07-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2023-09-01
CIK 55529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 29, 2023, the registrant had outstanding 2,904,094 shares of Common Stock.

KEWAUNEE SCIENTIFIC CORPORATION
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2023

i

Part 1. Financial Information
Item 1.    Condensed Consolidated Financial Statements

Kewaunee Scientific Corporation
Condensed Consolidated Statements of Operations
(Unaudited)
($ and shares in thousands, except per share amounts)

	Three Months Ended July 31,
	2023	2022
Net sales	$49,839	$50,123
Cost of products sold	37,925	43,927
Gross profit	11,914	6,196
Operating expenses	8,106	6,592
Operating profit (loss)	3,808	(396)
Pension expense	(41)	(27)
Other income, net	75	467
Interest expense	(430)	(384)
Profit (loss) before income taxes	3,412	(340)
Income tax expense	897	379
Net earnings (loss)	2,515	(719)
Less: Net earnings attributable to the non-controlling interest	41	28
Net earnings (loss) attributable to Kewaunee Scientific Corporation	$2,474	$(747)

Net earnings (loss) per share attributable to Kewaunee Scientific Corporation stockholders
Basic	$0.87	$(0.27)
Diluted	$0.86	$(0.27)
Weighted average number of common shares outstanding
Basic	2,860	2,807
Diluted	2,885	2,807

See accompanying notes to Condensed Consolidated Financial Statements.

Kewaunee Scientific Corporation
Condensed Consolidated Statements of Comprehensive Earnings (Loss)
(Unaudited)
($ in thousands)

	Three Months Ended July 31,
	2023	2022
Net earnings (loss)	$2,515	$(719)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(144)	(224)
Other comprehensive loss	(144)	(224)
Comprehensive earnings (loss), net of tax	2,371	(943)
Less: Comprehensive income attributable to the non-controlling interest	41	28
Comprehensive earnings (loss) attributable to Kewaunee Scientific Corporation	$2,330	$(971)

See accompanying notes to Condensed Consolidated Financial Statements.

Kewaunee Scientific Corporation
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
($ in thousands, except per share amounts)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Kewaunee Scientific Corporation Stockholders' Equity
Balance at April 30, 2023	$7,084	$5,059	$(53)	$28,761	$(3,442)	$37,409
Net earnings attributable to Kewaunee Scientific Corporation	—	—	—	2,474	—	2,474
Other comprehensive loss	—	—	—	—	(144)	(144)
Stock-based compensation	185	(494)	—	—	—	(309)
Balance at July 31, 2023	$7,269	$4,565	$(53)	$31,235	$(3,586)	$39,430

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Kewaunee Scientific Corporation Stockholders' Equity
Balance at April 30, 2022	$6,983	$4,483	$(53)	$28,023	$(3,742)	$35,694
Net loss attributable to Kewaunee Scientific Corporation	—	—	—	(747)	—	(747)
Other comprehensive loss	—	—	—	—	(224)	(224)
Stock-based compensation	97	(134)	—	—	—	(37)
Balance at July 31, 2022	$7,080	$4,349	$(53)	$27,276	$(3,966)	$34,686

See accompanying notes to Condensed Consolidated Financial Statements.

Kewaunee Scientific Corporation
Condensed Consolidated Balance Sheets
($ and shares in thousands, except per share amounts)

	July 31, 2023	April 30, 2023
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$12,699	$8,078
Restricted cash	8,869	5,737
Receivables, less allowance; $560; $476, on each respective date	42,461	46,081
Inventories	22,126	21,889
Prepaid expenses and other current assets	7,365	6,135
Total Current Assets	93,520	87,920
Property, plant and equipment, at cost	63,023	61,368
Accumulated depreciation	(45,684)	(44,966)
Net Property, Plant and Equipment	17,339	16,402
Right of use assets	8,612	9,170
Other assets	5,347	5,406
Total Assets	$124,818	$118,898

Liabilities and Stockholders' Equity
Current Liabilities:
Short-term borrowings	$5,054	$3,587
Current portion of financing liability	659	642
Current portion of financing lease liabilities	86	85
Current portion of operating lease liabilities	1,912	1,967
Accounts payable	22,140	23,599
Employee compensation and amounts withheld	4,903	4,304
Deferred revenue	7,067	4,097
Other accrued expenses	2,408	1,772
Total Current Liabilities	44,229	40,053
Long-term portion of financing liability	27,958	28,132
Long-term portion of financing lease liabilities	143	148
Long-term portion of operating lease liabilities	6,645	7,136
Accrued pension and deferred compensation costs	3,861	3,546
Deferred income taxes	989	943
Other non-current liabilities	453	455
Total Liabilities	84,278	80,413
Commitments and Contingencies
Stockholders' Equity:
Common stock, $2.50 par value, Authorized – 5,000 shares; Issued – 2,907 shares; 2,833 shares; – Outstanding – 2,904 shares; 2,830 shares, on each respective date	7,269	7,084
Additional paid-in-capital	4,565	5,059
Retained earnings	31,235	28,761
Accumulated other comprehensive loss	(3,586)	(3,442)
Common stock in treasury, at cost, 3 shares, on each respective date	(53)	(53)
Total Kewaunee Scientific Corporation Stockholders' Equity	39,430	37,409
Non-controlling interest	1,110	1,076
Total Stockholders' Equity	40,540	38,485
Total Liabilities and Stockholders' Equity	$124,818	$118,898

See accompanying notes to Condensed Consolidated Financial Statements.

Kewaunee Scientific Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)
($ in thousands)

	Three Months Ended July 31,
	2023	2022
Cash flows from operating activities:
Net earnings (loss)	$2,515	$(719)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	718	725
Bad debt provision	125	23
Stock-based compensation expense	183	172
Deferred income taxes	46	23
Change in assets and liabilities:
Receivables	3,496	516
Inventories	(237)	(1,304)
Accounts payable and other accrued expenses	(226)	(2,117)
Deferred revenue	2,970	10,587
Other, net	(1,418)	(4,221)
Net cash provided by operating activities	8,172	3,685
Cash flows from investing activities:
Capital expenditures	(1,654)	(390)
Net cash used in investing activities	(1,654)	(390)
Cash flows from financing activities:
Proceeds from short-term borrowings	40,597	4,431
Repayments on short-term borrowings	(39,130)	(6,019)
Proceeds from sale-leaseback financing transaction	—	13,456
Payments on sale-leaseback financing transaction	(157)	(140)
Payments on long-term lease obligations	(4)	(58)
Net cash provided by financing activities	1,306	11,670
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(71)	(325)
Increase in cash, cash equivalents and restricted cash	7,753	14,640
Cash, cash equivalents and restricted cash, beginning of period	13,815	6,894
Cash, cash equivalents and restricted cash, end of period	$21,568	$21,534

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
These interim Condensed Consolidated Financial Statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of these financial statements and should be read in conjunction with the Consolidated Financial Statements and Notes included in the Company's 2023 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. The Condensed Consolidated Balance Sheet as of April 30, 2023 included in this interim period filing has been derived from the audited consolidated financial statements at that date, but does not include all of the information and related notes required by GAAP for complete financial statements.
The preparation of the interim Condensed Consolidated Financial Statements requires management to make certain estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

B. Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less. During the three months ended July 31, 2023 and twelve months ended April 30, 2023, the Company had cash deposits in excess of FDIC insured limits. The Company has not experienced any losses from such deposits. Restricted cash includes bank deposits of subsidiaries used for performance guarantees against customer orders and domestic bank deposits used as collateral for an outstanding letter of credit.
The Company includes restricted cash along with the cash balance for presentation in the Condensed Consolidated Statements of Cash Flows. The reconciliation between the Condensed Consolidated Balance Sheet and the Condensed Consolidated Statement of Cash Flows is as follows:

	July 31, 2023	April 30, 2023
Cash and cash equivalents	$12,699	$8,078
Restricted cash	8,869	5,737
Total cash, cash equivalents and restricted cash	$21,568	$13,815

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

Disaggregated Revenue
A summary of net sales transferred to customers over time and at a point in time for the periods ended July 31, 2023 and July 31, 2022 is as follows (in thousands):

	Three Months Ended
	July 31, 2023			July 31, 2022
	Domestic	International	Total	Domestic	International	Total
Over Time	$33,904	$14,419	$48,323	$35,353	$12,655	$48,008
Point in Time	1,516	—	1,516	2,115	—	2,115
Total	$35,420	$14,419	$49,839	$37,468	$12,655	$50,123

Contract Balances
The closing balances of contract assets included $13,621,000 in accounts receivable and $928,000 in other assets at July 31, 2023. The opening balance of contract assets arising from contracts with customers included $13,459,000 in accounts receivable and $1,191,000 in other assets at April 30, 2023. The closing and opening balances of contract liabilities included in deferred revenue arising from contracts with customers were $7,067,000 at July 31, 2023 and $4,097,000 at April 30, 2023. The timing of revenue recognition, billings and cash collections results in accounts receivable, unbilled receivables, and deferred revenue which are disclosed in the Condensed Consolidated Balance Sheets and in the Notes to the Condensed Consolidated Financial Statements. In general, the Company receives payments from customers based on a billing schedule established in its contracts. Unbilled receivables represent amounts earned which have not yet been billed in accordance with contractually stated billing terms and are included in receivables on the Condensed Consolidated Balance Sheets. Receivables are recorded when the right to consideration becomes unconditional and the Company has a right to invoice the customer. Deferred revenue relates to payments received in advance of performance under the contract. Deferred revenue is recognized as revenue as (or when) the Company performs under the contract. Approximately 100% of the contract liability balances at April 30, 2023 and July 31, 2023 are expected to be recognized as revenue during the respective succeeding 12 months.
D. Inventories
The Company measures inventory using the first-in, first-out method at the lower of cost or net realizable value. Inventories consisted of the following (in thousands):

	July 31, 2023	April 30, 2023
Finished products	$3,537	$3,412
Work in process	2,138	2,380
Raw materials	16,451	16,097
Total	$22,126	$21,889
The Company's International subsidiaries' inventories were $2,902,000 at July 31, 2023 and $2,740,000 at April 30, 2023 and are included in the above tables.

E. Fair Value of Financial Instruments
The Company's financial instruments consist primarily of cash and equivalents, mutual funds, short-term borrowings, and the cash surrender value of life insurance policies. The carrying value of these assets and liabilities approximates their fair value. The following tables summarize the Company's fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of July 31, 2023 and April 30, 2023 (in thousands):

	July 31, 2023
Financial Assets	Level 1	Level 2	Total
Trading securities held in non-qualified compensation plans (1)	$1,324	$—	$1,324
Cash surrender value of life insurance policies (1)	—	1,401	1,401
Total	$1,324	$1,401	$2,725
Financial Liabilities
Non-qualified compensation plans (2)	$—	$3,185	$3,185
Total	$—	$3,185	$3,185

	April 30, 2023
Financial Assets	Level 1	Level 2	Total
Trading securities held in non-qualified compensation plans (1)	$1,105	$—	$1,105
Cash surrender value of life insurance policies (1)	—	1,358	1,358
Total	$1,105	$1,358	$2,463
Financial Liabilities
Non-qualified compensation plans (2)	$—	$2,910	$2,910
Total	$—	$2,910	$2,910
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

F. Long-term Debt and Other Credit Arrangements
At April 30, 2023, advances of $3.5 million were outstanding under the Company's Revolving Credit Facility. Amounts available under the Revolving Credit Facility were $10.3 million at April 30, 2023. The borrowing rate under the Revolving Credit Facility was 9.02% as of April 30, 2023. The Company's International subsidiaries had a balance outstanding of $39,000 in short-term borrowings related to overdraft protection and short-term loan arrangements. At April 30, 2023, the Company was in compliance with all of the financial covenants under its Revolving Credit Facility.
At July 31, 2023, there were $5.0 million outstanding under the Revolving Credit Facility, with remaining borrowing capacity under the Revolving Credit Facility of $8.3 million. The borrowing rate under the Revolving Credit Facility was 9.33% as of July 31, 2023. In addition, the Company's International subsidiaries have a balance outstanding of $54,000 in short-term borrowings related to overdraft protection and short-term loan arrangements. As of July 31, 2023, the Company was in compliance with all of the financial covenants under its Revolving Credit Facility.

G. Sale-Leaseback Financing Transaction

On December 22, 2021, the Company entered into an Agreement for Purchase and Sale of Real Property with CAI Investments Sub-Series 100 LLC, a Nevada limited liability company (the "Buyer"), for the Company’s headquarters and manufacturing facilities located at 2700 West Front Street in Statesville, North Carolina (the "Sale Agreement").
The Sale Agreement was finalized on March 24, 2022 and coincided with the Company and CAI Investments Medical Products I Master Lessee LLC ("Lessor") entering into a lease agreement. The lease arrangement is for a 20-year term, with four renewal options of five years each. Under the terms of the lease agreement, the Company’s initial basic rent is approximately $158,000 per month, with annual increases of approximately 2% each year of the initial term.
The Company accounted for the Sale-Leaseback Arrangement as a financing transaction as the lease agreement was determined to be a finance lease due to the significance of the present value of the lease payments, using a discount rate of 4.75% to reflect the Company’s incremental borrowing rate, compared to the fair value of the leased property as of the lease commencement date. In measuring the lease payments for the present value analysis, the Company elected the practical expedient to combine the lease component (the leased facilities) with the non-lease component (property management provided by the Buyer/Lessor) into a single lease component.
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
As of July 31, 2023, the carrying value of the financing liability was $28,617,000, net of $692,000 in debt issuance costs, of which $659,000 was classified as current on the Consolidated Balance Sheet with $27,958,000 classified as long-term. As of April 30, 2023, the carrying value of the financing liability was $28,774,000, net of $708,000 in debt issuance costs, of which $642,000 was classified as current on the Consolidated Balance Sheet with $28,132,000 classified as long-term. The monthly lease payments are split between a reduction of principal and interest expense using the effective interest rate method. Interest expense associated with the financing arrangement was $325,000 and $332,000 for the three months ended July 31, 2023 and July 31, 2022, respectively.
The Company will depreciate the building down to zero over the 20-year assumed economic life of the Property so that at the end of the lease term, the remaining carrying amount of the financing liability will equal the carrying amount of the land of $41,000.
Remaining future cash payments related to the financing liability as of July 31, 2023 are as follows:

($ in thousands)
Remainder of 2024	$1,449
2025	1,970
2026	2,009
2027	2,050
2028	2,090
Thereafter	33,867
Total Minimum Liability Payments	43,435
Imputed Interest	(14,818)
Total	$28,617

H. Leases
The Company recognizes lease assets and lease liabilities reflecting the rights and obligations created by operating type leases for real estate and equipment in both the U.S. and internationally and financing leases for a truck and IT equipment in the U.S. At July 31, 2023 and April 30, 2023, right-of-use assets totaled $8,612,000 and $9,170,000, respectively. Operating cash paid to settle lease liabilities was $639,000 and $524,000 for the three months ended July 31, 2023 and July 31, 2022, respectively. The Company's leases have remaining lease terms of up to 9 years. In addition, some of the leases may include options to extend the leases for up to 5 years or options to terminate the leases within 1 year. Operating lease expenses were $867,000 for the three months ended July 31, 2023, inclusive of period cost for short-term leases, not included in lease liabilities, of $228,000. Operating lease expenses were $835,000 for the three months ended July 31, 2022, inclusive of period cost for short-term leases, not included in lease liabilities, of $311,000.
At July 31, 2023, the weighted average remaining lease term for the capitalized operating leases was 4.9 years and the weighted average discount rate was 5.0%. For the financing leases, the weighted average remaining lease term was 2.9 years and the weighted average discount rate was 6.7%. As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of those lease payments. The Company uses the implicit rate when readily determinable.

Future minimum lease payments under non-cancelable leases as of July 31, 2023 were as follows:

	Operating	Financing

Remainder of fiscal 2024	$1,730	$83
2025	2,172	91
2026	1,917	71
2027	1,654	—
2028	1,127	—
Thereafter	1,377	—
Total Minimum Lease Payments	9,977	245
Imputed Interest	(1,421)	(16)
Total	$8,556	$229
I. Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the assumed exercise of outstanding options and the conversion of restricted stock units ("RSUs") under the Company's various stock compensation plans, except when RSUs and options have an antidilutive effect. There were 33,700 and 104,141 antidilutive RSUs and options outstanding at July 31, 2023 and July 31, 2022, respectively. The following is a reconciliation of basic to diluted weighted average common shares outstanding (in thousands):

	Three Months Ended
	July 31, 2023	July 31, 2022
Basic	2,860	2,807
Dilutive effect of stock options and RSUs	25	—
Weighted average common shares outstanding - diluted	2,885	2,807
J. Stock Options and Stock-based Compensation
The Company recognizes compensation costs related to stock options and other stock awards granted by the Company as operating expenses over their vesting period.
In June 2023, the Company granted 87,220 RSUs under the 2017 Omnibus Incentive Plan ("2017 Plan"). These RSUs include both a service and a performance component, vesting over a three-year period. The recognized expense is based upon the vesting period for service criteria and estimated attainment of the performance criteria at the end of the three-year period, based on the ratio of cumulative days of service to total days over the three-year period. The Company recorded stock-based compensation expense during the three months ended July 31, 2023 of $173,000 with the remaining estimated stock-based compensation expense of $2,032,000 to be recorded over the remaining vesting periods. The Company recorded stock-based compensation expense during the three months ended July 31, 2022 of $131,000. Directors' fees paid with shares of common stock in lieu of cash in accordance with Director compensation guidelines were $10,000 and $41,000 for the three month periods ended July 31, 2023 and July 31, 2022, respectively, and were also included in the stock-based compensation on the Condensed Consolidated Statements of Cash Flows.
K. Income Taxes
Income tax expense of $897,000 and $379,000 was recorded for the three months ended July 31, 2023 and July 31, 2022, respectively. The effective tax rate was 26.3% and (111.5)% for the three months ended July 31, 2023 and July 31, 2022, respectively. The effective tax rate for the three months ended July 31, 2023 reflects the impact of foreign operations which are taxed at different rates than the U.S. tax rate of 21%, combined with expected current year tax expense for the Company's domestic operations in excess of the change in domestic valuation allowance required for the fiscal year. The effective tax rate for the three months ended July 31, 2022 reflected the impact of foreign operations and the recording of a valuation allowance against the deferred tax asset which resulted in the elimination of any U.S. income tax benefit for pretax losses incurred during the period.
In August 2019, the Company revoked its indefinite reinvestment of foreign unremitted earnings position in compliance with ASC 740 "Income Taxes" and terminated its indefinite reinvestment of unremitted earnings assertion for the Singapore and

Kewaunee Labway India Pvt. Ltd. international subsidiaries. The Company has a deferred tax liability of $1,363,000 and $1,318,000 for the withholding tax related to Kewaunee Labway India Pvt. Ltd. as of July 31, 2023 and April 30, 2023, respectively.
L. Defined Benefit Pension Plans
The Company has non-contributory defined benefit pension plans covering substantially all domestic salaried and hourly employees. These plans were amended as of April 30, 2005; no further benefits have been, or will be, earned under the plans, subsequent to the amendment date, and no additional participants will be added to the plans. There were no Company contributions paid to the plans for the three months ended July 31, 2023 and July 31, 2022. The Company assumed an expected long-term rate of return of 7.75% for the periods ended July 31, 2023 and July 31, 2022.
Pension expense consisted of the following (in thousands):

	Three Months Ended
	July 31, 2023	July 31, 2022
Service cost	$—	$—
Interest cost	224	322
Expected return on plan assets	(328)	(535)
Recognition of net loss	145	240
Net periodic pension expense	$41	$27
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
The following tables provide financial information by business segment and unallocated corporate expenses for the periods ended July 31, 2023 and 2022 (in thousands):

	Domestic Operations	International Operations	Corporate / Eliminations	Total
Three months ended July 31, 2023
Revenues from external customers	$35,420	$14,419	$—	$49,839
Intersegment revenues	51	661	(712)	—
Earnings (loss) before income taxes	3,623	793	(1,004)	3,412

Three months ended July 31, 2022
Revenues from external customers	$37,468	$12,655	$—	$50,123
Intersegment revenues	796	1,621	(2,417)	—
Earnings (loss) before income taxes	98	1,094	(1,532)	(340)
N. New Accounting Standards
In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments," which replaces the current incurred loss method used for determining credit losses on financial assets, including trade receivables, with an expected credit loss method. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company adopted this standard in fiscal year 2024. The adoption of this standard did not have a significant impact on the Company's consolidated financial position or results of operations.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The Company's 2023 Annual Report to Stockholders on Form 10-K contains management's discussion and analysis of the Company's financial condition and results of operations as of and for the fiscal year ended April 30, 2023. The following discussion and analysis describes material changes in the Company's financial condition since April 30, 2023. The analysis of results of operations compares the three months ended July 31, 2023 with the comparable periods of the prior year.
Results of Operations
Sales for the quarter were $49,839,000, an decrease from sales of $50,123,000 in the comparable period of the prior year. Domestic sales for the quarter were $35,420,000, down 5.5% from sales of $37,468,000 in the comparable period of the prior year. The decrease in Domestic sales was predominantly related to the reduction of installation revenue related to the Company's decision to no longer sell directly to end users, which typically included installation services. International sales for the quarter were $14,419,000, up 13.9% from sales of $12,655,000 in the comparable period of the prior year. International sales increased when compared to the prior year period due to the delivery of several large projects that were booked in the prior fiscal year.
The Company's order backlog was $140.8 million at July 31, 2023, as compared to $174.0 million at July 31, 2022, and $147.9 million at April 30, 2023.
The gross profit margin for the three months ended July 31, 2023 was 23.9% of sales, as compared to 12.4% of sales in the comparable quarter of the prior year. The increase in gross profit margin percentage for the three months ended July 31, 2023 is primarily being generated from Domestic operations. The increase is driven by the pricing of new orders in response to higher raw material input costs when compared to the prior year period, during which 25% of Domestic revenue related to direct orders that, in aggregate, were delivered at a loss for the Company.
Operating expenses for the three months ended July 31, 2023 were $8,106,000, or 16.3% of sales, as compared to $6,592,000, or 13.2% of sales, in the comparable period of the prior year. The increase in operating expenses for the three months ended July 31, 2023 was primarily due to increases in SG&A wages, benefits, incentive and stock-based compensation of $823,000, bad debt expense primarily related to a single job dispute of $102,000, travel and entertainment expenses of $102,000, and increases in international operating expenses of $170,000.
Interest expense, net was $430,000 for the three months ended July 31, 2023, as compared to $384,000 for the comparable period of the prior year. The changes in interest expense were due to changes in the levels of bank borrowings and interest rates.
The effective income tax rate for the three months ended July 31, 2023 was 26.3%, as compared to (111.5)% for the three months ended July 31, 2022. Income tax expense of $897,000 and $379,000 was recorded for the three months ended July 31, 2023 and 2022, respectively. The effective tax rate for the three months ended July 31, 2023 reflects the impact of foreign operations which are taxed at different rates than the U.S. tax rate of 21%, combined with expected current year tax expense for the Company's domestic operations in excess of the change in domestic valuation allowance required for the fiscal year. The effective rate for the three months ended July 31, 2022 reflected the impact of the domestic valuation allowance against the deferred tax asset, which resulted in the elimination of any U.S. income tax benefit for the losses incurred during the period. See Note K, Income Taxes, of the Notes to Condensed Consolidated Financial Statements for additional information.
Non-controlling interests related to the Company's subsidiaries not 100% owned by the Company decreased net earnings by $41,000 for the three months ended July 31, 2023, compared to $28,000, for the comparable period of the prior year. The change in the net earnings attributable to the non-controlling interest in the current period was due to changes in earnings of the subsidiaries in the related period.
Net earnings was $2,474,000, or $0.86 per diluted share, for the three months ended July 31, 2023, compared to a net loss of $747,000, or $(0.27) per diluted share, in the prior year period.
Liquidity and Capital Resources
Our principal sources of liquidity have historically been funds generated from operating activities, supplemented as needed by borrowings under our Revolving Credit Facility. Additionally, certain machinery and equipment are financed by non-cancellable operating and financing leases. The Company believes that these sources will be sufficient to support ongoing business requirements in the current fiscal year, including capital expenditures.
The Company had working capital of $49,291,000 at July 31, 2023, compared to $47,867,000 at April 30, 2023. The ratio of current assets to current liabilities was 2.1-to-1.0 at July 31, 2023, compared to 2.2-to-1.0 at April 30, 2023.

The Company provided cash of $8,172,000 during the three months ended July 31, 2023, primarily from operations and decreases in accounts receivable of $3.5 million and increases in deferred revenue of $3.0 million, partially offset by increases in other current assets of $999,000 and accrued employee compensation and amounts withheld of $315,000. During the three months ended July 31, 2023, the Company used net cash of $1,654,000 in investing activities, all of which was used for capital expenditures. The Company's financing activities provided cash of $1,306,000 during the three months ended July 31, 2023, primarily from a net increase in borrowings under the Revolving Credit Facility.
Outlook
The Company's ability to predict future demand for its products continues to be limited given its role as subcontractor or supplier to dealers for subcontractors. Demand for the Company's products is also dependent upon the number of laboratory construction projects planned and/or current progress in projects already under construction. The Company's earnings are also impacted by fluctuations in prevailing pricing for projects in the laboratory construction marketplace and costs of raw materials, including steel, wood, and epoxy resin.
The Company is operating more efficiently than in the past due to its ability to focus solely on supporting its dealers and distribution channel partners domestically while continuing to provide turnkey solutions in the international markets it serves. The improved focus of the organization, combined with a strong global management team, a healthy backlog, improved manufacturing capabilities, and end-use markets that continue to prioritize investment in projects that require the products Kewaunee designs and manufactures positions the Company well.
Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
Certain statements in this document constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). All statements other than statements of historical fact included in this Annual Report, including statements regarding the Company's future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "predict," "believe" and similar words, expressions and variations of these words and expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to known and unknown risks, uncertainties, assumptions, and other important factors that could significantly impact results or achievements expressed or implied by such forward-looking statements. Such factors, risks, uncertainties and assumptions include, but are not limited to: competitive and general economic conditions, including disruptions from government mandates, both domestically and internationally, as well as supplier constraints and other supply disruptions; changes in customer demands; technological changes in our operations or in our industry; dependence on customers’ required delivery schedules; risks related to fluctuations in the Company’s operating results from quarter to quarter; risks related to international operations, including foreign currency fluctuations; changes in the legal and regulatory environment; changes in raw materials and commodity costs; acts of terrorism, war, governmental action, natural disasters and other Force Majeure events. The cautionary statements made pursuant to the Reform Act herein and elsewhere by us should not be construed as exhaustive. We cannot always predict what factors would cause actual results to differ materially from those indicated by the forward-looking statements. Over time, our actual results, performance, or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and harmful to our stockholders' interest. Many important factors that could cause such differences are described under the caption "Risk Factors" in Item 1A in the Company's 2023 Annual Report on Form 10-K, which you should review carefully. These forward-looking statements speak only as of the date of this document. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There are no material changes to the disclosures made on this matter in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2023.
Item 4.    Controls and Procedures
(a) Evaluation of disclosure controls and procedures
An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of July 31, 2023. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that, as of July 31, 2023, the Company's disclosure controls and procedures were adequate and effective and designed to ensure that all material information required to be filed in this quarterly report is made known to them by others within the Company and its subsidiaries.
(b) Changes in internal controls
There was no significant change in the Company's internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A.    Risk Factors
The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A of the Company's 2023 Annual Report on Form 10-K under the heading "Risk Factors," any one or more of which could, directly or indirectly, cause the Company's actual financial condition and operating results to vary materially from its past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company's business, financial condition, operating results and stock price. There have been no material changes to the Company's risk factors from those set forth in the Company's Annual Report on Form 10-K for the year ended April 30, 2023 as filed with the SEC on June 30, 2023.
Item 5. Other Information
On August 31, 2023, the Board of Directors of Kewaunee Scientific Corporation (the "Company") adopted a new share repurchase program to take effect starting September 1, 2023. The Board of Directors authorized the repurchase of up to 100,000 shares of the Company's common stock under the new program, which does not have a specified expiration date.
The timing and amount of any repurchases under this program will be determined by the Company's management at its discretion based upon its ongoing assessments of the capital needs of the business, the market price of the Company's common stock and general market conditions. Share repurchases under this program may be made through a variety of methods including open-market purchases, block trades, exchange transactions or any combination thereof. The program does not obligate the Company to acquire any particular amount of its common stock, and the share repurchase program may be suspended or discontinued at any time at the Company's discretion.
Item 6.    Exhibits

10.1	Kewaunee Scientific Corporation 2023 Omnibus Incentive Plan, as amended	(1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1) Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed with the Securities and Exchange Commission on August 25, 2023, and incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEWAUNEE SCIENTIFIC CORPORATION (Registrant)

Date: September 1, 2023	By	/s/ Donald T. Gardner III
Donald T. Gardner III
(As duly authorized officer and Vice President, Finance and Chief Financial Officer)