Form 10-Q
period 2023-10-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2023-12-08
CIK 55529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of December 5, 2023, the registrant had outstanding 2,901,671 shares of Common Stock.

KEWAUNEE SCIENTIFIC CORPORATION
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2023

i

Part 1. Financial Information
Item 1.    Condensed Consolidated Financial Statements

Kewaunee Scientific Corporation
Condensed Consolidated Statements of Operations
(Unaudited)
($ and shares in thousands, except per share amounts)

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022
Net sales	$50,436	$54,564	$100,275	$104,687
Cost of products sold	36,968	45,863	74,893	89,790
Gross profit	13,468	8,701	25,382	14,897
Operating expenses	8,359	7,946	16,465	14,538
Operating profit	5,109	755	8,917	359
Pension expense	(40)	(8)	(81)	(35)
Other income, net	148	79	223	546
Interest expense	(372)	(370)	(802)	(754)
Profit before income taxes	4,845	456	8,257	116
Income tax expense	2,015	570	2,912	949
Net earnings (loss)	2,830	(114)	5,345	(833)
Less: Net earnings attributable to the non-controlling interest	98	129	139	157
Net earnings (loss) attributable to Kewaunee Scientific Corporation	$2,732	$(243)	$5,206	$(990)

Net earnings (loss) per share attributable to Kewaunee Scientific Corporation stockholders
Basic	$0.94	$(0.09)	$1.81	$(0.35)
Diluted	$0.93	$(0.09)	$1.79	$(0.35)
Weighted average number of common shares outstanding
Basic	2,903	2,830	2,882	2,819
Diluted	2,931	2,830	2,908	2,819

See accompanying notes to Condensed Consolidated Financial Statements.

Kewaunee Scientific Corporation
Condensed Consolidated Statements of Comprehensive Earnings (Loss)
(Unaudited)
($ in thousands)

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022
Net earnings (loss)	$2,830	$(114)	$5,345	$(833)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(251)	(237)	(395)	(461)
Other comprehensive loss	(251)	(237)	(395)	(461)
Comprehensive earnings (loss), net of tax	2,579	(351)	4,950	(1,294)
Less: Comprehensive income attributable to the non-controlling interest	98	129	139	157
Comprehensive earnings (loss) attributable to Kewaunee Scientific Corporation	$2,481	$(480)	$4,811	$(1,451)

See accompanying notes to Condensed Consolidated Financial Statements.

Kewaunee Scientific Corporation
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
($ in thousands, except per share amounts)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Kewaunee Scientific Corporation Stockholders' Equity
Balance at April 30, 2023	$7,084	$5,059	$(53)	$28,761	$(3,442)	$37,409
Net earnings attributable to Kewaunee Scientific Corporation	—	—	—	2,474	—	2,474
Other comprehensive loss	—	—	—	—	(144)	(144)
Stock-based compensation	185	(494)	—	—	—	(309)
Balance at July 31, 2023	$7,269	$4,565	$(53)	$31,235	$(3,586)	$39,430
Net earnings attributable to Kewaunee Scientific Corporation	—	—	—	2,732	—	2,732
Other comprehensive loss	—	—	—	—	(251)	(251)
Stock-based compensation	—	241	—	—	—	241
Purchase of Treasury Stock, 2,423 shares	—	—	(44)	—	—	(44)
Balance at October 31, 2023	$7,269	$4,806	$(97)	$33,967	$(3,837)	$42,108

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Kewaunee Scientific Corporation Stockholders' Equity
Balance at April 30, 2022	$6,983	$4,483	$(53)	$28,023	$(3,742)	$35,694
Net loss attributable to Kewaunee Scientific Corporation	—	—	—	(747)	—	(747)
Other comprehensive loss	—	—	—	—	(224)	(224)
Stock-based compensation	97	(134)	—	—	—	(37)
Balance at July 31, 2022	$7,080	$4,349	$(53)	$27,276	$(3,966)	$34,686
Net loss attributable to Kewaunee Scientific Corporation	—	—	—	(243)	—	(243)
Other comprehensive loss	—	—	—	—	(237)	(237)
Stock-based compensation	4	192	—	—	—	196
Balance at October 31, 2022	$7,084	$4,541	$(53)	$27,033	$(4,203)	$34,402

See accompanying notes to Condensed Consolidated Financial Statements.

Kewaunee Scientific Corporation
Condensed Consolidated Balance Sheets
($ and shares in thousands, except per share amounts)

	October 31, 2023	April 30, 2023
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$13,722	$8,078
Restricted cash	7,989	5,737
Receivables, less allowance; $566; $476, on each respective date	42,600	46,081
Inventories	21,666	21,889
Prepaid expenses and other current assets	4,899	6,135
Total Current Assets	90,876	87,920
Property, plant and equipment, at cost	63,733	61,368
Accumulated depreciation	(45,899)	(44,966)
Net Property, Plant and Equipment	17,834	16,402
Right of use assets	8,393	9,170
Other assets	4,605	5,406
Total Assets	$121,708	$118,898

Liabilities and Stockholders' Equity
Current Liabilities:
Short-term borrowings	$5,855	$3,587
Current portion of financing liability	677	642
Current portion of financing lease liabilities	108	85
Current portion of operating lease liabilities	2,141	1,967
Accounts payable	19,172	23,599
Employee compensation and amounts withheld	5,010	4,304
Deferred revenue	4,919	4,097
Other accrued expenses	850	1,772
Total Current Liabilities	38,732	40,053
Long-term portion of financing liability	27,782	28,132
Long-term portion of financing lease liabilities	259	148
Long-term portion of operating lease liabilities	6,193	7,136
Accrued pension and deferred compensation costs	3,839	3,546
Deferred income taxes	1,051	943
Other non-current liabilities	438	455
Total Liabilities	78,294	80,413
Commitments and Contingencies
Stockholders' Equity:
Common stock, $2.50 par value, Authorized – 5,000 shares; Issued – 2,907 shares; 2,833 shares; – Outstanding – 2,902 shares; 2,830 shares, on each respective date	7,269	7,084
Additional paid-in-capital	4,806	5,059
Retained earnings	33,967	28,761
Accumulated other comprehensive loss	(3,837)	(3,442)
Common stock in treasury, at cost, 5 shares; 3 shares, on each respective date	(97)	(53)
Total Kewaunee Scientific Corporation Stockholders' Equity	42,108	37,409
Non-controlling interest	1,306	1,076
Total Stockholders' Equity	43,414	38,485
Total Liabilities and Stockholders' Equity	$121,708	$118,898

See accompanying notes to Condensed Consolidated Financial Statements.

Kewaunee Scientific Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)
($ in thousands)

	Six Months Ended October 31,
	2023	2022
Cash flows from operating activities:
Net earnings (loss)	$5,345	$(833)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	1,488	1,433
Bad debt provision	185	(8)
Stock-based compensation expense	424	368
Deferred income taxes	108	(22)
Change in assets and liabilities:
Receivables	3,296	(209)
Inventories	223	(706)
Accounts payable and other accrued expenses	(4,660)	(6,412)
Deferred revenue	822	7,869
Other, net	1,688	(2,066)
Net cash provided by (used in) operating activities	8,919	(586)
Cash flows from investing activities:
Capital expenditures	(2,919)	(919)
Net cash used in investing activities	(2,919)	(919)
Cash flows from financing activities:
Proceeds from short-term borrowings	79,116	4,431
Repayments on short-term borrowings	(76,847)	(6,019)
Proceeds from sale-leaseback financing transaction	—	13,456
Payments on sale-leaseback financing transaction	(316)	(282)
Proceeds from long-term lease obligations	202	—
Payments on long-term lease obligations	(67)	(61)
Net cash provided by financing activities	2,088	11,525
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(192)	(597)
Increase in cash, cash equivalents and restricted cash	7,896	9,423
Cash, cash equivalents and restricted cash, beginning of period	13,815	6,894
Cash, cash equivalents and restricted cash, end of period	$21,711	$16,317

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

B. Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less. During the six months ended October 31, 2023 and twelve months ended April 30, 2023, the Company had cash deposits in excess of FDIC insured limits. The Company has not experienced any losses from such deposits. Restricted cash includes bank deposits of subsidiaries used for performance guarantees against customer orders and domestic bank deposits used as collateral for an outstanding letter of credit.
The Company includes restricted cash along with the cash balance for presentation in the Condensed Consolidated Statements of Cash Flows. The reconciliation between the Condensed Consolidated Balance Sheet and the Condensed Consolidated Statement of Cash Flows is as follows:

	October 31, 2023	April 30, 2023
Cash and cash equivalents	$13,722	$8,078
Restricted cash	7,989	5,737
Total cash, cash equivalents and restricted cash	$21,711	$13,815

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

Disaggregated Revenue
A summary of net sales transferred to customers over time and at a point in time for the periods ended October 31, 2023 and October 31, 2022 is as follows (in thousands):

	Three Months Ended
	October 31, 2023			October 31, 2022
	Domestic	International	Total	Domestic	International	Total
Over Time	$32,769	$16,251	$49,020	$36,374	$16,573	$52,947
Point in Time	1,416	—	1,416	1,617	—	1,617
Total	$34,185	$16,251	$50,436	$37,991	$16,573	$54,564

	Six Months Ended
	October 31, 2023			October 31, 2022
	Domestic	International	Total	Domestic	International	Total
Over Time	$66,673	$30,670	$97,343	$71,727	$29,228	$100,955
Point in Time	2,932	—	2,932	3,732	—	3,732
Total	$69,605	$30,670	$100,275	$75,459	$29,228	$104,687
Contract Balances
The closing balances of contract assets included $13,015,000 in accounts receivable and $506,000 in other assets at October 31, 2023. The opening balance of contract assets arising from contracts with customers included $13,459,000 in accounts receivable and $1,191,000 in other assets at April 30, 2023. The closing and opening balances of contract liabilities included in deferred revenue arising from contracts with customers were $4,919,000 at October 31, 2023 and $4,097,000 at April 30, 2023. The timing of revenue recognition, billings and cash collections results in accounts receivable, unbilled receivables, and deferred revenue which are disclosed in the Condensed Consolidated Balance Sheets and in the Notes to the Condensed Consolidated Financial Statements. In general, the Company receives payments from customers based on a billing schedule established in its contracts. Unbilled receivables represent amounts earned which have not yet been billed in accordance with contractually stated billing terms and are included in receivables on the Condensed Consolidated Balance Sheets. Receivables are recorded when the right to consideration becomes unconditional and the Company has a right to invoice the customer. Deferred revenue relates to payments received in advance of performance under the contract. Deferred revenue is recognized as revenue as (or when) the Company performs under the contract. Approximately 100% of the contract liability balances at April 30, 2023 and October 31, 2023 are expected to be recognized as revenue during the respective succeeding 12 months.
D. Inventories
The Company measures inventory using the first-in, first-out method at the lower of cost or net realizable value. Inventories consisted of the following (in thousands):

	October 31, 2023	April 30, 2023
Finished products	$2,897	$3,412
Work in process	1,669	2,380
Raw materials	17,100	16,097
Total	$21,666	$21,889
The Company's International subsidiaries' inventories were $2,918,000 at October 31, 2023 and $2,740,000 at April 30, 2023 and are included in the above tables.

E. Fair Value of Financial Instruments
The Company's financial instruments consist primarily of cash and equivalents, mutual funds, short-term borrowings, and the cash surrender value of life insurance policies. The carrying value of these assets and liabilities approximates their fair value. The following tables summarize the Company's fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2023 and April 30, 2023 (in thousands):

	October 31, 2023
Financial Assets	Level 1	Level 2	Total
Trading securities held in non-qualified compensation plans (1)	$1,316	$—	$1,316
Cash surrender value of life insurance policies (1)	—	1,340	1,340
Total	$1,316	$1,340	$2,656
Financial Liabilities
Non-qualified compensation plans (2)	$—	$3,123	$3,123
Total	$—	$3,123	$3,123

	April 30, 2023
Financial Assets	Level 1	Level 2	Total
Trading securities held in non-qualified compensation plans (1)	$1,105	$—	$1,105
Cash surrender value of life insurance policies (1)	—	1,358	1,358
Total	$1,105	$1,358	$2,463
Financial Liabilities
Non-qualified compensation plans (2)	$—	$2,910	$2,910
Total	$—	$2,910	$2,910
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

F. Long-term Debt and Other Credit Arrangements
At April 30, 2023, advances of $3.5 million were outstanding under the Company's Revolving Credit Facility. Amounts available under the Revolving Credit Facility were $10.3 million at April 30, 2023. The borrowing rate under the Revolving Credit Facility was 9.02% as of April 30, 2023. The Company's International subsidiaries had a balance outstanding at April 30, 2023 of $39,000 in short-term borrowings related to overdraft protection and short-term loan arrangements. At April 30, 2023, the Company was in compliance with all of the financial covenants under its Revolving Credit Facility.
At October 31, 2023, advances of $5.0 million were outstanding under the Revolving Credit Facility, with remaining borrowing capacity under the Revolving Credit Facility of $7.4 million. The borrowing rate under the Revolving Credit Facility was 9.53% as of October 31, 2023. In addition, the Company's International subsidiaries have a balance outstanding of $855,000 in short-term borrowings related to overdraft protection and short-term loan arrangements at October 31, 2023. The Company was in compliance with all of the financial covenants under its Revolving Credit Facility as of October 31, 2023.

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
As of October 31, 2023, the carrying value of the financing liability was $28,459,000, net of $677,000 in debt issuance costs, of which $677,000 was classified as current on the Consolidated Balance Sheet with $27,782,000 classified as long-term. As of April 30, 2023, the carrying value of the financing liability was $28,774,000, net of $708,000 in debt issuance costs, of which $642,000 was classified as current on the Consolidated Balance Sheet with $28,132,000 classified as long-term. The monthly lease payments are split between a reduction of principal and interest expense using the effective interest rate method. Interest expense associated with the financing arrangement was $322,000 and $330,000 for the three months ended October 31, 2023 and October 31, 2022, respectively. Interest expense associated with the financing arrangement was $647,000 and $662,000 for the six months ended October 31, 2023 and October 31, 2022, respectively.
The Company will depreciate the building down to zero over the 20-year assumed economic life of the Property so that at the end of the lease term, the remaining carrying amount of the financing liability will equal the carrying amount of the land of $41,000.
Remaining future cash payments related to the financing liability as of October 31, 2023 are as follows:

($ in thousands)
Remainder of 2024	$967
2025	1,970
2026	2,009
2027	2,050
2028	2,090
Thereafter	33,867
Total Minimum Liability Payments	42,953
Imputed Interest	(14,494)
Total	$28,459

H. Leases
The Company recognizes lease assets and lease liabilities reflecting the rights and obligations created by operating type leases for real estate and equipment in both the U.S. and internationally and financing leases for vehicles and IT equipment in the U.S. At October 31, 2023 and April 30, 2023, right-of-use assets totaled $8,393,000 and $9,170,000, respectively. Operating cash paid to settle lease liabilities was $1,282,000 and $1,026,000 for the six months ended October 31, 2023 and October 31, 2022, respectively. The Company's leases have remaining lease terms of up to 8 years. In addition, some of the leases may include options to extend the leases for up to 5 years or options to terminate the leases within 1 year. Operating lease expenses were $847,000 and $1,714,000 for the three and six months ended October 31, 2023, inclusive of period cost for short-term leases, not included in lease liabilities, of $204,000 and $432,000. Operating lease expenses were $900,000 and $1,734,000 for the three and six months ended October 31, 2022, inclusive of period cost for short-term leases, not included in lease liabilities, of $398,000 and $708,000.
At October 31, 2023, the weighted average remaining lease term for the capitalized operating leases was 4.6 years and the weighted average discount rate was 5.1%. For the financing leases, the weighted average remaining lease term was 5.0 years and the weighted average discount rate was 8.5%. As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of those lease payments. The Company uses the implicit rate when readily determinable.

Future minimum lease payments under non-cancelable leases as of October 31, 2023 were as follows:

	Operating	Financing

Remainder of fiscal 2024	$1,294	$36
2025	2,286	131
2026	1,933	111
2027	1,654	40
2028	1,120	40
Thereafter	1,370	95
Total Minimum Lease Payments	9,657	453
Imputed Interest	(1,323)	(86)
Total	$8,334	$367
Subsequent to October 31, 2023, the Company entered into a new lease that has not yet commenced as of October 31, 2023 with future minimum lease payments in aggregate of $681,000 that are not yet reflected on the Condensed Consolidated Balance Sheet. This lease is expected to commence in the second quarter of fiscal year 2025 with a lease term of 3 years.
I. Stockholders' Equity

Common Stock
The Company is authorized to issue 5,000,000 shares of Common Stock, par value of $2.50 per share. Holders of the Company's Common Stock are entitled to one vote per share. As of October 31, 2023 and April 30, 2023, there were approximately 2,902,000 and 2,830,000 shares, respectively, of Common Stock issued and outstanding. The Company has not declared or paid any dividends with respect to its Common Stock during the three and six months ended October 31, 2023. The declaration and payment of any future dividends is at the discretion of the Board of Directors and will depend upon many factors, including the Company's earnings, capital requirements, investment and growth strategies, financial conditions, the terms of the Company's indebtedness, which contains provisions that could limit the payment of dividends in certain circumstances, and other factors that the Board of Directors may deem to be relevant.

Share Repurchase Program
On August 31, 2023, the Board of Directors of the Company adopted a share repurchase program with authorization to repurchase up to 100,000 shares. There is no expiration date and currently, management has no plans to terminate this program. For the three months ended October 31, 2023, the Company repurchased 2,423 shares of the Company's common stock for approximately $44,000, excluding other costs such as broker commissions and fees. As of October 31, 2023, the total remaining purchase authorization was 97,577 shares.
J. Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the assumed exercise of outstanding options and the conversion of restricted stock units ("RSUs") under the Company's various stock compensation plans, except when RSUs and options have an antidilutive effect. There were 19,200 and 94,930 antidilutive RSUs and options outstanding at October 31, 2023 and October 31, 2022, respectively. The following is a reconciliation of basic to diluted weighted average common shares outstanding (in thousands):

	Three Months Ended		Six Months Ended
	October 31, 2023	October 31, 2022	October 31, 2023	October 31, 2022
Basic	2,903	2,830	2,882	2,819
Dilutive effect of stock options and RSUs	28	—	26	—
Weighted average common shares outstanding - diluted	2,931	2,830	2,908	2,819
K. Stock Options and Stock-based Compensation
The Company recognizes compensation costs related to stock options and other stock awards granted by the Company as operating expenses over their vesting period.

In June 2023, the Company granted 87,220 RSUs under the 2017 Omnibus Incentive Plan ("2017 Plan"). These RSUs include both a service and a performance component, vesting over a three-year period. The recognized expense is based upon the vesting period for service criteria and estimated attainment of the performance criteria at the end of the three-year period, based on the ratio of cumulative days of service to total days over the three-year period. The Company recorded stock-based compensation expense under the 2017 Plan of $241,000 and $414,000 during the three and six months ended October 31, 2023 with the remaining estimated stock-based compensation expense of $1,791,000 to be recorded over the remaining vesting periods. The Company recorded stock-based compensation expense under the 2017 Plan of $196,000 and $327,000 during the three and six months ended October 31, 2022.
In August 2023, the stockholders approved the 2023 Omnibus Incentive Plan ("2023 Plan"), which enables the Company to grant equity-based awards, with potential recipients including directors, consultants, and employees. This plan replaces the 2017 Plan. No new awards will be granted under the prior plans. All outstanding options granted under the prior plans remain subject to, and will be settled upon exercise under, the prior plans. At the date of approval of the 2023 Plan, there were 64,633 shares available for issuance under the prior plan. These shares and any outstanding awards that subsequently cease to be subject to such awards are available under the 2023 Plan. The 2023 Plan also increased the total number of shares reserved for issuance under the Company's equity compensation plans by 310,000, for a total of 374,633 shares reserved for issuance under the 2023 Plan. The Company did not issue any RSUs under the 2023 Plan during the three months ended October 31, 2023.
Directors' fees paid with shares of common stock in lieu of cash in accordance with Director compensation guidelines were $10,000 and $41,000 for the six month periods ended October 31, 2023 and October 31, 2022, respectively, and were also included in the stock-based compensation on the Condensed Consolidated Statements of Cash Flows.

L. Income Taxes
Income tax expense of $2,015,000 and $2,912,000 was recorded for the three and six months ended October 31, 2023, respectively. Income tax expense of $570,000 and $949,000 was recorded for the three and six months ended October 31, 2022, respectively. The effective tax rate was 41.6% and 35.3% for the three and six months ended October 31, 2023, respectively. The effective tax rate for the current three and six month periods reflects the impact of foreign operations which are taxed at different rates than the U.S. tax rate of 21%, combined with expected current year tax expense for the Company's domestic operations and estimated increases in the domestic valuation allowance required for the fiscal year. In addition, the income tax expense recorded for the three and six months ended October 31, 2023 was unfavorably impacted by additional foreign tax expense of $534,000 related to India tax matters. This one-time expense is related to management's decision to discontinue management fees, citing challenges associated with the Indian tax authority and cost benefit analysis. The effective tax rate was 125.0% and 818.1% for the three and six months ended October 31, 2022, respectively. The prior year effective tax rate was influenced by foreign operations taxed at varying rates, as well as the inclusion of a valuation allowance against deferred tax assets, which led to the nullification of any U.S. income tax benefit for pre-tax losses incurred in the corresponding periods.
In August 2019, the Company revoked its indefinite reinvestment of foreign unremitted earnings position in compliance with ASC 740 "Income Taxes" and terminated its indefinite reinvestment of unremitted earnings assertion for the Singapore and Kewaunee Labway India Pvt. Ltd. international subsidiaries. The Company has a deferred tax liability of $1,421,000 and $1,318,000 for the withholding tax related to Kewaunee Labway India Pvt. Ltd. as of October 31, 2023 and April 30, 2023, respectively.
M. Defined Benefit Pension Plans
The Company has non-contributory defined benefit pension plans covering substantially all domestic salaried and hourly employees. These plans were amended as of April 30, 2005; no further benefits have been, or will be, earned under the plans, subsequent to the amendment date, and no additional participants will be added to the plans. There were no Company contributions paid to the plans for the three and six months ended October 31, 2023 and October 31, 2022. The Company assumed an expected long-term rate of return of 7.75% for the periods ended October 31, 2023 and October 31, 2022.

Pension expense consisted of the following (in thousands):

	Three Months Ended
	October 31, 2023	October 31, 2022
Service cost	$—	$—
Interest cost	223	100
Expected return on plan assets	(328)	(166)
Recognition of net loss	145	74
Net periodic pension expense	$40	$8

	Six Months Ended
	October 31, 2023	October 31, 2022
Service cost	$—	$—
Interest cost	447	422
Expected return on plan assets	(656)	(701)
Recognition of net loss	290	314
Net periodic pension expense	$81	$35
N. Segment Information
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
The following tables provide financial information by business segment and unallocated corporate expenses for the periods ended October 31, 2023 and 2022 (in thousands):

	Domestic Operations	International Operations	Corporate / Eliminations	Total
Three Months Ended October 31, 2023
Revenues from external customers	$34,185	$16,251	$—	$50,436
Intersegment revenues	374	1,155	(1,529)	—
Earnings (loss) before income taxes	4,287	1,801	(1,243)	4,845

Three Months Ended October 31, 2022
Revenues from external customers	$37,991	$16,573	$—	$54,564
Intersegment revenues	650	3,335	(3,985)	—
Earnings (loss) before income taxes	491	1,856	(1,891)	456

	Domestic Operations	International Operations	Corporate / Eliminations	Total
Six Months Ended October 31, 2023
Revenues from external customers	$69,605	$30,670	$—	$100,275
Intersegment revenues	425	1,816	(2,241)	—
Earnings (loss) before income taxes	7,910	2,594	(2,247)	8,257

Six Months Ended October 31, 2022
Revenues from external customers	$75,459	$29,228	$—	$104,687
Intersegment revenues	1,446	4,956	(6,402)	—
Earnings (loss) before income taxes	589	2,950	(3,423)	116

O. New Accounting Standards
In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments," which replaces the current incurred loss method used for determining credit losses on financial assets, including trade receivables, with an expected credit loss method. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company adopted this standard effective May 1, 2023. The adoption of this standard did not have a significant impact on the Company's consolidated financial position or results of operations.
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The Company's 2023 Annual Report to Stockholders on Form 10-K contains management's discussion and analysis of the Company's financial condition and results of operations as of and for the fiscal year ended April 30, 2023. The following discussion and analysis describes material changes in the Company's financial condition since April 30, 2023. The analysis of results of operations compares the three and six months ended October 31, 2023 with the comparable periods of the prior year.
Results of Operations
Sales for the quarter were $50,436,000, a decrease from sales of $54,564,000 in the comparable period of the prior year. Domestic sales for the quarter were $34,185,000, down 10.0% from sales of $37,991,000 in the comparable period of the prior year. The decrease in Domestic sales was predominantly related to the reduction of installation revenue related to the Company's decision to no longer sell directly to end users, which typically included installation services. International sales for the quarter were $16,251,000, relatively flat when compared to sales of $16,573,000 in the comparable period of the prior year.
Sales for the six months ended October 31, 2023 were $100,275,000, a decrease from sales of $104,687,000 in the comparable period of the prior year. Domestic sales for the period were $69,605,000, down 7.8% from sales of $75,459,000 in the comparable period of the prior year. The decrease in Domestic sales was predominantly related to the reduction of installation revenue related to the Company's decision to no longer sell directly to end users, which typically included installation services. International sales for the period were $30,670,000, up 4.9% from sales of $29,228,000 in the comparable period of the prior year. International sales increased when compared to the prior year period due to the delivery of several large projects that were booked in the prior fiscal year.
The Company's order backlog was $146.3 million at October 31, 2023, as compared to $157.8 million at October 31, 2022, and $147.9 million at April 30, 2023.
The gross profit margin for the three months ended October 31, 2023 was 26.7% of sales, as compared to 15.9% of sales in the comparable quarter of the prior year. The gross profit margin for the six months ended October 31, 2023 was 25.3% of sales, as compared to 14.2% of sales in the comparable prior year period. The increase in gross profit margin percentage for the three and six months ended October 31, 2023 is primarily being generated from Domestic operations. Specifically, the increase is primarily driven by improved manufacturing productivity, cost containment actions, and the pricing of new orders in response to higher raw material input costs when compared to the prior year periods.
Operating expenses for the three months ended October 31, 2023 were $8,359,000, or 16.6% of sales, as compared to $7,946,000, or 14.6% of sales, in the comparable period of the prior year. Operating expenses for the six months ended October 31, 2023 were $16,465,000, or 16.4% of sales, as compared to $14,538,000, or 13.9% of sales, in the comparable period of the prior year. The increase in operating expenses for the three months ended October 31, 2023 was primarily due to increases in SG&A wages, benefits, incentive and stock based compensation of $635,000 and increases in international operating expenses of $317,000, partially offset by decreases in consulting and professional fees of $324,000 and other taxes and fees of $163,000. The increase in operating expenses for the six months ended October 31, 2023 was primarily due to increases in SG&A wages, benefits, incentive and stock-based compensation of $1,458,000, bad debt expense of $193,000, and increases in international operating expenses of $486,000, partially offset by decreases in consulting and professional fees of $371,000 and other taxes and fees of $82,000.
Interest expense, net was $372,000 and $802,000 for the three and six months ended October 31, 2023, respectively, as compared to $370,000 and $754,000, respectively, for the comparable periods of the prior year. The changes in interest expense were due to changes in the levels of bank borrowings and interest rates.
The effective income tax rate for the three and six months ended October 31, 2023 was 41.6% and 35.3%, respectively, as compared to 125.0% and 818.1% for the three and six months ended October 31, 2022, respectively. Income tax expense of $2,015,000 and $570,000 was recorded for the three months ended October 31, 2023 and 2022, respectively. Income tax expense of $2,912,000 and $949,000 was recorded for the six months ended October 31, 2023 and 2022, respectively. The effective tax rate for the three and six months ended October 31, 2023 reflects the impact of foreign operations which are taxed at different rates than the U.S. tax rate of 21%, combined with expected current year tax expense for the Company's domestic operations and estimated increases in the domestic valuation allowance required for the fiscal year. In addition, the income tax expense recorded for the three and six months ended October 31, 2023 was unfavorably impacted by additional foreign tax expense of $534,000 related to India tax matters. This one-time expense is related to management's decision to discontinue management fees, citing challenges associated with the Indian tax authority and cost benefit analysis. The effective rate for the three and six months ended October 31, 2022 was influenced by foreign operations taxed at varying rates, as well as the inclusion of a valuation allowance against deferred tax assets, which led to the nullification of any U.S. income tax benefit for pre-tax losses incurred in the corresponding periods. See Note L, Income Taxes, of the Notes to Condensed Consolidated Financial Statements for additional information.
Non-controlling interests related to the Company's subsidiaries not 100% owned by the Company decreased net earnings by $98,000 and $139,000 for the three and six months ended October 31, 2023, respectively, as compared to $129,000 and $157,000, respectively, for the comparable periods of the prior year. The change in the net earnings attributable to the non-controlling interest in the current period was due to changes in earnings (losses) of the subsidiaries in the related period.
Net earnings was $2,732,000, or $0.93 per diluted share, for the three months ended October 31, 2023, compared to a net loss of $243,000, or $(0.09) per diluted share, in the prior year period. Net earnings was $5,206,000, or $1.79 per diluted share, for the six months ended October 31, 2023, as compared to a net loss of $990,000, or $(0.35) per diluted share, in the prior year period.
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
The Company had working capital of $52,144,000 at October 31, 2023, compared to $47,867,000 at April 30, 2023. The ratio of current assets to current liabilities was 2.3-to-1.0 at October 31, 2023, compared to 2.2-to-1.0 at April 30, 2023.
The Company provided cash of $8,919,000 during the six months ended October 31, 2023, primarily from operations and decreases in accounts receivable of $3.3 million and increases in deferred revenue of $822,000, partially offset by increases in accounts payable and other accrued expenses of $4.7 million. During the six months ended October 31, 2023, the Company used net cash of $2,919,000 in investing activities, all of which was used for capital expenditures. The Company's financing activities provided cash of $2,088,000 during the six months ended October 31, 2023, primarily from a net increase in borrowings under the Revolving Credit Facility.
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
The Company is operating more efficiently than in the past due to its ability to focus solely on supporting its dealers and distribution channel partners domestically while continuing to provide turnkey solutions in the international markets it serves. The improved focus of the organization, combined with a strong global management team, a healthy backlog, improved manufacturing capabilities, and end-use markets that continue to prioritize investment in projects that require the products Kewaunee designs and manufactures, positions the Company well.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
Certain statements in this document constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). All statements other than statements of historical fact included in this Annual Report, including statements regarding the Company's future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "predict," "believe" and similar words, expressions and variations of these words and expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to known and unknown risks, uncertainties, assumptions, and other important factors that could significantly impact results or achievements expressed or implied by such forward-looking statements. Such factors, risks, uncertainties and assumptions include, but are not limited to: competitive and general economic conditions, including disruptions from government mandates, both domestically and internationally, as well as supplier constraints and other supply disruptions; changes in customer demands; technological changes in our operations or in our industry; dependence on customers’ required delivery schedules; risks related to fluctuations in the Company’s operating results from quarter to quarter; risks related to international operations, including foreign currency fluctuations; changes in the legal and regulatory environment; changes in raw materials and commodity costs; acts of terrorism, war, governmental action, natural disasters and other Force Majeure events. The cautionary statements made pursuant to the Reform Act herein and elsewhere by us should not be construed as exhaustive. We cannot always predict what factors would cause actual results to differ materially from those indicated by the forward-looking statements. Over time, our actual results, performance, or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and harmful to our stockholders' interest. Many important factors that could cause such differences are described under the caption "Risk Factors" in Item 1A in the Company's 2023 Annual Report on Form 10-K and in Item 1A of Part II in this Quarterly Report on Form 10-Q, which you should review carefully. These forward-looking statements speak only as of the date of this document. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There are no material changes to the disclosures made on this matter in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2023.
Item 4.    Controls and Procedures
(a) Evaluation of disclosure controls and procedures
An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 31, 2023. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that, as of October 31, 2023, the Company's disclosure controls and procedures were adequate and effective and designed to ensure that all material information required to be filed in this quarterly report is made known to them by others within the Company and its subsidiaries.
(b) Changes in internal controls
There was no significant change in the Company's internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A.    Risk Factors
The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A of the Company's 2023 Annual Report on Form 10-K under the heading "Risk Factors," any one or more of which could, directly or indirectly, cause the Company's actual financial condition and operating results to vary materially from its past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company's business, financial condition, operating results and stock price. There have been no material changes to the Company's risk factors from those set forth in the Company's Annual Report on Form 10-K for the year ended April 30, 2023 as filed with the SEC on June 30, 2023 beyond those set forth below.
We cannot guarantee that our share repurchase program will enhance long-term stockholder value, or that it will successfully mitigate the dilutive effect of employee equity awards.
While our Board of Directors authorized a share repurchase program that does not have an expiration date, the program does not obligate us to acquire any particular amount of Common Stock and it may be terminated at any time. We cannot guarantee that the program will be fully consummated, that it will enhance long-term stockholder value, or that it will successfully mitigate the dilutive effect of employee equity awards. Any repurchases will reduce the amount of cash we have available to fund working capital, capital expenditures, strategic acquisitions or business opportunities, and other general corporate requirements. In addition, the program could affect the trading price of our Common Stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our Common Stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities
The following table summarizes share repurchase activity for the three months ended October 31, 2023:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
August 1 - 31	N/A	N/A	N/A	N/A
September 1 - 30	—	$—	—	100,000
October 1 - 31	2,423	$18.00	2,423	97,577
	2,423		2,423

(1)On August 31, 2023, the Board of Directors of Kewaunee Scientific Corporation (the "Company") adopted a share repurchase program with authorization to repurchase up to 100,000 shares of our Company's common stock, which commenced on September 1, 2023 and has no expiration date. The share repurchase program is designed to help offset the impact of future share dilution from employee stock issuances. The timing and amount of any repurchases under this program will be determined by the Company's management at its discretion based upon its ongoing assessments of the capital needs of the business, the market price of the Company's common stock and general market conditions. Share repurchases under this program may be made through a variety of methods including open-market purchases, block trades, exchange transactions or any combination thereof. The program does not obligate the Company to acquire any particular amount of its common stock, and the share repurchase program may be suspended or discontinued at any time at the Company's discretion.
(2)Excludes other costs such as broker commissions and fees.

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

KEWAUNEE SCIENTIFIC CORPORATION (Registrant)

Date: December 8, 2023	By	/s/ Donald T. Gardner III
Donald T. Gardner III
(As duly authorized officer and Vice President, Finance and Chief Financial Officer)