Form 10-Q
period 2024-01-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2024-03-08
CIK 55529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 5, 2024, the registrant had outstanding 2,875,104 shares of Common Stock.

KEWAUNEE SCIENTIFIC CORPORATION
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2024

i

Part 1. Financial Information
Item 1.    Condensed Consolidated Financial Statements

Kewaunee Scientific Corporation
Condensed Consolidated Statements of Operations
(Unaudited)
($ and shares in thousands, except per share amounts)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023
Net sales	$46,778	$60,821	$147,053	$165,508
Cost of products sold	34,749	50,491	109,642	140,281
Gross profit	12,029	10,330	37,411	25,227
Operating expenses	8,223	8,026	24,688	22,564
Operating profit	3,806	2,304	12,723	2,663
Pension expense	(41)	(18)	(122)	(53)
Other income, net	161	210	384	756
Interest expense	(411)	(436)	(1,213)	(1,190)
Profit before income taxes	3,515	2,060	11,772	2,176
Income tax expense	982	962	3,894	1,911
Net earnings	2,533	1,098	7,878	265
Less: Net earnings attributable to the non-controlling interest	12	375	151	532
Net earnings (loss) attributable to Kewaunee Scientific Corporation	$2,521	$723	$7,727	$(267)

Net earnings (loss) per share attributable to Kewaunee Scientific Corporation stockholders
Basic	$0.87	$0.26	$2.68	$(0.09)
Diluted	$0.85	$0.25	$2.64	$(0.09)
Weighted average number of common shares outstanding
Basic	2,893	2,830	2,885	2,822
Diluted	2,965	2,911	2,927	2,822

See accompanying notes to Condensed Consolidated Financial Statements.

Kewaunee Scientific Corporation
Condensed Consolidated Statements of Comprehensive Earnings (Loss)
(Unaudited)
($ in thousands)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023
Net earnings	$2,533	$1,098	$7,878	$265
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(40)	(106)	(435)	(567)
Other comprehensive loss	(40)	(106)	(435)	(567)
Comprehensive earnings (loss), net of tax	2,493	992	7,443	(302)
Less: Comprehensive income attributable to the non-controlling interest	12	375	151	532
Comprehensive earnings (loss) attributable to Kewaunee Scientific Corporation	$2,481	$617	$7,292	$(834)

See accompanying notes to Condensed Consolidated Financial Statements.

Kewaunee Scientific Corporation
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
($ in thousands, except per share amounts)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Kewaunee Scientific Corporation Stockholders' Equity
Balance at April 30, 2023	$7,084	$5,059	$(53)	$28,761	$(3,442)	$37,409
Net earnings attributable to Kewaunee Scientific Corporation	—	—	—	2,474	—	2,474
Other comprehensive loss	—	—	—	—	(144)	(144)
Stock-based compensation	185	(494)	—	—	—	(309)
Balance at July 31, 2023	$7,269	$4,565	$(53)	$31,235	$(3,586)	$39,430
Net earnings attributable to Kewaunee Scientific Corporation	—	—	—	2,732	—	2,732
Other comprehensive loss	—	—	—	—	(251)	(251)
Stock-based compensation	—	241	—	—	—	241
Purchase of Treasury Stock, 2,423 shares	—	—	(44)	—	—	(44)
Balance at October 31, 2023	$7,269	$4,806	$(97)	$33,967	$(3,837)	$42,108
Net earnings attributable to Kewaunee Scientific Corporation	—	—	—	2,521	—	2,521
Other comprehensive loss	—	—	—	—	(40)	(40)
Stock-based compensation	1	240	—	—	—	241
Purchase of Treasury Stock, 27,033 shares	—	—	(747)	—	—	(747)
Balance at January 31, 2024	$7,270	$5,046	$(844)	$36,488	$(3,877)	$44,083

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Kewaunee Scientific Corporation Stockholders' Equity
Balance at April 30, 2022	$6,983	$4,483	$(53)	$28,023	$(3,742)	$35,694
Net loss attributable to Kewaunee Scientific Corporation	—	—	—	(747)	—	(747)
Other comprehensive loss	—	—	—	—	(224)	(224)
Stock-based compensation	97	(134)	—	—	—	(37)
Balance at July 31, 2022	$7,080	$4,349	$(53)	$27,276	$(3,966)	$34,686
Net loss attributable to Kewaunee Scientific Corporation	—	—	—	(243)	—	(243)
Other comprehensive loss	—	—	—	—	(237)	(237)
Stock-based compensation	4	192	—	—	—	196
Balance at October 31, 2022	$7,084	$4,541	$(53)	$27,033	$(4,203)	$34,402
Net earnings attributable to Kewaunee Scientific Corporation	—	—	—	723	—	723
Other comprehensive income	—	—	—	—	(106)	(106)
Stock-based compensation	—	332	—	—	—	332
Balance at January 31, 2023	$7,084	$4,873	$(53)	$27,756	$(4,309)	$35,351
See accompanying notes to Condensed Consolidated Financial Statements.

Kewaunee Scientific Corporation
Condensed Consolidated Balance Sheets
($ and shares in thousands, except per share amounts)

	January 31, 2024	April 30, 2023
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$21,312	$8,078
Restricted cash	5,800	5,737
Receivables, less allowance; $589; $476, on each respective date	41,109	46,081
Inventories	21,845	21,889
Prepaid expenses and other current assets	6,090	6,135
Total Current Assets	96,156	87,920
Property, plant and equipment, at cost	64,208	61,368
Accumulated depreciation	(46,716)	(44,966)
Net Property, Plant and Equipment	17,492	16,402
Right of use assets	7,827	9,170
Other assets	4,830	5,406
Total Assets	$126,305	$118,898

Liabilities and Stockholders' Equity
Current Liabilities:
Short-term borrowings	$3,184	$3,587
Current portion of financing liability	695	642
Current portion of financing lease liabilities	110	85
Current portion of operating lease liabilities	2,056	1,967
Accounts payable	19,083	23,599
Employee compensation and amounts withheld	5,766	4,304
Deferred revenue	10,248	4,097
Other accrued expenses	1,000	1,772
Total Current Liabilities	42,142	40,053
Long-term portion of financing liability	27,603	28,132
Long-term portion of financing lease liabilities	247	148
Long-term portion of operating lease liabilities	5,741	7,136
Accrued pension and deferred compensation costs	3,655	3,546
Deferred income taxes	1,134	943
Other non-current liabilities	441	455
Total Liabilities	80,963	80,413
Commitments and Contingencies
Stockholders' Equity:
Common stock, $2.50 par value, Authorized – 5,000 shares; Issued – 2,908 shares; 2,833 shares; – Outstanding – 2,875 shares; 2,830 shares, on each respective date	7,270	7,084
Additional paid-in-capital	5,046	5,059
Retained earnings	36,488	28,761
Accumulated other comprehensive loss	(3,877)	(3,442)
Common stock in treasury, at cost, 33 shares; 3 shares, on each respective date	(844)	(53)
Total Kewaunee Scientific Corporation Stockholders' Equity	44,083	37,409
Non-controlling interest	1,259	1,076
Total Stockholders' Equity	45,342	38,485
Total Liabilities and Stockholders' Equity	$126,305	$118,898

See accompanying notes to Condensed Consolidated Financial Statements.

Kewaunee Scientific Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)
($ in thousands)

	Nine Months Ended January 31,
	2024	2023
Cash flows from operating activities:
Net earnings	$7,878	$265
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	2,305	2,142
Bad debt provision	227	79
Stock-based compensation expense	665	699
Deferred income taxes	191	368
Change in assets and liabilities:
Receivables	4,745	(2,813)
Inventories	44	2,384
Accounts payable and other accrued expenses	(3,842)	(4,534)
Deferred revenue	6,151	1,533
Other, net	55	(3,670)
Net cash provided by (used in) operating activities	18,419	(3,547)
Cash flows from investing activities:
Capital expenditures	(3,394)	(1,562)
Net cash used in investing activities	(3,394)	(1,562)
Cash flows from financing activities:
Proceeds from short-term borrowings	112,316	27,742
Repayments on short-term borrowings	(112,718)	(23,577)
Proceeds from sale-leaseback financing transaction	—	13,473
Payments on sale-leaseback financing transaction	(476)	(426)
Proceeds from long-term lease obligations	202	—
Payments on long-term lease obligations	(78)	(123)
Purchase of treasury stock	(791)	—
Net cash (used in) provided by financing activities	(1,545)	17,089
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(183)	(458)
Increase in cash, cash equivalents and restricted cash	13,297	11,522
Cash, cash equivalents and restricted cash, beginning of period	13,815	6,894
Cash, cash equivalents and restricted cash, end of period	$27,112	$18,416

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

B. Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less. During the nine months ended January 31, 2024 and twelve months ended April 30, 2023, the Company had cash deposits in excess of FDIC insured limits. The Company has not experienced any losses from such deposits. Restricted cash includes bank deposits of subsidiaries used for performance guarantees against customer orders and domestic bank deposits used as collateral for an outstanding letter of credit.
The Company includes restricted cash along with the cash balance for presentation in the Condensed Consolidated Statements of Cash Flows. The reconciliation between the Condensed Consolidated Balance Sheet and the Condensed Consolidated Statement of Cash Flows is as follows:

	January 31, 2024	April 30, 2023
Cash and cash equivalents	$21,312	$8,078
Restricted cash	5,800	5,737
Total cash, cash equivalents and restricted cash	$27,112	$13,815

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

Disaggregated Revenue
A summary of net sales transferred to customers over time and at a point in time for the periods ended January 31, 2024 and January 31, 2023 is as follows (in thousands):

	Three Months Ended
	January 31, 2024			January 31, 2023
	Domestic	International	Total	Domestic	International	Total
Over Time	$30,207	$15,004	$45,211	$35,373	$24,687	$60,060
Point in Time	1,567	—	1,567	761	—	761
Total	$31,774	$15,004	$46,778	$36,134	$24,687	$60,821

	Nine Months Ended
	January 31, 2024			January 31, 2023
	Domestic	International	Total	Domestic	International	Total
Over Time	$96,880	$45,674	$142,554	$107,100	$53,915	$161,015
Point in Time	4,499	—	4,499	4,493	—	4,493
Total	$101,379	$45,674	$147,053	$111,593	$53,915	$165,508

Contract Balances
The closing balances of contract assets included $10,466,000 in accounts receivable and $506,000 in other assets at January 31, 2024. The opening balance of contract assets arising from contracts with customers included $13,459,000 in accounts receivable and $1,191,000 in other assets at April 30, 2023. The closing and opening balances of contract liabilities included in deferred revenue arising from contracts with customers were $10,248,000 at January 31, 2024 and $4,097,000 at April 30, 2023. The timing of revenue recognition, billings and cash collections results in accounts receivable, unbilled receivables, and deferred revenue which are disclosed in the Condensed Consolidated Balance Sheets and in the Notes to the Condensed Consolidated Financial Statements. In general, the Company receives payments from customers based on a billing schedule established in its contracts. Unbilled receivables represent amounts earned which have not yet been billed in accordance with contractually stated billing terms and are included in receivables on the Condensed Consolidated Balance Sheets. Receivables are recorded when the right to consideration becomes unconditional and the Company has a right to invoice the customer. Deferred revenue relates to payments received in advance of performance under the contract. Deferred revenue is recognized as revenue as (or when) the Company performs under the contract. Approximately 100% of the contract liability balances at April 30, 2023 and January 31, 2024 are expected to be recognized as revenue during the respective succeeding 12 months.
D. Inventories
The Company measures inventory using the first-in, first-out method at the lower of cost or net realizable value. Inventories consisted of the following (in thousands):

	January 31, 2024	April 30, 2023
Finished products	$2,491	$3,412
Work in process	1,608	2,380
Raw materials	17,746	16,097
Total	$21,845	$21,889
The Company's International subsidiaries' inventories were $2,869,000 at January 31, 2024 and $2,740,000 at April 30, 2023 and are included in the above tables.

E. Fair Value of Financial Instruments
The Company's financial instruments consist primarily of cash and equivalents, mutual funds, short-term borrowings, and the cash surrender value of life insurance policies. The carrying value of these assets and liabilities approximates their fair value. The following tables summarize the Company's fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of January 31, 2024 and April 30, 2023 (in thousands):

	January 31, 2024
Financial Assets	Level 1	Level 2	Total
Trading securities held in non-qualified compensation plans (1)	$1,323	$—	$1,323
Cash surrender value of life insurance policies (1)	—	976	976
Total	$1,323	$976	$2,299
Financial Liabilities
Non-qualified compensation plans (2)	$—	$2,898	$2,898
Total	$—	$2,898	$2,898

	April 30, 2023
Financial Assets	Level 1	Level 2	Total
Trading securities held in non-qualified compensation plans (1)	$1,105	$—	$1,105
Cash surrender value of life insurance policies (1)	—	1,358	1,358
Total	$1,105	$1,358	$2,463
Financial Liabilities
Non-qualified compensation plans (2)	$—	$2,910	$2,910
Total	$—	$2,910	$2,910
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
At January 31, 2024, advances of $3.0 million were outstanding under the Revolving Credit Facility, with remaining borrowing capacity under the Revolving Credit Facility of $9.3 million. The borrowing rate under the Revolving Credit Facility was 9.57% as of January 31, 2024. In addition, the Company's International subsidiaries had a balance outstanding of $184,000 in short-term borrowings related to overdraft protection and short-term loan arrangements at January 31, 2024. The Company was in compliance with all of the financial covenants under its Revolving Credit Facility as of January 31, 2024.

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
As of January 31, 2024, the carrying value of the financing liability was $28,298,000, net of $663,000 in debt issuance costs, of which $695,000 was classified as current on the Consolidated Balance Sheet with $27,603,000 classified as long-term. As of April 30, 2023, the carrying value of the financing liability was $28,774,000, net of $708,000 in debt issuance costs, of which $642,000 was classified as current on the Consolidated Balance Sheet with $28,132,000 classified as long-term. The monthly lease payments are split between a reduction of principal and interest expense using the effective interest rate method. Interest expense associated with the financing arrangement was $321,000 and $329,000 for the three months ended January 31, 2024 and January 31, 2023, respectively. Interest expense associated with the financing arrangement was $968,000 and $990,000 for the nine months ended January 31, 2024 and January 31, 2023, respectively.
The Company will depreciate the building down to zero over the 20-year assumed economic life of the Property so that at the end of the lease term, the remaining carrying amount of the financing liability will equal the carrying amount of the land of $41,000.
Remaining future cash payments related to the financing liability as of January 31, 2024 are as follows:

($ in thousands)
Remainder of 2024	$485
2025	1,970
2026	2,009
2027	2,050
2028	2,090
Thereafter	33,867
Total Minimum Liability Payments	42,471
Imputed Interest	(14,173)
Total	$28,298

H. Leases
The Company recognizes lease assets and lease liabilities reflecting the rights and obligations created by operating type leases for real estate and equipment in both the U.S. and internationally and financing leases for vehicles and IT equipment in the U.S. At January 31, 2024 and April 30, 2023, right-of-use assets totaled $7,827,000 and $9,170,000, respectively. Operating cash paid to settle lease liabilities was $1,930,000 and $1,652,000 for the nine months ended January 31, 2024 and January 31, 2023, respectively. The Company's leases have remaining lease terms of up to 8 years. In addition, some of the leases may include options to extend the leases for up to 5 years or options to terminate the leases within 1 year. Operating lease expenses were $862,000 and $2,576,000 for the three and nine months ended January 31, 2024, inclusive of period cost for short-term leases, not included in lease liabilities, of $214,000 and $646,000. Operating lease expenses were $825,000 and $2,528,000 for the three and nine months ended January 31, 2023, inclusive of period cost for short-term leases, not included in lease liabilities, of $199,000 and $876,000.
At January 31, 2024, the weighted average remaining lease term for the capitalized operating leases was 4.5 years and the weighted average discount rate was 5.1%. For the financing leases, the weighted average remaining lease term was 4.7 years and the weighted average discount rate was 8.3%. As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of those lease payments. The Company uses the implicit rate when readily determinable.

Future minimum lease payments under non-cancelable leases as of January 31, 2024 were as follows:

	Operating	Financing

Remainder of fiscal 2024	$648	$18
2025	2,288	131
2026	1,934	112
2027	1,656	40
2028	1,121	40
Thereafter	1,371	95
Total Minimum Lease Payments	9,018	436
Imputed Interest	(1,221)	(79)
Total	$7,797	$357
In November 2023, the Company entered into a new lease that has not yet commenced as of January 31, 2024 with future minimum lease payments in aggregate of $681,000 that are not yet reflected on the Condensed Consolidated Balance Sheet. This lease is expected to commence in the second quarter of fiscal year 2025 with a lease term of 3 years.
I. Stockholders' Equity

Common Stock
The Company is authorized to issue 5,000,000 shares of Common Stock, par value of $2.50 per share. Holders of the Company's Common Stock are entitled to one vote per share. As of January 31, 2024 and April 30, 2023, there were approximately 2,875,000 and 2,830,000 shares, respectively, of Common Stock issued and outstanding. The Company has not declared or paid any dividends with respect to its Common Stock during the three and nine months ended January 31, 2024. The declaration and payment of any future dividends is at the discretion of the Board of Directors and will depend upon many factors, including the Company's earnings, capital requirements, investment and growth strategies, financial conditions, the terms of the Company's indebtedness, which contains provisions that could limit the payment of dividends in certain circumstances, and other factors that the Board of Directors may deem to be relevant.

Share Repurchase Program
On August 31, 2023, the Board of Directors of the Company adopted a share repurchase program with authorization to repurchase up to 100,000 shares. There is no expiration date and currently, management has no plans to terminate this program. For the three months ended January 31, 2024, the Company repurchased 27,033 shares of the Company's common stock for approximately $745,000, excluding other costs such as broker commissions and fees. For the nine months ended January 31, 2024, the Company repurchased 29,456 shares of the Company's common stock for approximately $788,000, excluding other costs such as broker commissions and fees. As of January 31, 2024, the total remaining purchase authorization was 70,544 shares.
J. Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the assumed exercise of outstanding options and the conversion of restricted stock units ("RSUs") under the Company's various stock compensation plans, except when RSUs and options have an antidilutive effect. There were 15,000 and 31,500 antidilutive RSUs and options outstanding at January 31, 2024 and January 31, 2023, respectively. The following is a reconciliation of basic to diluted weighted average common shares outstanding (in thousands):

	Three Months Ended		Nine Months Ended
	January 31, 2024	January 31, 2023	January 31, 2024	January 31, 2023
Basic	2,893	2,830	2,885	2,822
Dilutive effect of stock options and RSUs	72	81	42	—
Weighted average common shares outstanding - diluted	2,965	2,911	2,927	2,822
K. Stock Options and Stock-based Compensation
The Company recognizes compensation costs related to stock options and other stock awards granted by the Company as operating expenses over their vesting period.

In June 2023, the Company granted 87,220 RSUs under the 2017 Omnibus Incentive Plan ("2017 Plan"). These RSUs include both a service and a performance component, vesting over a three-year period. The recognized expense is based upon the vesting period for service criteria and estimated attainment of the performance criteria at the end of the three-year period, based on the ratio of cumulative days of service to total days over the three-year period. The Company recorded stock-based compensation expense of $241,000 and $655,000 during the three and nine months ended January 31, 2024 with the remaining estimated stock-based compensation expense of $1,550,000 to be recorded over the remaining vesting periods. The Company recorded stock-based compensation expense of $332,000 and $658,000 during the three and nine months ended January 31, 2023.
In August 2023, the stockholders approved the 2023 Omnibus Incentive Plan ("2023 Plan"), which enables the Company to grant equity-based awards, with potential recipients including directors, consultants, and employees. This plan replaces the 2017 Plan. No new awards will be granted under the prior plans. All outstanding options granted under the prior plans remain subject to, and will be settled upon exercise under, the prior plans. At the date of approval of the 2023 Plan, there were 64,633 shares available for issuance under the prior plan. These shares and any outstanding awards that subsequently cease to be subject to such awards are available under the 2023 Plan. The 2023 Plan also increased the total number of shares reserved for issuance under the Company's equity compensation plans by 310,000, for a total of 374,633 shares reserved for issuance under the 2023 Plan. The Company did not issue any RSUs under the 2023 Plan during the three months ended January 31, 2024.
Directors' fees paid with shares of common stock in lieu of cash in accordance with Director compensation guidelines were $10,000 and $41,000 for the nine month periods ended January 31, 2024 and January 31, 2023, respectively, and were also included in the stock-based compensation on the Condensed Consolidated Statements of Cash Flows.

L. Income Taxes
Income tax expense of $982,000 and $3,894,000 was recorded for the three and nine months ended January 31, 2024, respectively. Income tax expense of $962,000 and $1,911,000 was recorded for the three and nine months ended January 31, 2023, respectively. The effective tax rate was 27.9% and 33.1% for the three and nine months ended January 31, 2024, respectively. The effective tax rate for the current three and nine month periods reflects the impact of foreign operations which are taxed at different rates than the U.S. tax rate of 21%, combined with expected current year tax expense for the Company's domestic operations and estimated increases in the domestic valuation allowance required for the fiscal year. In addition, the income tax expense recorded for the nine months ended January 31, 2024 was unfavorably impacted by additional tax expense of $387,000 related to India tax matters. This one-time expense is related to management's decision to discontinue management fees, citing challenges associated with the Indian tax authority and cost benefit analysis. The effective tax rate was 46.7% and 87.8% for the three and nine months ended January 31, 2023, respectively. The higher effective tax rates for the prior year periods were primarily due to the inclusion of a valuation allowance against deferred tax assets, which led to the nullification of any U.S. income tax benefit for pre-tax losses incurred in the corresponding periods.
In August 2019, the Company revoked its indefinite reinvestment of foreign unremitted earnings position in compliance with ASC 740 "Income Taxes" and terminated its indefinite reinvestment of unremitted earnings assertion for the Singapore and Kewaunee Labway India Pvt. Ltd. international subsidiaries. The Company has a deferred tax liability of $1,506,000 and $1,318,000 for the withholding tax related to Kewaunee Labway India Pvt. Ltd. as of January 31, 2024 and April 30, 2023, respectively.
M. Defined Benefit Pension Plans
The Company has non-contributory defined benefit pension plans covering substantially all domestic salaried and hourly employees. These plans were amended as of April 30, 2005; no further benefits have been, or will be, earned under the plans, subsequent to the amendment date, and no additional participants will be added to the plans. There were no Company contributions paid to the plans for the three and nine months ended January 31, 2024 and January 31, 2023. The Company assumed an expected long-term rate of return of 7.75% for the periods ended January 31, 2024 and January 31, 2023.

Pension expense consisted of the following (in thousands):

	Three Months Ended
	January 31, 2024	January 31, 2023
Service cost	$—	$—
Interest cost	223	211
Expected return on plan assets	(328)	(350)
Recognition of net loss	146	157
Net periodic pension expense	$41	$18

	Nine Months Ended
	January 31, 2024	January 31, 2023
Service cost	$—	$—
Interest cost	670	633
Expected return on plan assets	(984)	(1,051)
Recognition of net loss	436	471
Net periodic pension expense	$122	$53
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
The following tables provide financial information by business segment and unallocated corporate expenses for the periods ended January 31, 2024 and 2023 (in thousands):

	Domestic Operations	International Operations	Corporate / Eliminations	Total
Three Months Ended January 31, 2024
Revenues from external customers	$31,774	$15,004	$—	$46,778
Intersegment revenues	84	1,412	(1,496)	—
Earnings (loss) before income taxes	2,852	1,732	(1,069)	3,515

Three Months Ended January 31, 2023
Revenues from external customers	$36,134	$24,687	$—	$60,821
Intersegment revenues	52	3,458	(3,510)	—
Earnings (loss) before income taxes	417	2,787	(1,144)	2,060

	Domestic Operations	International Operations	Corporate / Eliminations	Total
Nine Months Ended January 31, 2024
Revenues from external customers	$101,379	$45,674	$—	$147,053
Intersegment revenues	509	3,228	(3,737)	—
Earnings (loss) before income taxes	10,762	4,326	(3,316)	11,772

Nine Months Ended January 31, 2023
Revenues from external customers	$111,593	$53,915	$—	$165,508
Intersegment revenues	1,498	8,414	(9,912)	—
Earnings (loss) before income taxes	1,006	5,737	(4,567)	2,176

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
In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures," which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company will adopt this standard in fiscal year 2025. The Company does not expect the adoption of this standard to have a significant impact on the Company's consolidated financial position or results of operations.
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740) - Improvements for Income Tax Disclosures," which requires public business entities to, on an annual basis, (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. This ASU also provides for additional disclosure requirements to provide clarity for investors related to income tax disclosures. This guidance is effective for annual periods beginning after December 15, 2024. The Company will adopt this standard in fiscal year 2026. The Company does not expect the adoption of this standard to have a significant impact on the Company's consolidated financial position or results of operations.
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The Company's 2023 Annual Report to Stockholders on Form 10-K contains management's discussion and analysis of the Company's financial condition and results of operations as of and for the fiscal year ended April 30, 2023. The following discussion and analysis describes material changes in the Company's financial condition since April 30, 2023. The analysis of results of operations compares the three and nine months ended January 31, 2024 with the comparable periods of the prior year.
Results of Operations
Sales for the quarter were $46,778,000, a decrease from sales of $60,821,000 in the comparable period of the prior year. Domestic sales for the quarter were $31,774,000, down 12.1% from sales of $36,134,000 in the comparable period of the prior year. The decrease in Domestic sales was predominantly related to the reduction in non-product revenue related to the Company's decision to stop selling directly to end users. This revenue typically includes freight, installation services and buyouts. International sales for the quarter were $15,004,000, down 39.2% when compared to sales of $24,687,000 in the comparable period of the prior year. International sales decreased when compared to the prior year period due to the delivery of several large projects in the comparable prior year period that were booked in earlier fiscal years.
Sales for the nine months ended January 31, 2024 were $147,053,000, a decrease from sales of $165,508,000 in the comparable period of the prior year. Domestic sales for the period were $101,379,000, down 9.2% from sales of $111,593,000 in the comparable period of the prior year. The decrease in Domestic sales was predominantly related to the reduction in non-product revenue related to the Company's decision to stop selling directly to end users. This revenue typically includes freight, installation services and buyouts. International sales for the period were $45,674,000, down 15.3% from sales of $53,915,000 in the comparable period of the prior year. International sales decreased when compared to the prior year period due to the delivery of several large projects in the comparable prior year period that were booked in earlier fiscal years.
The Company's order backlog was $152.3 million at January 31, 2024, as compared to $153.2 million at January 31, 2023, and $147.9 million at April 30, 2023.
The gross profit margin for the three months ended January 31, 2024 was 25.7% of sales, as compared to 17.0% of sales in the comparable quarter of the prior year. The gross profit margin for the nine months ended January 31, 2024 was 25.4% of sales, as compared to 15.2% of sales in the comparable prior year period. The increase in gross profit margin percentage for the three and nine months ended January 31, 2024 is primarily being generated from Domestic operations. Specifically, the increase is primarily driven by improved manufacturing productivity, cost containment actions, and the pricing of new orders in response to higher raw material input costs when compared to the prior year periods.
Operating expenses for the three months ended January 31, 2024 were $8,223,000, or 17.6% of sales, as compared to $8,026,000, or 13.2% of sales, in the comparable period of the prior year. Operating expenses for the nine months ended

January 31, 2024 were $24,688,000, or 16.8% of sales, as compared to $22,564,000, or 13.6% of sales, in the comparable period of the prior year. The increase in operating expenses for the three months ended January 31, 2024 was primarily due to increases in SG&A wages, benefits, incentive and stock-based compensation of $440,000, corporate governance expenses of $34,000, and depreciation expense of $51,000, partially offset by decreases in international operating expenses of $227,000, consulting and professional fees of $143,000 and bad debt expense of $44,000. The increase in operating expenses for the nine months ended January 31, 2024 was primarily due to increases in SG&A wages, benefits, incentive and stock-based compensation of $1,898,000, corporate governance expenses of $138,000, depreciation expense of $128,000, bad debt expense of $149,000, and increases in international operating expenses of $259,000, partially offset by decreases in consulting and professional fees of $515,000.
Interest expense, net was $411,000 and $1,213,000 for the three and nine months ended January 31, 2024, respectively, as compared to $436,000 and $1,190,000, respectively, for the comparable periods of the prior year. The changes in interest expense were due to changes in the levels of bank borrowings and interest rates.
The effective income tax rate for the three and nine months ended January 31, 2024 was 27.9% and 33.1%, respectively, as compared to 46.7% and 87.8% for the three and nine months ended January 31, 2023, respectively. Income tax expense of $982,000 and $962,000 was recorded for the three months ended January 31, 2024 and 2023, respectively. Income tax expense of $3,894,000 and $1,911,000 was recorded for the nine months ended January 31, 2024 and 2023, respectively. The effective tax rate for the three and nine months ended January 31, 2024 reflects the impact of foreign operations which are taxed at different rates than the U.S. tax rate of 21%, combined with expected current year tax expense for the Company's domestic operations and estimated increases in the domestic valuation allowance required for the fiscal year. In addition, the income tax expense recorded for the nine months ended January 31, 2024 was unfavorably impacted by additional tax expense of $387,000 related to India tax matters. This one-time expense is related to management's decision to discontinue management fees, citing challenges associated with the Indian tax authority and cost benefit analysis. The effective rate for the three and nine months ended January 31, 2023 was influenced by foreign operations taxed at varying rates, as well as the inclusion of a valuation allowance against deferred tax assets, which led to the nullification of any U.S. income tax benefit for pre-tax losses incurred in the corresponding periods. See Note L, Income Taxes, of the Notes to Condensed Consolidated Financial Statements for additional information.
Non-controlling interests related to the Company's subsidiaries not 100% owned by the Company decreased net earnings by $12,000 and $151,000 for the three and nine months ended January 31, 2024, respectively, as compared to $375,000 and $532,000, respectively, for the comparable periods of the prior year. The change in the net earnings attributable to the non-controlling interest in the current period was due to changes in earnings (losses) of the subsidiaries in the related period.
Net earnings was $2,521,000, or $0.85 per diluted share, for the three months ended January 31, 2024, compared to net earnings of $723,000, or $0.25 per diluted share, in the prior year period. Net earnings was $7,727,000, or $2.64 per diluted share, for the nine months ended January 31, 2024, as compared to a net loss of $267,000, or $(0.09) per diluted share, in the prior year period.
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
The Company had working capital of $54,014,000 at January 31, 2024, compared to $47,867,000 at April 30, 2023. The ratio of current assets to current liabilities was 2.3-to-1.0 at January 31, 2024, compared to 2.2-to-1.0 at April 30, 2023.
The Company provided cash of $18,419,000 during the nine months ended January 31, 2024, primarily from operations, decreases in accounts receivable of $4.7 million and increases in deferred revenue of $6.2 million, partially offset by decreases in accounts payable and other accrued expenses of $3.8 million. During the nine months ended January 31, 2024, the Company used net cash of $3,394,000 in investing activities, all of which was used for capital expenditures. The Company's financing activities used cash of $1,545,000 during the nine months ended January 31, 2024, primarily from a net decrease in borrowings under the Revolving Credit Facility and the purchase of treasury stock during the quarter. See Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds for more details.
The Company expects to contribute approximately $750,000 in the aggregate to its non-contributory defined benefit pension plans in 2024. See Note M, Defined Benefit Pension Plans, of the Notes to Condensed Consolidated Financial Statements for additional information on the non-contributory defined benefit pension plans.

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
Item 4.    Controls and Procedures
(a) Evaluation of disclosure controls and procedures
An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of January 31, 2024. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that, as of January 31, 2024, the Company's disclosure controls and procedures were adequate and effective and designed to ensure that all material information required to be filed in this quarterly report is made known to them by others within the Company and its subsidiaries.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities
The Company's share repurchase program was adopted on August 31, 2023. The following table summarizes share repurchase activity for the three months ended January 31, 2024:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
November 1 - 30	101	$18.35	101	97,476
December 1 - 31	13,779	$25.98	13,779	83,697
January 1 - 31	13,153	$29.25	13,153	70,544
	27,033		27,033

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
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
Transactions in the Company's securities by its directors or executive officers are required to be made in accordance with its Insider Trading Policy, which, among other things, requires that the transaction be in accordance with applicable U.S. federal securities laws that prohibit trading while in the possession of material nonpublic information. Rule 10b5-1 under the Securities Exchange Act of 1934 provides an affirmative defense that enables prearranged transactions in securities in a manner that avoids concerns about initiating transactions at a future date while possibly in possession of material nonpublic information.

During the three months ended January 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed the Company of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K).
Item 6.    Exhibits

10.1	Re-Established Retirement Plan for Salaried and Hourly Employees of Kewaunee Scientific Corporation (as amended and restated effective January 1, 2024)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEWAUNEE SCIENTIFIC CORPORATION (Registrant)

Date: March 8, 2024	By	/s/ Donald T. Gardner III
Donald T. Gardner III
(As duly authorized officer and Vice President, Finance and Chief Financial Officer)