Form 10-K
period 2024-04-30
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2024-06-28
CIK 55529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-K
__________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of shares of voting stock held by non-affiliates of the registrant was approximately $26,982,424 based on the last reported sale price of the registrant's Common Stock on October 31, 2023, the last business day of the registrant's most recently completed second fiscal quarter. Only shares beneficially owned by directors and executive officers of the registrant (excluding shares subject to options) and each person owning more than 5% of the outstanding Common Stock of the registrant were excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of June 24, 2024, the registrant had outstanding 2,840,143 shares of Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE: Those portions of the Company's proxy statement for use in connection with Kewaunee Scientific Corporation's annual meeting of stockholders to be held on August 28, 2024, indicated in this report are incorporated by reference into Part III hereof.

PART I
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this document constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). All statements other than statements of historical fact included in this Annual Report, including statements regarding the Company's future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "predict," "believe" and similar words, expressions and variations of these words and expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to known and unknown risks, uncertainties, assumptions, and other important factors that could significantly impact results or achievements expressed or implied by such forward-looking statements. Such factors, risks, uncertainties and assumptions include, but are not limited to: competitive and general economic conditions, including disruptions from government mandates, both domestically and internationally, as well as supplier constraints and other supply disruptions; changes in customer demands; technological changes in our operations or in our industry; dependence on customers’ required delivery schedules; risks related to fluctuations in the Company’s operating results from quarter to quarter; risks related to international operations, including foreign currency fluctuations; changes in the legal and regulatory environment; changes in raw materials and commodity costs; risks associated with our ability to identify and complete strategic acquisitions or to successfully integrate any businesses that we may acquire; acts of terrorism, war, governmental action, natural disasters and other Force Majeure events. The cautionary statements made pursuant to the Reform Act herein and elsewhere by us should not be construed as exhaustive. We cannot always predict what factors would cause actual results to differ materially from those indicated by the forward-looking statements. Over time, our actual results, performance, or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and harmful to our stockholders' interest. Many important factors that could cause such a difference are described under the caption "Risk Factors," in Item 1A of this Annual Report, which you should review carefully. These forward-looking statements speak only as of the date of this document. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.
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
Our business is not generally cyclical, although domestic sales are sometimes lower during our third quarter because of slower construction activity in certain areas of the country during the winter months. Sales for two of the Company's domestic dealers and our national stocking distributor represented, in the aggregate, approximately 42% and 35% of the Company's sales in fiscal years 2024 and 2023, respectively. Loss of all or part of our sales to a large customer would have a material effect on our financial operations.
Our order backlog at April 30, 2024 was $155.6 million, as compared to $147.9 million at April 30, 2023. Based on scheduled shipment dates and past experience, we estimate that not less than 88% of our order backlog at April 30, 2024 will be shipped during fiscal year 2025. However, it may be expected that delays in shipments will occur because of customer rescheduling or delay in completion of projects which involve the installation of our products.
SEGMENT INFORMATION
See Note 12, Segment Information, of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for information concerning our Domestic and International business segments.
COMPETITION
We consider the industries in which we participate to be highly competitive and believe that the principal deciding factors are price, product performance, and customer service. A significant portion of our business is based upon competitive public bidding.
RESEARCH AND EXPERIMENTATION EXPENDITURES
The amount spent and expensed by us during the fiscal year ended April 30, 2024 on research and experimentation expenditures activities related to new or redesigned products was $920,000. The amount spent for similar purposes in the fiscal year ended April 30, 2023 was $1,012,000.
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
At April 30, 2024, the Company had 556 Domestic employees and 450 International employees. Our people are critical for our continued success, so we work hard to create an environment where employees can have fulfilling careers, and be happy, healthy, and productive. We offer competitive benefits and programs to take care of the diverse needs of our employees and their families, including opportunities for career growth and development, resources to support their financial health, and access to excellent healthcare choices and resources, including access to an onsite medical clinic and separate gym facility and regular access to onsite specialists. Our competitive compensation programs help us to attract and retain top candidates, and we will continue to invest in recruiting talented people to technical and non-technical roles, and rewarding them well.
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
We have substantial sales to three of our domestic channel partners. The combined sales to two dealers and our national stocking distributor accounted for approximately 42% of our sales in fiscal year 2024. Loss of all or a part of our sales to a large channel partner would have a material effect on our revenues and profits until an alternative channel partner could be developed.
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
During fiscal year 2024, 33% of our revenues were derived from sales outside of the United States. A key element of our growth strategy is to expand our worldwide customer base and our international operations. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic and political risks that are different from those in the United States. We cannot assure you that our expansion efforts into other international markets will be successful. Our experience in the United States and other international markets in which we already have a presence may not be relevant to our ability to expand in other emerging markets. Our international expansion efforts may not be successful in creating further demand for our products outside of the United States or in effectively selling our products in the international markets we enter.

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
In addition, some of our businesses purchase certain required products from sole or limited source suppliers for reasons of quality assurance, regulatory requirements, cost effectiveness, availability or uniqueness of design. If these or other suppliers encounter financial, operating, or other difficulties, or if our relationship with them changes, we might not be able to quickly establish or qualify replacement sources of supply. The supply chains for our businesses have been impacted in the past by factors outside our control and could be disrupted in the future for such reasons as supplier capacity constraints, supplier bankruptcy or exiting of the business for other reasons, decreased availability of key raw materials or commodities and external events such as natural disasters, pandemics or other public health problems, war, terrorist actions, governmental actions and legislative or regulatory changes. Any of these factors could result in production interruptions, delays, extended lead times and inefficiencies.
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
Our stockholders may experience future dilution as a result of future issuances of our shares of common stock.

In order to raise additional capital, we may in the future, without stockholder approval, issue additional shares of our common stock or securities convertible into or exchangeable for our common stock for various considerations, including in connection with acquisitions, financing or refinancing transactions or otherwise. The consideration that we receive for any such additional shares of our common stock may represent per share amounts that are greater or lesser than the price per share paid by you. Any such issuances of additional shares of our common stock or securities convertible into shares of common stock will dilute our stockholders’ overall existing ownership in us and could make our stock less attractive to investors, which may result in a material adverse effect on the trading price of our common stock.
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
While we believe we successfully navigated the risks associated with the COVID-19 pandemic and were able to successfully maintain our business operations, the extent of the impact of future COVID-19 variations or other pandemics on our business and financial results is, by nature of this type of event, highly uncertain. The sweeping nature of pandemics makes it extremely difficult to predict how and to what extent our business and operations could be affected in the long run. Our workforce, and the workforce of our vendors, service providers, and counterparties, could be affected by a pandemic, which could result in an adverse impact on our ability to conduct business. No assurance can be given that the actions we take to protect our Associates and our operations will be sufficient, nor can we predict the level of disruption that could occur to our employees' ability to provide customer support and service. New processes, procedures, and controls may be required to respond to any changes in our business environment. Further, should any key employees become ill during the course of a future health event and be unable to work, our ability to operate our internal controls may be adversely impacted.

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
We may pursue strategic acquisitions from time to time, in which case we would be subject to the general risks associated with acquisitions.
From time to time, we consider, and in the future may pursue, strategic acquisitions of businesses in support of our growth strategy. If we are unable to complete acquisitions or successfully integrate and develop acquired businesses, we could experience material adverse impacts to our financial results as a result of any of the following:
•the diversion of management’s attention to integration matters;
•difficulties in achieving anticipated cost savings, synergies, business opportunities, and growth prospects;
•difficulties in the integration of operations and systems, inclusive of internal controls;
•difficulties in managing the expanded operations of a larger and more complex company;
•challenges in keeping existing customers and obtaining new customers;
•challenges in attracting and retaining key personnel;
•unanticipated expenses resulting from integration activities and disputes with third parties; and
•unanticipated liabilities of acquired third parties.
Item 1B. Unresolved Staff Comments
Not Applicable.

Item 1C. Cybersecurity
Risk Management and Strategy
The Company's cybersecurity risk management program is integrated into the overall risk management framework, including risk identification, assessment, and mitigation across all business areas. We have collaborated with external consultants and built a cybersecurity program designed to protect and safeguard the integrity of our information systems, which aligns with industry best practices and regulatory requirements. Our cybersecurity program includes systems and processes for assessing, identifying, and managing material risks from cybersecurity threats and include maintenance and monitoring of information security policies aligned with information technology controls, information systems configuration management and infrastructure security systems. We also have implemented processes to oversee and identify such risks from cybersecurity threats associated with the use of third-party service providers. We conduct periodic testing of these controls and systems, including vulnerability scanning and penetration testing. We strive to foster a shared responsibility for the Company’s cybersecurity with all of our employees, conducting periodic phishing simulation campaigns and providing regular, mandatory cybersecurity training. Additionally, we maintain cyber insurance coverage, including protection against social engineering fraud, to further mitigate potential financial losses from cybersecurity incidents.
We currently do not believe that any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations or financial conditions. While we do not believe that any such risks have yet to materially affect the Company, the Company cannot guarantee that its ongoing and robust approach towards cybersecurity will be able to prevent all cybersecurity incidents that could have a material effect on the Company in the future. See Item 1A, Risk Factors, for more information on our cybersecurity-related risks.
Governance
On behalf of the Board of Directors, the Audit Committee provides oversight of the Company's management of cybersecurity risk. They periodically review and discuss with management, including the Company’s Vice President of Information Technology and Engineering, the Company's significant financial risk exposures for matters related to cybersecurity risk, including the steps management has taken to monitor and manage such exposures. The Board of Directors also receives prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed.
The Company's Vice President of Information Technology and Engineering leads the overall cybersecurity strategy and risk management program. This includes overseeing risk assessments, developing security policies and procedures, and managing the IT security team. See Item 10, Directors, Executive Officers and Corporate Governance, for more detail on his education and experience. Senior executives, including the Company's CEO and CFO, integrate cybersecurity risks into the overall business strategy and financial planning.

Item 2. Properties
We lease and operate three adjacent manufacturing facilities in Statesville, North Carolina. These facilities also house our corporate offices, as well as sales and marketing, administration, engineering and drafting personnel. These facilities together comprise 414,000 square feet and are located on 20 acres of land. On March 24, 2022, we entered into a Sale-Leaseback Arrangement (defined below), pursuant to which we sold, and now lease, our manufacturing and office facilities in Statesville, North Carolina. See Note 5, Sale-Leaseback Financing Transaction, of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for information concerning the Sale-Leaseback Arrangement. In addition, we lease our primary distribution facility and other warehouse facilities totaling 366,000 square feet in Statesville, North Carolina. We also lease an office facility in Charlotte, North Carolina. In Bangalore, India, we lease and operate a manufacturing facility comprising 119,000 square feet. Our international sales and administrative offices are located in Singapore, India, and Saudi Arabia. We believe our facilities are suitable for their respective uses and are adequate for our current needs.
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
As of June 24, 2024, there were 90 stockholders of record. The declaration and payment of any future dividends is at the discretion of the Board of Directors and will depend upon many factors, including the Company's earnings, capital requirements, investment and growth strategies, financial conditions, the terms of the Company's indebtedness, which contains provisions that could limit the payment of dividends in certain circumstances, and other factors that the Board of Directors may deem to be relevant.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
See Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, in this Form 10-K for a discussion of securities authorized for issuance under our equity compensation plans.
SHARE REPURCHASE PLAN
See Note 8, Stockholders' Equity, in Part II, Item 8 in this Form 10-K for a discussion of activity related to the share repurchase plan that was adopted on August 31, 2023.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
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
Allowance for Credit Losses
Evaluation of the allowance for credit losses involves management judgments and estimates. We evaluate the collectability of our trade accounts receivable based on a number of factors. In circumstances where management is aware of a customer's inability to meet its financial obligations to us, or a project dispute makes it unlikely that the outstanding amount owed by a customer will be collected, a specific reserve for bad debts is estimated and recorded to reduce the recognized receivable to the estimated amount we believe will ultimately be collected. In addition to specific customer identification of potential bad debts, a reserve for credit losses is estimated and recorded based on our recent past loss history and an overall assessment of past due trade accounts receivable amounts outstanding.
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
Income Taxes
We are subject to income taxes in the U.S. (federal and state) and foreign jurisdictions. Tax laws, regulations, administrative practices, and interpretations in various jurisdictions may be subject to significant change, with or without notice, due to economic, political, and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. In addition, our actual and forecasted earnings are subject to change due to economic, political, and other conditions.
Our effective tax rates could be affected by numerous factors, such as changes in our business operations, acquisitions, investments, entry into new businesses and geographies, intercompany transactions, the relative amount of our foreign earnings, including earnings being lower than anticipated in jurisdictions where we have lower statutory rates and higher than anticipated in jurisdictions where we have higher statutory rates, losses incurred in jurisdictions for which we are not able to realize related tax benefits, the applicability of special tax regimes, changes in foreign currency exchange rates, changes to our forecasts of income and loss and the mix of jurisdictions to which they relate, changes in our deferred tax assets and liabilities, their valuation, and the assumptions around their realization in connection with any associated valuation, and interpretations related to tax laws and accounting rules in various jurisdictions.
RESULTS OF OPERATIONS
Sales for fiscal year 2024 were $203.8 million, a decrease compared to fiscal year 2023 sales of $219.5 million. Domestic Segment sales for fiscal year 2024 were $137.2 million, a decrease of 6.5% compared to fiscal year 2023 sales of $146.7 million. The decrease in Domestic sales was predominantly related to the reduction in non-product revenue related to the Company's decision to stop selling directly to end users. This revenue typically includes freight, installation services and buyouts. International Segment sales for fiscal year 2024 were $66.5 million, a decrease of 8.6% from fiscal year 2023 sales of $72.8 million. International sales decreased when compared to the prior year period due to the delivery of several large projects in the comparable prior year period that were booked in earlier fiscal years.
Our order backlog was $155.6 million at April 30, 2024, as compared to $147.9 million at April 30, 2023.
Gross profit represented 25.5% and 16.2% of sales in fiscal years 2024 and 2023, respectively. The increase in gross profit margin percentage is primarily being generated from Domestic operations. Specifically, the increase is primarily driven by improved manufacturing productivity, cost containment actions, and the pricing of new orders in response to higher raw material input costs when compared to the prior year.
Operating expenses were $33.8 million and $30.2 million in fiscal years 2024 and 2023, respectively, and 16.6% and 13.8% of sales, respectively. The increase in operating expenses in fiscal year 2024 as compared to fiscal year 2023 was primarily due to increases in SG&A wages, benefits, incentive and stock-based compensation of $2,572,000, corporate governance expenses of $170,000, depreciation expense of $164,000, bad debt expense of $156,000, and increases in international operating expenses of $616,000, partially offset by decreases in consulting and professional services of $557,000.
Pension expense was $4,177,000 and $71,000 in fiscal years 2024 and 2023, respectively. The increase in pension expense was due to the Company successfully annuitizing its pension obligation, which had been in a frozen state since 2005. Terminating the pension resulted in a one-time expense of $4,019,000 for accounting losses that were being amortized from the Balance Sheet based on an annual evaluation of the pension plan. By annuitizing the pension obligation, the Company has eliminated all future responsibility for the plan and future administrative costs associated with maintaining and managing the pension plan.
Other income, net was $814,000 and $939,000 in fiscal years 2024 and 2023, respectively. The decrease in other income in fiscal year 2024 was primarily due to the elimination of interest income earned from the Note Receivable related to the Sale-Leaseback financing transaction that was settled in the prior year, partially offset by interest earned on the increased Domestic cash balances and increased interest on International cash balances when compared to the prior fiscal year. See Note 5, Sale-Leaseback Financing Transaction for additional information on this transaction.
Interest expense was $1,799,000 and $1,734,000 in fiscal years 2024 and 2023, respectively. The interest expense for fiscal year 2024 was relatively unchanged from the prior fiscal year.
Income tax benefit was $5.9 million for fiscal year 2024, or 45.3% of pretax earnings, as compared to income tax expense of $3.1 million for fiscal year 2023, or 69.8% of pretax earnings. The income tax benefit for fiscal year 2024 is primarily due to the favorable impact of the reduction of the Domestic valuation allowance of $6.6 million that was required to be established in fiscal year 2020 per ASC 740 and $3.9 million related to prior years' unrecognized tax benefits related to the settlement of the Company's domestic pension plans. Income tax expense for fiscal year 2024 excluding these one-time benefits is $4.5 million or 34.4% of pretax earnings. At April 30, 2024, the Company has a Domestic valuation allowance of $808,000 for specific federal and state tax credits as compared to $8.5 million for the Company's Domestic net deferred tax assets at April 30, 2023. See Note 6, Income Taxes for additional information.
The effective tax rate for fiscal year 2023 was unfavorably impacted by the increase in the valuation allowance attributable to changes to Internal Revenue Code Section 174 Research and Experimental Expenditures, which became effective during the fiscal year. The primary impact of this change was the amortization of current year expenditures over a five year period, as compared to prior fiscal years where research expenditures were deductible in the year incurred.
Net earnings attributable to the non-controlling interest related to our subsidiaries that are not 100% owned by the Company were $304,000 and $621,000 for fiscal years 2024 and 2023, respectively. The changes in the net earnings attributable to the non-controlling interest for each year were due to changes in the levels of net income of the subsidiaries.

Net earnings were $18,753,000, or $6.38 per diluted share, as compared to $738,000, or $0.25 per diluted share, for fiscal years ended April 30, 2024 and April 30, 2023, respectively. The increase in net earnings was attributable to the factors discussed above.
LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of liquidity have historically been funds generated from operating activities, supplemented as needed by borrowings under our revolving credit facility. Additionally, certain machinery and equipment are financed by non-cancelable operating and financing leases. We believe that these sources of funds will be sufficient to support ongoing business requirements, including capital expenditures, through fiscal year 2025.
At April 30, 2024, we had $3,000,000 outstanding under our $15.0 million revolving credit facility. See Note 4, Long-term Debt and Other Credit Arrangements, of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report for additional information concerning our credit facility. In fiscal year 2022, we executed a Sale-Leaseback financing transaction with respect to our manufacturing and corporate facilities in Statesville, North Carolina to provide additional liquidity. See Note 5, Sale-Leaseback Financing Transaction for more information. We did not have any off balance sheet arrangements at April 30, 2024 or 2023.
The following table summarizes the cash payment obligations for our lease and financing arrangements as of April 30, 2024:
PAYMENTS DUE BY PERIOD
($ in thousands)

Contractual Cash Obligations	Total	1 Year	2-3 Years	4-5 Years	After 5 years
Operating Leases	$9,802	$2,437	$3,612	$1,859	$1,894
Financing Lease Obligations	419	131	152	80	56
Sale-Leaseback Financing Transaction	41,986	1,970	4,058	4,222	31,736
Total Contractual Cash Obligations	$52,207	$4,538	$7,822	$6,161	$33,686

The Company's operating activities provided cash of $19,564,000 in fiscal year 2024, primarily from operations and decreases in receivables of $741,000, decreases in inventories of $1,210,000, increases in accounts payable and accrued expenses of $691,000, and increases in deferred revenue of $277,000. Operating activities used cash of $3,790,000 in fiscal year 2023, primarily for increases in receivables of $4,947,000 and decreases in accounts payable and accrued expenses of $5,558,000, partially offset by cash from operations, decreases in inventories of $1,907,000, and increases in deferred revenue of $568,000.
The Company's financing activities used cash of $3,014,000 during fiscal year 2024 as a result of the net decrease in short-term borrowings of $488,000, repayments on our financing liability of $642,000, and the repurchase of outstanding shares as part of our announced share repurchase program for $1,998,000, partially offset by net proceeds from long-term debt of $114,000. The Company's financing activities provided cash of $14,931,000 during fiscal year 2023 from proceeds of $13,629,000 from the Sale-Leaseback transaction and proceeds from the net increase in short-term borrowings of $1,998,000, partially offset by repayment of long-term debt of $121,000.
The majority of the April 30, 2024 accounts receivable balances are expected to be collected during the first quarter of fiscal year 2025, with the exception of retention amounts on fixed-price contracts which are collected when the entire construction project is completed and all retention funds are paid by the owner.
Capital expenditures were $4,373,000 and $4,148,000 in fiscal years 2024 and 2023, respectively. Capital expenditures in fiscal year 2024 were funded primarily from financing activities. Fiscal year 2025 capital expenditures are anticipated to be approximately $4.0 million. The fiscal year 2025 expenditures are expected to be funded primarily by operating activities, supplemented as needed by borrowings under our revolving credit facility.
Working capital was $56.0 million at April 30, 2024, up from $47.9 million at April 30, 2023, and the ratio of current assets to current liabilities was 2.4-to-1.0 at April 30, 2024, up from a ratio of 2.2-to-1.0 at April 30, 2023.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rates
We are exposed to market risk in the area of interest rates. This exposure is associated with balances outstanding under our revolving credit facility and certain lease obligations for production machinery, all of which are priced on a floating rate basis. We had $3 million outstanding under our revolving credit facility at April 30, 2024, bearing interest at floating rates. We believe that our current exposure to interest rate market risk is not material.
Foreign Currency Exchange Rates
Our results of operations could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We derive net sales in U.S. dollars and other currencies including Indian rupees, Singapore dollars, and other currencies. For fiscal year 2024, 29% of net sales were derived in currencies other than U.S. dollars. We incur expenses in currencies other than U.S. dollars relating to specific contracts with customers and for our operations outside the U.S.
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
We have foreign currency cash accounts to operate our global business. These accounts are impacted by changes in foreign currency rates. Cash balances at April 30, 2024 of $11.2 million were held by our foreign subsidiaries and denominated in currencies other than U.S. dollars.

Item 8. Financial Statements and Supplementary Data

Report Of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Kewaunee Scientific Corporation
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Kewaunee Scientific Corporation (the "Company") as of April 30, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the years in the two-year period ended April 30, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2024, in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
/s/ Forvis Mazars, LLP
We have served as the Company's auditor since 2020.
Atlanta, Georgia
June 28, 2024

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended April 30	Kewaunee Scientific Corporation

$ and shares in thousands, except per share amounts	2024	2023
Net sales	$203,755	$219,494
Cost of products sold	151,704	183,906
Gross profit	52,051	35,588
Operating expenses	33,770	30,224
Operating earnings	18,281	5,364
Pension expense	(4,177)	(71)
Other income, net	814	939
Interest expense	(1,799)	(1,734)
Earnings before income taxes	13,119	4,498
Income tax (benefit) expense	(5,938)	3,139
Net earnings	19,057	1,359
Less: net earnings attributable to the non-controlling interest	304	621
Net earnings attributable to Kewaunee Scientific Corporation	$18,753	$738
Net earnings per share attributable to Kewaunee Scientific Corporation stockholders
Basic	$6.51	$0.26
Diluted	$6.38	$0.25
Weighted average number of common shares outstanding
Basic	2,879	2,824
Diluted	2,938	2,902

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended April 30	Kewaunee Scientific Corporation

$ in thousands	2024	2023
Net earnings	$19,057	$1,359
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(598)	(290)
Postretirement benefit plans
Settlement loss included in net income	4,019	—
Income taxes on postretirement benefit plans	(3,870)	—
Change in unrecognized actuarial loss on pension obligations	509	590
Total postretirement benefit plans	658	590
Comprehensive income, net of tax	$19,117	$1,659
Less comprehensive income attributable to the non-controlling interest	304	621
Total comprehensive income attributable to Kewaunee Scientific Corporation	$18,813	$1,038

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Kewaunee Scientific Corporation

$ in thousands, except shares and per share amounts	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at April 30, 2022	$6,983	$4,483	$(53)	$28,023	$(3,742)	$35,694
Net earnings attributable to Kewaunee Scientific Corporation	—	—	—	738	—	738
Other comprehensive income	—	—	—	—	300	300
Stock based compensation	101	576	—	—	—	677
Balance at April 30, 2023	$7,084	$5,059	$(53)	$28,761	$(3,442)	$37,409
Net earnings attributable to Kewaunee Scientific Corporation	—	—	—	18,753	—	18,753
Other comprehensive income	—	—	—	—	60	60
Stock based compensation	189	347	—	—	—	536
Purchase of Treasury Stock, 66,191 shares	—	—	(1,998)	—	—	(1,998)
Balance at April 30, 2024	$7,273	$5,406	$(2,051)	$47,514	$(3,382)	$54,760

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

April 30	Kewaunee Scientific Corporation
$ and shares in thousands, except per share amounts	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	$23,267	$8,078
Restricted cash	2,671	5,737
Receivables, less allowance: $588 (2024); $476 (2023)	45,064	46,081
Inventories	20,679	21,889
Prepaid expenses and other current assets	5,136	6,135
Total Current Assets	96,817	87,920
Property, plant and equipment, net	17,649	16,402
Right of use assets	7,454	9,170
Deferred income taxes	7,401	—
Other assets	5,445	5,406
Total Assets	$134,766	$118,898
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Short-term borrowings	$3,099	$3,587
Current portion of financing liability	713	642
Current portion of financing lease liabilities	111	85
Current portion of operating lease liabilities	2,123	1,967
Accounts payable	23,262	23,599
Employee compensation and amounts withheld	6,041	4,304
Deferred revenue	4,374	4,097
Other accrued expenses	1,057	1,772
Total Current Liabilities	40,780	40,053
Long-term portion of financing liability	27,420	28,132
Long-term portion of financing lease liabilities	235	148
Long-term portion of operating lease liabilities	5,434	7,136
Accrued pension and deferred compensation costs	3,008	3,546
Deferred income taxes	1,218	943
Other non-current liabilities	462	455
Total Liabilities	78,557	80,413
Commitments and Contingencies (Note 10)
Stockholders' Equity
Common stock, $2.50 par value, Authorized—5,000 shares;
Issued— 2,909 shares (2024); 2,833 shares (2023)
Outstanding— 2,839 shares (2024); 2,830 shares (2023)	7,273	7,084
Additional paid-in capital	5,406	5,059
Retained earnings	47,514	28,761
Accumulated other comprehensive loss	(3,382)	(3,442)
Common stock in treasury, at cost: 70 shares (2024); 3 shares (2023)	(2,051)	(53)
Total Kewaunee Scientific Corporation Stockholders' Equity	54,760	37,409
Non-controlling interest	1,449	1,076
Total Stockholders' Equity	56,209	38,485
Total Liabilities and Stockholders' Equity	$134,766	$118,898

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended April 30	Kewaunee Scientific Corporation
$ in thousands	2024	2023
Cash Flows from Operating Activities
Net earnings	$19,057	$1,359
Adjustments to reconcile net earnings to net cash used by operating activities:
Depreciation	3,125	2,867
Provision for credit losses	276	120
Stock based compensation expense	1,028	886
Provision for deferred income taxes	(7,127)	516
Change in assets and liabilities:
Receivables	741	(4,947)
Inventories	1,210	1,907
Accounts payable and other accrued expenses	691	(5,558)
Deferred revenue	277	568
Other, net	286	(1,508)
Net cash provided by (used in) operating activities	19,564	(3,790)
Cash Flows from Investing Activities
Capital expenditures	(4,373)	(4,148)
Net cash used in investing activities	(4,373)	(4,148)
Cash Flows from Financing Activities
Proceeds from short-term borrowings	148,061	60,599
Repayments on short-term borrowings	(148,549)	(58,601)
Proceeds from sale-leaseback transaction	—	13,629
Repayments on financing liability	(642)	(575)
Proceeds from long-term debt	202	—
Repayments on long-term debt	(88)	(121)
Purchase of Treasury Stock	(1,998)	—
Net cash (used in) provided by financing activities	(3,014)	14,931
Effect of exchange rate changes on cash, net	(54)	(72)
Increase in Cash, Cash Equivalents and Restricted Cash	12,123	6,921
Cash, Cash Equivalents and Restricted Cash at Beginning of Year	13,815	6,894
Cash, Cash Equivalents and Restricted Cash at End of Year	$25,938	$13,815
Supplemental Disclosure of Cash Flow Information
Interest paid	$1,799	$1,862
Income taxes paid	$6,240	$3,158
Assets obtained under new operating leases	$200	$3,902
Assets obtained under new finance leases	$204	$—

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
Principles of Consolidation The Company's consolidated financial statements include the accounts of Kewaunee Scientific Corporation and its international subsidiaries. A brief description of each subsidiary, along with the amount of the Company's controlling financial interests, as of April 30, 2024 is as follows: (1) Kewaunee Labway Asia Pte. Ltd., a commercial sales organization for the Company's products in Singapore, is 100% owned by the Company; (2) Kewaunee Scientific Corporation Singapore Pte. Ltd., a holding company in Singapore, is 100% owned by the Company; (3) Kewaunee Labway India Pvt. Ltd., a design, installation, manufacturing, assembly and commercial sales operation for the Company's products in Bangalore, India, is 94% owned by the Company; (4) Koncepo Scientech International Pvt. Ltd., a laboratory design and strategic advisory and construction management services firm, located in Bangalore, India, is 80% owned by the Company; (5) Kequip Global Lab Solutions Pvt. Ltd. is 70% owned by Kewaunee Scientific Corporation Singapore Pte. Ltd. All intercompany balances, transactions, and profits have been eliminated. Included in the consolidated financial statements are net assets of $18,547,000 and $16,786,000 at April 30, 2024 and 2023, respectively, of the Company's subsidiaries. Net sales by the Company's subsidiaries in the amounts of $66,517,000 and $72,778,000 were included in the consolidated statements of operations for fiscal years 2024 and 2023, respectively.
Cash and Cash Equivalents Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less. During the years ended April 30, 2024 and 2023, the Company had cash deposits in excess of FDIC insured limits. The Company has not experienced any losses from such deposits.
The Company includes restricted cash along with the cash balance for presentation in the consolidated statements of cash flows. The reconciliation between the consolidated balance sheet and the consolidated statement of cash flows at April 30 is as follows:

$ in thousands	2024	2023
Cash and cash equivalents	$23,267	$8,078
Restricted cash	2,671	5,737
Total cash, cash equivalents and restricted cash	$25,938	$13,815
Restricted Cash Restricted cash includes bank deposits of subsidiaries used for performance guarantees against customer orders.
Accounts Receivable and Allowance for Credit Losses Receivables are stated at the amount owed by the customer, net of allowances for estimated credit losses. The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where management is aware of a customer's inability to meet its financial obligations to the Company, or a project dispute makes it unlikely that all of the receivable owed by a customer will be collected, a specific reserve for credit losses is estimated and recorded to reduce the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential credit losses, a reserve for credit losses is estimated and recorded based on past loss history and an overall assessment of past due trade accounts receivable amounts outstanding. Accounts are written off when it is clearly established that the receivable is a bad debt. Recoveries of receivables previously written off are recorded when received.
The activity in the allowance for credit losses for each of the years ended April 30 was:

$ in thousands	2024	2023
Balance at beginning of year	$476	$357
Provision for credit losses	276	120
Write-offs, net	(164)	(1)
Balance at end of year	$588	$476

Unbilled Receivables Accounts receivable include unbilled receivables that represent amounts earned which have not yet been billed in accordance with contractually stated billing terms, excluding retention, which is included in other assets. The amount of unbilled receivables, net of unbilled retention, at April 30, 2024 and 2023 was $11,840,000 and $13,459,000, respectively.
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

$ in thousands	2024	2023	Useful Life
Land	$41	$41	N/A
Building and improvements	17,280	17,147	5-40 years
Machinery and equipment	46,913	44,180	3-10 years
Total	64,234	61,368
Less accumulated depreciation	(46,585)	(44,966)
Net property, plant and equipment	$17,649	$16,402
The Company reviews the carrying value of property, plant and equipment for impairment annually or whenever changes in circumstances or events indicate that such carrying value may not be recoverable. If projected undiscounted cash flows are not sufficient to recover the carrying value of the potentially impaired asset, the carrying value is reduced to estimated fair value. There were no impairments in fiscal years 2024 or 2023.
Other Assets Other assets at April 30, 2024 and 2023 included $312,000 and $1,191,000, respectively, of unbilled retainage, $2,611,000 and $2,352,000, respectively, of assets held in a trust account for non-qualified benefit plan, and $31,000 and $111,000, respectively, of cash surrender values of life insurance policies. Life insurance policies are recorded at the amount that could be realized under the insurance contract as of the date of the Company's consolidated balance sheets with the change in cash surrender or contract value being recorded as income or expense during each period.
Use of Estimates The presentation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Significant estimates impacting the accompanying consolidated financial statements include the allowance for credit losses, self-insurance reserves, and income taxes.
Variable Interest Entity On December 22, 2021, the Company entered into an Agreement for Purchase and Sale of Real Property with CAI Investments Sub-Series 100 LLC (the "Buyer"), for the Company’s headquarters and manufacturing facilities (the "Property") located in Statesville, North Carolina (the "Sale Agreement") in exchange for $30,275,000 in sales proceeds.
The Sale Agreement was finalized on March 24, 2022 and coincided with the Company and CAI Investments Medical Products I Master Lessee LLC ("Lessor"), an affiliate of the Buyer, entering into a lease agreement. The lease arrangement is for a 20-year term. At the same time, the Buyer and its affiliates formed a new, debt-financed affiliate CAI Investments Medical Products I, DST ("Trust") and contributed the Property to the Trust. According to the terms of the lease, the Trust leased the Property to its affiliated Lessor, which in turn sub-leased the Property to the Company (together with the Sale Agreement, the "Sale-Leaseback Arrangement"). The Company concluded that Parent and its direct affiliates, including the Trust, are designed primarily to acquire and manage the Property and constitute a variable interest entity because the Trust lacks sufficient equity on its own to finance its operations. The Company concluded it should not consolidate Parent or its affiliates under the variable interest model or the voting interest model of ASC 810, Consolidation. For additional information on the accounting for the Sale-Leaseback Arrangement, refer to Note 5, Sale-Leaseback Financing Transaction.
Fair Value of Financial Instruments A financial instrument is defined as cash equivalents, evidence of an ownership interest in an entity, or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from another party. The Company's financial instruments consist primarily of cash and equivalents, mutual funds, cash surrender value of life insurance policies, a sale-leaseback financing liability, term loans and short-term borrowings. The carrying value of these assets and liabilities approximate their fair value.
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
The following tables summarize the Company's fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring and nonrecurring basis as of April 30, 2024 and 2023 (in thousands):

	2024
	Level 1	Level 2	Level 3	Total
Financial Assets
Trading securities held in non-qualified compensation plans (1)	$1,565	$—	$—	$1,565
Cash surrender value of life insurance policies (1)	—	1,077	—	1,077
Total	$1,565	$1,077	$—	$2,642
Financial Liabilities
Non-qualified compensation plans (2)	$—	$3,009	$—	$3,009
Total	$—	$3,009	$—	$3,009

	2023
	Level 1	Level 2	Level 3	Total
Financial Assets
Trading securities held in non-qualified compensation plans (1)	$1,105	$—	$—	$1,105
Cash surrender value of life insurance policies (1)	—	1,358	—	1,358
Total	$1,105	$1,358	$—	$2,463
Financial Liabilities
Non-qualified compensation plans (2)	$—	$2,910	$—	$2,910
Total	$—	$2,910	$—	$2,910

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
Deferred revenue consists of customer deposits and advance billings of the Company's products where sales have not yet been recognized. Accounts receivable includes retainage in the amounts of $294,000 and $235,000 at April 30, 2024 and 2023, respectively. Shipping and handling costs are included in cost of product sales. Because of the nature and quality of the

Company's products, any warranty issues are determined in a relatively short period after the sale and are infrequent in nature, and as such, warranty costs are immaterial to the Company's consolidated financial position and results of operations and are expensed as incurred.
Credit Concentration The Company performs credit evaluations of its customers. Revenues from three of the Company's domestic dealers represented in the aggregate approximately 45% and 36% of the Company's sales in fiscal years 2024 and 2023, respectively. Accounts receivable for two domestic customers represented approximately 21% and 23% of the Company's total accounts receivable as of April 30, 2024 and 2023, respectively.
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
Income Taxes In accordance with ASC 740, "Income Taxes" ("ASC 740"), the Company uses the liability method in measuring the provision for income taxes and recognizing deferred income tax assets and liabilities on the consolidated balance sheets. ASC 740 clarifies the financial statement recognition threshold and measurement attribute of a tax position taken or expected to be taken in a tax return. Under AC 740, the Company evaluates the realization of all deferred income tax assets and determines if a valuation allowance is required on an annual basis. Under ASC 740, the Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC 740 only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. The Company did not have any significant uncertain tax positions at April 30, 2024 or 2023.
Research and Experimentation Expenditures Research and experimentation expenditures are charged to cost of products sold in the periods incurred. Expenditures for research and experimentation expenditures were $920,000 and $1,012,000 for the fiscal years ended April 30, 2024 and 2023, respectively.
Advertising Costs Advertising costs are expensed as incurred, and include trade shows, training materials, sales, samples, and other related expenses and are included in operating expenses. Advertising costs for the years ended April 30, 2024 and 2023 were $336,000 and $226,000, respectively.
Foreign Currency Translation The financial statements of subsidiaries located in India are measured using the local currency as the functional currency. Effective May 1, 2022, Kewaunee Scientific Corporation Singapore Pte. Ltd. transitioned to using the U.S. dollar as its functional currency. The financial position and operating results of Kewaunee Labway Asia Pte. Ltd. are also measured using the U.S. dollar as its functional currency. Assets and liabilities of the Company's foreign subsidiaries using local currencies are translated into United States dollars at fiscal year-end exchange rates. Sales, expenses, and cash flows are translated at weighted average exchange rates for each period. Net translation gains or losses are included in other comprehensive income, a separate component of stockholders' equity. Gains and losses from foreign currency transactions of these subsidiaries are included in operating expenses.

Earnings Per Share Basic earnings per share is based on the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the assumed exercise of outstanding stock options and the conversion of restricted stock units ("RSUs") under the Company's various stock compensation plans, except when RSUs and stock options have an antidilutive effect. There were no antidilutive RSUs and stock options outstanding at April 30, 2024. There were 33,900 antidilutive RSUs and stock options outstanding at April 30, 2023.

The following is a reconciliation of basic to diluted weighted average common shares outstanding:

Shares in thousands	2024	2023
Weighted average common shares outstanding
Basic	2,879	2,824
Dilutive effect of stock options and RSUs	59	78
Weighted average common shares outstanding—diluted	2,938	2,902
Accounting for Stock Options and Other Equity Awards Compensation costs related to stock options and other stock awards granted by the Company are charged against operating expenses during their vesting period, under ASC 718, "Compensation—Stock Compensation." Forfeitures are accounted for in the period in which the awards are forfeited. The Company granted 117,747 RSUs under the 2017 Omnibus Incentive Plan in fiscal year 2024 and 87,969 RSUs in fiscal year 2023. There were no stock options granted during fiscal years 2024 and 2023. (See Note 7, Stock Options and Share-Based Compensation)

New Accounting Standards In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments," which replaces the current incurred loss method used for determining credit losses on financial assets, including trade receivables, with an expected credit loss method. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company adopted this standard effective May 1, 2023. The adoption of this standard did not have a significant impact on the Company's consolidated financial position or results of operations.
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
The following are the primary performance obligations identified by the Company:
Laboratory Furniture
The Company principally generates revenue from the manufacture of custom laboratory, healthcare, and technical furniture and infrastructure products (herein referred to as "laboratory furniture"). The Company's products include steel and wood casework, fume hoods, adaptable modular systems, moveable workstations, stand-alone benches, biological safety cabinets, and epoxy resin work surfaces and sinks. Customers can benefit from each piece of laboratory furniture on its own or with resources readily available in the marketplace such as separately purchased installation services. Each piece of laboratory furniture does not significantly modify or customize other laboratory furniture, and the pieces of laboratory furniture are not highly interdependent or interrelated with each other. The Company can, and frequently does, break portions of contracts into separate "runs" to meet manufacturing and construction schedules. As such, each piece of laboratory furniture is considered a separate and distinct performance obligation. The majority of the Company's products are customized to meet the specific architectural design and performance requirements of laboratory planners and end users. The finished laboratory furniture has no alternative use to the Company and the Company has an enforceable right to payment for performance completed to date. As such, revenue from the sales of customized laboratory furniture is recognized over time once the customization process has begun, using the units-of-production output method to measure progress towards completion. There is not a material amount of work-in-process for which the customization process has begun at the end of a reporting period. The Company believes this output method most reasonably reflects the Company's performance because it directly measures the value of the goods transferred to the customer. For standardized products sold by the Company, revenue is recognized when control transfers, which is typically freight on board ("FOB") shipping point.

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
Disaggregated Revenue
A summary of net sales transferred to customers at a point in time and over time for the twelve months ended April 30 is as follows (in thousands):

	2024
	Domestic	International	Total
Over Time	$131,798	$66,517	$198,315
Point in Time	5,440	—	5,440
Total Revenue	$137,238	$66,517	$203,755

	2023
	Domestic	International	Total
Over Time	$141,994	$72,778	$214,772
Point in Time	4,722	—	4,722
Total Revenue	$146,716	$72,778	$219,494
Contract Balances
The closing balances of contract assets included $11,840,000 in accounts receivable and $312,000 in other current assets at April 30, 2024. The opening balance of contract assets arising from contracts with customers included $13,459,000 in accounts receivable and $1,191,000 in other assets at April 30, 2023. The closing and opening balances of contract liabilities included in deferred revenue arising from contracts with customers were $4,374,000 at April 30, 2024 and $4,097,000 at April 30, 2023. The timing of revenue recognition, billings and cash collections results in accounts receivable, unbilled receivables, and deferred revenue which is disclosed on the consolidated balance sheets and in the notes to the consolidated financial statements. In general, the Company receives payments from customers based on a billing schedule established in its contracts. Unbilled receivables represent amounts earned which have not yet been billed in accordance with contractually stated billing terms. Accounts receivable are recorded when the right to consideration becomes unconditional and the Company has a right to invoice the customer. Deferred revenue relates to payments received in advance of performance under the contract. Deferred revenue is recognized as revenue as the Company performs under the contract.
During the fiscal year ended April 30, 2024, changes in contract assets and liabilities were not materially impacted by any other factors. Approximately 100% of the contract liability balance at April 30, 2024 is expected to be recognized as revenue during fiscal year 2025.
Note 3—Inventories
Inventories consisted of the following at April 30:

(in thousands)	2024	2023
Finished goods	$3,042	$3,412
Work-in-process	1,931	2,380
Materials and components	15,706	16,097
Total inventories	$20,679	$21,889
At April 30, 2024 and 2023, the Company's international subsidiaries' inventories were $3,239,000 and $2,740,000, respectively, measured using the lower of cost or net realizable value under the FIFO method and are included in the above tables.

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
At April 30, 2024, there was $3,000,000 outstanding under the Revolving Credit Facility, with remaining borrowing capacity under the Revolving Credit Facility of $11,587,000. At April 30, 2023, there was $3,548,000 outstanding under the Revolving Credit Facility, with remaining borrowing capacity under the Revolving Credit Facility of $10,286,000. The borrowing rate under the Revolving Credit Facility was 9.54% and 9.02% as of April 30, 2024 and 2023, respectively. The Company was in compliance with all financial covenants under its revolving credit facility at April 30, 2024 and 2023. In addition, the Company's International subsidiaries had a balance outstanding of $99,000 and $39,000 in short-term borrowings related to overdraft protection and short-term loan arrangements at April 30, 2024 and 2023, respectively.
At April 30, 2024, there were foreign bank guarantees outstanding to customers in the amounts of $7.1 million, $435,000, and $226,000 with expiration dates in fiscal years 2025, 2026, and 2027, respectively, collateralized by certain assets of the Company's subsidiaries in India. At April 30, 2023, there were bank guarantees issued by foreign banks outstanding to customers in the amounts of $5.2 million, $142,000, $3,000, and $233,000 with expiration dates in fiscal years 2024, 2025, 2026, and 2027, respectively, collateralized by certain assets of the Company's subsidiaries in India.
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
As of April 30, 2024, the carrying value of the financing liability was $28,133,000, net of $648,000 in debt issuance costs, of which $713,000 was classified as current on the Consolidated Balance Sheet with $27,420,000 classified as long-term. As of April 30, 2023, the carrying value of the financing liability was $28,774,000, net of $708,000 in debt issuance costs, of which $642,000 was classified as current on the Consolidated Balance Sheet with $28,132,000 classified as long-term. The monthly lease payments are split between a reduction of principal and interest expense using the effective interest rate method. Interest expense associated with the financing arrangement was $1,287,000 and $1,316,000 for the years ended April 30, 2024 and 2023, respectively.
The Company will depreciate the building down to zero over the 20-year assumed economic life of the Property so that at the end of the lease term, the remaining carrying amount of the financing liability will equal the carrying amount of the land of $41,000.
Remaining future cash payments related to the financing liability for the fiscal years ending April 30 are as follows:

($ in thousands)
2025	$1,970
2026	2,009
2027	2,049
2028	2,090
2029	2,132
Thereafter	31,736
Total Minimum Liability Payments	41,986
Imputed Interest	(13,853)
Total	$28,133
Note 6—Income Taxes
Effective August 1, 2019, the Company elected to revoke the indefinite reinvestment of foreign unremitted earnings position set forth by ASC 740-30-25-17 for multiple foreign subsidiaries. As a result of this election, the Company recorded a tax withholding expense imposed by the India Income Tax Department of $371,000 and $406,000 for the years ended April 30, 2024 and 2023, respectively.
The Company's accounting policy with respect to the Global Intangible Low-Taxed Income ("GILTI") tax rules is that GILTI will be treated as a periodic charge in the year in which it arises.
Income tax (benefit) expense consisted of the following:

$ in thousands	2024	2023
Current tax (benefit) expense:
Federal	$2,332	$691
State and local	65	197
Foreign	2,661	1,736
Total current tax expense	5,058	2,624
Deferred tax (benefit) expense:
Federal	(10,378)	—
State and local	(893)	—
Foreign	275	515
Total deferred tax (benefit) expense	(10,996)	515
Net income tax (benefit) expense	$(5,938)	$3,139

The reasons for the differences between the above net income tax (benefit) expense and the amounts computed by applying the statutory federal income tax rate to earnings before income taxes are as follows:

$ in thousands	2024	2023
Income tax expense at statutory rate	$2,755	$945
State and local taxes, net of federal income tax benefit	575	(119)
Tax credits	(355)	(433)
Effects of differing US and foreign tax rates	243	260
Effect of pension settlement	(3,870)	—
Return to provision adjustment	743	413
Impact of foreign subsidiary income to parent	96	99
Increase (decrease) in valuation allowance	(6,579)	1,667
Deferred taxes on unremitted earnings	371	406
Other items, net	83	(99)
Net income tax (benefit) expense	$(5,938)	$3,139
Significant items comprising deferred tax assets and liabilities as of April 30 were as follows:

$ in thousands	2024	2023
Deferred tax assets:
Accrued employee benefit expenses	$152	$153
Allowance for credit losses	151	114
Deferred compensation	950	1,156
Tax credits (state, net of federal benefits)	170	170
Foreign tax credit carryforwards	638	638
Section 174 R&E Addback	2,303	1,558
Unrecognized actuarial loss, defined benefit plans	—	1,064
Inventory reserves and capitalized costs	296	201
Net operating loss carryforwards	152	249
Proceeds on Sale Leaseback	6,316	6,963
Operating lease liabilities	1,211	1,558
Other	332	254
Total deferred tax assets	12,671	14,078
Deferred tax liabilities:
Book basis in excess of tax basis of property, plant and equipment	(1,678)	(1,417)
Book basis in excess of tax basis of Sale Leaseback property	(1,028)	(1,106)
Prepaid pension	—	(919)
APB 23 Assertion	(1,572)	(1,318)
Right of use assets	(1,142)	(1,526)
Debt Issuance Cost on Sale Leaseback	(142)	(167)
Total deferred tax liabilities	(5,562)	(6,453)
Valuation allowance	(926)	(8,568)
Net deferred tax liabilities	$6,183	$(943)
Deferred tax assets (liabilities) classified in the balance sheet:
Deferred tax assets, non-current	$7,401	$—
Deferred tax liabilities, non-current	(1,218)	(943)
Net deferred tax assets (liabilities)	$6,183	$(943)
The Company is required to evaluate the realization of the deferred tax asset and any requirement for a valuation allowance in accordance with ASC 740-10-30-2(b). This guidance provides that the future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on sufficient taxable income of the appropriate character within the carryback or carryforward period available under the tax law. The Company evaluates all available evidence, both positive and negative, to determine the amount of any required valuation allowance. As of April 30, 2024, our deferred tax assets primarily related to proceeds on a prior sale leaseback and Section 174 research and expenditures addbacks. A valuation allowance of $926,000 and $8,568,000 was recorded against our net deferred tax asset balance as of April 30, 2024 and 2023, respectively. For the year ended April 30, 2024, we recorded a net decrease in valuation allowance of $6,579,000, as compared to a net increase of $1,667,000 for the year ended April 30, 2023, based on management's reassessment of the amount of its deferred tax assets that are more likely than not to be realized.
The Company files federal, state and local tax returns with statutes of limitation generally ranging from 3 to 4 years. The Company is generally no longer subject to federal tax examinations for years prior to fiscal year 2020 or state and local tax examinations for years prior to fiscal year 2019. Tax returns filed by the Company's significant foreign subsidiaries are generally subject to statutes of limitations of 3 to 7 years and are generally no longer subject to examination for years prior to fiscal year 2018. The Company has no unrecognized tax benefits.
Note 7 - Stock Options and Share-Based Compensation
The Company's stockholders approved the 2023 Omnibus Incentive Plan ("2023 Plan") in August, 2023, which enables the Company to grant a broad range of equity based awards, with potential recipients including directors, consultants and employees. The 2023 Plan replaced the 2017 Omnibus Incentive Plan (the "2017 Plan"). All outstanding equity granted under the 2017 Plan remain subject to, and will be settled under, the 2017 Plan. At the date of approval of the 2023 Plan, there were 64,633 shares available for new awards under the 2017 Plan, and 168,791 shares available for issuance under equity awards outstanding under the 2017 Plan. These shares that were available for new awards and any shares subject to outstanding awards under the 2017 Plan that subsequently cease to be subject to such awards are available under the 2023 Plan. The 2023 Plan also increased the total number of shares reserved for issuance under the Company's equity compensation plans by 310,000, for a total of 374,633 shares initially reserved for issuance under the 2023 Plan. At April 30, 2024, there were 383,572 shares available for future issuance under the 2023 Plan.

Under the 2023 Plan and the 2017 Plan, in the aggregate, the Company recorded stock-based compensation expense for employees of $1,018,000 and $845,000 and deferred income tax benefit of $223,000 and $199,000 in fiscal years 2024 and 2023, respectively. The RSUs granted under the 2023 Plan and the 2017 Plan include grants with both a service and performance component vesting over a 3 year period and grants with only service components vesting over a 3 year period. The recognized expense is based upon the vesting period for service criteria and estimated attainment of the performance criteria at the end of the performance period based on the ratio of cumulative days incurred to total days over the performance period. The remaining estimated compensation expense of $1,656,000 will be recorded over the remaining vesting periods.

The fair value of each RSU granted to employees was estimated on the date of grant based on the weighted average price of the Company's stock reduced by the present value of the expected dividend stream during the vesting period using the risk-free interest rate. The Company issued new shares of common stock to satisfy RSUs that vested during fiscal year 2024. The following table summarizes the RSU activity and weighted averages.

	2024		2023
	Number of RSUs	Weighted Average Grant Date Fair Value	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	159,640	$11.94	144,827	$12.24
Granted	117,747	$15.97	87,969	$13.43
Vested	(103,519)	$11.03	(50,315)	$13.86
Forfeited	(5,077)	$10.54	(22,841)	$15.37
Outstanding at end of year	168,791	$15.35	159,640	$11.94

The stockholders approved the 2008 Key Employee Stock Option Plan in fiscal year 2009 which allowed the Company to grant options on an aggregate of 300,000 shares of the Company's common stock and an amendment to the plan in August 2015, authorizing an additional 300,000 shares. Under the plan, options were granted at not less than the fair market value at the date of grant with options exercisable in such installments, for such terms (up to 10 years). This plan was replaced by the 2017 Omnibus Plan with all outstanding options granted under the prior plan to remain subject to the prior plan. The last grant of options, issued on August 31, 2016, under the prior plan will expire August 31, 2026. The Company did not record any compensation expense related to outstanding stock options in fiscal years 2024 or 2023.

The Company issued new shares of common stock to satisfy options exercised during fiscal years 2024 and 2023. Stock option activity and weighted average exercise price are summarized as follows:

	2024		2023
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	33,900	$19.97	47,400	$19.34
Canceled	(3,700)	$16.09	(7,850)	$20.08
Exercised	(5,500)	$22.21	(5,650)	$14.54
Outstanding at end of year	24,700	$20.05	33,900	$19.97

Exercisable at end of year	24,700	$20.05	33,900	$19.97
The number of options outstanding, exercisable, and their weighted average exercise prices were within the following ranges at April 30, 2024:

$15.85-$23.62
Options outstanding	24,700
Weighted average exercise price	$20.05
Weighted average remaining contractual life	1.68 years
Aggregate intrinsic value	$386,584
Options exercisable	24,700
Weighted average exercise price	$20.05
Aggregate intrinsic value	386,584

Note 8 - Stockholder's Equity
Common Stock
The Company is authorized to issue 5,000,000 shares of Common Stock, par value of $2.50 per share. Holders of the Company's Common Stock are entitled to 1 vote per share. At April 30, 2024, and April 30, 2023, there were approximately 2,839,000 and 2,830,000 shares, respectively, of Common Stock issued and outstanding. The Company has not declared or paid any dividends with respect to its Common Stock during the fiscal year ended April 30, 2024. The declaration and payment of any future dividends is at the discretion of the Board of Directors and will depend upon many factors, including the Company's earnings, capital requirements, investment and growth strategies, financial conditions, the terms of the Company's indebtedness, which contains provisions that could limit the payment of dividends in certain circumstances, and other factors that the Board of Directors may deem to be relevant.
Share Repurchase Program
On August 31, 2023, the Board of Directors of the Company adopted a share repurchase program with authorization to repurchase up to 100,000 shares. There is no expiration date and currently, management has no plans to terminate this program. During the fiscal year ended April 30, 2024, the Company repurchased 66,191 shares of the Company's common stock for approximately $1,992,000, excluding other costs such as broker commissions and fees.
The following table summarizes share repurchase activity for the three months ended April 30, 2024:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
February 1 - 29	6,932	$29.18	6,932	63,612
March 1 - 31	12,758	$31.63	12,758	50,854
April 1 - 30	17,045	$35.11	17,045	33,809
	36,735		36,735

(1) On August 31, 2023, the Board of Directors of Kewaunee Scientific Corporation (the "Company") adopted a share repurchase program with authorization to repurchase up to 100,000 shares of our Company's common stock, which commenced on September 1, 2023 and has no expiration date. The share repurchase program is designed to help offset the impact of future share dilution from employee stock issuances. The timing and amount of any repurchases under this program will be determined by the Company's management at its discretion based upon its ongoing assessments of the capital needs of the business, the market price of the Company's common stock and general market conditions. Share repurchases under this program may be made through a variety of methods including open-market purchases, block trades, exchange transactions or any combination thereof. The program does not obligate the Company to acquire any particular amount of its common stock, and the share repurchase program may be suspended or discontinued at any time at the Company's discretion.
(2)     Excludes other costs such as broker commissions and fees.

Transactions that occurred under the share repurchase program prior to the fourth quarter of fiscal year 2024 are presented in Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, in the corresponding interim report on Form 10-Q for the periods ended October 31, 2023 and January 31, 2024, respectively.

Note 9 - Accumulated Other Comprehensive Income (Loss)
The Company's other comprehensive income (loss) consists of unrealized gains and losses on the translation of the assets, liabilities, and equity of its foreign subsidiaries, and additional minimum pension liability adjustments, net of income taxes. The before tax income (loss), related income tax effect, and accumulated balances are as follows:

$ in thousands	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balance at April 30, 2022	$(2,543)	$(1,199)	$(3,742)
Foreign currency translation adjustment	(290)	—	(290)
Change in unrecognized actuarial loss on pension obligations	—	590	590
Balance at April 30, 2023	(2,833)	(609)	(3,442)
Foreign currency translation adjustment	(549)	(49)	(598)
Change in unrecognized actuarial loss on pension obligations	—	509	509
Settlement loss included in net income	—	4,019	4,019
Income taxes on postretirement benefit plans	—	(3,870)	(3,870)
Balance at April 30, 2024	$(3,382)	$—	$(3,382)

Note 10 - Leases, Commitments and Contingencies
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
The Company has operating type leases for real estate and equipment in both the U.S. and internationally and financing leases for equipment in the United States. ROU assets totaled $7,454,000 and $9,170,000 at April 30, 2024 and 2023, respectively. Operating cash paid to settle lease liabilities was $2,594,000 and $2,278,640 for the fiscal year ended April 30, 2024 and 2023, respectively. The Company's leases have remaining lease terms of up to 8 years. In addition, some of the leases may include options to extend the leases for up to 5 years or options to terminate the leases within 1 year. Operating lease expense was $3,458,000 for the twelve months ended April 30, 2024, inclusive of period cost for short-term leases, not included in lease liabilities, of $864,000. Operating lease expense was $3,344,000 for the fiscal year ended April 30, 2023, inclusive of period cost for short-term leases, not included in lease liabilities, of $1,065,000.
At April 30, 2024, the weighted average remaining lease term for the capitalized operating leases was 4.2 years and the weighted average discount rate was 5.1%. At April 30, 2023, the weighted average remaining lease term for the capitalized operating leases was 5.1 years and the weighted average discount rate was 5.0%. For the financing leases, the weighted average remaining lease term was 4.5 years and the weighted average discount rate was 8.3% at April 30, 2024 as compared to 3.1 years and 6.8% at April 30, 2023. As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable.

Future minimum payments under the non-cancelable lease arrangements for the fiscal years ending April 30 are as follows:

($ in thousands)	Operating	Financing
2025	$2,437	$131
2026	1,956	112
2027	1,656	40
2028	1,059	40
2029	800	40
Thereafter	1,894	56
Total Minimum Lease Payments	9,802	419
Imputed Interest	(2,245)	(73)
Total	$7,557	$346
In November 2023, the Company entered into a new lease that has not yet commenced as of April 30, 2024 with future minimum lease payments in aggregate of $681,000 that are not yet reflected on the Condensed Consolidated Balance Sheet. This lease is expected to commence in the second quarter of fiscal year 2025 with a lease term of 3 years.
The Company is involved in certain claims and legal proceedings in the normal course of business which management believes will not have a material adverse effect on the Company's consolidated financial condition or results of operations.
Note 11 - Retirement Benefits
Defined Benefit Plans
During the year ended April 30 ,2024, the Company settled its non-contributory defined benefit plans by transferring approximately $17.8 million of pension obligations through the purchase of group annuity contracts for all remaining liabilities under the pension plan. In connection with the transfer, the Company contributed $287,000 in cash to the pension plan, which was intended to fully fund the Company’s remaining defined benefit pension liabilities. These non-contributory defined benefit pension plans, which covered some domestic employees, were amended as of April 30, 2005. Following this amendment, no further benefits have been earned under the plans, and no additional participants have been added. The defined benefit plan for salaried employees provides pension benefits that are based on each employee's years of service and average annual compensation during the last ten consecutive calendar years of employment as of April 30, 2005. The benefit plan for hourly employees provides benefits at stated amounts based on years of service as of April 30, 2005.

The change in projected benefit obligations and the change in fair value of plan assets for the non-contributory defined benefit pension plans for each of the years ended April 30 are summarized as follows:

$ in thousands	2024	2023
Accumulated Benefit Obligation, April 30	$—	$18,368
Change in Projected Benefit Obligations
Projected benefit obligations, beginning of year	$18,368	$20,022
Interest cost	890	845
Actuarial gain (loss)	53	(1,113)
Actual benefits paid	(1,558)	(1,386)
Transfer to insurer	(17,753)	—
Projected benefit obligations, end of year	$—	$18,368
Change in Plan Assets
Fair value of plan assets, beginning of year	$17,732	$18,867
Actual return on plan assets	1,292	251
Employer contributions	287	—
Actual benefits paid	(1,558)	(1,386)
Transfer to insurer	(17,753)	—
Fair value of plan assets, end of year	$—	$17,732
Funded status—under	$—	$(636)
Amounts Recognized in the Consolidated Balance Sheets consist of:
Non-current liabilities	$—	$(636)
Amounts Recognized in Accumulated Other Comprehensive Income (Loss) Consist of:
Net actual loss	$—	$4,526
Deferred tax benefit	—	(1,064)
After-tax actuarial loss	$—	$3,462
Weighted-Average Assumptions Used to Determine Benefit Obligations at April 30
Discount rate	N/A	5.10%
Rate of compensation increase	N/A	N/A
Mortality table	N/A	Pri-2012
Projection scale	N/A	MP-2021

	Year Ended April 30,
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost	2024	2023
Discount rate	N/A	5.10%
Expected long-term return on plan assets	N/A	7.75%
Rate of compensation increase	N/A	N/A
The components of the net periodic pension (income) expense for each of the fiscal years ended April 30 are as follows:

$ in thousands	2024	2023
Interest cost	$890	$845
Expected return on plan assets	(1,312)	(1,402)
Recognition of net loss	580	628
Net periodic pension expense	$158	$71
Effect of settlement	4,019	—
Total net periodic pension expense plus special events	$4,177	$71

Plan assets by asset categories as of April 30, 2023 were as follows:

$ in thousands	2023
Asset Category	Amount	%
Equity Securities	$12,724	72
Fixed Income Securities	4,845	27
Cash and Cash Equivalents	163	1
Totals	$17,732	100
The following tables present the fair value of the assets in the Company's defined benefit pension plans at April 30, 2023:

	2023
Asset Category	Level 1	Level 2	Level 3
Large Cap	$7,326	$—	$—
Small/Mid Cap	2,326	—	—
International	1,743	—	—
Emerging Markets	702	—	—
Fixed Income	4,845	—	—
Liquid Alternatives	627	—	—
Cash and Cash Equivalents	163	—	—
Totals	$17,732	$—	$—
Level 1 retirement plan assets include United States currency held by a designated trustee and equity funds of common and preferred securities issued by domestic and foreign corporations. These equity funds are traded actively on exchanges and price quotes for these shares are readily available.
Defined Contribution Plan
The Company has a defined contribution plan covering substantially all domestic salaried and hourly employees. The plan provides benefits to all employees who have attained age 21, completed three months of service, and who elect to participate. The plan provides that the Company make matching contributions equal to 100% of the employee's qualifying contribution up to 3% of the employee's compensation, and make matching contributions equal to 50% of the employee's contributions between 3% and 5% of the employee's compensation, resulting in a maximum employer contribution equal to 4% of the employee's compensation. The Company's matching contributions were $957,000 and $932,000 for years ending April 30, 2024 and 2023. Additionally, the plan provides that the Company may elect to make a non-matching contribution for participants employed by the Company on December 31 of each year. The Company did not elect to make a non-matching contribution in fiscal years 2024 and 2023.
Note 12 - Segment Information
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

The following table shows revenues, earnings, and other financial information by business segment and unallocated corporate expenses for each of the years ended April 30:

$ in thousands	Domestic	International	Corporate	Total
Fiscal Year 2024
Revenues from external customers	$137,238	$66,517	$—	$203,755
Intersegment revenues	636	4,062	(4,698)	—
Depreciation	2,524	408	193	3,125
Earnings (loss) before income taxes	15,048	6,295	(8,224)	13,119
Income tax expense (benefit)	3,240	2,935	(12,113)	(5,938)
Net earnings attributable to non-controlling interest	—	304	—	304
Net earnings (loss) attributable to Kewaunee Scientific Corporation	11,808	3,055	3,890	18,753
Segment assets	91,656	43,110	—	134,766
Expenditures for segment assets	3,759	614	—	4,373
Revenues (excluding intersegment) from customers in foreign countries	1,175	66,517	—	67,692

Fiscal Year 2023
Revenues from external customers	$146,716	$72,778	$—	$219,494
Intersegment revenues	1,604	9,822	(11,426)	—
Depreciation	2,394	282	191	2,867
Earnings (loss) before income taxes	3,408	7,382	(6,292)	4,498
Income tax expense	—	2,250	889	3,139
Net earnings attributable to non-controlling interest	—	621	—	621
Net earnings (loss) attributable to Kewaunee Scientific Corporation	3,408	4,511	(7,181)	738
Segment assets	80,000	38,898	—	118,898
Expenditures for segment assets	2,856	1,292	—	4,148
Revenues (excluding intersegment) from customers in foreign countries	2,559	72,778	—	75,337

Consent Of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in the Registration Statements on Forms S‑8 (Nos. 333-274371, 333‑160276, 333‑176447, 333‑213413, and 333‑220389) of Kewaunee Scientific Corporation of our reports dated June 28, 2024, with respect to the consolidated financial statements of Kewaunee Scientific Corporation, included in this Annual Report on Form 10‑K for the year ended April 30, 2024.

/s/ Forvis Mazars, LLP

Atlanta, Georgia
June 28, 2024
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are intended to ensure that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 (the "Exchange Act") is properly and timely recorded, processed, summarized, and reported. Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures as of April 30, 2024 pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective. In designing disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives, and that management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded the Company maintained effective internal control over financial reporting as of April 30, 2024.
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

Item 9B. Other Information
On June 26, 2024 (the "Effective Date"), Kewaunee Scientific Corporation (the "Company") and Donald T. Gardner III, the Company's Vice President, Finance and Chief Financial Officer, entered into a Retention Bonus Agreement (the "Agreement"). Pursuant to the terms of the Agreement, Mr. Gardner will be paid a cash retention bonus in the amount of $150,000 (the "Bonus"). If Mr. Gardner voluntarily resigns from employment with the Company other than for Good Reason, or if the Company terminates Mr. Gardner's employment for Cause, in each case before the date that is 36 months from the Effective Date, Mr. Gardner will reimburse the Company 100% of the gross amount of the Bonus. For purposes of the Agreement, Cause and Good Reason have the definitions ascribed to those terms in the Change of Control Employment Agreement, dated as of June 18, 2019, by and between the Company and Mr. Gardner, a copy of which was filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 21, 2019. This summary of the material terms of the Agreement is qualified in its entirety by reference to the full text of the Agreement, which is filed as Exhibit 10.22 to this Annual Report on Form 10-K.
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
During the three months ended April 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed the Company of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
(a)The information appearing in the sections entitled "Election of Directors" and "Meetings and Committees of the Board" included in our Proxy Statement for use in connection with our annual meeting of stockholders to be held on August 28, 2024 (the "Proxy Statement") is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of our most recently completed fiscal year.
(b)The names and ages of our executive officers as of June 28, 2024 and their business experience during the past five years are set forth below:
Executive Officers

Name	Age	Position
Thomas D. Hull III	48	President and Chief Executive Officer
Donald T. Gardner III	45	Vice President, Finance, Chief Financial Officer, Treasurer and Secretary
Ryan S. Noble	46	Vice President, Sales and Marketing—Americas
Elizabeth D. Phillips	47	Vice President, Human Resources
Mandar Ranade	50	Vice President of Information Technology and Engineering
Douglas J. Batdorff	51	Vice President of Manufacturing Operations
Boopathy Sathyamurthy	55	Vice President, Kewaunee Scientific Corporation Singapore Pte. Ltd., Managing Director, International Operations
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
Ryan S. Noble joined the Company in July 2018 as Vice President of Sales and Marketing - Americas. He has a Bachelor of Science degree from the University of Tennessee. Prior to joining the Company, he was a Regional Sales Director at Wausau Window and Wall Systems, a manufacturer of metal and glass solutions for commercial buildings from 2014 to 2018. From 2008 to 2014, he held several sales management positions at AGC Glass Company, a glass and high performance coatings manufacturer for architectural, residential, interior, and industrial applications.
Elizabeth D. Phillips joined the Company in August 2006 as Human Resources and Training Manager. She was promoted to Director of Human Resources in June 2007 and was elected Vice President of Human Resources in June 2009. Ms. Phillips has a Bachelor of Science degree in Psychology and a Minor in Management from Western Carolina University and holds HR certifications to include SPHR and SHRM-SCP. Prior to joining the Company, she held Human Resources leadership positions at Thomasville Furniture and Hickory Chair and lastly, prior to joining Kewaunee, was Director of Human Resources for Vanguard Furniture Co., Inc., a manufacturer of household furniture, from April 2004 until August 2006.

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
Bhoopathy Sathyamurthy joined the Company in 2000 as General Manager of India Operations and Kewaunee Labway India Pvt. Ltd. He was subsequently promoted to Managing Director of Kewaunee Labway India Pvt. Ltd. He has served as Managing Director of International Operations, which includes responsibilities for all sales and operations in Asia, as well as sales efforts in the Middle East, since September 2013. Mr. Sathyamurthy was elected Vice President of Kewaunee Scientific Corporation Singapore Pte. Ltd., the holding company for Kewaunee's subsidiaries in India and Singapore, in September 2014. He holds a Bachelor Degree in Mechanical Engineering from University of Madras and a Masters of Business Administration from University of Madras.
Code of Ethics
A copy of our code of ethics that applies to our Chief Executive Officer and Chief Financial Officer, entitled "Ethics Obligations for Chief Executive Officer and Employees with Financial Reporting Responsibilities," is available free of charge through our website at www.kewaunee.com. The reference to our website does not constitute incorporation by reference of any information contained at that site. We intend to satisfy any disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Ethics by posting such information on our website.
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

The following table sets forth certain information as of April 30, 2024 with respect to compensation plans under which our equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation Plans approved by Security Holders:
2008 Key Employee Stock Option Plan	24,700	$20.05	—
2017 Omnibus Incentive Plan	168,791	—	—
2023 Omnibus Incentive Plan	—	—	383,572
Equity Compensation Plans not approved by Security Holders:	—	—	—
Total Equity Compensation Plans	193,491		383,572
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

PART IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed or incorporated by reference as part of this Annual Report:

		Page
(a)(1)	Consolidated Financial Statements
	Report of Independent Registered Public Accounting Firm	19
	Consolidated Statements of Operations—Years ended April 30, 2024 and 2023	20
	Consolidated Statements of Comprehensive Income—Years ended April 30, 2024 and 2023	21
	Consolidated Statements of Stockholders' Equity—Years ended April 30, 2024 and 2023	22
	Consolidated Balance Sheets—April 30, 2024 and 2023	23
	Consolidated Statements of Cash Flows—Years ended April 30, 2024 and 2023	24
	Notes to Consolidated Financial Statements	25
	Consent of Independent Registered Public Accounting Firm	43
(a)(2)	Consolidated Financial Statement Schedules
	Financial statement schedules have been omitted because the information required has been separately disclosed in the consolidated financial statements or related notes.
(a)(3)	Exhibits
	Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which is attached hereto at pages 49 through 51 and which is incorporated herein by reference.
Item 16. Form 10-K Summary
None.

KEWAUNEE SCIENTIFIC CORPORATION
Exhibit Index

			Reference
3	Articles of incorporation and bylaws
	3.1	Conformed copy of Restated Certificate of Incorporation (reflecting all amendments to date)	(12)
	3.3	By-Laws (as amended as of April 21, 2020)	(18)
4	Description of Registrant's Securities
	4.1	Description of Capital Stock	(15)
10	Material Contracts
	10.1*	Re-Established Retirement Plan for Salaried and Hourly Employees of Kewaunee Scientific Corporation (as amended and restated effective January 1, 2024)	(4)
	10.2*	Kewaunee Scientific Corporation Executive Severance Pay Policy	(2)
	10.3*	401(k) Incentive Savings Plan for Salaried and Hourly Employees of Kewaunee Scientific Corporation (as amended and restated effective June 29, 2015)	(7)
	10.3A*	First Amendment to the 401(k) Incentive Savings Plan for Salaried and Hourly Employees of Kewaunee Scientific Corporation (as amended and restated effective January 1, 2020)	(17)
	10.3B*	Second Amendment to the 401(k) Incentive Savings Plan for Salaried and Hourly Employees of Kewaunee Scientific Corporation effective May 15, 2023	(3)
	10.4*	Amended and Restated 2008 Key Employee Stock Option Plan effective August 26, 2015	(6)
	10.5	Credit and Security Agreement, dated as of December 19, 2022, by and among Kewaunee Scientific Corporation, Mid Cap Funding IV Trust, as agent, and the lenders from time to time party thereto	(9)
	10.6	Agreement for Purchase and Sale of Real Property dated as of December 22, 2021 between CAI Investments Sub Series 100, LLC and Kewaunee Scientific Corporation	(20)
	10.6A	First Amendment to the Agreement for Purchase and Sale of Real Property dated as of January 21, 2022	(20)
	10.6B	Second Amendment to the Agreement for Purchase and Sale of Real Property dated as of January 24, 2022	(20)
	10.6C	Third Amendment to the Agreement for Purchase and Sale of Real Property dated as of January 26, 2022	(20)
	10.6D	Fourth Amendment to the Agreement for Purchase and Sale of Real Property dated as of March 23, 2022	(12)
	10.7*	401Plus Executive Deferred Compensation Plan (as amended and restated January 1, 2009)	(5)
	10.7A*	Amendment No. One to the Kewaunee Scientific Corporation 401Plus Executive Deferred Compensation Plan	(5)
	10.7B*	Amendment No. Two to the Kewaunee Scientific Corporation 401Plus Executive Deferred Compensation Plan	(11)
	10.8*	Pension Equalization Plan (as amended and restated January 1, 2009)	(5)
	10.8A*	Amendment No. One to the Kewaunee Scientific Corporation Pension Equalization Plan	(5)
	10.9*	Kewaunee Scientific Corporation 2017 Omnibus Incentive Plan	(10)
	10.10*	Kewaunee Scientific Corporation 2023 Omnibus Incentive Plan, as amended	(8)
	10.11*	Offer Letter to Donald T. Gardner III dated April 2, 2019.	(13)
	10.12*	Change of Control Employment Agreement dated as of June 18, 2019 between Kewaunee Scientific Corporation and Thomas D. Hull III.	(14)
	10.13*	Change of Control Employment Agreement dated as of June 18, 2019 between Kewaunee Scientific Corporation and Donald T. Gardner III.	(14)
	10.14*	Change of Control Employment Agreement dated as of June 18, 2019 between Kewaunee Scientific Corporation and Elizabeth D. Phillips.	(14)
	10.15*	Change of Control Employment Agreement dated as of June 18, 2019 between Kewaunee Scientific Corporation and Ryan S. Noble.	(14)
	10.16*	Employment agreement dated October 1, 2017 between Kewaunee Labway India Pvt. Ltd and Bhoopathy Sathyamurthy.	(15)

		Reference
10.17*	Employment Agreement dated as of October 28, 2019 between Kewaunee Scientific Corporation and Mandar Ranade	(16)
10.18*	Change of Control Employment Agreement dated as of December 2, 2019 between Kewaunee Scientific Corporation and Mandar Ranade	(17)
10.19*	Offer Letter dated as of May 7, 2020 between Kewaunee Scientific Corporation and Douglas J. Batdorff	(19)
10.20*	Change of Control Employment Agreement dated as of June 1, 2020 between Kewaunee Scientific Corporation and Douglas J. Batdorff	(19)
10.21*	Retention Bonus Agreement, dated March 18, 2024, by and between Kewaunee Scientific Corporation and Thomas D. Hull III.	(21)
10.22*	Retention Bonus Agreement, dated June 26, 2024, by and between Kewaunee Scientific Corporation and Donald T. Gardner III	(1)
21.1	Subsidiaries of the Company	(1)
23.1	Consent dated June 28, 2024 of Forvis Mazars, LLP, Independent Registered Public Accounting Firm (incorporated by reference to page 43 of this Report on Form 10-K)	(1)
31.1	Certification of Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)	(1)
31.2	Certification of Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)	(1)
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(1)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(1)
97.1	Kewaunee Scientific Corporation Incentive-Based Compensation Recovery Policy	(1)
101.INS	XBRL Instance Document	(1)
101.SCH	XBRL Taxonomy Extension Schema Document	(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	(1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	(1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	(1)
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	(1)
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
(3)Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 2023, and incorporated herein by reference.
(4)Filed as an exhibit to the Kewaunee Scientific Corporation Quarterly Report to the Securities and Exchange Commission on Form 10-Q (Commission File No. 0-5286) for the quarterly period ended January 31, 2024, and incorporated herein by reference.
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
(8)Filed as an exhibit to the Kewaunee Scientific Corporation Quarterly Report to the Securities and Exchange Commission on Form 10-Q (Commission File No. 0-5286) for the quarterly period ended July 31, 2023, and incorporated herein by reference.
(9)Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on December 19, 2022, and incorporated herein by reference.
(10)Filed as Appendix A to the Kewaunee Scientific Corporation Proxy Statement for its Annual Meeting of Stockholders on August 30, 2017 (Commission File No. 0-5286) filed on July 21, 2017, and incorporated herein by reference.
(11)Filed as an exhibit to the Kewaunee Scientific Corporation Quarterly Report to the Securities and Exchange Commission on Form 10-Q (Commission File No. 0-5286) for the quarterly period ended January 31, 2018, and incorporated herein by reference.
(12)Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on March 30, 2022, and incorporated herein by reference.
(13)Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on April 30, 2019, and incorporated herein by reference.
(14)Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on June 21, 2019, and incorporated herein by reference.
(15)Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 2019, and incorporated herein by reference.
(16)Filed as an exhibit to the Kewaunee Scientific Corporation Quarterly Report to the Securities and Exchange Commission on Form 10-Q (Commission File No. 0-5286) for the quarterly period ended October 31, 2019, and incorporated herein by reference.
(17)Filed as an exhibit to the Kewaunee Scientific Corporation Quarterly Report to the Securities and Exchange Commission on Form 10-Q (Commission File No. 0-5286) for the quarterly period ended January 31, 2020, and incorporated herein by reference.
(18)Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on April 27, 2020, and incorporated herein by reference.
(19)Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 2020, and incorporated herein by reference.
(20)Filed as an exhibit to the Kewaunee Scientific Corporation Quarterly Report to the Securities and Exchange Commission on Form 10-Q (Commission File 0-5286) for the quarterly period ended January 31, 2022, and incorporated herein by reference.
(21)Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on March 22, 2024, and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEWAUNEE SCIENTIFIC CORPORATION

By:	/s/ Thomas D. Hull III
Thomas D. Hull III
President and Chief Executive Officer
Date: June 28, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on June 28, 2024.

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