Form 10-Q
period 2024-07-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2024-09-13
CIK 55529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 10, 2024, the registrant had outstanding 2,871,808 shares of Common Stock.

KEWAUNEE SCIENTIFIC CORPORATION
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2024

i

Part 1. Financial Information
Item 1.    Condensed Consolidated Financial Statements

Kewaunee Scientific Corporation
Condensed Consolidated Statements of Operations
(Unaudited)
($ and shares in thousands, except per share amounts)

	Three Months Ended July 31,
	2024	2023
Net sales	$48,393	$49,839
Cost of products sold	35,905	37,925
Gross profit	12,488	11,914
Operating expenses	9,913	8,106
Operating profit	2,575	3,808
Pension expense	—	(41)
Other income, net	327	75
Interest expense	(472)	(430)
Profit before income taxes	2,430	3,412
Income tax expense	192	897
Net earnings	2,238	2,515
Less: Net earnings attributable to the non-controlling interest	45	41
Net earnings attributable to Kewaunee Scientific Corporation	$2,193	$2,474

Net earnings per share attributable to Kewaunee Scientific Corporation stockholders
Basic	$0.77	$0.87
Diluted	$0.74	$0.86
Weighted average number of common shares outstanding
Basic	2,849	2,860
Diluted	2,967	2,885

See accompanying notes to Condensed Consolidated Financial Statements.

Kewaunee Scientific Corporation
Condensed Consolidated Statements of Comprehensive Earnings
(Unaudited)
($ in thousands)

	Three Months Ended July 31,
	2024	2023
Net earnings	$2,238	$2,515
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(116)	(144)
Other comprehensive loss	(116)	(144)
Comprehensive earnings, net of tax	2,122	2,371
Less: Comprehensive income attributable to the non-controlling interest	45	41
Comprehensive earnings attributable to Kewaunee Scientific Corporation	$2,077	$2,330

See accompanying notes to Condensed Consolidated Financial Statements.

Kewaunee Scientific Corporation
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
($ in thousands, except per share amounts)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Kewaunee Scientific Corporation Stockholders' Equity
Balance at April 30, 2024	$7,273	$5,406	$(2,051)	$47,514	$(3,382)	$54,760
Net earnings attributable to Kewaunee Scientific Corporation	—	—	—	2,193	—	2,193
Other comprehensive loss	—	—	—	—	(116)	(116)
Stock-based compensation	80	(894)	—	—	—	(814)
Balance at July 31, 2024	$7,353	$4,512	$(2,051)	$49,707	$(3,498)	$56,023

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Kewaunee Scientific Corporation Stockholders' Equity
Balance at April 30, 2023	$7,084	$5,059	$(53)	$28,761	$(3,442)	$37,409
Net earnings attributable to Kewaunee Scientific Corporation	—	—	—	2,474	—	2,474
Other comprehensive income	—	—	—	—	(144)	(144)
Stock-based compensation	185	(494)	—	—	—	(309)
Balance at July 31, 2023	$7,269	$4,565	$(53)	$31,235	$(3,586)	$39,430
See accompanying notes to Condensed Consolidated Financial Statements.

Kewaunee Scientific Corporation
Condensed Consolidated Balance Sheets
($ and shares in thousands, except per share amounts)

	July 31, 2024	April 30, 2024
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$24,211	$23,267
Restricted cash	975	2,671
Receivables, less allowance; $588; $588, on each respective date	43,545	45,064
Inventories	19,285	20,679
Prepaid expenses and other current assets	4,683	5,136
Total Current Assets	92,699	96,817
Property, plant and equipment, at cost	64,465	64,234
Accumulated depreciation	(47,353)	(46,585)
Net Property, Plant and Equipment	17,112	17,649
Right of use assets	6,944	7,454
Deferred income taxes	8,091	7,401
Other assets	7,172	5,445
Total Assets	$132,018	$134,766

Liabilities and Stockholders' Equity
Current Liabilities:
Short-term borrowings	$3,627	$3,099
Current portion of financing liability	731	713
Current portion of financing lease liabilities	113	111
Current portion of operating lease liabilities	2,031	2,123
Accounts payable	20,619	23,262
Employee compensation and amounts withheld	3,099	6,041
Deferred revenue	4,937	4,374
Other accrued expenses	1,530	1,057
Total Current Liabilities	36,687	40,780
Long-term portion of financing liability	27,227	27,420
Long-term portion of financing lease liabilities	222	235
Long-term portion of operating lease liabilities	5,111	5,434
Accrued pension and deferred compensation costs	3,523	3,008
Deferred income taxes	1,273	1,218
Other non-current liabilities	462	462
Total Liabilities	74,505	78,557
Commitments and Contingencies
Stockholders' Equity:
Common stock, $2.50 par value, Authorized – 5,000 shares; Issued – 2,941 shares; 2,909 shares; – Outstanding – 2,872 shares; 2,839 shares, on each respective date	7,353	7,273
Additional paid-in-capital	4,512	5,406
Retained earnings	49,707	47,514
Accumulated other comprehensive loss	(3,498)	(3,382)
Common stock in treasury, at cost, 70 shares, on each respective date	(2,051)	(2,051)
Total Kewaunee Scientific Corporation Stockholders' Equity	56,023	54,760
Non-controlling interest	1,490	1,449
Total Stockholders' Equity	57,513	56,209
Total Liabilities and Stockholders' Equity	$132,018	$134,766

See accompanying notes to Condensed Consolidated Financial Statements.

Kewaunee Scientific Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)
($ in thousands)

	Three Months Ended July 31,
	2024	2023
Cash flows from operating activities:
Net earnings	$2,238	$2,515
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation	815	718
Provision for credit losses	11	125
Stock-based compensation expense	318	183
Deferred income taxes	(635)	46
Change in assets and liabilities:
Receivables	1,508	3,496
Inventories	1,393	(237)
Accounts payable and other accrued expenses	(5,113)	(226)
Deferred revenue	563	2,970
Other, net	(1,892)	(1,418)
Net cash (used in) provided by operating activities	(794)	8,172
Cash flows from investing activities:
Capital expenditures	(278)	(1,654)
Net cash used in investing activities	(278)	(1,654)
Cash flows from financing activities:
Proceeds from short-term borrowings	38,479	40,597
Repayments on short-term borrowings	(37,951)	(39,130)
Payments on sale-leaseback financing transaction	(174)	(157)
Payments on long-term lease obligations	(11)	(4)
Net cash provided by financing activities	343	1,306
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(23)	(71)
(Decrease) increase in cash, cash equivalents and restricted cash	(752)	7,753
Cash, cash equivalents and restricted cash, beginning of period	25,938	13,815
Cash, cash equivalents and restricted cash, end of period	$25,186	$21,568

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
These interim Condensed Consolidated Financial Statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of these financial statements and should be read in conjunction with the Consolidated Financial Statements and Notes included in the Company's 2024 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. The Condensed Consolidated Balance Sheet as of April 30, 2024 included in this interim period filing has been derived from the audited consolidated financial statements at that date, but does not include all of the information and related notes required by GAAP for complete financial statements.
The preparation of the interim Condensed Consolidated Financial Statements requires management to make certain estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

B. Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less. During the three months ended July 31, 2024 and twelve months ended April 30, 2024, the Company had cash deposits in excess of FDIC insured limits. The Company has not experienced any losses from such deposits. Restricted cash includes bank deposits of subsidiaries used for performance guarantees against customer orders and domestic bank deposits used as collateral for an outstanding letter of credit.
The Company includes restricted cash along with the cash balance for presentation in the Condensed Consolidated Statements of Cash Flows. The reconciliation between the Condensed Consolidated Balance Sheet and the Condensed Consolidated Statement of Cash Flows is as follows (in thousands):

	July 31, 2024	April 30, 2024
Cash and cash equivalents	$24,211	$23,267
Restricted cash	975	2,671
Total cash, cash equivalents and restricted cash	$25,186	$25,938

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

Disaggregated Revenue
A summary of net sales transferred to customers over time and at a point in time for the periods ended July 31, 2024 and July 31, 2023 is as follows (in thousands):

	Three Months Ended
	July 31, 2024			July 31, 2023
	Domestic	International	Total	Domestic	International	Total
Over Time	$34,389	$12,870	$47,259	$33,904	$14,419	$48,323
Point in Time	1,134	—	1,134	1,516	—	1,516
Total	$35,523	$12,870	$48,393	$35,420	$14,419	$49,839

Contract Balances
The closing balances of contract assets included $10,722,000 in accounts receivable and $190,000 in other assets at July 31, 2024. The opening balance of contract assets arising from contracts with customers included $11,840,000 in accounts receivable and $312,000 in other assets at April 30, 2024. The closing and opening balances of contract liabilities included in deferred revenue arising from contracts with customers were $4,937,000 at July 31, 2024 and $4,374,000 at April 30, 2024. The timing of revenue recognition, billings and cash collections results in accounts receivable, unbilled receivables, and deferred revenue which are disclosed in the Condensed Consolidated Balance Sheets and in the Notes to the Condensed Consolidated Financial Statements. In general, the Company receives payments from customers based on a billing schedule established in its contracts. Unbilled receivables represent amounts earned which have not yet been billed in accordance with contractually stated billing terms and are included in receivables on the Condensed Consolidated Balance Sheets. Receivables are recorded when the right to consideration becomes unconditional and the Company has a right to invoice the customer. Deferred revenue relates to payments received in advance of performance under the contract. Deferred revenue is recognized as revenue as (or when) the Company performs under the contract. Approximately 100% of the contract liability balances at April 30, 2024 and July 31, 2024 are expected to be recognized as revenue during the respective succeeding 12 months.
D. Inventories
The Company measures inventory using the first-in, first-out method at the lower of cost or net realizable value. Inventories consisted of the following (in thousands):

	July 31, 2024	April 30, 2024
Finished products	$3,175	$3,042
Work in process	1,493	1,931
Raw materials	14,617	15,706
Total	$19,285	$20,679
The Company's International subsidiaries' inventories were $3,055,000 at July 31, 2024 and $3,239,000 at April 30, 2024 and are included in the above tables.

E. Fair Value of Financial Instruments
The Company's financial instruments consist primarily of cash and equivalents, mutual funds, short-term borrowings, and the cash surrender value of life insurance policies. The carrying value of these assets and liabilities approximates their fair value. The following tables summarize the Company's fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of July 31, 2024 and April 30, 2024 (in thousands):

	July 31, 2024
Financial Assets	Level 1	Level 2	Total
Trading securities held in non-qualified compensation plans (1)	$1,654	$—	$1,654
Cash surrender value of life insurance policies (1)	—	1,468	1,468
Total	$1,654	$1,468	$3,122
Financial Liabilities
Non-qualified compensation plans (2)	$—	$3,523	$3,523
Total	$—	$3,523	$3,523

	April 30, 2024
Financial Assets	Level 1	Level 2	Total
Trading securities held in non-qualified compensation plans (1)	$1,565	$—	$1,565
Cash surrender value of life insurance policies (1)	—	1,077	1,077
Total	$1,565	$1,077	$2,642
Financial Liabilities
Non-qualified compensation plans (2)	$—	$3,009	$3,009
Total	$—	$3,009	$3,009
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

F. Long-term Debt and Other Credit Arrangements
At July 31, 2024, advances of $3.0 million were outstanding under the Revolving Credit Facility, with remaining borrowing capacity under the Revolving Credit Facility of $10.8 million. The borrowing rate under the Revolving Credit Facility was 9.56% as of July 31, 2024. In addition, the Company's International subsidiaries had a balance outstanding of $627,000 in short-term borrowings related to overdraft protection and short-term loan arrangements at July 31, 2024. The Company was in compliance with all of the financial covenants under its Revolving Credit Facility as of July 31, 2024.
At April 30, 2024, advances of $3.0 million were outstanding under the Company's Revolving Credit Facility. Amounts available under the Revolving Credit Facility were $11.6 million at April 30, 2024. The borrowing rate under the Revolving Credit Facility was 9.54% as of April 30, 2024. The Company's International subsidiaries had a balance outstanding at April 30, 2024 of $99,000 in short-term borrowings related to overdraft protection and short-term loan arrangements. At April 30, 2024, the Company was in compliance with all of the financial covenants under its Revolving Credit Facility.

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
As of July 31, 2024, the carrying value of the financing liability was $27,958,000, net of $633,000 in debt issuance costs, of which $731,000 was classified as current on the Consolidated Balance Sheet with $27,227,000 classified as long-term. As of April 30, 2024, the carrying value of the financing liability was $28,133,000, net of $648,000 in debt issuance costs, of which $713,000 was classified as current on the Consolidated Balance Sheet with $27,420,000 classified as long-term. The monthly lease payments are split between a reduction of principal and interest expense using the effective interest rate method. Interest expense associated with the financing arrangement was $317,000 and $325,000 for the three months ended July 31, 2024 and July 31, 2023, respectively.
The Company will depreciate the building down to zero over the 20-year assumed economic life of the property so that at the end of the lease term, the remaining carrying amount of the financing liability will equal the carrying amount of the land of $41,000.
Remaining future cash payments related to the financing liability as of July 31, 2024 are as follows:

($ in thousands)
Remainder of fiscal 2025	$1,478
2026	2,009
2027	2,050
2028	2,090
2029	2,132
Thereafter	31,735
Total Minimum Liability Payments	41,494
Imputed Interest	(13,536)
Total	$27,958

H. Leases
The Company recognizes lease assets and lease liabilities reflecting the rights and obligations created by operating type leases for real estate and equipment in both the U.S. and internationally and financing leases for vehicles and IT equipment in the U.S. At July 31, 2024 and April 30, 2024, right-of-use assets totaled $6,944,000 and $7,454,000, respectively. Operating cash paid to settle lease liabilities was $658,000 and $639,000 for the three months ended July 31, 2024 and July 31, 2023, respectively. The Company's leases have remaining lease terms of up to 8 years. In addition, some of the leases may include options to extend the leases for up to 5 years or options to terminate the leases within 1 year. Operating lease expense was $882,000 for the three months ended July 31, 2024, inclusive of period cost for short-term leases, not included in lease liabilities, of $224,000. Operating lease expense was $867,000 for the three months ended July 31, 2023, inclusive of period cost for short-term leases, not included in lease liabilities, of $228,000.
At July 31, 2024, the weighted average remaining lease term for the capitalized operating leases was 4.1 years and the weighted average discount rate was 5.1%. For the financing leases, the weighted average remaining lease term was 4.3 years and the weighted average discount rate was 8.2%. As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of those lease payments. The Company uses the implicit rate when readily determinable.

Future minimum lease payments under non-cancelable leases as of July 31, 2024 were as follows:

($ in thousands)	Operating	Financing
Remainder of fiscal 2025	$1,796	$113
2026	1,977	112
2027	1,674	40
2028	1,080	40
2029	825	40
Thereafter	560	55
Total Minimum Lease Payments	7,912	400
Imputed Interest	(770)	(65)
Total	$7,142	$335
In November 2023, the Company entered into a new lease that has not yet commenced as of July 31, 2024 with future minimum lease payments in aggregate of $681,000 that are not yet reflected on the Condensed Consolidated Balance Sheet. This lease is expected to commence in the second quarter of fiscal year 2025 with a lease term of 3 years.
I. Stockholders' Equity

Common Stock
The Company is authorized to issue 5,000,000 shares of Common Stock, par value of $2.50 per share. Holders of the Company's Common Stock are entitled to one vote per share. As of July 31, 2024 and April 30, 2024, there were approximately 2,872,000 and 2,839,000 shares, respectively, of Common Stock issued and outstanding. The Company has not declared or paid any dividends with respect to its Common Stock during the three months ended July 31, 2024. The declaration and payment of any future dividends is at the discretion of the Board of Directors and will depend upon many factors, including the Company's earnings, capital requirements, investment and growth strategies, financial conditions, the terms of the Company's indebtedness, which contains provisions that could limit the payment of dividends in certain circumstances, and other factors that the Board of Directors may deem to be relevant.

Share Repurchase Program
On August 31, 2023, the Board of Directors of the Company adopted a share repurchase program with authorization to repurchase up to 100,000 shares. There is no expiration date and currently, management has no plans to terminate this program. The Company did not purchase any shares under its share repurchase program during the three months ended July 31, 2024. As of July 31, 2024, the total remaining purchase authorization was 33,809 shares.
J. Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the assumed exercise of outstanding options and the conversion of restricted stock units ("RSUs") under the Company's various stock compensation plans, except when RSUs and options have an antidilutive effect. There were no antidilutive RSUs and options outstanding at July 31, 2024. There were 33,700 antidilutive RSUs and options outstanding at July 31, 2023. The following is a reconciliation of basic to diluted weighted average common shares outstanding (in thousands):

	Three Months Ended
	July 31, 2024	July 31, 2023
Basic	2,849	2,860
Dilutive effect of stock options and RSUs	118	25
Weighted average common shares outstanding - diluted	2,967	2,885
K. Stock Options and Stock-based Compensation
The Company recognizes compensation costs related to stock options and other stock awards granted by the Company as operating expenses over their vesting period.

In August 2023, the stockholders approved the 2023 Omnibus Incentive Plan ("2023 Plan"), which enables the Company to grant equity-based awards, with potential recipients including directors, consultants, and employees. This plan replaces the 2017 Omnibus Incentive Plan ("2017 Plan"). No new awards will be granted under the prior plans. All outstanding options granted under the prior plans remain subject to, and will be settled upon exercise under, the prior plans. At the date of approval of the 2023 Plan, there were 64,633 shares available for issuance under the 2017 Plan. These shares and any outstanding awards that subsequently cease to be subject to such awards are available under the 2023 Plan. The 2023 Plan also increased the total number of shares reserved for issuance under the Company's equity compensation plans by 310,000, for a total of 374,633 shares initially reserved for issuance under the 2023 Plan. At July 31, 2024, there were 383,572 shares available for future issuance under the 2023 Plan.
In June 2024, the Company granted 47,940 RSUs under the 2023 Plan. These RSUs include both a service and a performance component, vesting over a three-year period. The recognized expense is based upon the vesting period for service criteria and estimated attainment of the performance criteria at the end of the three-year period, based on the ratio of cumulative days of service to total days over the three-year period. The Company recorded stock-based compensation expense of $318,000 during the three months ended July 31, 2024 with the remaining estimated stock-based compensation expense of $3,134,000 to be recorded over the remaining vesting periods. The Company recorded stock-based compensation expense of $173,000 during the three months ended July 31, 2023.

L. Income Taxes
Income tax expense of $192,000 and $897,000 was recorded for the three months ended July 31, 2024 and July 31, 2023, respectively. The effective tax rate was 7.9% and 26.3% for the three months ended July 31, 2024 and July 31, 2023, respectively. The effective tax rate for the current three month period reflects the impact of foreign operations which are taxed at different rates than the U.S. tax rate of 21%, combined with expected current year tax expense for the Company's domestic operations. In addition, the income tax expense recorded for the three months ended July 31, 2024 was favorably impacted by a discrete tax benefit of $421,000 resulting from the issuance of stock through the vesting of restricted stock units and the exercise of stock options during the quarter.
In August 2019, the Company revoked its indefinite reinvestment of foreign unremitted earnings position in compliance with ASC 740 "Income Taxes" and terminated its indefinite reinvestment of unremitted earnings assertion for the Singapore and Kewaunee Labway India Pvt. Ltd. international subsidiaries. The Company has a deferred tax liability of $1,626,000 and $1,572,000 for the withholding tax related to Kewaunee Labway India Pvt. Ltd. as of July 31, 2024 and April 30, 2024, respectively.
M. Defined Benefit Pension Plans
During the year ended April 30, 2024, the Company settled its non-contributory defined benefit plans by transferring approximately $17.8 million of pension obligations through the purchase of group annuity contracts for all remaining liabilities under the pension plan. In connection with the transfer, the Company contributed $287,000 in cash to the pension plans, which was intended to fully fund the Company’s remaining defined benefit pension liabilities. These non-contributory defined benefit pension plans, which covered some domestic employees, were amended as of April 30, 2005. Following this amendment, no further benefits have been earned under the plans, and no additional participants have been added. The defined benefit plan for salaried employees provides pension benefits that are based on each employee's years of service and average annual compensation during the last ten consecutive calendar years of employment as of April 30, 2005. The benefit plan for hourly employees provides benefits at stated amounts based on years of service as of April 30, 2005.

There were no Company contributions paid to the plans for the three months ended July 31, 2023. The Company assumed an expected long-term rate of return of 7.75% for the period ended July 31, 2023.

Pension expense consisted of the following (in thousands):

Three Months Ended
July 31, 2023
Service cost	$—
Interest cost	224
Expected return on plan assets	(328)
Recognition of net loss	145
Net periodic pension expense	$41

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
The following tables provide financial information by business segment and unallocated corporate expenses for the periods ended July 31, 2024 and 2023 (in thousands):

	Domestic Operations	International Operations	Corporate / Eliminations	Total
Three Months Ended July 31, 2024
Revenues from external customers	$35,523	$12,870	$—	$48,393
Intersegment revenues	113	1,348	(1,461)	—
Earnings (loss) before income taxes	3,635	787	(1,992)	2,430

Three Months Ended July 31, 2023
Revenues from external customers	$35,420	$14,419	$—	$49,839
Intersegment revenues	51	661	(712)	—
Earnings (loss) before income taxes	3,623	793	(1,004)	3,412

O. New Accounting Standards
In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures," which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this standard effective May 1, 2024 for its fiscal year 2025 annual reporting and subsequent interim periods. The adoption of this standard did not have a significant impact on the Company's consolidated financial position or results of operations.
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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The Company's 2024 Annual Report to Stockholders on Form 10-K contains management's discussion and analysis of the Company's financial condition and results of operations as of and for the fiscal year ended April 30, 2024. The following discussion and analysis describes material changes in the Company's financial condition since April 30, 2024. The analysis of results of operations compares the three months ended July 31, 2024 with the comparable periods of the prior year.
Results of Operations
Sales for the quarter were $48,393,000, a decrease from sales of $49,839,000 in the comparable period of the prior year. Domestic sales for the quarter were $35,523,000, relatively flat when compared to sales of $35,420,000 in the comparable period of the prior year. International sales for the quarter were $12,870,000, down 10.7% when compared to sales of $14,419,000 in the comparable period of the prior year. International sales decreased when compared to the prior year period due to customer construction site delays in India which pushed out the timing of deliveries.
The Company's order backlog was $159.4 million at July 31, 2024, as compared to $140.8 million at July 31, 2023, and $155.6 million at April 30, 2024.
The gross profit margin for the three months ended July 31, 2024 was 25.8% of sales, as compared to 23.9% of sales in the comparable quarter of the prior year. The increase in gross profit margin percentage for the three months ended July 31, 2024 is primarily being generated from Domestic operations. Specifically, the increase is primarily driven by a favorable sales mix when compared to the prior year, which included installation services sold directly to end users that were completed at a loss for the Company.
Operating expenses for the three months ended July 31, 2024 were $9,913,000, or 20.5% of sales, as compared to $8,106,000, or 16.3% of sales, in the comparable period of the prior year. The increase in operating expenses for the three months ended July 31, 2024 was primarily due to increases in SG&A wages, benefits, incentive and stock-based compensation of $713,000, consulting and professional fees of $836,000, international operating expenses of $295,000, corporate governance expenses of $33,000, and depreciation expense of $23,000, partially offset by decreases in bad debt expense of $114,000.
Interest expense, net was $472,000 for the three months ended July 31, 2024, respectively, as compared to $430,000 and respectively, for the comparable periods of the prior year. The changes in interest expense were due to changes in the levels of bank borrowings and interest rates.
Income tax expense of $192,000 and $897,000 was recorded for the three months ended July 31, 2024 and 2023, respectively. The effective income tax rate for the three months ended July 31, 2024 was 7.9%, as compared to 26.3% for the three months ended July 31, 2023. The effective tax rate for the current three-month periods reflects the impact of foreign operations which are taxed at different rates than the U.S. tax rate of 21%, combined with expected current year tax expense for the Company's domestic operations. In addition, the income tax expense recorded for the three months ended July 31, 2024 was favorably impacted by a discrete tax benefit of $421,000 resulting from the issuance of stock through the vesting of restricted stock units and the exercise of stock options during the quarter. See Note L, Income Taxes, of the Notes to Condensed Consolidated Financial Statements for additional information.
Non-controlling interests related to the Company's subsidiaries not 100% owned by the Company decreased net earnings by $45,000 for the three months ended July 31, 2024, as compared to $41,000, for the comparable periods of the prior year. The change in the net earnings attributable to the non-controlling interest in the current period was due to changes in earnings (losses) of the subsidiaries in the related period.
Net earnings was $2,193,000, or $0.74 per diluted share, for the three months ended July 31, 2024, compared to net earnings of $2,474,000, or $0.86 per diluted share, in the prior year period.
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
The Company had working capital of $56,012,000 at July 31, 2024, compared to $56,037,000 at April 30, 2024. The ratio of current assets to current liabilities was 2.5-to-1.0 at July 31, 2024, compared to 2.4-to-1.0 at April 30, 2024.

The Company used cash of $794,000 during the three months ended July 31, 2024, primarily from decreases in accounts payable and other accrued expenses of $5.1 million, and the change in other, net of $1.9 million, of which $1.7 million related to an increase in other non-current assets, partially offset by operations, decreases in receivables of $1.5 million and decreases in inventories of $1.4 million. During the three months ended July 31, 2024, the Company used net cash of $278,000 in investing activities, all of which was used for capital expenditures. The Company's financing activities provided cash of $343,000 during the three months ended July 31, 2024, primarily from a net increase in short-term borrowings by the Company's International subsidiaries. See Note F, Long-term Debt and Other Credit Arrangements, for more details.
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
The Company continues to focus on supporting its dealers and distribution channel partners domestically while continuing to provide turnkey solutions in the international markets it serves. The improved focus of the organization, combined with a strong global management team, a healthy backlog, improved manufacturing capabilities, and end-use markets that continue to prioritize investment in projects that require the products Kewaunee designs and manufactures, positions the Company well.
Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
Certain statements in this document constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). All statements other than statements of historical fact included in this Annual Report, including statements regarding the Company's future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "predict," "believe" and similar words, expressions and variations of these words and expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to known and unknown risks, uncertainties, assumptions, and other important factors that could significantly impact results or achievements expressed or implied by such forward-looking statements. Such factors, risks, uncertainties and assumptions include, but are not limited to: competitive and general economic conditions, including disruptions from government mandates, both domestically and internationally, as well as supplier constraints and other supply disruptions; changes in customer demands; technological changes in our operations or in our industry; dependence on customers’ required delivery schedules; risks related to fluctuations in the Company’s operating results from quarter to quarter; risks related to international operations, including foreign currency fluctuations; changes in the legal and regulatory environment; changes in raw materials and commodity costs; acts of terrorism, war, governmental action, natural disasters and other Force Majeure events. The cautionary statements made pursuant to the Reform Act herein and elsewhere by us should not be construed as exhaustive. We cannot always predict what factors would cause actual results to differ materially from those indicated by the forward-looking statements. Over time, our actual results, performance, or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and harmful to our stockholders' interest. Many important factors that could cause such differences are described under the caption "Risk Factors" in Item 1A in the Company's 2024 Annual Report on Form 10-K and in Item 1A of Part II in this Quarterly Report on Form 10-Q, which you should review carefully. These forward-looking statements speak only as of the date of this document. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There are no material changes to the disclosures made on this matter in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2024.
Item 4.    Controls and Procedures
(a) Evaluation of disclosure controls and procedures
An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of July 31, 2024. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that, as of July 31, 2024, the Company's disclosure controls and procedures were adequate and effective and designed to ensure that all material information required to be filed in this quarterly report is made known to them by others within the Company and its subsidiaries.
(b) Changes in internal controls
There was no significant change in the Company's internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A.    Risk Factors
The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A of the Company's 2024 Annual Report on Form 10-K under the heading "Risk Factors," any one or more of which could, directly or indirectly, cause the Company's actual financial condition and operating results to vary materially from its past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company's business, financial condition, operating results and stock price. There have been no material changes to the Company's risk factors from those set forth in the Company's Annual Report on Form 10-K for the year ended April 30, 2024 as filed with the SEC on June 28, 2024 beyond those set forth below.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities
The Company's share repurchase program was adopted on August 31, 2023. The Company did not purchase any shares under its share repurchase program during the three months ended July 31, 2024. The share repurchase program had remaining authorization of 33,809 shares as of July 31, 2024.

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
During the three months ended July 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed the Company of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K).

Item 6.    Exhibits

10.1
Retention Bonus Agreement, dated June 26, 2024, by and between Kewaunee Scientific Corporation and Donald T. Gardner III (incorporated by reference to Exhibit 10.22 of the registrant's Annual Report on Form 10-K for its fiscal year ended April 30, 2024).

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

KEWAUNEE SCIENTIFIC CORPORATION (Registrant)

Date: September 13, 2024	By	/s/ Donald T. Gardner III
Donald T. Gardner III
(As duly authorized officer and Vice President, Finance and Chief Financial Officer)