Form 10-Q
period 2024-10-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2024-12-13
CIK 55529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of December 10, 2024, the registrant had outstanding 2,871,808 shares of Common Stock.

KEWAUNEE SCIENTIFIC CORPORATION
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED October 31, 2024

i

Part 1. Financial Information
Item 1.    Condensed Consolidated Financial Statements

Kewaunee Scientific Corporation
Condensed Consolidated Statements of Operations
(Unaudited)
($ and shares in thousands, except per share amounts)

	Three Months Ended October 31,		Six Months Ended October 31,
	2024	2023	2024	2023
Net sales	$47,764	$50,436	$96,157	$100,275
Cost of products sold	33,812	36,968	69,717	74,893
Gross profit	13,952	13,468	26,440	25,382
Operating expenses	9,518	8,359	19,431	16,465
Operating profit	4,434	5,109	7,009	8,917
Pension expense	—	(40)	—	(81)
Other (expense) income, net	(61)	148	266	223
Interest expense	(442)	(372)	(914)	(802)
Profit before income taxes	3,931	4,845	6,361	8,257
Income tax expense	916	2,015	1,108	2,912
Net earnings	3,015	2,830	5,253	5,345
Less: Net earnings attributable to the non-controlling interest	7	98	52	139
Net earnings attributable to Kewaunee Scientific Corporation	$3,008	$2,732	$5,201	$5,206

Net earnings per share attributable to Kewaunee Scientific Corporation stockholders
Basic	$1.05	$0.94	$1.82	$1.81
Diluted	$1.01	$0.93	$1.75	$1.79
Weighted average number of common shares outstanding
Basic	2,872	2,903	2,861	2,882
Diluted	2,974	2,931	2,971	2,908

See accompanying notes to Condensed Consolidated Financial Statements.

Kewaunee Scientific Corporation
Condensed Consolidated Statements of Comprehensive Earnings
(Unaudited)
($ in thousands)

	Three Months Ended October 31,		Six Months Ended October 31,
	2024	2023	2024	2023
Net earnings	$3,015	$2,830	$5,253	$5,345
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(76)	(251)	(192)	(395)
Other comprehensive loss	(76)	(251)	(192)	(395)
Comprehensive earnings, net of tax	2,939	2,579	5,061	4,950
Less: Comprehensive income attributable to the non-controlling interest	7	98	52	139
Comprehensive earnings attributable to Kewaunee Scientific Corporation	$2,932	$2,481	$5,009	$4,811

See accompanying notes to Condensed Consolidated Financial Statements.

Kewaunee Scientific Corporation
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
($ in thousands, except per share amounts)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Kewaunee Scientific Corporation Stockholders' Equity
Balance at April 30, 2024	$7,273	$5,406	$(2,051)	$47,514	$(3,382)	$54,760
Net earnings attributable to Kewaunee Scientific Corporation	—	—	—	2,193	—	2,193
Other comprehensive loss	—	—	—	—	(116)	(116)
Stock-based compensation	80	(894)	—	—	—	(814)
Balance at July 31, 2024	$7,353	$4,512	$(2,051)	$49,707	$(3,498)	$56,023
Net earnings attributable to Kewaunee Scientific Corporation	—	—	—	3,008	—	3,008
Other comprehensive loss	—	—	—	—	(76)	(76)
Stock-based compensation	—	373	—	—	—	373
Balance at October 31, 2024	$7,353	$4,885	$(2,051)	$52,715	$(3,574)	$59,328

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Kewaunee Scientific Corporation Stockholders' Equity
Balance at April 30, 2023	$7,084	$5,059	$(53)	$28,761	$(3,442)	$37,409
Net earnings attributable to Kewaunee Scientific Corporation	—	—	—	2,474	—	2,474
Other comprehensive loss	—	—	—	—	(144)	(144)
Stock-based compensation	185	(494)	—	—	—	(309)
Balance at July 31, 2023	$7,269	$4,565	$(53)	$31,235	$(3,586)	$39,430
Net earnings attributable to Kewaunee Scientific Corporation	—	—	—	2,732	—	2,732
Other comprehensive loss	—	—	—	—	(251)	(251)
Stock-based compensation	—	241	—	—	—	241
Purchase of Treasury Stock, 2,423 shares	—	—	(44)	—	—	(44)
Balance at October 31, 2023	$7,269	$4,806	$(97)	$33,967	$(3,837)	$42,108
See accompanying notes to Condensed Consolidated Financial Statements.

Kewaunee Scientific Corporation
Condensed Consolidated Balance Sheets
($ and shares in thousands, except per share amounts)

	October 31, 2024	April 30, 2024
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$25,963	$23,267
Restricted cash	3,701	2,671
Receivables, less allowance; $585; $588, on each respective date	41,885	45,064
Inventories	18,659	20,679
Prepaid expenses and other current assets	6,228	5,136
Total Current Assets	96,436	96,817
Property, plant and equipment, at cost	65,098	64,234
Accumulated depreciation	(48,108)	(46,585)
Net Property, Plant and Equipment	16,990	17,649
Right of use assets	6,941	7,454
Deferred income taxes	8,305	7,401
Other assets	5,806	5,445
Total Assets	$134,478	$134,766

Liabilities and Stockholders' Equity
Current Liabilities:
Short-term borrowings	$805	$3,099
Current portion of financing liability	750	713
Current portion of financing lease liabilities	109	111
Current portion of operating lease liabilities	2,112	2,123
Accounts payable	21,458	23,262
Employee compensation and amounts withheld	3,708	6,041
Deferred revenue	6,239	4,374
Other accrued expenses	1,290	1,057
Total Current Liabilities	36,471	40,780
Long-term portion of financing liability	27,032	27,420
Long-term portion of financing lease liabilities	156	235
Long-term portion of operating lease liabilities	5,035	5,434
Accrued pension and deferred compensation costs	3,625	3,008
Deferred income taxes	1,042	1,218
Other non-current liabilities	460	462
Total Liabilities	73,821	78,557
Commitments and Contingencies
Stockholders' Equity:
Common stock, $2.50 par value, Authorized – 5,000 shares; Issued – 2,941 shares; 2,909 shares; – Outstanding – 2,872 shares; 2,839 shares, on each respective date	7,353	7,273
Additional paid-in-capital	4,885	5,406
Retained earnings	52,715	47,514
Accumulated other comprehensive loss	(3,574)	(3,382)
Common stock in treasury, at cost, 70 shares, on each respective date	(2,051)	(2,051)
Total Kewaunee Scientific Corporation Stockholders' Equity	59,328	54,760
Non-controlling interest	1,329	1,449
Total Stockholders' Equity	60,657	56,209
Total Liabilities and Stockholders' Equity	$134,478	$134,766

See accompanying notes to Condensed Consolidated Financial Statements.

Kewaunee Scientific Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)
($ in thousands)

	Six Months Ended October 31,
	2024	2023
Cash flows from operating activities:
Net earnings	$5,253	$5,345
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	1,621	1,488
Provision for credit losses	23	185
Stock-based compensation expense	691	424
Deferred income taxes	(1,079)	108
Change in assets and liabilities:
Receivables	3,156	3,296
Inventories	2,019	223
Accounts payable and other accrued expenses	(3,907)	(4,660)
Deferred revenue	1,865	822
Other, net	(2,000)	1,688
Net cash provided by operating activities	7,642	8,919
Cash flows from investing activities:
Capital expenditures	(961)	(2,919)
Net cash used in investing activities	(961)	(2,919)
Cash flows from financing activities:
Dividends paid to non-controlling interest in subsidiaries	(161)	—
Proceeds from short-term borrowings	64,117	79,116
Repayments on short-term borrowings	(66,410)	(76,847)
Payments on sale-leaseback financing transaction	(351)	(316)
Proceeds from long-term lease obligations	—	202
Payments on long-term lease obligations	(81)	(67)
Net cash (used in) provided by financing activities	(2,886)	2,088
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(69)	(192)
Increase in cash, cash equivalents and restricted cash	3,726	7,896
Cash, cash equivalents and restricted cash, beginning of period	25,938	13,815
Cash, cash equivalents and restricted cash, end of period	$29,664	$21,711

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

B. Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less. During the six months ended October 31, 2024 and twelve months ended April 30, 2024, the Company had cash deposits in excess of FDIC insured limits. The Company has not experienced any losses from such deposits. Restricted cash includes bank deposits of subsidiaries used for performance guarantees against customer orders.
The Company includes restricted cash along with the cash balance for presentation in the Condensed Consolidated Statements of Cash Flows. The reconciliation between the Condensed Consolidated Balance Sheet and the Condensed Consolidated Statement of Cash Flows is as follows (in thousands):

	October 31, 2024	April 30, 2024
Cash and cash equivalents	$25,963	$23,267
Restricted cash	3,701	2,671
Total cash, cash equivalents and restricted cash	$29,664	$25,938

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

Disaggregated Revenue
A summary of net sales transferred to customers over time and at a point in time for the periods ended October 31, 2024 and October 31, 2023 is as follows (in thousands):

	Three Months Ended
	October 31, 2024			October 31, 2023
	Domestic	International	Total	Domestic	International	Total
Over Time	$35,123	$11,355	$46,478	$32,769	$16,251	$49,020
Point in Time	1,286	—	1,286	1,416	—	1,416
Total	$36,409	$11,355	$47,764	$34,185	$16,251	$50,436

	Six Months Ended
	October 31, 2024			October 31, 2023
	Domestic	International	Total	Domestic	International	Total
Over Time	$69,512	$24,225	$93,737	$66,673	$30,670	$97,343
Point in Time	2,420	—	2,420	2,932	—	2,932
Total	$71,932	$24,225	$96,157	$69,605	$30,670	$100,275

Contract Balances
The closing balances of contract assets included $13,634,000 in accounts receivable and $173,000 in other assets at October 31, 2024. The opening balance of contract assets arising from contracts with customers included $11,840,000 in accounts receivable and $312,000 in other assets at April 30, 2024. The closing and opening balances of contract liabilities included in deferred revenue arising from contracts with customers were $6,239,000 at October 31, 2024 and $4,374,000 at April 30, 2024. The timing of revenue recognition, billings and cash collections results in accounts receivable, unbilled receivables, and deferred revenue which are disclosed in the Condensed Consolidated Balance Sheets and in the Notes to the Condensed Consolidated Financial Statements. In general, the Company receives payments from customers based on a billing schedule established in its contracts. Unbilled receivables represent amounts earned which have not yet been billed in accordance with contractually stated billing terms and are included in receivables on the Condensed Consolidated Balance Sheets. Receivables are recorded when the right to consideration becomes unconditional and the Company has a right to invoice the customer. Deferred revenue relates to payments received in advance of performance under the contract. Deferred revenue is recognized as revenue as (or when) the Company performs under the contract. Approximately 100% of the contract liability balances at April 30, 2024 and October 31, 2024 are expected to be recognized as revenue during the respective succeeding 12 months.
D. Inventories
The Company measures inventory using the first-in, first-out method at the lower of cost or net realizable value. Inventories consisted of the following (in thousands):

	October 31, 2024	April 30, 2024
Finished products	$2,979	$3,042
Work in process	1,137	1,931
Raw materials	14,543	15,706
Total	$18,659	$20,679
The Company's International subsidiaries' inventories were $3,091,000 at October 31, 2024 and $3,239,000 at April 30, 2024 and are included in the above tables.

E. Fair Value of Financial Instruments
The Company's financial instruments consist primarily of cash and equivalents, mutual funds, short-term borrowings, and the cash surrender value of life insurance policies. The carrying value of these assets and liabilities approximates their fair value. The following tables summarize the Company's fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2024 and April 30, 2024 (in thousands):

	October 31, 2024
Financial Assets	Level 1	Level 2	Total
Trading securities held in non-qualified compensation plans (1)	$1,726	$—	$1,726
Cash surrender value of life insurance policies (1)	—	1,446	1,446
Total	$1,726	$1,446	$3,172
Financial Liabilities
Non-qualified compensation plans (2)	$—	$3,625	$3,625
Total	$—	$3,625	$3,625

	April 30, 2024
Financial Assets	Level 1	Level 2	Total
Trading securities held in non-qualified compensation plans (1)	$1,565	$—	$1,565
Cash surrender value of life insurance policies (1)	—	1,077	1,077
Total	$1,565	$1,077	$2,642
Financial Liabilities
Non-qualified compensation plans (2)	$—	$3,009	$3,009
Total	$—	$3,009	$3,009
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
On September 30, 2024, the Company terminated its Revolving Credit Facility with Mid Cap Funding IV Trust. At the time of termination, there was a $3.0 million balance outstanding under the Revolving Credit Facility, which was paid off in full as part of the termination. The Company incurred $0.5 million in related expenses as a result of the termination.
The Company's International subsidiaries had a balance outstanding of $805,000 in short-term borrowings related to overdraft protection and short-term loan arrangements at October 31, 2024.
On November 1, 2024, the Company entered into a new Loan Agreement and issued Seller Notes as part of the acquisition of Nu Aire, Inc. ("Nu Aire"). See Note P, Subsequent Events, for more details.

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
As of October 31, 2024, the carrying value of the financing liability was $27,782,000, net of $618,000 in debt issuance costs, of which $750,000 was classified as current on the Consolidated Balance Sheet with $27,032,000 classified as long-term. As of April 30, 2024, the carrying value of the financing liability was $28,133,000, net of $648,000 in debt issuance costs, of which $713,000 was classified as current on the Consolidated Balance Sheet with $27,420,000 classified as long-term. The monthly lease payments are split between a reduction of principal and interest expense using the effective interest rate method. Interest expense associated with the financing arrangement was $315,000 and $322,000 for the three months ended October 31, 2024 and October 31, 2023, respectively. Interest expense associated with the financing arrangement was $632,000 and $647,000 for the six months ended October 31, 2024 and October 31, 2023, respectively.
The Company will continue to depreciate the building down to zero over the 20-year assumed economic life of the property so that at the end of the lease term, the remaining carrying amount of the financing liability will equal the carrying amount of the land of $41,000.
Remaining future cash payments related to the financing liability as of October 31, 2024 are as follows:

($ in thousands)
Remainder of fiscal 2025	$987
2026	2,009
2027	2,050
2028	2,090
2029	2,132
Thereafter	31,735
Total Minimum Liability Payments	41,003
Imputed Interest	(13,221)
Total	$27,782

H. Leases
The Company recognizes lease assets and lease liabilities reflecting the rights and obligations created by operating type leases for real estate and equipment in both the U.S. and internationally and financing leases for vehicles and IT equipment in the U.S. At October 31, 2024 and April 30, 2024, right-of-use assets totaled $6,941,000 and $7,454,000, respectively. Operating cash paid to settle lease liabilities was $1,334,000 and $1,282,000 for the six months ended October 31, 2024 and October 31, 2023, respectively. The Company's leases have remaining lease terms of up to 7 years. In addition, some of the leases may include options to extend the leases for up to 5 years or options to terminate the leases within 1 year. Operating lease expenses were $878,000 and $1,760,000 for the three and six months ended October 31, 2024, inclusive of period cost for short-term leases, not included in lease liabilities, of $202,000 and $426,000. Operating lease expenses were $847,000 and $1,714,000 for the three and six months ended October 31, 2023, inclusive of period cost for short-term leases, not included in lease liabilities, of $204,000 and $432,000.
At October 31, 2024, the weighted average remaining lease term for the capitalized operating leases was 3.9 years and the weighted average discount rate was 5.4%. For the financing leases, the weighted average remaining lease term was 4.5 years and the weighted average discount rate was 8.7%. As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of those lease payments. The Company uses the implicit rate when readily determinable.

Future minimum lease payments under non-cancelable leases as of October 31, 2024 were as follows:

($ in thousands)	Operating	Financing
Remainder of fiscal 2025	$1,265	$36
2026	2,200	112
2027	1,904	40
2028	1,156	40
2029	824	40
Thereafter	558	55
Total Minimum Lease Payments	7,907	323
Imputed Interest	(760)	(58)
Total	$7,147	$265
I. Stockholders' Equity

Common Stock
The Company is authorized to issue 5,000,000 shares of Common Stock, par value of $2.50 per share. Holders of the Company's Common Stock are entitled to one vote per share. As of October 31, 2024 and April 30, 2024, there were approximately 2,872,000 and 2,839,000 shares, respectively, of Common Stock issued and outstanding. The Company has not declared or paid any dividends with respect to its Common Stock during the three and six months ended October 31, 2024. The declaration and payment of any future dividends is at the discretion of the Board of Directors and will depend upon many factors, including the Company's earnings, capital requirements, investment and growth strategies, financial conditions, the terms of the Company's indebtedness, which contains provisions that could limit the payment of dividends in certain circumstances, and other factors that the Board of Directors may deem to be relevant.

Share Repurchase Program
On August 31, 2023, the Board of Directors of the Company adopted a share repurchase program with authorization to repurchase up to 100,000 shares. There is no expiration date and currently, management has no plans to terminate this program. The Company did not purchase any shares under its share repurchase program during the three and six months ended October 31, 2024. As of October 31, 2024, the total remaining purchase authorization was 33,809 shares.
J. Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the assumed exercise of outstanding options and the conversion of restricted stock units ("RSUs") under the Company's various stock compensation plans, except when RSUs and options have an antidilutive effect. There were no antidilutive RSUs and options outstanding at October 31, 2024. There were 19,200 antidilutive RSUs and options outstanding at October 31, 2023. The following is a reconciliation of basic to diluted weighted average common shares outstanding (in thousands):

	Three Months Ended		Six Months Ended
	October 31, 2024	October 31, 2023	October 31, 2024	October 31, 2023
Basic	2,872	2,903	2,861	2,882
Dilutive effect of stock options and RSUs	102	28	110	26
Weighted average common shares outstanding - diluted	2,974	2,931	2,971	2,908
K. Stock Options and Stock-based Compensation
The Company recognizes compensation costs related to stock options and other stock awards granted by the Company as operating expenses over their vesting period.

In August 2023, the stockholders approved the 2023 Omnibus Incentive Plan ("2023 Plan"), which enables the Company to grant equity-based awards, with potential recipients including directors, consultants, and employees. This plan replaces the 2017 Omnibus Incentive Plan ("2017 Plan"). No new awards will be granted under the prior plans. All outstanding options granted under the prior plans remain subject to, and will be settled upon exercise under, the prior plans. At the date of approval of the 2023 Plan, there were 64,633 shares available for issuance under the 2017 Plan. These shares and any outstanding awards that subsequently cease to be subject to such awards are available under the 2023 Plan. The 2023 Plan also increased the total number of shares reserved for issuance under the Company's equity compensation plans by 310,000, for a total of 374,633 shares initially reserved for issuance under the 2023 Plan. At October 31, 2024, there were 383,572 shares available for future issuance under the 2023 Plan.
In June 2024, the Company granted 47,940 RSUs under the 2023 Plan. These RSUs include both a service and a performance component, vesting over a three-year period. The recognized expense is based upon the vesting period for service criteria and estimated attainment of the performance criteria at the end of the three-year period, based on the ratio of cumulative days of service to total days over the three-year period. The Company recorded stock-based compensation expense of $373,000 and $691,000 during the three and six months ended October 31, 2024 with the remaining estimated stock-based compensation expense of $2,714,000 to be recorded over the remaining vesting periods. The Company recorded stock-based compensation expense of $241,000 and $414,000 during the three and six months ended October 31, 2023.

L. Income Taxes
Income tax expense of $916,000 and $1,108,000 was recorded for the three and six months ended October 31, 2024, respectively. Income tax expense of $2,015,000 and $2,912,000 was recorded for the three and six months ended October 31, 2023, respectively. The effective tax rate was 23.3% and 17.4% for the three and six months ended October 31, 2024, respectively. The effective tax rate for the current three and six months periods reflects the impact of foreign operations which are taxed at different rates than the U.S. tax rate of 21%, combined with expected current year tax expense for the Company's domestic operations. In addition, the income tax expense recorded for the six months ended October 31, 2024 was favorably impacted by a discrete tax benefit of $421,000 resulting from the issuance of stock through the vesting of restricted stock units and the exercise of stock options during the first quarter. The effective tax rate was 41.6% and 35.3% for the three and six months ended October 31, 2023, respectively. The prior year effective tax rate was influenced by foreign operations which are taxed at different rates than the U.S. tax rate of 21%, combined with expected tax expense for the Company's domestic operations and estimated increases in the domestic valuation allowance required for the corresponding period. In addition, income tax expense for the three and six months ended October 31, 2023 was unfavorably impacted by additional foreign tax expense of $534,000 related to India tax matters. This one-time expense was related to management's decision to discontinue management fees, citing challenges associated with the Indian tax authority and cost benefit analysis.
In August 2019, the Company revoked its indefinite reinvestment of foreign unremitted earnings position in compliance with ASC 740 "Income Taxes" and terminated its indefinite reinvestment of unremitted earnings assertion for the Singapore and Kewaunee Labway India Pvt. Ltd. international subsidiaries. The Company has a deferred tax liability of $1,392,000 and $1,572,000 for the withholding tax related to Kewaunee Labway India Pvt. Ltd. as of October 31, 2024 and April 30, 2024, respectively.
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

There were no Company contributions paid to the plans for the three and six months ended October 31, 2023. The Company assumed an expected long-term rate of return of 7.75% for the period ended October 31, 2023.

Pension expense consisted of the following (in thousands):

Three Months Ended
October 31, 2023
Service cost	$—
Interest cost	223
Expected return on plan assets	(328)
Recognition of net loss	145
Net periodic pension expense	$40

Six Months Ended
October 31, 2023
Service cost	$—
Interest cost	447
Expected return on plan assets	(656)
Recognition of net loss	290
Net periodic pension expense	$81
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
The following tables provide financial information by business segment and unallocated corporate expenses for the periods ended October 31, 2024 and 2023 (in thousands):

	Domestic Operations	International Operations	Corporate / Eliminations	Total
Three Months Ended October 31, 2024
Revenues from external customers	$36,409	$11,355	$—	$47,764
Intersegment revenues	157	474	(631)	—
Earnings (loss) before income taxes	5,765	610	(2,444)	3,931

Three Months Ended October 31, 2023
Revenues from external customers	$34,185	$16,251	$—	$50,436
Intersegment revenues	374	1,155	(1,529)	—
Earnings (loss) before income taxes	4,287	1,801	(1,243)	4,845

	Domestic Operations	International Operations	Corporate / Eliminations	Total
Six Months Ended October 31, 2024
Revenues from external customers	$71,932	$24,225	$—	$96,157
Intersegment revenues	270	1,822	(2,092)	—
Earnings (loss) before income taxes	9,400	1,397	(4,436)	6,361

Six Months Ended October 31, 2023
Revenues from external customers	$69,605	$30,670	$—	$100,275
Intersegment revenues	425	1,816	(2,241)	—
Earnings (loss) before income taxes	7,910	2,594	(2,247)	8,257

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
P. Subsequent Events
Securities Purchase Agreement
On November 1, 2024 (the “Closing Date”), the Company completed an acquisition of Nu Aire. The Company purchased all of the outstanding capital stock of Nu Aire for $55.0 million in the aggregate, subject to certain customary adjustments for debt, cash, transaction expenses and net working capital (the “Transaction”).
Based on the terms of the transaction, $1.0 million of the purchase price is being held in a working capital escrow account to satisfy amounts payable to any party pursuant to certain post-closing true-up mechanisms with respect to cash, debt, transaction expenses and net working capital. In addition, $32.0 million of the purchase price payable at closing of the Transaction was paid in cash, which cash was funded, in part, through the Revolving Credit Facility (as defined below) and Term Loan (as defined below), provided to the Company by PNC Bank, National Association (“PNC”). The remaining $23.0 million of the purchase price payable at closing of the Transaction was funded pursuant to subordinated seller notes (the “Seller Notes”) in an aggregate amount of $23.0 million.
Loan Agreement
On the Closing Date, the Company entered into a Loan Agreement (the “Loan Agreement”) with PNC. The loans governed by the Loan Agreement include (i) a $20.0 million committed senior secured revolving line of credit facility (the “Revolving Credit Facility”), which contains an option to increase the facility upon request by the Company and approval by PNC, in its discretion, by an additional $10.0 million; and (ii) a $15.0 million term loan (the “Term Loan”). The Revolving Credit Facility and Term Loan mature on November 1, 2029. The Revolving Credit Facility and the Term Loan can be paid at any time without penalty.
For the Revolving Credit Facility, the interest rate will be selected by the Company at each advance from one of two options. Option one is a base rate option. Option 2 is a daily secured overnight financing rate. There is an unused fee of 0.15% to 0.25%, determined by the ratio of senior debt to the Company’s EBITDA, of the unused daily balance of the Revolving Credit Facility. For the Term Loan, the principal will be paid in 60 substantially equal monthly installments commencing on the Closing Date. Interest will be paid at the same time and calculated on the outstanding principal balance at an interest rate equal to the rate under Option 2 of the Revolving Credit Facility.
The Loan Agreement has customary reporting covenants. The principal financial covenants require that (1) the Company maintain on a consolidated basis a ratio of senior funded indebtedness to EBITDA of not more than 2.50 to 1.00 and (2) a fixed charge coverage ratio of at least 1.20 to 1.00. The Loan Agreement also contains covenants prohibiting under certain circumstances (1) the incurrence of certain indebtedness, (2) the granting of security interests by the Company to persons other than PNC, (3) the delivery of guaranties for debts of third parties, and (4) certain transactions not in the ordinary course of business.
Seller Notes
As noted above, $23.0 million of the purchase price was paid by the issuance of the Seller Notes entered into by and between the Company and each seller on the Closing Date. The Seller Notes will accrue interest at 8% per annum and will mature on

November 1, 2027, at which time the outstanding principal amount and all unpaid accrued interest will become due and payable by the Company.
The Seller Notes may be prepaid, in full or in part, any time without prepayment penalty, premium, or other fee; subject, however, to each seller’s obligation not to accept any prepayment under the Seller Notes until all Secured Claims (as defined in the Seller Notes) have been paid to PNC. The Company’s obligations under the Seller Notes are secured by a security agreement entered into between the Company and each seller, pursuant to which the sellers have the option to cause the Company to issue shares of the Company’s common stock to the sellers, solely upon the occurrence of an event of default.
The rights of the sellers to receive payments under the Seller Notes are subordinate to the rights of PNC under the Loan Agreement pursuant to a separate subordination agreement that the sellers entered into with PNC on the Closing Date in connection with the Transaction.
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The Company's 2024 Annual Report to Stockholders on Form 10-K contains management's discussion and analysis of the Company's financial condition and results of operations as of and for the fiscal year ended April 30, 2024. The following discussion and analysis describes material changes in the Company's financial condition since April 30, 2024. The analysis of results of operations compares the three and six months ended October 31, 2024 with the comparable periods of the prior year.
Acquisition of Nu Aire, Inc.
On November 1, 2024, the Company completed an acquisition of Nu Aire. The Company purchased all of the outstanding capital stock of Nu Aire for $55.0 million in the aggregate, subject to certain customary adjustments for debt, cash, transaction expenses and net working capital.
Based on the terms of the transaction, $1.0 million of the purchase price is being held in a working capital escrow account to satisfy amounts payable to any party pursuant to certain post-closing true-up mechanisms with respect to cash, debt, transaction expenses and net working capital. In addition, $32.0 million of the purchase price payable at closing of the transaction was paid in cash, which cash was funded, in part, through the Revolving Credit Facility and Term Loan, provided to the Company by PNC. The remaining $23.0 million of the purchase price payable at closing of the Transaction was funded pursuant to Seller Notes in an aggregate amount of $23.0 million.
Nu Aire is renowned for its manufacturing of biological safety cabinets, airflow products, CO2 incubators, ultralow freezers, animal handling equipment, pharmacy compounding isolators, and related parts and accessories. Their products serve a diverse range of industries, including life sciences, healthcare, pharmacy, education, food and beverage, and industrial sectors.
The acquisition of Nu Aire presents a unique opportunity for the Company to combine its robust capabilities with a recognized market leader whose product portfolio and well-developed channel strategy complement the Company’s existing offerings. This acquisition expands the Company’s capabilities, allowing the combined organization to better meet the diverse needs of end-users in laboratory furnishings. Additionally, Nu Aire has established distribution partners in regions where the Company has not previously had a presence. This move accelerates the Company’s vision of becoming the market leader in the design and manufacturing of laboratory furniture and technical products essential for outfitting laboratories.
Results of Operations
Sales for the quarter were $47,764,000, a decrease from sales of $50,436,000 in the comparable period of the prior year. Domestic sales for the quarter were $36,409,000, up 6.5% when compared to sales of $34,185,000 in the comparable period of the prior year. Domestic sales increased when compared to the prior year primarily due to higher product demand. International sales for the quarter were $11,355,000, down 30.1% when compared to sales of $16,251,000 in the comparable period of the prior year. International sales decreased when compared to the prior year period due to customer construction site delays in India which pushed out the timing of deliveries.
Sales for the six months ended October 31, 2024 were $96,157,000, a decrease from sales of $100,275,000 in the comparable period of the prior year. Domestic sales for the period were $71,932,000, up 3.3% from sales of $69,605,000 in the comparable period of the prior year. The increase in Domestic sales was primarily driven by higher product demand. International sales for the period were $24,225,000, down 21.0% from sales of $30,670,000 in the comparable period of the prior year. International sales decreased when compared to the prior year period due to customer construction site delays in India which pushed out the timing of deliveries.

The Company's order backlog was $184.4 million at October 31, 2024, as compared to $146.3 million at October 31, 2023, and $155.6 million at April 30, 2024.
The gross profit margin for the three months ended October 31, 2024 was 29.2% of sales, as compared to 26.7% of sales in the comparable quarter of the prior year. The gross profit margin for the six month ended October 31, 2024 was 27.5% of sales, as compared to 25.3% of sales in the comparable quarter of the prior year period. The increase in gross profit margin percentage for the three and six months ended October 31, 2024 was primarily driven by enhanced manufacturing productivity, effective cost-containment measures, and continued benefits related to the Company's strategic go-to-market decision, made in a prior fiscal year, to stop selling direct.
Operating expenses for the three months ended October 31, 2024 were $9,518,000, or 19.9% of sales, as compared to $8,359,000, or 16.6% of sales, in the comparable period of the prior year. Operating expenses for the six months ended October 31, 2024 were $19,431,000, or 20.2% of sales, as compared to $16,465,000 or 16.4% of sales, in the comparable period of the prior year. The increase in operating expenses for the three months ended October 31, 2024 was primarily due to increases in consulting and professional fees of $1,241,000, and corporate governance expenses of $335,000 partially offset by decreases in international operating expenses of $434,000, SG&A wages, benefit, incentive and stock-based compensation of $168,000, and bad debt expense of $48,000. The increase in operating expenses for the six months ended October 31, 2024 was primarily due to increases in consulting and professional fees of $1,853,000, SG&A wages, benefits, incentive and stock-based compensation of $563,000, corporate governance expenses of $368,000, and depreciation expense of $28,000, partially offset by decreases in bad debt expense of $162,000 and international operating expenses of $138,000. The increases in consulting and professional fees for both the three- and six-month periods were primarily attributed to one-time costs associated with the acquisition of Nu Aire and costs incurred related to Sarbanes-Oxley 404(b) compliance readiness.
Interest expense was $442,000 and $914,000 for the three and six months ended October 31, 2024, respectively, as compared to $372,000 and $802,000, respectively, for the comparable periods of the prior year. The changes in interest expense were due to changes in the levels of bank borrowings and interest rates.
Income tax expense of $916,000 and $2,015,000 was recorded for the three months ended October 31, 2024 and 2023, respectively. Income tax expense of $1,108,000 and $2,912,000 was recorded for the six months ended October 31, 2024 and 2023, respectively. The effective income tax rate for the three and six months ended October 31, 2024 was 23.3% and 17.4%, as compared to 41.6% and 35.3% for the three and six months ended October 31, 2023, respectively. The effective tax rate for the current three and six months periods reflects the impact of foreign operations which are taxed at different rates than the U.S. tax rate of 21%, combined with expected current year tax expense for the Company's domestic operations. In addition, the income tax expense recorded for the six months ended October 31, 2024 was favorably impacted by a discrete tax benefit of $421,000 resulting from the issuance of stock through the vesting of restricted stock units and the exercise of stock options during the first quarter. See Note L, Income Taxes, of the Notes to Condensed Consolidated Financial Statements for additional information.
Non-controlling interests related to the Company's subsidiaries not 100% owned by the Company decreased net earnings by $7,000 and $52,000 for the three and six months ended October 31, 2024, respectively, as compared to $98,000 and $139,000, respectively, for the comparable periods of the prior year. The change in the net earnings attributable to the non-controlling interest in the current period was due to changes in earnings (losses) of the subsidiaries in the related period.
Net earnings was $3,008,000, or $1.01 per diluted share, for the three months ended October 31, 2024, compared to net earnings of $2,732,000, or $0.93 per diluted share, in the prior year period. Net earnings was $5,201,000, or $1.75 per diluted share, for the six months ended October 31, 2024, compared to net earnings of $5,206,000, or $1.79 per diluted share, in the prior year period.
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
The Company had working capital of $59,965,000 at October 31, 2024, compared to $56,037,000 at April 30, 2024. The ratio of current assets to current liabilities was 2.6-to-1.0 at October 31, 2024, compared to 2.4-to-1.0 at April 30, 2024.
The Company's operating activities provided cash of $7,642,000 during the six months ended October 31, 2024, primarily from operations, decreases in receivables of $3.2 million, decreases in inventories of $2.0 million, and increases in deferred revenue of $1.9 million, partially offset by decreases in accounts payable and other accrued expenses of $3.9 million and the change in other, net of $2.0 million, of which $1.1 million related to an increase in prepaid expenses and other current assets. During the six months ended October 31, 2024, the Company used net cash of $961,000 in investing activities, all of which was used for capital expenditures. The Company's financing activities used cash of $2,886,000 during the six months ended October 31, 2024, primarily related to the termination of the Company's Revolving Credit Facility on September 30, 2024. See Note F, Long-term Debt and Other Credit Arrangements, for more details. On November 1, 2024, the Company entered into a new Loan Agreement and issued Seller Notes as part of the acquisition of Nu Aire. See Note P, Subsequent Events, for more details.
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
The Company continues to focus on supporting its dealers and distribution channel partners domestically while continuing to provide turnkey solutions in the international markets it serves. The acquisition of Nu Aire further presents a unique opportunity for Kewaunee to expand its capabilities and presence domestically. The improved focus of the organization, combined with the acquisition of Nu Aire, a strong global management team, a healthy backlog, improved manufacturing capabilities, and end-use markets that continue to prioritize investment in projects that require the products Kewaunee designs and manufactures, positions the Company well.
Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
Certain statements in this document constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). All statements other than statements of historical fact included in this Annual Report, including statements regarding the Company's future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "predict," "believe" and similar words, expressions and variations of these words and expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to known and unknown risks, uncertainties, assumptions, and other important factors that could significantly impact results or achievements expressed or implied by such forward-looking statements. Such factors, risks, uncertainties and assumptions include, but are not limited to: our ability to realize the benefits anticipated as a result of the Nu Aire acquisition; competitive and general economic conditions, including disruptions from government mandates, both domestically and internationally, as well as supplier constraints and other supply disruptions; changes in customer demands; technological changes in our operations or in our industry; dependence on customers’ required delivery schedules; risks related to fluctuations in the Company’s operating results from quarter to quarter; risks related to international operations, including foreign currency fluctuations; changes in the legal and regulatory environment; changes in raw materials and commodity costs; acts of terrorism, war, governmental action, natural disasters and other Force Majeure events. The cautionary statements made pursuant to the Reform Act herein and elsewhere by us should not be construed as exhaustive. We cannot always predict what factors would cause actual results to differ materially from those indicated by the forward-looking statements. Over time, our actual results, performance, or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and harmful to our stockholders' interest. Many important factors that could cause such differences are described under the caption "Risk Factors" in Item 1A in the Company's 2024 Annual Report on Form 10-K and in Item 1A of Part II in this Quarterly Report on Form 10-Q, which you should review carefully. These forward-looking statements speak only as of the date of this document. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There are no material changes to the disclosures made on this matter in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2024.
Item 4.    Controls and Procedures
(a) Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 31, 2024. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that, as of October 31, 2024, the Company's disclosure controls and procedures were adequate and effective and designed to ensure that all material information required to be filed in this quarterly report is made known to them by others within the Company and its subsidiaries.
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
We have recently acquired Nu Aire, Inc. ("Nu Aire"), which was not subject to rules and regulations promulgated under the Sarbanes-Oxley Act of 2002, as amended ("Sarbanes-Oxley"), and may therefore lack the internal controls that would be required of a U.S. public company, which could ultimately affect our ability to ensure compliance with the requirements of Section 404 of Sarbanes-Oxley.
We have recently acquired Nu Aire, Inc., which was not previously subject to the rules and regulations promulgated under Sarbanes-Oxley and accordingly was not required to establish and maintain an internal control infrastructure meeting the standards promulgated under Sarbanes-Oxley. Our assessment of and conclusion on the effectiveness of our internal control over financial reporting as of October 31, 2024 did not include consideration of the controls of Nu Aire, which was acquired on November 1, 2024.
Although management will continue to review and evaluate the effectiveness of our internal controls in light of this acquisition, we cannot provide any assurances that there will be no significant deficiencies or material weaknesses in our internal control over financial reporting. Any significant deficiency or material weakness in the internal control structure of our acquired business may cause significant deficiencies or material weaknesses in our internal control over financial reporting, which could have a material adverse effect on our business and our ability to comply with Section 404 of Sarbanes-Oxley.
We may not be able to realize the benefits anticipated as a result of the Nu Aire acquisition.
On November 1, 2024, we completed the acquisition of Nu Aire. The success of this acquisition will depend, in part, on our ability to realize the anticipated business opportunities and growth prospects from combining Nu Aire with our existing business. Achieving these benefits depends on the timely, efficient, and successful execution of a number of post-acquisition events, including integrating the acquired business into the Company. Factors that could affect our ability to achieve these benefits include:
•Difficulties in integrating and managing personnel, financial reporting, and other systems used by the acquired business;
•The failure of the acquired business to perform in accordance with our expectations;
•Failure to achieve anticipated synergies between our business units and the business units of the acquired business;
•The loss of customers of the acquired business;
•The loss of key managers and employees of the acquired business; or
•Other material adverse events in the acquired business.
The process of integrating Nu Aire into our existing operations also may require additional financial resources and attention from management that would otherwise be available for ongoing development or expansion of our existing operations. Costs associated with the acquisition have included and may include in the future significant transaction, consulting, and third-party service fees as we build up internal resources and/or engage third party providers as part of the integration of Nu Aire into our operations. Further, because Nu Aire was a private company and was not subject to the requirements of Sarbanes-Oxley, the Nu Aire acquisition requires or will require us to incorporate additional internal controls for the acquired company, which may be difficult, costly, and time-consuming. Although we expect to successfully integrate Nu Aire, we may not achieve the desired net benefit in the timeframe planned if the integration process takes longer than expected or is more costly than anticipated. If the acquired company does not operate as we anticipate, it could materially impact our business, financial condition, and results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities
The Company's share repurchase program was adopted on August 31, 2023. The Company did not purchase any shares under its share repurchase program during the three months ended October 31, 2024. The share repurchase program had remaining authorization of 33,809 shares as of October 31, 2024.

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
During the six months ended October 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed the Company of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K).
Item 6.    Exhibits

2.1
Securities Purchase Agreement, dated as of November 1, 2024, by and among Kewaunee Scientific Corporation, Nu Aire, Inc., Richard A. Peters, William F. Peters, Rita Peters Revocable Trust, and any amendments thereto, Richard A. Peters Revocable Trust dated May 18, 2020, and any amendments thereto, William F. Peters 2023 Irrevocable Trust dated December 20, 2023, and any amendments thereto, William F. Peters Revocable Trust, and any amendments thereto, and William F. Peters, as Sellers' Representative (incorporated by reference to Exhibit 2.1 on the registrant's Current Report on Form 8-K filed on November 1, 2024.)

4.1	Form of Seller Note. (incorporated by reference to Exhibit 4.1 on the registrant's Current Report on Form 8-K filed on November 1, 2024.)
10.1
Loan Agreement, dated as of November 1, 2024, between Kewaunee Scientific Corporation and PNC Bank, National Association. (incorporated by reference to Exhibit 10.1 on the registrant's Current Report on Form 8-K filed on November 1, 2024.)

10.2	Form of Security Agreement (incorporated by reference to Exhibit 10.2 on the registrant's Current Report on Form 8-K filed on November 1, 2024).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEWAUNEE SCIENTIFIC CORPORATION (Registrant)

Date: December 13, 2024	By	/s/ Donald T. Gardner III
Donald T. Gardner III
(As duly authorized officer and Vice President, Finance and Chief Financial Officer)