Form 10-Q
period 2025-01-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2025-03-14
CIK 55529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 11, 2025, the registrant had outstanding 2,854,464 shares of Common Stock.

KEWAUNEE SCIENTIFIC CORPORATION
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED January 31, 2025

i

PART 1. FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements

Kewaunee Scientific Corporation
Condensed Consolidated Statements of Operations
(Unaudited)
($ and shares in thousands, except per share amounts)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024
Net sales	$67,167	$46,778	$163,324	$147,053
Cost of products sold	48,788	34,749	118,505	109,642
Gross profit	18,379	12,029	44,819	37,411
Operating expenses	16,129	8,223	35,560	24,688
Operating profit	2,250	3,806	9,259	12,723
Pension expense	—	(41)	—	(122)
Other income, net	162	161	428	384
Interest expense	(1,137)	(411)	(2,051)	(1,213)
Profit before income taxes	1,275	3,515	7,636	11,772
Income tax (benefit) expense	(108)	982	1,000	3,894
Net earnings	1,383	2,533	6,636	7,878
Less: Net earnings attributable to the non-controlling interest	29	12	81	151
Net earnings attributable to Kewaunee Scientific Corporation	$1,354	$2,521	$6,555	$7,727

Net earnings per share attributable to Kewaunee Scientific Corporation stockholders
Basic	$0.47	$0.87	$2.29	$2.68
Diluted	$0.45	$0.85	$2.20	$2.64
Weighted average number of common shares outstanding
Basic	2,872	2,893	2,864	2,885
Diluted	2,995	2,965	2,979	2,927

See accompanying notes to Condensed Consolidated Financial Statements.

Kewaunee Scientific Corporation
Condensed Consolidated Statements of Comprehensive Earnings
(Unaudited)
($ in thousands)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024
Net earnings	$1,383	$2,533	$6,636	$7,878
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(262)	(40)	(454)	(435)
Other comprehensive loss	(262)	(40)	(454)	(435)
Comprehensive earnings, net of tax	1,121	2,493	6,182	7,443
Less: Comprehensive income attributable to the non-controlling interest	29	12	81	151
Comprehensive earnings attributable to Kewaunee Scientific Corporation	$1,092	$2,481	$6,101	$7,292

See accompanying notes to Condensed Consolidated Financial Statements.

Kewaunee Scientific Corporation
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
($ in thousands, except per share amounts)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Kewaunee Scientific Corporation Stockholders' Equity
Balance at April 30, 2024	$7,273	$5,406	$(2,051)	$47,514	$(3,382)	$54,760
Net earnings attributable to Kewaunee Scientific Corporation	—	—	—	2,193	—	2,193
Other comprehensive loss	—	—	—	—	(116)	(116)
Stock-based compensation	80	(894)	—	—	—	(814)
Balance at July 31, 2024	$7,353	$4,512	$(2,051)	$49,707	$(3,498)	$56,023
Net earnings attributable to Kewaunee Scientific Corporation	—	—	—	3,008	—	3,008
Other comprehensive loss	—	—	—	—	(76)	(76)
Stock-based compensation	—	373	—	—	—	373
Balance at October 31, 2024	$7,353	$4,885	$(2,051)	$52,715	$(3,574)	$59,328
Net earnings attributable to Kewaunee Scientific Corporation	—	—	—	1,354	—	1,354
Other comprehensive loss	—	—	—	—	(262)	(262)
Stock-based compensation	—	381	—	—	—	381
Balance at January 31, 2025	$7,353	$5,266	$(2,051)	$54,069	$(3,836)	$60,801

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Kewaunee Scientific Corporation Stockholders' Equity
Balance at April 30, 2023	$7,084	$5,059	$(53)	$28,761	$(3,442)	$37,409
Net earnings attributable to Kewaunee Scientific Corporation	—	—	—	2,474	—	2,474
Other comprehensive loss	—	—	—	—	(144)	(144)
Stock-based compensation	185	(494)	—	—	—	(309)
Balance at July 31, 2023	$7,269	$4,565	$(53)	$31,235	$(3,586)	$39,430
Net earnings attributable to Kewaunee Scientific Corporation	—	—	—	2,732	—	2,732
Other comprehensive loss	—	—	—	—	(251)	(251)
Stock-based compensation	—	241	—	—	—	241
Purchase of Treasury Stock, 2,423 shares	—	—	(44)	—	—	(44)
Balance at October 31, 2023	$7,269	$4,806	$(97)	$33,967	$(3,837)	$42,108
Net earnings attributable to Kewaunee Scientific Corporation	—	—	—	2,521	—	2,521
Other comprehensive loss	—	—	—	—	(40)	(40)
Stock-based compensation	1	240	—	—	—	241
Purchase of Treasury Stock, 27,033 shares	—	—	(747)	—	—	(747)
Balance at January 31, 2024	$7,270	$5,046	$(844)	$36,488	$(3,877)	$44,083

See accompanying notes to Condensed Consolidated Financial Statements.

Kewaunee Scientific Corporation
Condensed Consolidated Balance Sheets
($ and shares in thousands, except per share amounts)

	January 31, 2025	April 30, 2024
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$9,454	$23,267
Restricted cash	2,881	2,671
Receivables, less allowance; $588; $588, on each respective date	57,419	45,064
Inventories	31,560	20,679
Prepaid expenses and other current assets	7,298	5,136
Total Current Assets	108,612	96,817
Property, plant and equipment, at cost	73,087	64,234
Accumulated depreciation	(49,238)	(46,585)
Property, plant and equipment, net	23,849	17,649
Right of use assets	13,974	7,454
Deferred income taxes	3,883	7,401
Intangible assets, net	18,216	—
Goodwill	14,150	—
Other assets	6,464	5,445
Total Assets	$189,148	$134,766

Liabilities and Stockholders' Equity
Current Liabilities:
Short-term borrowings	$1,131	$3,099
Current portion of financing liability	769	713
Current portion of term loan	3,000	—
Current portion of financing lease liabilities	102	111
Current portion of operating lease liabilities	3,395	2,123
Accounts payable	24,530	23,262
Employee compensation and amounts withheld	6,843	6,041
Deferred revenue	7,773	4,374
Other accrued expenses	2,628	1,057
Total Current Liabilities	50,171	40,780
Long-term portion of financing liability	26,835	27,420
Long-term portion of seller note	23,463	—
Long-term portion of term loan	11,500	—
Long-term portion of financing lease liabilities	150	235
Long-term portion of operating lease liabilities	9,550	5,434
Accrued pension and deferred compensation costs	3,818	3,008
Deferred income taxes	1,093	1,218
Other non-current liabilities	447	462
Total Liabilities	127,027	78,557
Commitments and Contingencies
Stockholders' Equity:
Common stock, $2.50 par value, Authorized – 5,000 shares; Issued – 2,941 shares; 2,909 shares; – Outstanding – 2,872 shares; 2,839 shares, on each respective date	7,353	7,273
Additional paid-in-capital	5,266	5,406
Retained earnings	54,069	47,514
Accumulated other comprehensive loss	(3,836)	(3,382)
Common stock in treasury, at cost, 70 shares, on each respective date	(2,051)	(2,051)
Total Kewaunee Scientific Corporation Stockholders' Equity	60,801	54,760
Non-controlling interest	1,320	1,449
Total Stockholders' Equity	62,121	56,209
Total Liabilities and Stockholders' Equity	$189,148	$134,766
See accompanying notes to Condensed Consolidated Financial Statements.

Kewaunee Scientific Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)
($ in thousands)

	Nine Months Ended January 31,
	2025	2024
Cash flows from operating activities:
Net earnings	$6,636	$7,878
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	3,184	2,305
Provision for credit losses	120	227
Stock-based compensation expense	1,071	665
Deferred income taxes	(1,982)	191
Accrued payment in kind ("PIK") interest	463	—
Change in assets and liabilities (net of effect of acquisition):
Receivables	(1,825)	4,745
Inventories	2,862	44
Accounts payable and other accrued expenses	(4,925)	(3,842)
Deferred revenue	2,464	6,151
Other, net	(2,692)	55
Net cash provided by operating activities	5,376	18,419
Cash flows from investing activities:
Capital expenditures	(1,650)	(3,394)
Purchase of business, net of cash acquired	(28,735)	—
Net cash used in investing activities	(30,385)	(3,394)
Cash flows from financing activities:
Dividends paid to non-controlling interest in subsidiaries	(161)	—
Proceeds from term loan	15,000	—
Repayments on term loan	(500)	—
Proceeds from short-term borrowings	72,191	112,316
Repayments on short-term borrowings	(74,158)	(112,718)
Payments on sale-leaseback financing transaction	(529)	(476)
Proceeds from long-term lease obligations	—	202
Payments on long-term lease obligations	(94)	(78)
Purchase of treasury stock	—	(791)
Net cash provided by (used in) financing activities	11,749	(1,545)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(343)	(183)
(Decrease) increase in cash, cash equivalents and restricted cash	(13,603)	13,297
Cash, cash equivalents and restricted cash, beginning of period	25,938	13,815
Cash, cash equivalents and restricted cash, end of period	$12,335	$27,112

See accompanying notes to Condensed Consolidated Financial Statements.

Kewaunee Scientific Corporation
Condensed Consolidated Statements of Cash Flows (Cont'd)
(Unaudited)
($ in thousands)

	Nine Months Ended January 31,
	2025	2024
Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$1,532	$1,248

Noncash investing and financing activities:
Change in debt related to seller note	$23,000	$—

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
B. Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less. During the nine months ended January 31, 2025 and twelve months ended April 30, 2024, the Company had cash deposits in excess of FDIC insured limits. The Company has not experienced any losses from such deposits. Restricted cash includes bank deposits of subsidiaries used for performance guarantees against customer orders.
The Company includes restricted cash along with the cash balance for presentation in the Condensed Consolidated Statements of Cash Flows. The reconciliation between the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Cash Flows is as follows (in thousands):

	January 31, 2025	April 30, 2024
Cash and cash equivalents	$9,454	$23,267
Restricted cash	2,881	2,671
Total cash, cash equivalents and restricted cash	$12,335	$25,938

C. Nu Aire Acquisition
On November 1, 2024 (the “Closing Date”), the Company completed the acquisition of Nu Aire, Inc. ("Nu Aire"), a leading manufacturer of equipment for a diverse range of laboratory and pharmacy environments, by acquiring all of the Nu Aire capital stock that was issued and outstanding as of the date of acquisition (the "Transaction"). The Transaction expands the Company's capabilities, allowing the combined organization to better meet the needs of end-users in laboratory furnishings and accelerates the Company's vision of becoming the market leader in the design and manufacturing of laboratory furniture and technical products essential for outfitting laboratories.
The Company purchased all the outstanding stock of Nu Aire for $55.0 million, subject to certain adjustments for debt, cash, transaction expenses, and net working capital resulting in aggregate acquisition consideration of $53.0 million as shown in the table below. $23.0 million of the purchase price payable at closing of the Transaction was funded pursuant to subordinated seller notes. The remaining purchase price payable at closing of the Transaction was paid in cash, which cash was funded, in part, through the Revolving Credit Facility (as defined in Note H, Long-term Debt and Other Credit Arrangements), and Term Loan (as defined in Note H, Long-term Debt and Other Credit Arrangements), provided to the Company by PNC Bank, National Association ("PNC").

The following table summarizes the aggregate acquisition consideration for Nu Aire:

($ in thousands)
Cash paid to Nu Aire	$29,669
Subordinated Promissory Notes due to Nu Aire	23,000
Payment of Nu Aire transaction expenses	311
Purchase Price	$52,980
The Transaction was accounted for as a business combination using the acquisition method of accounting in accordance with ASC 805, Business Combinations. The purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill, none of which is expected to be deductible for tax purposes. Goodwill arising from the Transaction is attributable to the value of the acquired assembled workforce and the premium paid.
The January 31, 2025 Consolidated Balance Sheet includes the assets and liabilities of Nu Aire. The preliminary allocation of purchase price recorded for Nu Aire was as follows:

($ in thousands)
Assets acquired:
Cash and cash equivalents	$1,245
Receivables	10,650
Inventories	13,744
Prepaid expenses and other current assets	852
Property, plant and equipment	7,349
Other intangible assets	18,600
Goodwill	14,150
Right of use assets	7,376
Other assets	7
Total assets acquired	73,973

Liabilities assumed:
Current portion of operating lease liabilities	(965)
Accounts payable	(4,318)
Employee compensation and amounts withheld	(2,642)
Deferred revenue	(935)
Other accrued expenses	(1,591)
Long-term portion of operating lease liabilities	(5,167)
Deferred income taxes	(5,375)
Total liabilities assumed	(20,993)
Preliminary aggregate acquisition consideration	$52,980
The above fair values of assets acquired and liabilities assumed are preliminary and are based on the information that was available as of the reporting date. The fair values of the assets acquired and liabilities assumed were preliminarily determined using the income and cost approaches. In many cases, the determination of the fair values required estimates about discount rates, future expected cash flows and other future events that are judgmental and subject to change. The fair value measurements were primarily based on significant inputs that are not observable in the market and thus represent a Level 3 measurement of the fair value hierarchy as defined in ASC 820, Fair Value Measurements. Intangible assets consisting of customer relationships, trade names and trademarks, and developed technology were valued using the multi-period excess earnings method ("MEEM"), or the relief from royalty ("RFR") method, both are forms of the income approach. A cost approach was applied for property, plant and equipment.
•Customer relationship intangible assets were valued using the MEEM method. The significant assumptions used include the estimated annual net cash flows (including appropriate revenue and profit attributable to the asset, customer attrition rates, applicable tax rate, and contributory asset charges, among other factors), the discount rate reflecting the risks inherent in the future cash flow stream, an assessment of the asset's life cycle and the tax amortization benefit, among other factors.
•The trade names and trademarks and developed technology intangible assets were valued using the RFR method. The significant assumptions used include the estimated annual net cash flows (including appropriate revenue attributable to the asset, applicable tax rate, royalty rate, and other factors such as technology related obsolescence rates), the discount rate, reflecting the risks inherent in the future cash flow stream, and the tax amortization benefit, among other factors.
•The cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent economic utility, was used for property, plant, and equipment. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the property, less an allowance for loss in value due to depreciation.
The Company believes that the information provides a reasonable basis for estimating the fair values of the acquired assets and assumed liabilities, but the potential for measurement period adjustments exists based on the Company's continuing review of matters related to the Transaction. The Company expects to complete the purchase price allocation as soon as practicable, but no later than one year from the Closing Date.
The amounts, based on preliminary valuations and subject to final adjustment, allocated to intangible assets are as follows:

($ in thousands)	Preliminary Fair Value	Estimated Useful Life
Customer relationships	$9,800	10 years
Trade names and trademarks	4,900	indefinite
Developed technology	3,900	7 years
Intangible assets acquired	$18,600
Since the Closing Date, the results of operations for Nu Aire of $18.3 million of revenue and $71,000 of net loss for the three months ended January 31, 2025, have been included within the accompanying Consolidated Statements of Operations.
The following unaudited supplemental pro forma combined financial information presents the Company's results of operations for the three and nine months ended January 31, 2025 and 2024 as if the acquisition of Nu Aire had occurred on May 1, 2023. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the Company's operating results that may have actually occurred had the acquisition of Nu Aire been completed on May 1, 2023. In addition, the unaudited pro forma financial information does not give effect to any anticipated cost savings, operating efficiencies, or other synergies that may be associated with the Transaction, or any estimated costs that have been or will be incurred by the Company to integrate the assets and operations of Nu Aire.

	Three Months Ended January 31,		Nine Months Ended January 31,
($ in thousands, except per share amounts)	2025	2024	2025	2024
Net sales	$67,167	$66,914	$199,548	$208,948
Net earnings	1,856	3,284	6,812	7,905
Net earnings per share attributable to Kewaunee Scientific Corporation stockholders:
Basic	$0.65	$1.14	$2.38	$2.74
Diluted	$0.62	$1.11	$2.29	$2.70
D. Revenue Recognition
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

Disaggregated Revenue
A summary of net sales transferred to customers over time and at a point in time for the periods ended January 31, 2025 and January 31, 2024 is as follows (in thousands):

	Three Months Ended
	January 31, 2025			January 31, 2024
	Domestic	International	Total	Domestic	International	Total
Over Time	$33,082	$15,191	$48,273	$30,207	$15,004	$45,211
Point in Time	18,894	—	18,894	1,567	—	1,567
Total	$51,976	$15,191	$67,167	$31,774	$15,004	$46,778

	Nine Months Ended
	January 31, 2025			January 31, 2024
	Domestic	International	Total	Domestic	International	Total
Over Time	$102,594	$39,416	$142,010	$96,880	$45,674	$142,554
Point in Time	21,314	—	21,314	4,499	—	4,499
Total	$123,908	$39,416	$163,324	$101,379	$45,674	$147,053

Contract Balances
The closing balances of contract assets included $11,320,000 in accounts receivable and $1,000 in other assets at January 31, 2025. The opening balance of contract assets arising from contracts with customers included $11,840,000 in accounts receivable and $312,000 in other assets at April 30, 2024. The closing and opening balances of contract liabilities included in deferred revenue arising from contracts with customers were $7,773,000 at January 31, 2025 and $4,374,000 at April 30, 2024. The timing of revenue recognition, billings and cash collections results in accounts receivable, unbilled receivables, and deferred revenue which are disclosed in the Condensed Consolidated Balance Sheets and in the Notes to the Condensed Consolidated Financial Statements. In general, the Company receives payments from customers based on a billing schedule established in its contracts. Unbilled receivables represent amounts earned which have not yet been billed in accordance with contractually stated billing terms and are included in receivables on the Condensed Consolidated Balance Sheets. Receivables are recorded when the right to consideration becomes unconditional and the Company has a right to invoice the customer. Deferred revenue relates to payments received in advance of performance under the contract. Deferred revenue is recognized as revenue as (or when) the Company performs under the contract. Approximately 100% of the contract liability balances at April 30, 2024 and January 31, 2025 are expected to be recognized as revenue during the respective succeeding 12 months.
E. Inventories
The Company measures inventory using the first-in, first-out method at the lower of cost or net realizable value. Inventories consisted of the following (in thousands):

	January 31, 2025	April 30, 2024
Finished products	$5,851	$3,042
Work in process	2,470	1,931
Raw materials	23,239	15,706
Total	$31,560	$20,679
The Company's International subsidiaries' inventories were $2,722,000 at January 31, 2025 and $3,239,000 at April 30, 2024 and are included in the above tables.

F. Fair Value of Financial Instruments
The Company's financial instruments consist primarily of cash and equivalents, mutual funds, short-term borrowings, and the cash surrender value of life insurance policies. The carrying value of these assets and liabilities approximates their fair value. The following tables summarize the Company's fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of January 31, 2025 and April 30, 2024 (in thousands):

	January 31, 2025
Financial Assets	Level 1	Level 2	Total
Trading securities held in non-qualified compensation plans (1)	$1,849	$—	$1,849
Cash surrender value of life insurance policies (1)	—	1,484	1,484
Total	$1,849	$1,484	$3,333
Financial Liabilities
Non-qualified compensation plans (2)	$—	$3,818	$3,818
Total	$—	$3,818	$3,818

	April 30, 2024
Financial Assets	Level 1	Level 2	Total
Trading securities held in non-qualified compensation plans (1)	$1,565	$—	$1,565
Cash surrender value of life insurance policies (1)	—	1,077	1,077
Total	$1,565	$1,077	$2,642
Financial Liabilities
Non-qualified compensation plans (2)	$—	$3,009	$3,009
Total	$—	$3,009	$3,009
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
G. Goodwill and Other Intangible Assets
In connection with the Nu Aire Acquisition, on November 1, 2024, the Company recorded goodwill of $14.2 million on its Condensed Consolidated Balance Sheet. See Note C, Nu Aire Acquisition for additional information. No impairment losses on goodwill were recorded during the three months ended January 31, 2025. The ending balance of goodwill at January 31, 2025 was approximately $14.2 million.
Also in connection with the Nu Aire Acquisition, the Company recorded other intangible assets on November 1, 2024 of $18.6 million on its Condensed Consolidated Balance Sheet. See Note C, Nu Aire Acquisition for additional information. The gross carrying amount and accumulated amortization of the Company's intangible assets other than goodwill as of January 31, 2025 were as follows:

		January 31, 2025
($ in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	10 years	$9,800	$(245)	$9,555
Trade names and trademarks	indefinite	4,900	—	4,900
Developed technology	7 years	3,900	(139)	3,761
Total		$18,600	$(384)	$18,216

Expected future amortization expense related to intangible assets, net as of January 31, 2025, excluding trade names and trademarks, are as follows:

($ in thousands)
Remainder of fiscal 2025	$384
2026	1,537
2027	1,537
2028	1,537
2029	1,537
Thereafter	6,784
Total	$13,316

H. Long-term Debt and Other Credit Arrangements
The components of the Company's long-term debt, excluding lease and sale-leaseback-related activity, as presented on the Condensed Consolidated Balance Sheet were as follows:

($ in thousands)	January 31, 2025
PNC Loan Agreement	$14,500
Seller Notes	23,463
Total long-term debt	$37,963

Current portion of long-term debt	$3,000
Non-current portion of long-term debt	34,963
Total long-term debt	$37,963
See Note J, Leases, for more information on any long-term debt related to the Company's lease portfolio and Note I, Sale-Leaseback Financing Transaction, for more information on any long-term debt related to the Company's sale-leaseback financing transaction.
PNC Loan Agreement
As noted in Note C, Nu Aire Acquisition, the Company entered into a Loan Agreement (the “Loan Agreement”) with PNC on November 1, 2024. The loans governed by the Loan Agreement include (i) a $20.0 million committed senior secured revolving line of credit facility (the “Revolving Credit Facility”), which contains an option to increase the facility upon request by the Company and approval by PNC, in its discretion, by an additional $10.0 million; and (ii) a $15.0 million term loan (the “Term Loan”). The Revolving Credit Facility and Term Loan mature on November 1, 2029. The Revolving Credit Facility and the Term Loan can be paid at any time without penalty.
For the Revolving Credit Facility, the interest rate will be selected by the Company at each advance from one of two options. Option one is a base rate option. Option 2 is a daily secured overnight financing rate. There is an unused fee of 0.15% to 0.25%, determined by the ratio of senior debt to the Company’s EBITDA, of the unused daily balance of the Revolving Credit Facility. For the Term Loan, the principal will be paid in 60 substantially equal monthly installments commencing on November 1, 2024. Interest will be paid at the same time and calculated on the outstanding principal balance at an interest rate equal to the rate under Option 2 of the Revolving Credit Facility.
At January 31, 2025, no advances were outstanding under the Revolving Credit Facility. Amounts available under the Revolving Credit Facility were $20.0 million at January 31, 2025. The borrowing rate under the Revolving Credit Facility was 5.94% as of January 31, 2025.
The Loan Agreement has customary reporting covenants. The principal financial covenants require that (1) the Company maintain on a consolidated basis a ratio of senior funded indebtedness to EBITDA of not more than 2.50 to 1.00 and (2) a fixed charge coverage ratio of at least 1.20 to 1.00. The Loan Agreement also contains covenants prohibiting under certain circumstances (1) the incurrence of certain indebtedness, (2) the granting of security interests by the Company to persons other than PNC, (3) the delivery of guaranties for debts of third parties, and (4) certain transactions not in the ordinary course of business. At January 31, 2025, the Company was in compliance with all of the financial covenants under the Loan Agreement.

Seller Notes
As noted in Note C, Nu Aire Acquisition, $23.0 million of the aggregate purchase price paid in the Nu Aire Acquisition was paid by the issuance of subordinated seller notes (the "Seller Notes") entered into by the Company on November 1, 2024. The Seller Notes will accrue interest at 8% per annum and will mature on November 1, 2027, at which time the outstanding principal amount and all unpaid accrued interest will become due and payable by the Company. The Company accrued $463,000 in PIK interest for the three-month period ended January 31, 2025.
The Seller Notes may be prepaid, in full or in part, any time without prepayment penalty, premium, or other fee; subject, however, to each seller’s obligation not to accept any prepayment under the Seller Notes until all Secured Claims (as defined in the Seller Notes) have been paid to PNC. The Company’s obligations under the Seller Notes are secured by a security agreement entered into between the Company and each shareholder of Nu Aire immediately prior to the completion of the acquisition (the "Sellers"), pursuant to which the Sellers have the option to cause the Company to issue shares of the Company’s common stock to the Sellers, solely upon the occurrence of an event of default.
The rights of the Sellers to receive payments under the Seller Notes are subordinate to the rights of PNC under the Loan Agreement pursuant to a separate subordination agreement that the Sellers entered into with PNC on November 1, 2024 in connection with the Transaction.
Mid Cap Revolving Credit Facility
At April 30, 2024, advances of $3.0 million were outstanding under the Company's previous revolving credit facility with Mid Cap Funding IV Trust (the "Mid Cap Revolving Credit Facility"). The amounts available under the Mid Cap Revolving Credit Facility was $11.6 million at April 30, 2024. The borrowing rate under the Mid Cap Revolving Credit Facility was 9.54% as of April 30, 2024. At April 30, 2024, the Company was in compliance with all of the financial covenants under the Mid Cap Revolving Credit Facility.
On September 30, 2024, the Company terminated the Mid Cap Revolving Credit Facility. At the time of termination, there was a $3.0 million balance outstanding under the Mid Cap Revolving Credit Facility, which was paid off in full as part of the termination. The Company incurred $0.5 million in related expenses as a result of the termination.
International Subsidiaries Short-Term Borrowings
The Company's International subsidiaries had a balance outstanding of $1,131,000 in short-term borrowings related to overdraft protection and short-term loan arrangements at January 31, 2025. The Company's International subsidiaries had a balance outstanding at April 30, 2024 of $99,000 in short-term borrowings related to overdraft protection and short-term loan arrangements.

I. Sale-Leaseback Financing Transaction

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
As of January 31, 2025, the carrying value of the financing liability was $27,604,000, net of $604,000 in debt issuance costs, of which $769,000 was classified as current on the Consolidated Balance Sheet with $26,835,000 classified as long-term. As of April 30, 2024, the carrying value of the financing liability was $28,133,000, net of $648,000 in debt issuance costs, of which $713,000 was classified as current on the Consolidated Balance Sheet with $27,420,000 classified as long-term. The monthly lease payments are split between a reduction of principal and interest expense using the effective interest rate method. Interest expense associated with the financing arrangement was $313,000 and $321,000 for the three months ended January 31, 2025 and January 31, 2024, respectively. Interest expense associated with the financing arrangement was $944,000 and $968,000 for the nine months ended January 31, 2025 and January 31, 2024, respectively.
The Company will continue to depreciate the building down to zero over the 20-year assumed economic life of the property so that at the end of the lease term, the remaining carrying amount of the financing liability will equal the carrying amount of the land of $41,000.
Remaining future cash payments related to the financing liability as of January 31, 2025 are as follows:

($ in thousands)
Remainder of fiscal 2025	$495
2026	2,009
2027	2,049
2028	2,090
2029	2,132
Thereafter	31,737
Total Minimum Liability Payments	40,512
Imputed Interest	(12,908)
Total	$27,604

J. Leases
The Company recognizes lease assets and lease liabilities reflecting the rights and obligations created by operating type leases for real estate and equipment in both the U.S. and internationally and financing leases for vehicles and IT equipment in the U.S. At January 31, 2025 and April 30, 2024, right-of-use assets totaled $13,974,000 and $7,454,000, respectively. Operating cash paid to settle lease liabilities was $2,376,000 and $1,930,000 for the nine months ended January 31, 2025 and January 31, 2024, respectively. The Company's leases have remaining lease terms of up to 7 years. In addition, some of the leases may include options to extend the leases for up to 5 years or options to terminate the leases within 1 year. Operating lease expenses were $1,306,000 and $3,066,000 for the three and nine months ended January 31, 2025, inclusive of period cost for short-term leases, not included in lease liabilities, of $264,000 and $691,000. Operating lease expenses were $862,000 and $2,576,000 for the three and nine months ended January 31, 2024, inclusive of period cost for short-term leases, not included in lease liabilities, of $214,000 and $646,000.
At January 31, 2025, the weighted average remaining lease term for the capitalized operating leases was 4.2 years and the weighted average discount rate was 6.2%. For the financing leases, the weighted average remaining lease term was 4.4 years and the weighted average discount rate was 8.6%. As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of those lease payments. The Company uses the implicit rate when readily determinable.

Future minimum lease payments under non-cancelable leases as of January 31, 2025 were as follows:

($ in thousands)	Operating	Financing
Remainder of fiscal 2025	$1,034	$18
2026	3,904	112
2027	3,371	40
2028	2,490	40
2029	2,134	40
Thereafter	1,794	55
Total Minimum Lease Payments	14,727	305
Imputed Interest	(1,782)	(53)
Total	$12,945	$252
K. Stockholders' Equity

Common Stock
The Company is authorized to issue 5,000,000 shares of Common Stock, par value of $2.50 per share. Holders of the Company's Common Stock are entitled to one vote per share. As of January 31, 2025 and April 30, 2024, there were approximately 2,872,000 and 2,839,000 shares, respectively, of Common Stock outstanding. The Company has not declared or paid any dividends with respect to its Common Stock during the three and nine months ended January 31, 2025. The declaration and payment of any future dividends is at the discretion of the Board of Directors and will depend upon many factors, including the Company's earnings, capital requirements, investment and growth strategies, financial conditions, the terms of the Company's indebtedness, which contains provisions that could limit the payment of dividends in certain circumstances, and other factors that the Board of Directors may deem to be relevant.

Share Repurchase Program
On August 31, 2023, the Board of Directors of the Company adopted a share repurchase program with authorization to repurchase up to 100,000 shares. There is no expiration date and currently, management has no plans to terminate this program. The Company did not purchase any shares under its share repurchase program during the three and nine months ended January 31, 2025. As of January 31, 2025, the total remaining purchase authorization was 33,809 shares.

On March 12, 2025, the Board of Directors amended the existing share repurchase program to authorize the repurchase of up to an additional 100,000 shares of the Company's common stock (as amended, the "Program"). The Program does not have a specified expiration date and the timing and amount of any repurchase under this Program will be determined by the Company's management at its discretion based upon its ongoing assessment of the capital needs of the business, the market price of the Company's common stock, and general market conditions.
L. Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the assumed exercise of outstanding options and the conversion of restricted stock units ("RSUs") under the Company's various stock compensation plans, except when RSUs and options have an antidilutive effect. There were no antidilutive RSUs and options outstanding at January 31, 2025. There were 15,000 antidilutive RSUs and options outstanding at January 31, 2024. The following is a reconciliation of basic to diluted weighted average common shares outstanding (in thousands):

	Three Months Ended		Nine Months Ended
	January 31, 2025	January 31, 2024	January 31, 2025	January 31, 2024
Basic	2,872	2,893	2,864	2,885
Dilutive effect of stock options and RSUs	123	72	115	42
Weighted average common shares outstanding - diluted	2,995	2,965	2,979	2,927
M. Stock Options and Stock-based Compensation
The Company recognizes compensation costs related to stock options and other stock awards granted by the Company as operating expenses over their vesting period.

In August 2023, the stockholders approved the 2023 Omnibus Incentive Plan ("2023 Plan"), which enables the Company to grant equity-based awards, with potential recipients including directors, consultants, and employees. This plan replaces the 2017 Omnibus Incentive Plan ("2017 Plan"). No new awards will be granted under the prior plans. All outstanding options granted under the prior plans remain subject to, and will be settled upon exercise under, the prior plans. At the date of approval of the 2023 Plan, there were 64,633 shares available for issuance under the 2017 Plan. These shares and any outstanding awards that subsequently cease to be subject to such awards are available under the 2023 Plan. The 2023 Plan also increased the total number of shares reserved for issuance under the Company's equity compensation plans by 310,000, for a total of 374,633 shares initially reserved for issuance under the 2023 Plan. At January 31, 2025, there were 383,572 shares available for future issuance under the 2023 Plan.
In June 2024, the Company granted 47,940 RSUs under the 2023 Plan. These RSUs include both a service and a performance component, vesting over a three-year period. The recognized expense is based upon the vesting period for service criteria and estimated attainment of the performance criteria at the end of the three-year period, based on the ratio of cumulative days of service to total days over the three-year period. The Company recorded stock-based compensation expense of $380,000 and $1,071,000 during the three and nine months ended January 31, 2025 with the remaining estimated stock-based compensation expense of $2,334,000 to be recorded over the remaining vesting periods. The Company recorded stock-based compensation expense of $241,000 and $655,000 during the three and nine months ended January 31, 2024.

N. Income Taxes
Income tax benefit of $108,000 and income tax expense of $1,000,000 were recorded for the three and nine months ended January 31, 2025, respectively. Income tax expense of $982,000 and $3,894,000 were recorded for the three and nine months ended January 31, 2024, respectively. The effective tax rate was (8.5)% and 13.1% for the three and nine months ended January 31, 2025, respectively. The effective tax rate for the current three and nine months periods reflects the impact of foreign operations which are taxed at different rates than the U.S. tax rate of 21%, combined with expected current year tax expense for the Company's domestic operations. In addition, the income tax expense recorded for the nine months ended January 31, 2025 was favorably impacted by a discrete tax benefit of $421,000 resulting from the issuance of stock through the vesting of restricted stock units and the exercise of stock options during the first quarter. The effective tax rate was 27.9% and 33.1% for the three and nine months ended January 31, 2024, respectively. The prior year effective tax rate was influenced by foreign operations which are taxed at different rates than the U.S. tax rate of 21%, combined with expected tax expense for the Company's domestic operations and estimated increases in the domestic valuation allowance required for the corresponding period. In addition, income tax expense for the nine months ended January 31, 2024 was unfavorably impacted by additional foreign tax expense of $387,000 related to India tax matters. This one-time expense was related to management's decision to discontinue management fees, citing challenges associated with the Indian tax authority and cost benefit analysis.
In August 2019, the Company revoked its indefinite reinvestment of foreign unremitted earnings position in compliance with ASC 740 "Income Taxes" and terminated its indefinite reinvestment of unremitted earnings assertion for the Singapore and Kewaunee Labway India Pvt. Ltd. international subsidiaries. The Company has a deferred tax liability of $1,431,000 and $1,572,000 for the withholding tax related to Kewaunee Labway India Pvt. Ltd. as of January 31, 2025 and April 30, 2024, respectively.
O. Defined Benefit Pension Plans
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

There were no Company contributions paid to the plans for the three and nine months ended January 31, 2024. The Company assumed an expected long-term rate of return of 7.75% for the period ended January 31, 2024.

Pension expense consisted of the following (in thousands):

Three Months Ended
January 31, 2024
Service cost	$—
Interest cost	223
Expected return on plan assets	(328)
Recognition of net loss	146
Net periodic pension expense	$41

Nine Months Ended
January 31, 2024
Service cost	$—
Interest cost	670
Expected return on plan assets	(984)
Recognition of net loss	436
Net periodic pension expense	$122
P. Segment Information
The Company's operations are classified into two business segments: Domestic and International. The Domestic business segment principally designs, manufactures, and installs scientific and technical furniture, including steel and wood laboratory cabinetry, fume hoods, flexible systems, worksurfaces, workstations, workbenches, and computer enclosures. On November 1, 2024, the Company completed its acquisition of Nu Aire, whose operating results are reflected in the Domestic Operations segment, expanding the Company's Domestic capabilities through its manufacturing of biological safety cabinets, CO2 incubators, ultralow freezers, and other essential laboratory products. See Note C, Nu Aire Acquisition for further information. The International business segment, which consists of the Company's foreign subsidiaries, provides products and services, including facility design, detailed engineering, construction, and project management from the planning stage through testing and commissioning of laboratories. Intersegment transactions are recorded at normal profit margins. All intercompany balances and transactions have been eliminated. Certain corporate expenses shown below have not been allocated to the business segments.
The following tables provide financial information by business segment and unallocated corporate expenses for the periods ended January 31, 2025 and 2024 (in thousands):

	Domestic Operations	International Operations	Corporate / Eliminations	Total
Three Months Ended January 31, 2025
Revenues from external customers	$51,976	$15,191	$—	$67,167
Intersegment revenues	28	943	(971)	—
Earnings (loss) before income taxes	3,514	786	(3,025)	1,275

Three Months Ended January 31, 2024
Revenues from external customers	$31,774	$15,004	$—	$46,778
Intersegment revenues	84	1,412	(1,496)	—
Earnings (loss) before income taxes	2,852	1,732	(1,069)	3,515

	Domestic Operations	International Operations	Corporate / Eliminations	Total
Nine Months Ended January 31, 2025
Revenues from external customers	$123,908	$39,416	$—	$163,324
Intersegment revenues	298	2,766	(3,064)	—
Earnings (loss) before income taxes	12,914	2,183	(7,461)	7,636

Nine Months Ended January 31, 2024
Revenues from external customers	$101,379	$45,674	$—	$147,053
Intersegment revenues	509	3,228	(3,737)	—
Earnings (loss) before income taxes	10,762	4,326	(3,316)	11,772
Q. New Accounting Standards
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
In November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)," which requires public business entities to provide disclosure of additional information about certain identified costs and expenses on both an interim and annual basis. In January 2025, the FASB issued ASU 2025-01, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40); Clarifying the Effective Date," which provided clarification regarding the effective dates of annual and interim disclosure requirements presented in ASU 2024-03. Upon consideration of the clarification in 2025-01, the guidance in ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning within annual reporting periods beginning after December 15, 2027. The Company will adopt this standard in fiscal year 2028 for annual disclosures and fiscal year 2029 for interim disclosures. The Company does not expect the adoption of this standard to have a significant impact on the Company's consolidated financial position or results of operations.
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The Company's 2024 Annual Report to Stockholders on Form 10-K contains management's discussion and analysis of the Company's financial condition and results of operations as of and for the fiscal year ended April 30, 2024. The following discussion and analysis describes material changes in the Company's financial condition since April 30, 2024. The analysis of results of operations compares the three and nine months ended January 31, 2025 with the comparable periods of the prior year.
Acquisition of Nu Aire, Inc.
On November 1, 2024, the Company completed an acquisition of Nu Aire. The Company purchased all of the outstanding capital stock of Nu Aire for $55.0 million, subject to certain customary adjustments for debt, cash, transaction expenses and net working capital. $23.0 million of the purchase price payable at closing of the Transaction was funded pursuant to subordinated seller notes. The remaining purchase price payable at closing of the Transaction was paid in cash, which cash was funded, in part, through the Revolving Credit Facility and Term Loan, provided to the Company by PNC Bank, National Association.
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
Critical Accounting Estimates
In the ordinary course of business, the Company may make estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of our consolidated financial statements in conformity with generally accepted accounting principles in the United States of America. Actual results could differ significantly from those estimates. There have been no material changes to the Company's determination of its most critical accounting estimates, which are those that are most important to the portrayal of our financial condition and results of operations, and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain, from those described in Part II, Item 7 of the Company's 2024 Annual Report on Form 10-K under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" beyond those set forth below.
Goodwill and Other Intangible Assets
The Company accounted for the Nu Aire acquisition as a business combination using the acquisition method of accounting in accordance with ASC 805, Business Combinations. The purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets was allocated to goodwill. The fair value of intangible assets acquired were valued using the income approach. A cost approach was applied for property, plant and equipment. In many cases, the determination of fair values required estimates about discount rates, future expected cash flows and other future events that are judgmental and subject to change. Intangible assets and property, plant and equipment will be amortized or depreciated on a straight-line basis over the relevant estimated useful life. The Company will conduct its impairment analysis annually, or more frequently if the Company determines potential indicators of impairment exist.
Results of Operations
Sales for the quarter were $67,167,000, an increase from sales of $46,778,000 in the comparable period of the prior year. Domestic sales for the quarter were $51,976,000, up 63.6% when compared to sales of $31,774,000 in the comparable period of the prior year. Domestic sales increased when compared to the prior year primarily due to higher manufacturing volumes than the prior year period and the acquisition of Nu Aire, as discussed above, which closed on November 1, 2024 and was not part of the prior year comparable results. International sales for the quarter were $15,191,000, up 1.2% when compared to sales of $15,004,000 in the comparable period of the prior year. International sales remained relatively flat when compared to the prior year period as the International segment continues to be challenged by customer site delays in India, which have pushed out the timing of deliveries.
Sales for the nine months ended January 31, 2025 were $163,324,000, an increase from sales of $147,053,000 in the comparable period of the prior year. Domestic sales for the period were $123,908,000, up 22.2% from sales of $101,379,000 in the comparable period of the prior year. The increase in Domestic sales was primarily driven by the incorporation of Nu Aire's post-acquisition results, as well as higher manufacturing volumes than the prior year period. International sales for the period were $39,416,000, down 13.7% from sales of $45,674,000 in the comparable period of the prior year. International sales decreased when compared to the prior year period due to customer construction site delays in India which have pushed out the timing of deliveries.
The Company's order backlog was $221.6 million at January 31, 2025, as compared to $152.3 million at January 31, 2024, and $155.6 million at April 30, 2024.
The gross profit margin for the three months ended January 31, 2025 was 27.4% of sales, as compared to 25.7% of sales in the comparable quarter of the prior year. The gross profit margin for the nine months ended January 31, 2025 was 27.4% of sales, as compared to 25.4% of sales in the comparable quarter of the prior year period. The increase in gross profit margin percentage for the three months ended January 31, 2025 was primarily driven by the acquisition of Nu Aire on November 1, 2024, combined with enhanced manufacturing productivity and effective cost-containment measures. The increase in gross profit margin percentage for the nine months ended January 31, 2025 was driven by enhanced manufacturing productivity, effective cost-containment measures, and continued benefits related to the Company's strategic go-to-market decision, made in a prior fiscal year, to stop selling direct.
Operating expenses for the three months ended January 31, 2025 were $16,129,000, or 24.0% of sales, as compared to $8,223,000, or 17.6% of sales, in the comparable period of the prior year. Operating expenses for the nine months ended January 31, 2025 were $35,560,000, or 21.8% of sales, as compared to $24,688,000 or 16.8% of sales, in the comparable period of the prior year. The increase in operating expenses for the three months ended January 31, 2025 was largely related to the acquisition of Nu Aire. The increase in operating expenses from the comparable period was also impacted by increases in consulting and professional fees of $829,000, international operating expenses of $777,000, SG&A wages, benefits, incentive and stock-based compensation of $597,000, and corporate governance expenses of $264,000. The increase in operating expenses for the nine months ended January 31, 2025 was primarily due to the acquisition of Nu Aire, with additional impacts driven by increases in consulting and professional fees of $2,326,000, SG&A wages, benefits, incentive and stock-based compensation of $1,160,000, international operating expenses of $639,000, and corporate governance expenses of $632,000. The increases in consulting and professional fees for both the three- and nine-month periods were primarily attributed to costs associated with the acquisition and integration of Nu Aire and costs incurred related to Sarbanes-Oxley 404(b) compliance readiness.
Interest expense was $1,137,000 and $2,051,000 for the three and nine months ended January 31, 2025, respectively, as compared to $411,000 and $1,213,000, respectively, for the comparable periods of the prior year. The changes in interest expense were due to changes in the levels of bank and other borrowings and interest rates.
Income tax benefit of $108,000 and income tax expense of $982,000 were recorded for the three months ended January 31, 2025 and 2024, respectively. Income tax expense of $1,000,000 and $3,894,000 were recorded for the nine months ended January 31, 2025 and 2024, respectively. The effective income tax rate for the three and nine months ended January 31, 2025 was (8.5)% and 13.1%, as compared to 27.9% and 33.1% for the three and nine months ended January 31, 2024, respectively. The effective tax rate for the current three and nine months periods reflects the impact of foreign operations which are taxed at different rates than the U.S. tax rate of 21%, combined with expected current year tax expense for the Company's domestic operations. In addition, the income tax expense recorded for the nine months ended January 31, 2025 was favorably impacted by a discrete tax benefit of $421,000 resulting from the issuance of stock through the vesting of restricted stock units and the exercise of stock options during the first quarter. See Note N, Income Taxes, of the Notes to Condensed Consolidated Financial Statements for additional information.
Non-controlling interests related to the Company's subsidiaries not 100% owned by the Company decreased net earnings by $29,000 and $81,000 for the three and nine months ended January 31, 2025, respectively, as compared to $12,000 and $151,000, respectively, for the comparable periods of the prior year. The change in the net earnings attributable to the non-controlling interest in the current period was due to changes in earnings (losses) of the subsidiaries in the related period.
Net earnings was $1,354,000, or $0.45 per diluted share, for the three months ended January 31, 2025, compared to net earnings of $2,521,000, or $0.85 per diluted share, in the prior year period. Net earnings was $6,555,000, or $2.20 per diluted share, for the nine months ended January 31, 2025, compared to net earnings of $7,727,000, or $2.64 per diluted share, in the prior year period.
Liquidity and Capital Resources
Our principal sources of liquidity have historically been funds generated from operating activities, supplemented as needed by borrowings under our previous Mid Cap Revolving Credit Facility. The Company terminated the Mid Cap Revolving Credit Facility on September 30, 2024. In conjunction with the Nu Aire acquisition (see Note C, Nu Aire Acquisition for additional details), the Company entered into a new Revolving Credit Facility with PNC, which is available on an ongoing basis to supplement our sources of liquidity as needed. Additionally, certain machinery and equipment are financed by non-cancellable operating and financing leases. The Company believes that these sources will be sufficient to support ongoing business requirements in the current fiscal year, including capital expenditures.
The Company had working capital of $58,441,000 at January 31, 2025, compared to $56,037,000 at April 30, 2024. The ratio of current assets to current liabilities was 2.2-to-1.0 at January 31, 2025, compared to 2.4-to-1.0 at April 30, 2024.
The Company's operating activities provided cash of $5,376,000 during the nine months ended January 31, 2025. Excluding the impacts of the Nu Aire acquisition, net cash provided by operating activities was primarily driven by operations, decreases in inventories of $2.9 million, and increases in deferred revenue of $2.5 million, partially offset by decreases in receivables of $1.8 million, decreases in accounts payable and other accrued expenses of $4.9 million and the change in other, net of $2.7 million, of which $1.3 million related to an increase in prepaid expenses and other current assets. During the nine months ended January

31, 2025, the Company used net cash of $30,385,000 in investing activities, of which $28.7 million related to the acquisition of Nu Aire, net of cash acquired and $1.7 million was used for capital expenditures. The Company's financing activities provided cash of $11,749,000 during the nine months ended January 31, 2025, primarily related to the issuance of a new term loan from PNC bank in connection with the acquisition of Nu Aire, partially offset by the termination of the Company's Revolving Credit Facility on September 30, 2024. See Note H, Long-term Debt and Other Credit Arrangements, for more details.
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
The Company continues to focus on supporting its dealers and distribution channel partners domestically while continuing to provide turnkey solutions in the international markets it serves. The acquisition of Nu Aire further expands Kewaunee's capabilities and presence domestically. The improved focus of the organization, combined with the acquisition of Nu Aire, a strong global management team, robust backlog, improved manufacturing capabilities, and end-use markets that continue to prioritize investment in projects that require the products Kewaunee designs and manufactures, positions the Company well.
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
Item 4.    Controls and Procedures
(a) Evaluation of disclosure controls and procedures
An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of January 31, 2025. Based on that evaluation, the Company's management, including the CEO and

CFO, concluded that, as of January 31, 2025, the Company's disclosure controls and procedures were adequate and effective and designed to ensure that all material information required to be filed in this quarterly report is made known to them by others within the Company and its subsidiaries.
(b) Changes in internal controls
In November 2024, the Company completed the acquisition of Nu Aire. The Company is in the process of integrating Nu Aire into its systems and control environment as of January 31, 2025. The Company believes it has taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during this integration. In accordance with the general guidance issued by the staff of the SEC, Nu Aire will be excluded from the scope of management's report on internal control over financial reporting for the year ending April 30, 2025. Other than the impact of this business acquisition, there were no significant changes in the Company's internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A.    Risk Factors
The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A of the Company's 2024 Annual Report on Form 10-K or Under Part II, Item 1A of the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2024, in either case under the heading "Risk Factors," any one or more of which could, directly or indirectly, cause the Company's actual financial condition and operating results to vary materially from its past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company's business, financial condition, operating results, and stock price. There have been no material changes to the Company's risk factors from those set forth in the Company's Annual Report on Form 10-K for the year ended April 30, 2024 as filed with the SEC on June 28, 2024 or the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2024 as filed with the SEC on December 13, 2024 beyond those set forth below.
We have recorded goodwill and other intangible assets in connection with the Nu Aire business acquisition. Goodwill and other acquired intangible assets could become impaired and adversely affect our future operating results.
We account for business acquisitions as business combinations under the acquisition method of accounting in accordance with accounting principles generally accepted in the United States. Under the acquisition method of accounting, the total purchase price is allocated to net tangible assets and identifiable intangible assets of acquired businesses based on their fair values as of the date of completion of the acquisition. The excess of the purchase price over those fair values is recorded as goodwill.
To the extent the value of goodwill or other intangible assets become impaired, we may be required to incur material charges relating to such impairment. We conduct our goodwill and indefinite-lived intangible asset impairment analysis annually, or more frequently if we believe indicators of impairment exist. Our reported financial condition and results of operations reflect the balances and results of the acquired business but are not restated retroactively to reflect the historical financial position or results of operations of the acquired business for periods prior to the acquisition. As a result, comparisons of future results against prior period results will be more difficult for investors.
In addition, there can be no guarantee that acquired intangible assets, particularly in-process research and development, will generate revenues or profits that we include in our forecast that is the basis for their fair values as of the acquisition date. Any such impairment charges relating to goodwill or other intangible assets could have a material impact on our operating results in future periods, and the announcement of a material impairment could have a material adverse effect on the trading price and trading volume of our common stock.
As of January 31, 2025, our Condensed Consolidated Balance Sheet reflected goodwill of $14.2 million and other intangible assets, net of $18.2 million.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities
The Company's share repurchase program was adopted on August 31, 2023. The Company did not purchase any shares under its share repurchase program during the three months ended January 31, 2025. The share repurchase program had remaining authorization of 33,809 shares as of January 31, 2025. This program was subsequently amended on March 12, 2025 to authorize the repurchase of up to an additional 100,000 shares of the Company's common stock.

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

During the nine months ended January 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed the Company of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K).
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

KEWAUNEE SCIENTIFIC CORPORATION (Registrant)

Date: March 14, 2025	By	/s/ Donald T. Gardner III
Donald T. Gardner III
(As duly authorized officer and Vice President, Finance and Chief Financial Officer)