Form 10-K
period 2025-04-30
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2025-07-02
CIK 55529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-K
__________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of shares of voting stock held by non-affiliates of the registrant was approximately $53,993,657 based on the last reported sale price of the registrant's Common Stock on October 31, 2024, the last business day of the registrant's most recently completed second fiscal quarter. Only shares beneficially owned by directors and executive officers of the registrant (excluding shares subject to options) and each person owning more than 5% of the outstanding Common Stock of the registrant were excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of June 24, 2025, the registrant had outstanding 2,844,290 shares of Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE: Those portions of the Company's proxy statement for use in connection with Kewaunee Scientific Corporation's annual meeting of stockholders to be held on August 27, 2025, indicated in this report are incorporated by reference into Part III hereof.

PART I
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this document constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). All statements other than statements of historical fact included in this Annual Report, including statements regarding the Company's future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "predict," "believe" and similar words, expressions and variations of these words and expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to known and unknown risks, uncertainties, assumptions, and other important factors that could significantly impact results or achievements expressed or implied by such forward-looking statements. Such factors, risks, uncertainties and assumptions include, but are not limited to: our ability to realize the benefits anticipated as a result of the Nu Aire acquisition; competitive and general economic conditions, including disruptions from government mandates, both domestically and internationally, as well as supplier constraints and other supply disruptions; changes in customer demands; technological changes in our operations or in our industry; dependence on customers’ required delivery schedules; risks related to fluctuations in the Company’s operating results from quarter to quarter; risks related to international operations, including foreign currency fluctuations; changes in the legal and regulatory environment; changes in raw materials and commodity costs; acts of terrorism, war, governmental action, natural disasters and other Force Majeure events. The cautionary statements made pursuant to the Reform Act herein and elsewhere by us should not be construed as exhaustive. We cannot always predict what factors would cause actual results to differ materially from those indicated by the forward-looking statements. Over time, our actual results, performance, or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and harmful to our stockholders' interest. Many important factors that could cause such differences are described under the caption "Risk Factors," in Item 1A of this Annual Report, which you should review carefully. These forward-looking statements speak only as of the date of this document. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.
Item 1. Business
GENERAL
Kewaunee Scientific Corporation (the "Company") was founded in 1906, incorporated in Michigan in 1941, became publicly-held in 1968, and was reincorporated in Delaware in 1970. Our principal business is the design, manufacture, and installation of laboratory, healthcare, and technical furniture and infrastructure products. Our products include steel and wood casework, fume hoods, adaptable modular systems, moveable workstations, stand-alone benches, biological safety cabinets, and epoxy resin work surfaces and sinks. Our acquisition, discussed below, of Nu Aire, Inc. ("Nu Aire") complements Kewaunee Scientific's existing portfolio through Nu Aire's biological safety cabinets, CO2 incubators, ultralow freezers, and other essential laboratory products. Our International subsidiaries, as identified in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on 10-K, provide products and services, including facility design, detailed engineering construction, and project management from the planning stage through testing and commissioning of laboratories.
Our products are sold primarily through purchase orders and contracts submitted by customers directly or through our dealers, our subsidiaries in Singapore and India, and a national distributor. Products are sold principally to pharmaceutical, biotechnology, industrial, chemical and commercial research laboratories, educational institutions, healthcare institutions, governmental entities, and manufacturing facilities. We consider the markets in which we compete to be highly competitive, with a significant amount of the business involving competitive public bidding.
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
Our business is not generally cyclical, although domestic sales are sometimes lower during our third quarter because of slower construction activity in certain areas of the country during the winter months. Sales for two of the Company's domestic dealers and our national stocking distributor represented, in the aggregate, approximately 41% and 42% of the Company's sales in fiscal years 2025 and 2024, respectively. Loss of all or part of our sales to a large customer would have a material effect on our financial operations.
Our order backlog at April 30, 2025 was $214.6 million, as compared to $155.6 million at April 30, 2024. Based on scheduled shipment dates and past experience, we estimate that not less than 93% of our order backlog at April 30, 2025 will be shipped during fiscal year 2026. However, it may be expected that delays in shipments will occur because of customer rescheduling or delay in completion of projects which involve the installation of our products.
ACQUISITION OF NU AIRE
The Company completed the acquisition of Nu Aire on November 1, 2024. Nu Aire is renowned for its manufacturing of biological safety cabinets, airflow products, CO2 incubators, ultralow freezers, animal handling equipment, pharmacy compounding isolators, and related parts and accessories. Their products serve a diverse range of industries, including life sciences, healthcare, pharmacy, education, food and beverage, and industrial sectors.
The acquisition of Nu Aire presents a unique opportunity for the Company to combine its robust capabilities with a recognized market leader whose product portfolio and well-developed channel strategy complement the Company's existing offerings. The acquisition also expands the Company's capabilities, allowing the combined organization to better meet the diverse needs of end-users in laboratory furnishings. Additionally, Nu Aire has established distribution partners in regions where the Company has not previously had a presence, accelerating the Company's vision of becoming the market leader in the design and manufacturing of laboratory furniture and technical products essential for outfitting laboratories.
See Note 4, Nu Aire Acquisition, of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for information concerning the nature and terms of the acquisition.
SEGMENT INFORMATION
Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker ("CODM"), or decision-making group, in deciding how to allocate resources and in assessing performance. The Company's Chief Executive Officer ("CEO") is the Company's CODM. In accordance with ASC 280, Segment Reporting, the Company determined that the CODM assesses the Company's operations and manages its businesses in two segments: Domestic and International. The Domestic segment consists of the Company's operations based out of Statesville, North Carolina and Kewaunee's subsidiary, Nu Aire, Inc., based out of Plymouth, Minnesota. The International segment consists of the foreign subsidiaries identified in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
We measure our segment profitability based on earnings before income taxes. Some Corporate expenses, such as those related to executive management, finance, etc., are allocated to the segments. Any non-allocated Corporate costs are shown separately in our segment reporting as presented in Note 14, Segment Information, of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
See Note 14, Segment Information, of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further segment financial data.
COMPETITION
We consider the industries in which we participate to be highly competitive and believe that the principal deciding factors are price, product performance, and customer service. A significant portion of our business is based upon competitive public bidding.

RESEARCH AND EXPERIMENTATION EXPENDITURES
The amount spent and expensed by us during the fiscal year ended April 30, 2025 on research and experimentation expenditures activities related to new or redesigned products was $919,000. The amount spent for similar purposes in the fiscal year ended April 30, 2024 was $920,000.
ENVIRONMENTAL COMPLIANCE
In the last two fiscal years, compliance with federal, state, or local provisions enacted or adopted regulating the discharge of materials into the environment has had no material effect on us and such regulation is not expected to have a material effect on our earnings or competitive position in the future.
CULTURE AND WORKFORCE
We are a company of passionate, talented, and motivated people. We embrace collaboration and creativity, and we encourage the iteration of ideas to address complex challenges within our industry and society.
At April 30, 2025, the Company had 793 Domestic employees, including the recent Nu Aire acquisition, and 446 International employees. Our people are critical for our continued success, so we work hard to create an environment where employees can have fulfilling careers, and be happy, healthy, and productive. We offer competitive benefits and programs to take care of the diverse needs of our employees and their families. These include opportunities for career growth and development, resources to support their financial health, and access to excellent healthcare choices and resources, including an onsite medical clinic and separate gym facility at Kewaunee's Statesville, NC headquarters, as well as regular access to onsite specialists. Our competitive compensation programs help us attract and retain top candidates. We will continue to invest in recruiting talented people to technical and non-technical roles, and celebrate their contributions with comprehensive rewards and recognition.
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
OTHER INFORMATION
We file annual, quarterly, and current reports and other information with the Securities and Exchange Commission (the "SEC"). The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
Our Internet address is www.kewaunee.com. We make available, free of charge through this website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The reference to our website does not constitute incorporation by reference of any information contained at that site.
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
We have substantial sales to three of our domestic channel partners. The combined sales to two dealers and our national stocking distributor accounted for approximately 41% of our sales in fiscal year 2025. Loss of all or a part of our sales to a large channel partner would have a material effect on our revenues and profits until an alternative channel partner could be developed.
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
On November 1, 2024, we completed the acquisition of Nu Aire. The success of this acquisition will depend, in part, on our ability to realize the anticipated business opportunities and growth prospects from combining Nu Aire with our existing business. Achieving those benefits depends on the timely, efficient, and successful execution of a number of post-acquisition events, including integrating the acquired business into the Company. Factors that could affect our ability to achieve these benefits include:
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
We have recently acquired Nu Aire, which was not subject to rules and regulations promulgated under the Sarbanes-Oxley Act of 2002, as amended ("Sarbanes-Oxley"), and may therefore lack the internal controls that would be required of a U.S. public company, which could ultimately affect our ability to ensure compliance with the requirements of Section 404 of Sarbanes-Oxley.
We have recently acquired Nu Aire, Inc., which was not previously subject to the rules and regulations promulgated under Sarbanes-Oxley and accordingly was not required to establish and maintain an internal control infrastructure meeting the standards promulgated under Sarbanes-Oxley. Our assessment of and conclusion on the effectiveness of our internal control over financial reporting as of April 30, 2025 does not include consideration of the controls of Nu Aire, which was acquired on November 1, 2024.
Although management will continue to review and evaluate the effectiveness of our internal controls in light of this acquisition, we cannot provide any assurances that there will be no significant deficiencies or material weaknesses in our internal control over financial reporting. Any significant deficiency or material weakness in the internal control structure of our acquired business may cause significant deficiencies or material weaknesses in our internal control over financial reporting, which could have an adverse effect on our business and our ability to comply with Section 404 of Sarbanes-Oxley.
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
In additional, there can be no guarantee that acquired intangible assets, particularly in-process research and development, will generate revenues or profits that we include in our forecast that is the basis for their fair value as of the acquisition date. Any such impairment charges relating to goodwill or other intangible assets could have a material impact on our operating results in future periods, and the announcement of a material impairment could have a material adverse effect on the trading price and trading volume of our common stock.
As of April 30, 2025, our Condensed Consolidated Balance Sheet reflected goodwill of $12.5 million and other intangible assets, net of $17.8 million.
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
During fiscal year 2025, 29% of our revenues were derived from sales outside of the United States. A key element of our growth strategy is to expand our worldwide customer base and our international operations. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic and political risks that are different from those in the United States. We cannot assure you that our expansion efforts into other international markets will be successful. Our experience in the United States and other international markets in which we already have a presence may not be relevant to our ability to expand in other emerging markets. Our international expansion efforts may not be successful in creating further demand for our products outside of the United States or in effectively selling our products in the international markets we enter.
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
Changes in the U.S. political or regulatory environment could affect the availability of government funding, which could negatively impact our business.
Certain of our customers may rely on government programs as a source of funding, such as medical research grants. Funding from government agencies or government reimbursement programs often fluctuates and is subject to the political process, which is often unpredictable. Any reduction in the availability or rate of funding or reimbursement, or delays surrounding the approval of such funding or reimbursement, may negatively impact our customers.
We face numerous manufacturing and supply chain risks. In addition, our reliance upon sole or limited sources of supply for certain materials, components, and services could cause production interruptions, delays and inefficiencies.
We purchase materials, components, and equipment from third parties for use in our manufacturing operations. Our results of operations could be adversely impacted if we are unable to adjust our purchases to reflect changes in customer demand and market fluctuations. Suppliers may extend lead times, limit supplies, or increase prices. If we cannot purchase sufficient products at competitive prices and of sufficient quality on a timely enough basis to meet increasing demand, we may not be able to satisfy market demand, product shipments may be delayed, our costs may increase, or we may breach our contractual commitments and incur liabilities.
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
The effects of geopolitical instability may adversely affect us and heighten significant risks and uncertainties for our business, with the ultimate impact dependent on future developments, which are highly uncertain and unpredictable.
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
Legal and Regulatory Compliance Risks
Our global operations are subject to the laws and regulations of numerous domestic and foreign jurisdictions. Failure to comply with such rules may have a material adverse impact on our business and results of operations.
We maintain operations internationally and are therefore subject to laws, regulations, and other measures in the United States and other countries. These laws can vary substantially from country to country and change from time to time. Failure to comply with these regulations could adversely affect our business. Under these laws and regulations, including economic sanctions laws, export laws, anti-corruption laws, anti-money-laundering laws, customs laws, and other laws that govern our organization and its operations, various government agencies may require export licenses, may seek to impose modifications to business practices, including cessation of business activities in sanctioned countries or with sanctioned persons or entities and modifications to compliance programs, which may increase compliance costs and may subject us to fines, penalties, and other sanctions. A violation of these laws, regulations, policies, or procedures could adversely impact our business, results of operations, and financial condition.
The nature of our international operations also subjects us to local, state, regional, and national tax laws in jurisdictions around the world. Significant judgment may be required in determining our worldwide provision for income taxes. Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. Any changes to tax laws could have a material adverse effect on our tax obligations and effective tax rate. Our income tax obligations could be affected by many factors, including, but not limited to, changes to our corporate operating structure, intercompany arrangements, and tax planning strategies.
Although we have implemented policies and procedures designed to ensure compliance with these laws and policies, there can be no assurance that all of our employees, contractors, channel partners, and agents have complied or will comply with these laws and policies. Further, we cannot predict any changes to these laws and policies or their interpretations in the future. Significant changes to these laws or policies, or violations of existing laws and policies by our employees, contractors, channel partners, or agents, could result in material adverse effects on our business and results of operations.
Changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences, may have a material adverse impact on our business and results of operations.
We cannot predict the extent to which the U.S. or other countries will impose quotas, duties, tariffs, taxes or other similar restrictions upon the import or export of our products or raw materials in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business. Changes in U.S. trade policy could result in one or more foreign governments adopting responsive trade policies making it more difficult or costly for us to import our products or raw materials from those countries. The new tariffs and other changes in U.S. trade policy during the first half of calendar year 2025 have triggered retaliatory actions by affected countries, and foreign governments have instituted or are considering imposing tariffs and trade sanctions. This, together with tariffs already imposed, or that may be imposed in the future, by the U.S., could require us to increase prices to our customers which may reduce demand, or, if we are unable to increase prices, result in lowering our margin on products sold. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the U.S. economy, which in turn could have a material adverse effect on our business, financial condition and results of operations.

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
We may maintain our cash assets at financial institutions in the U.S. in amounts that may be in excess of the FDIC insurance limit of $250,000. Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties, other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. In the event of a failure or liquidity issues of or at any of the financial institutions where we maintain our deposits or other assets, we may incur a loss to the extent such loss exceeds the FDIC insurance limitation, which could have a material adverse effect upon our liquidity, financial condition, and our results of operations.
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

Item 2. Properties
We lease and operate three adjacent manufacturing facilities in Statesville, North Carolina. These facilities also house our corporate offices, as well as sales and marketing, administration, engineering and drafting personnel. On March 24, 2022, we entered into a Sale-Leaseback Arrangement (defined below), pursuant to which we sold, and now lease, our manufacturing and office facilities in Statesville, North Carolina. See Note 7, Sale-Leaseback Financing Transaction, of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for information concerning the Sale-Leaseback Arrangement. In addition, we lease our primary distribution facility and other warehouse facilities in Statesville, North Carolina and an office facility in Charlotte, North Carolina. We also lease office, manufacturing, and warehouse space in Long Lake, Plymouth, and Crystal, Minnesota. In Bangalore, India, we lease and operate a manufacturing facility. Our international sales and administrative offices are located in Singapore, India, and Saudi Arabia. We believe our facilities are suitable for their respective uses and are adequate for our current needs.
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
As of June 24, 2025, there were 73 stockholders of record. The declaration and payment of any future dividends is at the discretion of the Board of Directors and will depend upon many factors, including the Company's earnings, capital requirements, investment and growth strategies, financial conditions, the terms of the Company's indebtedness, which contains provisions that could limit the payment of dividends in certain circumstances, and other factors that the Board of Directors may deem to be relevant.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
See Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, in this Form 10-K for a discussion of securities authorized for issuance under our equity compensation plans.
SHARE REPURCHASE PLAN
See Note 10, Stockholders' Equity, in Part II, Item 8 in this Form 10-K for a discussion of activity related to the share repurchase plan that was adopted on August 31, 2023 and subsequently amended on March 12, 2025.
Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
Kewaunee Scientific Corporation is a recognized leader in the design, manufacture and installation of laboratory, healthcare and technical furniture and infrastructure products. The Company's corporate headquarters are located in Statesville, North Carolina. Sales offices are located in the United States, India, Saudi Arabia, and Singapore. Three manufacturing facilities are located in Statesville and one facility is located in Plymouth, Minnesota, with additional manufacturing capabilities in Long Lake, Minnesota, serving the domestic and international markets, and one manufacturing facility is located in Bangalore, India serving the local, Asian, and African markets. Kewaunee Scientific Corporation's website is located at www.kewaunee.com. The reference to our website does not constitute incorporation by reference of any information contained at that site.
Our products are sold primarily through purchase orders and contracts submitted by customers directly or through our dealers, our subsidiaries in Singapore and India, and a national distributor. Products are sold principally to pharmaceutical, biotechnology, industrial, chemical and commercial research laboratories, educational institutions, healthcare institutions, governmental entities, and manufacturing facilities. We consider the markets in which we compete to be highly competitive, with a significant amount of the market requiring competitive public bidding.
It is common in the laboratory and healthcare furniture industries for customer orders to require delivery at extended future dates, as products are frequently to be installed in buildings yet to be constructed. Changes or delays in building construction may cause delays in delivery of the orders and our recognition of the sale. Since prices are normally quoted on a firm basis in the industry, we bear the burden of possible increases in labor and material costs between quotation of an order and delivery of the product. The impact of such possible increases is considered when determining the sales price. The principal raw materials and products manufactured by others used in our products are cold-rolled carbon and stainless steel, hardwood lumber and plywood, paint, chemicals, resins, hardware, plumbing and electrical fittings. Such materials and products are purchased from multiple suppliers and are typically readily available.
ACQUISITION OF NU AIRE, INC.
On November 1, 2024, the Company completed an acquisition of Nu Aire. The Company purchased all of the outstanding capital stock of Nu Aire for $55.0 million, subject to certain customary adjustments for debt, cash, transaction expenses, and net working capital. $23.0 million of the purchase price payable at closing of the Transaction was funded pursuant to subordinated seller notes. The remaining purchase price payable at closing of the Transaction was paid in cash, which cash was funded, in part, through the Revolving Credit Facility and Term Loan, provided by PNC Bank, National Association.
Nu Aire is renowned for its manufacturing of biological safety cabinets, airflow products, CO2 incubators, ultralow freezers, animal handling equipment, pharmacy compounding isolators, and related parts and accessories. Their products serve a diverse range of industries, including life sciences, healthcare, pharmacy, education, food and beverage, and industrial sectors.
The acquisition of Nu Aire presents a unique opportunity for the Company to combine its robust capabilities with a recognized market leader whose product portfolio and well-developed channel strategy complement the Company's existing offerings. This acquisition expands the Company's capabilities, allowing the combined organization to better meet the diverse needs of end-users in laboratory furnishings. Additionally, Nu Aire has established distribution partners in regions where the Company has not previously had a presence. This move accelerates the Company's vision of becoming the market leader in the design and manufacturing of laboratory furniture and technical products essential for outfitting laboratories.
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
RESULTS OF OPERATIONS
Sales for fiscal year 2025 were $240.5 million, an increase compared to fiscal year 2024 sales of $203.8 million. Domestic Segment sales for fiscal year 2025 were $179.4 million, an increase of 30.7% compared to fiscal year 2024 sales of $137.2 million. The increase in Domestic sales was predominantly related to the acquisition of Nu Aire on November 1, 2024. International Segment sales for fiscal year 2025 were $61.1 million, a decrease of 8.2% from fiscal year 2024 sales of $66.5 million. International sales decreased when compared to the prior year period due to customer site delays in India which pushed out the timing of deliveries.
Our order backlog was $214.6 million at April 30, 2025, as compared to $155.6 million at April 30, 2024.
Gross profit represented 28.6% and 25.5% of sales in fiscal years 2025 and 2024, respectively. The increase in gross profit margin percentage is primarily attributable to our Domestic operations. The acquisition of Nu Aire on November 1, 2024, combined with improved manufacturing productivity and effective cost-containment measures, contributed significantly to this improvement.
Operating expenses were $51.1 million and $33.8 million in fiscal years 2025 and 2024, respectively, and 21.2% and 16.6% of sales, respectively. The increase in operating expenses in fiscal year 2025 as compared to fiscal year 2024 was largely attributable to our acquisition of Nu Aire. Other significant factors were increases in professional and consulting fees of $2,097,000, increases in SG&A wages of $1,443,000 and an increase in international operating expenses of $1,412,000. The increases in consulting and professional fees for the year were primarily attributed to costs associated with the acquisition and integration of Nu Aire and costs incurred related to Sarbanes-Oxley 404(b) compliance readiness.
Pension expense was $0 and $4,177,000 in fiscal years 2025 and 2024, respectively. The decrease in pension expense was due to the Company successfully annuitizing its pension obligation during fiscal year 2024, which had been in a frozen state since 2005. Terminating the pension resulted in a one-time expense during the prior fiscal year of $4,019,000 for accounting losses that were being amortized from the Balance Sheet based on an annual evaluation of the pension plan. By annuitizing the pension obligation, the Company eliminated all future responsibility for the plan and future administrative costs associated with maintaining and managing the pension plan.
Other income, net was $240,000 and $814,000 in fiscal years 2025 and 2024, respectively. The decrease in other income in fiscal year 2025 was primarily due to lower interest earned on international cash balances and the acceleration of deferred financing costs related to the payoff of the Company's Mid Cap Revolving Credit Facility, partially offset by higher interest earned on increased domestic cash balances.
Interest expense was $3,214,000 and $1,799,000 in fiscal years 2025 and 2024, respectively. The increase in interest expense for fiscal year 2025 was primarily due to elevated borrowing levels.
Income tax expense was $3.2 million for fiscal year 2025, or 21.7% of pretax earnings, as compared to an income tax benefit of $5.9 million for fiscal year 2024, or 45.3% of pretax earnings. The income tax expense for fiscal year 2025 reflects the impact of foreign operations, which are taxed at different rates than the US tax rate of 21%, combined with the expected current year tax expense for the Company's Domestic operations. At April 30, 2025, the Company has a Domestic valuation allowance of $808,000 for specific federal and st ate tax credits, unchanged from the valuation allowance balance at April 30, 2024. See Note 8, Income Taxes for additional information.
Net earnings attributable to the non-controlling interest related to our subsidiaries that are not 100% owned by the Company were $178,000 and $304,000 for fiscal years 2025 and 2024, respectively. The changes in the net earnings attributable to the non-controlling interest for each year were due to changes in the levels of net income of the subsidiaries.
Net earnings were $11,405,000, or $3.83 per diluted share, as compared to $18,753,000, or $6.38 per diluted share, for fiscal years ended April 30, 2025 and April 30, 2024, respectively. The decrease in net earnings was attributable to the factors discussed above.
LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of liquidity have historically been funds generated from operating activities, supplemented as needed by borrowings under our previous Mid Cap Revolving Credit Facility (as defined below). The Company terminated the Mid Cap Revolving Credit Facility on September 30, 2024. In conjunction with the Nu Aire Acquisition (see Note 4, Nu Aire Acquisition for additional details), the Company entered into a new Revolving Credit Facility with PNC, which is available on an ongoing basis to supplement our sources of liquidity as needed. Additionally, certain machinery and equipment are financed by non-cancelable operating and financing leases. We believe that these sources of funds will be sufficient to support ongoing business requirements, including capital expenditures, through fiscal year 2026.
At April 30, 2025, we had no advances outstanding under our $20.0 million Revolving Credit Facility with PNC. See Note 6, Long-term Debt and Other Credit Arrangements, of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report for additional information concerning our credit facility. In fiscal year 2022, we executed a Sale-Leaseback financing transaction with respect to our manufacturing and corporate facilities in Statesville, North Carolina to provide additional liquidity. See Note 7, Sale-Leaseback Financing Transaction for more information. We did not have any off balance sheet arrangements at April 30, 2025 or 2024.
The following table summarizes the cash payment obligations for our lease and financing arrangements as of April 30, 2025:
PAYMENTS DUE BY PERIOD
($ in thousands)

Contractual Cash Obligations	Total	1 Year	2-3 Years	4-5 Years	After 5 years
Operating Lease Obligations	$13,660	$3,903	$5,844	$3,749	$164
Financing Lease Obligations	293	113	80	80	20
Sale-Leaseback Financing Transaction	40,016	2,009	4,139	4,307	29,561
Term Loan	13,750	3,000	6,000	4,750	—
Seller Note(1)	23,000	—	23,000	—	—
Total Contractual Cash Obligations	$90,719	$9,025	$39,063	$12,886	$29,745
(1)Excludes accrued PIK Interest of $935,000 as of April 30, 2025. All unpaid accrued PIK Interest will become due and payable on November 1, 2027, along with the outstanding principal balance.

The Company's operating activities provided cash of $14,783,000 in fiscal year 2025. Excluding the impacts of the Nu Aire acquisition, net cash provided by operating activities was primarily from operations and decreases in inventories of $3,351,000, increases in deferred revenue of $765,000, increases in accounts payable and accrued expenses of $583,000, and the change in other, net of $20,000, partially offset by increases in receivables of $6,738,000. Operating activities provided cash of $19,564,000 in fiscal year 2024, primarily from operations and decreases in receivables of $741,000, decreases in inventories of $1,210,000, increases in accounts payable and accrued expenses of $691,000, and increases in deferred revenue of $277,000.
The Company's financing activities provided cash of $7,411,000 during fiscal year 2025, primarily related to the issuance of a new term loan from PNC bank in connection with the acquisition of Nu Aire, partially offset by the termination of the Company's Mid Cap Revolving Credit Facility on September 30, 2024 and the purchase of shares under the Company's share repurchase program. See Note 6, Long-term Debt and Other Credit Arrangements, for additional information regarding the new term loan and see Note 10, Stockholder's Equity, for additional information on the Company's share repurchase program. The Company's financing activities used cash of $3,014,000 during fiscal year 2024 as a result of the net decrease in short-term borrowings of $488,000, repayments on our financing liability of $642,000, and the repurchase of outstanding shares as part of our announced share repurchase program for $1,998,000, partially offset by net proceeds from long-term debt of $114,000.

The Company's investing activities used cash of $30,901,000 in fiscal year 2025, of which $28,735,000 related to the acquisition of Nu Aire, net of cash acquired and $2,166,000 was used for capital expenditures. The Company's investing activities used cash of $4,373,000 in fiscal year 2024, of which the full amount related to capital expenditures. Capital expenditures in fiscal year 2025 were funded primarily by operations and from financing activities. Fiscal year 2026 capital expenditures are anticipated to be approximately $7.0 million. The fiscal year 2026 expenditures are expected to be funded primarily by operating activities, supplemented as needed by borrowings under our revolving credit facility.
The majority of the April 30, 2025 accounts receivable balances are expected to be collected during the first quarter of fiscal year 2026, with the exception of retention amounts on fixed-price contracts which are collected when the entire construction project is completed and all retention funds are paid by the owner.
Working capital was $64.7 million at April 30, 2025, up from $56.0 million at April 30, 2024, and the ratio of current assets to current liabilities was 2.2-to-1.0 at April 30, 2025, down from a ratio of 2.4-to-1.0 at April 30, 2024.
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
In November 2024, the Company took a significant step forward in its growth journey with the acquisition of Nu Aire, a pioneer in laboratory and biosafety solutions, bringing together two market leaders with complementary strengths, shared values, and a common vision for the future of laboratory innovation.
Kewaunee's fiscal year 2025 results are a testament to the consistent execution and dedication of the Company's global team, as well as the Company's strong relationships with its dealers and distribution channel partners, who bring our solutions to customers across multiple end markets. The Company's strong global management team, healthy backlog, improved manufacturing capabilities, and end-use markets that continue to prioritize investment in projects that require the products Kewaunee designs and manufactures, positions the Company well.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rates
We are exposed to market risk in the area of interest rates. This exposure is associated with balances outstanding under our PNC loan agreement, which consists of both a revolving credit facility component and term loan, and certain lease obligations for production machinery, all of which are priced on a floating rate basis. We had no advances outstanding under our revolving credit facility at April 30, 2025. The balance of our term loan was $13.8 million at April 30, 2025, bearing interest at floating rates. We believe that our current exposure to interest rate market risk is not material.
Foreign Currency Exchange Rates
Our results of operations could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We derive net sales in U.S. dollars and other currencies, including Indian rupees, Singapore dollars, Canadian dollars, and other currencies. For fiscal year 2025, 23% of net sales were derived in currencies other than U.S. dollars. We incur expenses in currencies other than U.S. dollars relating to specific contracts with customers and for our operations outside the U.S.

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
We have foreign currency cash accounts to operate our global business. These accounts are impacted by changes in foreign currency rates. Cash balances at April 30, 2025 of $8.4 million were held by our subsidiaries and denominated in currencies other than U.S. dollars.

Item 8. Financial Statements and Supplementary Data

Report Of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Kewaunee Scientific Corporation
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Kewaunee Scientific Corporation (the “Company”) as of April 30, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the years in the two-year period ended April 30, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2025, in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Valuation of Acquired Intangible Assets
As described in Note 4 to the financial statements, on November 1, 2024, the Company acquired Nu Aire, Inc. The acquisition was accounted for using the acquisition method of accounting, which requires, among other things, that identifiable assets acquired be recognized at their fair values as of the acquisition date. Such acquired assets included customer relationships and trade names and trademarks, which were valued using valuation models and methods. We identified the Company’s fair value estimate of customer relationships and trade names and trademarks as a critical audit matter. The principal considerations for that determination included the level of subjectivity, judgment, and audit effort involved in evaluating management’s fair value estimates, particularly assumptions related to the forecasted revenues and cash flows, attrition rate, discount rate, and market-based royalty rate.
The primary procedures we performed to address this critical audit matter included the following:
•We obtained an understanding of management’s process for determining the fair value measurements of customer relationships and trade names and trademarks.

•We evaluated forward-looking assumptions, such as the forecasted revenues and cash flows, attrition rate, discount rate, and market-based royalty rate used by management, by performing procedures that included, but were not limited to, comparisons to industry and historical performance data, and sensitivity analysis to assess their reasonableness.
•Utilizing internal valuation specialists, we evaluated the significant assumptions and methods used in developing the fair value estimates of customer relationships and trade names and trademarks, including:
◦We evaluated the appropriateness of the valuation models and methodologies used by management in making the estimate.
◦We evaluated the reasonableness of the key assumptions used by management related to the revenue and cash flow projections and attrition.
◦We developed an independent calculation of the discount rate for comparison with the rate used by management.
◦We reperformed the calculation of the fair value of customer relationships and trade names and trademarks to test the accuracy of management’s valuation models.
/s/ Forvis Mazars, LLP
We have served as the Company's auditor since 2020.
Atlanta, Georgia
July 2, 2025

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended April 30	Kewaunee Scientific Corporation

$ and shares in thousands, except per share amounts	2025	2024
Net sales	$240,472	$203,755
Cost of products sold	171,615	151,704
Gross profit	68,857	52,051
Operating expenses	51,098	33,770
Operating earnings	17,759	18,281
Pension expense	—	(4,177)
Other income, net	240	814
Interest expense	(3,214)	(1,799)
Earnings before income taxes	14,785	13,119
Income tax expense (benefit)	3,202	(5,938)
Net earnings	11,583	19,057
Less: net earnings attributable to the non-controlling interest	178	304
Net earnings attributable to Kewaunee Scientific Corporation	$11,405	$18,753
Net earnings per share attributable to Kewaunee Scientific Corporation stockholders
Basic	$3.98	$6.51
Diluted	$3.83	$6.38
Weighted average number of common shares outstanding
Basic	2,862	2,879
Diluted	2,979	2,938

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended April 30	Kewaunee Scientific Corporation

$ in thousands	2025	2024
Net earnings	$11,583	$19,057
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(421)	(598)
Postretirement benefit plans
Settlement loss included in net income	—	4,019
Income taxes on postretirement benefit plans	—	(3,870)
Change in unrecognized actuarial loss on pension obligations	—	509
Total postretirement benefit plans	—	658
Comprehensive income, net of tax	$11,162	$19,117
Less comprehensive income attributable to the non-controlling interest	178	304
Total comprehensive income attributable to Kewaunee Scientific Corporation	$10,984	$18,813

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Kewaunee Scientific Corporation

$ in thousands, except shares and per share amounts	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at April 30, 2023	$7,084	$5,059	$(53)	$28,761	$(3,442)	$37,409
Net earnings attributable to Kewaunee Scientific Corporation	—	—	—	18,753	—	18,753
Other comprehensive income	—	—	—	—	60	60
Stock based compensation	189	347	—	—	—	536
Purchase of Treasury Stock, 66,191 shares	—	—	(1,998)	—	—	(1,998)
Balance at April 30, 2024	$7,273	$5,406	$(2,051)	$47,514	$(3,382)	$54,760
Net earnings attributable to Kewaunee Scientific Corporation	—	—	—	11,405	—	11,405
Other comprehensive loss	—	—	—	—	(421)	(421)
Stock based compensation	80	229	—	—	—	309
Purchase of Treasury Stock, 33,206 shares	—	—	(1,596)	—	—	(1,596)
Balance at Balance at April 30, 2025	$7,353	$5,635	$(3,647)	$58,919	$(3,803)	$64,457

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

April 30	Kewaunee Scientific Corporation
$ and shares in thousands, except per share amounts	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$14,942	$23,267
Restricted cash	2,222	2,671
Receivables, less allowance: $530 (2025); $588 (2024)	62,384	45,064
Inventories	32,849	20,679
Prepaid expenses and other current assets	5,966	5,136
Total Current Assets	118,363	96,817
Property, plant and equipment, net	23,174	17,649
Right of use assets	12,965	7,454
Deferred income taxes	3,994	7,401
Intangible assets, net	17,831	—
Goodwill	12,487	—
Other assets	5,840	5,445
Total Assets	$194,654	$134,766
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Short-term borrowings	$986	$3,099
Current portion of financing liability	788	713
Current portion of term loan	2,903	—
Current portion of financing lease liabilities	96	111
Current portion of operating lease liabilities	3,275	2,123
Accounts payable	27,033	23,262
Employee compensation and amounts withheld	9,209	6,041
Deferred revenue	6,073	4,374
Other accrued expenses	3,349	1,057
Total Current Liabilities	53,712	40,780
Long-term portion of financing liability	26,632	27,420
Long-term portion of seller note	23,537	—
Long-term portion of term loan	10,412	—
Long-term portion of financing lease liabilities	149	235
Long-term portion of operating lease liabilities	8,797	5,434
Accrued pension and deferred compensation costs	3,708	3,008
Deferred income taxes	1,098	1,218
Other non-current liabilities	364	462
Total Liabilities	128,409	78,557
Commitments and Contingencies (Note 12)
Stockholders' Equity
Common stock, $2.50 par value, Authorized—5,000 shares;
Issued— 2,941 shares (2025); 2,909 shares (2024)
Outstanding— 2,839 shares (2025); 2,839 shares (2024)	7,353	7,273
Additional paid-in capital	5,635	5,406
Retained earnings	58,919	47,514
Accumulated other comprehensive loss	(3,803)	(3,382)
Common stock in treasury, at cost: 103 shares (2025); 70 shares (2024)	(3,647)	(2,051)
Total Kewaunee Scientific Corporation Stockholders' Equity	64,457	54,760
Non-controlling interest	1,788	1,449
Total Stockholders' Equity	66,245	56,209
Total Liabilities and Stockholders' Equity	$194,654	$134,766

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended April 30	Kewaunee Scientific Corporation
$ in thousands	2025	2024
Cash Flows from Operating Activities
Net earnings	$11,583	$19,057
Adjustments to reconcile net earnings to net cash used by operating activities:
Depreciation and amortization	4,759	3,125
Provision for credit losses	68	276
Stock based compensation expense	1,441	1,028
Provision for deferred income taxes	(2,202)	(7,127)
Accrued payment in kind ("PIK") interest	935	—
Amortization of deferred financing costs	218	—
Change in assets and liabilities (net of effect of acquisition):
Receivables	(6,738)	741
Inventories	3,351	1,210
Accounts payable and other accrued expenses	583	691
Deferred revenue	765	277
Other, net	20	286
Net cash provided by operating activities	14,783	19,564
Cash Flows from Investing Activities
Capital expenditures	(2,166)	(4,373)
Purchase of business, net of cash acquired	(28,735)	—
Net cash used in investing activities	(30,901)	(4,373)
Cash Flows from Financing Activities
Dividends paid to non-controlling interest in subsidiaries	(261)	—
Proceeds from term loan	15,000	—
Repayments on term loan	(1,250)	—
Proceeds from short-term borrowings	73,483	148,061
Repayments on short-term borrowings	(75,595)	(148,549)
Payments on sale-leaseback financing transaction	(772)	(642)
Proceeds from long-term lease obligations	—	202
Payment of deferred financing costs	(1,497)	—
Payments on lease obligations	(101)	(88)
Purchase of Treasury Stock	(1,596)	(1,998)
Net cash provided by (used in) financing activities	7,411	(3,014)
Effect of exchange rate changes on cash, net	(67)	(54)
(Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(8,774)	12,123
Cash, Cash Equivalents and Restricted Cash at Beginning of Year	25,938	13,815
Cash, Cash Equivalents and Restricted Cash at End of Year	$17,164	$25,938

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)

	Years Ended April 30
$ in thousands	2025	2024
Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$3,374	$1,799
Income taxes	$3,972	$6,240
Noncash investing and financing activities:
Change in debt related to seller note	$23,000	$—
Assets obtained under new operating leases	$1,243	$200
Assets obtained under new finance leases	$6	$204

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1—Summary of Significant Accounting Policies
Kewaunee Scientific Corporation and subsidiaries (collectively the "Company") design, manufacture, and install laboratory, healthcare, and technical furniture and infrastructure products. The Company's products include steel and wood casework, fume hoods, adaptable modular systems, moveable workstations, stand-alone benches, biological safety cabinets, and epoxy resin work surfaces and sinks. The Company's acquisition of Nu Aire, Inc. complements Kewaunee's existing portfolio through Nu Aire's biological safety cabinets, CO2 incubators, ultralow freezers, and other essential laboratory products. The Company's sales are made through purchase orders and contracts submitted by customers directly or through its dealers, its subsidiaries in Singapore and India, and a national stocking distributor. The majority of the Company's products are sold to customers located in North America, primarily within the United States. The Company's laboratory products are used in chemistry, physics, biology and other general science laboratories in the pharmaceutical, biotechnology, industrial, chemical, commercial, educational, government and health care markets. Technical products are used in facilities manufacturing computers and light electronics and by users of computer and networking furniture.
Principles of Consolidation The Company's consolidated financial statements include the accounts of Kewaunee Scientific Corporation and its subsidiaries. A brief description of each subsidiary, along with the amount of the Company's controlling financial interests, as of April 30, 2025 is as follows: (1) Nu Aire, Inc., a manufacturing and commercial sales operation in Plymouth, Minnesota, is 100% owned by the Company; (2) Kewaunee Labway Asia Pte. Ltd., a commercial sales organization for the Company's products in Singapore, is 100% owned by the Company; (3) Kewaunee Scientific Corporation Singapore Pte. Ltd., a holding company in Singapore, is 100% owned by the Company; (4) Kewaunee Labway India Pvt. Ltd., a design, installation, manufacturing, assembly and commercial sales operation for the Company's products in Bangalore, India, is 92% owned by the Company; (5) Koncepo Scientech International Pvt. Ltd., a laboratory design and strategic advisory and construction management services firm, located in Bangalore, India, is 80% owned by the Company; (6) Kequip Global Lab Solutions Pvt. Ltd. is 70% owned by Kewaunee Scientific Corporation Singapore Pte. Ltd.
All intercompany balances, transactions, and profits have been eliminated. Included in the consolidated financial statements are net assets of $18,061,000 and $18,547,000 at April 30, 2025 and 2024, respectively, of the Company's International subsidiaries. Net sales by the Company's subsidiaries in the amounts of $98,920,000 and $66,517,000 were included in the consolidated statements of operations for fiscal years 2025 and 2024, respectively.
Cash and Cash Equivalents Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less. During the years ended April 30, 2025 and 2024, the Company had cash deposits in excess of FDIC insured limits. The Company has not experienced any losses from such deposits.
The Company includes restricted cash along with the cash balance for presentation in the consolidated statements of cash flows. The reconciliation between the consolidated balance sheet and the consolidated statement of cash flows at April 30 is as follows:

$ in thousands	2025	2024
Cash and cash equivalents	$14,942	$23,267
Restricted cash	2,222	2,671
Total cash, cash equivalents and restricted cash	$17,164	$25,938
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

The activity in the allowance for credit losses for each of the years ended April 30 was:

$ in thousands	2025	2024
Balance at beginning of year	$588	$476
Provision for credit losses	68	276
Write-offs, net	(126)	(164)
Balance at end of year	$530	$588
Unbilled Receivables Accounts receivable include unbilled receivables that represent amounts earned which have not yet been billed in accordance with contractually stated billing terms, excluding retention, which is included in other assets. The amount of unbilled receivables, excluding unbilled retention, at April 30, 2025 and 2024 was $12,693,000 and $11,840,000, respectively.
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

$ in thousands	2025	2024	Useful Life
Land	$41	$41	N/A
Building and improvements	18,240	17,280	2-40 years
Machinery and equipment	53,702	46,913	2-10 years
Total	71,983	64,234
Less accumulated depreciation	(48,809)	(46,585)
Net property, plant and equipment	$23,174	$17,649
The Company recorded depreciation expense of $3,990,000 and $3,125,000 for the fiscal years ended April 30, 2025 and 2024, respectively.
The Company reviews the carrying value of property, plant and equipment for impairment annually or whenever changes in circumstances or events indicate that such carrying value may not be recoverable. If projected undiscounted cash flows are not sufficient to recover the carrying value of the potentially impaired asset, the carrying value is reduced to estimated fair value. There were no impairments in fiscal years 2025 or 2024.
Acquisition Accounting On November 1, 2024, the Company completed the acquisition of Nu Aire, Inc. See Note 4, Nu Aire Acquisition, for further details regarding the acquisition. The acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with ASC 805, Business Combinations. The purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill.
The fair values of the assets acquired and liabilities assumed were preliminarily determined using the income and cost approaches. In many cases, the determination of the fair values required estimates about discount rates, future expected cash flows and other future events that are judgmental and subject to change. The fair value measurements were primarily based on significant inputs that are not observable in the market and thus represent a Level 3 measurement of the fair value hierarchy as defined in ASC 820, Fair Value Measurements. Intangible assets were valued using the multi-period excess earnings method ("MEEM"), or the relief from royalty ("RFR") method, both are income-based approaches. A cost approach was applied for property, plant, and equipment.
The Company believes that the information provides a reasonable basis for estimating the fair values of the acquired assets and assumed liabilities, but the potential for measurement period adjustments exists based on the Company's continuing review of matters related to the acquisition. The Company expects to complete the purchase price allocation as soon as practicable, but no later than one year from the Closing Date.
Goodwill and Intangible Assets, Net Goodwill consists of the excess of the purchase price over the fair value of the net assets acquired as part of the Company's acquisition of Nu Aire. The goodwill arising from the transaction is attributable to the value of the acquired assembled workforce and the premium paid. Intangible assets, net consists of customer relationships, trade names and trademarks, and developed technology. Intangible assets will be amortized on a straight-line basis over the relevant estimated useful life. The Company will conduct its impairment analysis annually, or more frequently if the Company determines potential indicators of impairment exist. There were no impairments in fiscal year 2025.
Other Assets Other assets at April 30, 2025 and 2024 included $0 and $312,000, respectively, of unbilled retainage, and $3,263,000 and $2,611,000, respectively, of assets held in a trust account for non-qualified benefit plan.
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
The Sale Agreement was finalized on March 24, 2022 and coincided with the Company and CAI Investments Medical Products I Master Lessee LLC ("Lessor"), an affiliate of the Buyer, entering into a lease agreement. The lease arrangement is for a 20-year term. At the same time, the Buyer and its affiliates formed a new, debt-financed affiliate CAI Investments Medical Products I, DST ("Trust") and contributed the Property to the Trust. According to the terms of the lease, the Trust leased the Property to its affiliated Lessor, which in turn sub-leased the Property to the Company (together with the Sale Agreement, the "Sale-Leaseback Arrangement"). The Company concluded that Parent and its direct affiliates, including the Trust, are designed primarily to acquire and manage the Property and constituted a variable interest entity because the Trust lacked sufficient equity on its own to finance its operations. The Company concluded it should not consolidate Parent or its affiliates under the variable interest model or the voting interest model of ASC 810, Consolidation. For additional information on the accounting for the Sale-Leaseback Arrangement, refer to Note 7, Sale-Leaseback Financing Transaction.
Fair Value of Financial Instruments A financial instrument is defined as cash equivalents, evidence of an ownership interest in an entity, or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from another party. The Company's financial instruments consist primarily of cash and equivalents, mutual funds, a sale-leaseback financing liability, term loans and short-term borrowings. The carrying value of these assets and liabilities approximate their fair value.
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

The following tables summarize the Company's fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring and nonrecurring basis as of April 30, 2025 and 2024 (in thousands):

	2025
	Level 1	Level 2	Level 3	Total
Financial Assets
Trading securities held in non-qualified compensation plans (1)	$1,861	$—	$—	$1,861
Cash surrender value of life insurance policies (1)	—	1,403	—	1,403
Total	$1,861	$1,403	$—	$3,264
Financial Liabilities
Non-qualified compensation plans (2)	$—	$3,708	$—	$3,708
Total	$—	$3,708	$—	$3,708

	2024
	Level 1	Level 2	Level 3	Total
Financial Assets
Trading securities held in non-qualified compensation plans (1)	$1,565	$—	$—	$1,565
Cash surrender value of life insurance policies (1)	—	1,077	—	1,077
Total	$1,565	$1,077	$—	$2,642
Financial Liabilities
Non-qualified compensation plans (2)	$—	$3,009	$—	$3,009
Total	$—	$3,009	$—	$3,009

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
Credit Concentration The Company performs credit evaluations of its customers. Revenues from two of the Company's domestic dealers and its national stocking distributor represented in the aggregate approximately 41% and 42% of the Company's sales in fiscal years 2025 and 2024, respectively. Accounts receivable for two domestic customers represented approximately 26% and 21% of the Company's total accounts receivable as of April 30, 2025 and 2024, respectively.
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
Income Taxes In accordance with ASC 740, Income Taxes ("ASC 740"), the Company uses the liability method in measuring the provision for income taxes and recognizing deferred income tax assets and liabilities on the consolidated balance sheets. ASC 740 clarifies the financial statement recognition threshold and measurement attribute of a tax position taken or expected to be taken in a tax return. Under ASC 740, the Company evaluates the realization of all deferred income tax assets and determines if a valuation allowance is required on an annual basis. Under ASC 740, the Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC 740 only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. The Company did not have any significant uncertain tax positions at April 30, 2025 or 2024.
Research and Experimentation Expenditures Research and experimentation expenditures are charged to cost of products sold in the periods incurred. Expenditures for research and experimentation expenditures were $919,000 and $920,000 for the fiscal years ended April 30, 2025 and 2024, respectively.
Advertising Costs Advertising costs are expensed as incurred, and include trade shows, training materials, sales, samples, and other related expenses and are included in operating expenses. Advertising costs for the years ended April 30, 2025 and 2024 were $912,000 and $336,000, respectively.
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

Earnings Per Share Basic earnings per share is based on the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the assumed exercise of outstanding stock options and the conversion of restricted stock units ("RSUs") under the Company's various stock compensation plans, except when RSUs and stock options have an antidilutive effect. There were no antidilutive RSUs and stock options outstanding at April 30, 2025. There were no antidilutive RSUs and stock options outstanding at April 30, 2024.

The following is a reconciliation of basic to diluted weighted average common shares outstanding:

Shares in thousands	2025	2024
Weighted average common shares outstanding
Basic	2,862	2,879
Dilutive effect of stock options and RSUs	117	59
Weighted average common shares outstanding—diluted	2,979	2,938
Accounting for Stock Options and Other Equity Awards Compensation costs related to stock options and other stock awards granted by the Company are charged against operating expenses during their vesting period, under ASC 718, Compensation—Stock Compensation. Forfeitures are accounted for in the period in which the awards are forfeited. The Company granted 62,326 RSUs under the 2023 Omnibus Incentive Plan in fiscal year 2025 and 117,747 RSUs in fiscal year 2024 under the 2017 Omnibus Incentive Plan. There were no stock options granted during fiscal years 2025 and 2024. (See Note 9, Stock Options and Share-Based Compensation)
Segment Reporting Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker ("CODM"), or decision-making group, in deciding how to allocate resources and in assessing performance. The Company's Chief Executive Officer ("CEO") is the Company's CODM. In accordance with ASC 280, Segment Reporting, the Company determined that the CODM assesses the Company's operations and manages its businesses in two segments : Domestic and International. The Domestic segment consists of the Company's operations based out of Statesville, North Carolina, and Kewaunee's subsidiary, Nu Aire, Inc., based out of Plymouth, Minnesota. The International segment consists of the foreign subsidiaries identified above.
We measure our segment profitability based on earnings before income taxes. Some Corporate expenses, such as those related to executive management, finance, etc., are allocated to the segments. Any non-allocated Corporate costs are shown separately in our segment reporting as presented in Note 14, Segment Information. See Note 14, Segment Information. for further segment financial data.
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
The following are the primary performance obligations identified by the Company:
Laboratory Furniture
The Company principally generates revenue from the manufacture of custom laboratory, healthcare, and technical furniture and infrastructure products (herein referred to as "laboratory furniture"). The Company's products include steel and wood casework, fume hoods, adaptable modular systems, moveable workstations, stand-alone benches, biological safety cabinets, and epoxy resin work surfaces and sinks. Customers can benefit from each piece of laboratory furniture on its own or with resources readily available in the marketplace such as separately purchased installation services. Each piece of laboratory furniture does not significantly modify or customize other laboratory furniture, and the pieces of laboratory furniture are not highly interdependent or interrelated with each other. The Company can, and frequently does, break portions of contracts into separate "runs" to meet manufacturing and construction schedules. As such, each piece of laboratory furniture is considered a separate and distinct performance obligation. The majority of the Company's products are customized to meet the specific architectural design and performance requirements of laboratory planners and end users. The finished laboratory furniture has no alternative use to the Company and the Company has an enforceable right to payment for performance completed to date. As such, revenue from the sales of customized laboratory furniture is recognized over time once the customization process has begun, using the units-of-production output method to measure progress towards completion. There is not a material amount of work-in-process for which the customization process has begun at the end of a reporting period. The Company believes this output method most reasonably reflects the Company's performance because it directly measures the value of the goods transferred to the customer. For standardized products sold by the Company, revenue is recognized when control transfers, which is typically freight on board shipping point.

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
Disaggregated Revenue
A summary of net sales transferred to customers at a point in time and over time for the twelve months ended April 30 is as follows (in thousands):

	2025
	Domestic	International	Total
Over Time	$132,723	$61,074	$193,797
Point in Time	46,675	—	46,675
Total Revenue	$179,398	$61,074	$240,472

	2024
	Domestic	International	Total
Over Time	$131,798	$66,517	$198,315
Point in Time	5,440	—	5,440
Total Revenue	$137,238	$66,517	$203,755
Contract Balances
The closing balances of contract assets included $12,693,000 in accounts receivable at April 30, 2025. The opening balance of contract assets arising from contracts with customers included $11,840,000 in accounts receivable and $312,000 in other assets at April 30, 2024. The closing and opening balances of contract liabilities included in deferred revenue arising from contracts with customers were $6,073,000 at April 30, 2025 and $4,374,000 at April 30, 2024. The timing of revenue recognition, billings and cash collections results in accounts receivable, unbilled receivables, and deferred revenue which is disclosed on the consolidated balance sheets and in the notes to the consolidated financial statements. In general, the Company receives payments from customers based on a billing schedule established in its contracts. Unbilled receivables represent amounts earned which have not yet been billed in accordance with contractually stated billing terms. Accounts receivable are recorded when the right to consideration becomes unconditional and the Company has a right to invoice the customer. Deferred revenue relates to payments received in advance of performance under the contract. Deferred revenue is recognized as revenue as the Company performs under the contract.
During the fiscal year ended April 30, 2025, changes in contract assets and liabilities were not materially impacted by any other factors. Approximately 40% of the contract liability balance at April 30, 2025 is expected to be recognized as revenue during fiscal year 2026, with the remaining balance primarily related to international operations, which generally have longer delivery and collection cycles.
Note 3—Inventories
Inventories consisted of the following at April 30:

(in thousands)	2025	2024
Finished goods	$5,543	$3,042
Work-in-process	3,784	1,931
Materials and components	23,522	15,706
Total inventories	$32,849	$20,679
At April 30, 2025 and 2024, the Company's international subsidiaries' inventories were $2,845,000 and $3,239,000, respectively, measured using the lower of cost or net realizable value under the FIFO method and are included in the above tables.
Note 4—Nu Aire Acquisition

On November 1, 2024 (the "Closing Date"), the Company completed the acquisition of Nu Aire, Inc. ("Nu Aire"), a leading manufacturer of equipment for a diverse range of laboratory and pharmacy environments, by acquiring all of the Nu Aire capital stock that was issued and outstanding as of the date of acquisition (the "Transaction"). The Transaction expands the Company's capabilities, allowing the combined organization to better meet the needs of end-users in laboratory furnishings and accelerates the Company's vision of becoming the market leader in the design and manufacturing of laboratory furniture and technical products essential for outfitting laboratories.
The Company purchased all the outstanding stock of Nu Aire for $55.0 million, subject to certain adjustments for debt, cash, transaction expenses, and net working capital resulting in aggregate acquisition consideration of $53.0 million as shown in the table below. $23.0 million of the purchase price payable at closing of the Transaction was funded pursuant to subordinated seller notes. The remaining purchase price payable at closing of the Transaction was paid in cash, which cash was funded, in part, through the Revolving Credit Facility (as defined in Note 6, Long-term Debt and Other Credit Arrangements), and Term Loan (as defined in Note 6, Long-term Debt and Other Credit Arrangements), provided to the Company by PNC Bank, National Association ("PNC").
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
The April 30, 2025 Consolidated Balance Sheet includes the assets and liabilities of Nu Aire, which have been measured at fair value as of the Closing Date. The preliminary allocation of purchase price recorded for Nu Aire was as follows:

($ in thousands)	Initial Allocation	Measurement Period Adjustments	As Adjusted
Assets acquired:
Cash and cash equivalents	$1,245	$—	$1,245
Receivables	10,650	—	10,650
Inventories	13,744	1,778	15,522
Prepaid expenses and other current assets	852	—	852
Property, plant and equipment	7,349	—	7,349
Other intangible assets	18,600	—	18,600
Goodwill	14,150	(1,663)	12,487
Right of use assets	7,376	—	7,376
Other assets	7	—	7
Total assets acquired	73,973	115	74,088

Liabilities assumed:
Current portion of operating lease liabilities	(965)	—	(965)
Accounts payable	(4,318)	—	(4,318)
Employee compensation and amounts withheld	(2,642)	—	(2,642)
Deferred revenue	(935)	—	(935)
Other accrued expenses	(1,591)	—	(1,591)
Long-term portion of operating lease liabilities	(5,167)	—	(5,167)
Deferred income taxes	(5,375)	(115)	(5,490)
Total liabilities assumed	(20,993)	(115)	(21,108)
Preliminary aggregate acquisition consideration	$52,980	$—	$52,980
During the year ended April 30, 2025, the Company recorded a $1.8 million measurement period adjustment to increase inventory as a result of revised capitalized variances related to work-in-progress as of the acquisition date, with a corresponding decrease to Goodwill, net of the tax impact. The net effect of these adjustments would have resulted in an insignificant decrease in cost of products sold recorded during the year ended April 30, 2025. The measurement period adjustments were recorded in our consolidated financial statements as of and for the year ended April 30, 2025.
The above fair values of assets acquired and liabilities assumed are preliminary and are based on the information that was available as of the reporting date. The fair values of the assets acquired and liabilities assumed were preliminarily determined using the income and cost approaches. In many cases, the determination of the fair values required estimates about discount rates, future expected cash flows and other future events that are judgmental and subject to change. The fair value measurements were primarily based on significant inputs that are not observable in the market and thus represent a Level 3 measurement of the fair value hierarchy as defined in ASC 820, Fair Value Measurements. Intangible assets consisting of customer relationships, trade names and trademarks, and developed technology were valued using the MEEM method, or the RFR method, both are income-based approaches. A cost approach was applied for property, plant, and equipment.
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
•The trade names and trademarks and developed technology intangibles were valued using the RFR method. The significant assumptions used include the estimated annual net cash flows (including appropriate revenue attributable to the asset, applicable tax rate, royalty rate, and other factors such as technology related obsolescence rates), the discount rate, reflecting the risks inherent in the future cash flow stream, and the tax amortization benefit, among other factors.
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
Since the Closing Date, the results of operations for Nu Aire of $37.8 million of revenue and $0.6 million of net earnings for the six months ended April 30, 2025, have been included within the accompanying Consolidated Statements of Operations.
The following unaudited supplemental pro forma combined financial information presents the Company's results of operations for the twelve months ended April 30, 2025 and 2024 as if the acquisition of Nu Aire had occurred on May 1, 2023. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the Company's operating results that may have actually occurred had the acquisition of Nu Aire been completed on May 1, 2023. In addition, the unaudited pro forma financial information does not give effect to any anticipated cost savings, operating efficiencies, or other synergies that may be associated with the Transaction, or any estimated costs that have been or will be incurred by the Company to integrate the assets and operations of Nu Aire.

	Twelve Months Ended April 30,
($ in thousands, except per share amounts)	2025	2024
Net sales	$276,696	$284,630
Net earnings	11,661	19,293
Net earnings per share attributable to Kewaunee Scientific Corporation stockholders:
Basic	$4.07	$6.70
Diluted	$3.91	$6.57

Note 5—Goodwill & Other Intangible Assets
In connection with the Nu Aire Acquisition, on November 1, 2024, the Company recorded goodwill of $14.2 million on its Condensed Consolidated Balance Sheet. See Note 4, Nu Aire Acquisition for additional information. No impairment losses on goodwill were recorded during the six months ended April 30, 2025. The ending balance of goodwill at April 30, 2025 was approximately $12.5 million after the impact of the measurement adjustment discussed in Note 4, Nu Aire Acquisition. See Note 4, Nu Aire Acquisition, for further information.
Also in connection with the Nu Aire Acquisition, the Company recorded other intangible assets on November 1, 2024 of $18.6 million on its Condensed Consolidated Balance Sheet. See Note 4, Nu Aire Acquisition for additional information. The gross carrying amount and accumulated amortization of the Company's intangible assets other than goodwill as of April 30, 2025 were as follows:

		April 30, 2025
($ in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	10 years	$9,800	$(490)	$9,310
Trade names and trademarks	Indefinite	4,900	—	4,900
Developed technology	7 years	3,900	(279)	3,621
Total		$18,600	$(769)	$17,831
The Company recorded amortization expense of $0.8 million for the fiscal year ended April 30, 2025. Expected future amortization expense related to intangible assets, net as of April 30, 2025, excluding trade names and trademarks, are as follows:

($ in thousands)
2026	$1,537
2027	1,537
2028	1,537
2029	1,537
2030	1,537
Thereafter	5,246
Total	$12,931
No impairment losses on intangible assets, net were recorded during the fiscal year ended April 30, 2025.
Note 6—Long-term Debt and Other Credit Arrangements
The components of the Company's long-term debt, excluding lease, deferred financing costs of $0.8 million related to the debt, and sale-leaseback related activity, as presented on the Condensed Consolidated Balance Sheet were as follows:

($ in thousands)	April 30, 2025
PNC Loan Agreement	$13,750
Seller Notes	23,935
Total long-term debt	$37,685

Current portion of long-term debt	$3,000
Non-current portion of long-term debt	34,685
Total long-term debt	$37,685
See Note 12, Leases, Commitments and Contingencies, for more information on any long-term debt related to the Company's lease portfolio and Note 7, Sale-Leaseback Financing Transaction, for more information on any long-term debt related to the Company's sale-leaseback financing transaction.
PNC Loan Agreement
As noted in Note 4, Nu Aire Acquisition, the Company entered into a Loan Agreement (the "Loan Agreement") with PNC on November 1, 2024. The loans governed by the Loan Agreement include (i) a $20.0 million committed senior secured revolving line of credit facility (the "Revolving Credit Facility"), which contains an option to increase the facility upon request by the Company and approval by PNC, in its discretion, by an additional $10.0 million; and (ii) a $15.0 million term loan (the "Term Loan"). The Revolving Credit Facility and Term Loan mature on November 1, 2029. The Revolving Credit Facility and the Term Loan can be paid at any time without penalty.

For the Revolving Credit Facility, the interest rate will be selected by the Company at each advance from one of two options. Option one is a base rate option. Option two is a daily secured overnight financing rate. There is an unused fee of 0.15% to 0.25%, determined by the ratio of senior debt to the Company's EBITDA, of the unused daily balance of the Revolving Credit Facility. For the Term Loan, the principal will be paid in 60 substantially equal monthly installments commencing on November 1, 2024. Interest will be paid at the same time and calculated on the outstanding principal balance at an interest rate equal to the rate under Option 2 of the Revolving Credit Facility. The borrowing rate on the Term Loan was 5.96% as of April 30, 2025. The Company recorded interest expense of $486,000 related to the Term Loan for the fiscal year ending April 30, 2025.
At April 30, 2025, no advances were outstanding under the Revolving Credit Facility. Amounts available under the Revolving Credit Facility were $20,000,000 at April 30, 2025.
The Loan Agreement has customary reporting covenants. The principal financial covenants require that (1) the Company maintain on a consolidated basis a ratio of senior funded indebtedness to EBITDA of not more than 2.50 to 1.00 and (2) a fixed charge coverage ratio of at least 1.20 to 1.00. The Loan Agreement also contains covenants prohibiting under certain circumstances (1) the incurrence of certain indebtedness, (2) the granting of security interests by the Company to persons other than PNC, (3) the delivery of guaranties for debts of third parties, and (4) certain transactions not in the ordinary course of business. At April 30, 2025, the Company was in compliance with all of the financial covenants under the Loan Agreement.
Future minimum payments under the PNC Loan Agreement for the fiscal years ending April 30 are as follows:

($ in thousands)
2026	$3,000
2027	3,000
2028	3,000
2029	3,000
2030	1,750
Thereafter	—
Total	$13,750
Seller Notes
As noted in Note 4, Nu Aire Acquisition, $23.0 million of the aggregate purchase price paid in the Nu Aire Acquisition was paid by the issuance of subordinated seller notes (the "Seller Notes") entered into by the Company on November 1, 2024. The Seller Notes will accrue interest at 8% per annum and will mature on November 1, 2027, at which time the outstanding principal amount and all unpaid accrued interest will become due and payable by the Company. The Company accrued $935,000 in PIK interest for the twelve months ended April 30, 2025.
The Seller Notes may be prepaid, in full or in part, any time without prepayment penalty, premium, or other fee; subject, however, to each seller's obligation not to accept any prepayment under the Seller Notes until all Secured Claims (as defined in the Seller Notes) have been paid to PNC. The Company's obligations under the Seller Notes are secured by a security agreement entered into between the Company and each shareholder of Nu Aire immediately prior to the completion of the acquisition (the "Sellers"), pursuant to which the Sellers have the option to cause the Company to issue shares of the Company's common stock to the Sellers, solely upon the occurrence of an event of default.
The rights of the Sellers to receive payments under the Seller Notes are subordinate to the rights of PNC under the Loan Agreement pursuant to a separate subordination agreement that the Sellers entered into with PNC on November 1, 2024 in connection with the Transaction.
Mid Cap Revolving Credit Facility
On December 19, 2022, the Company entered into a Credit and Security Agreement (the "Credit Agreement") with Mid Cap Funding IV Trust, as agent (the "Agent"), and the lenders from time to time party thereto (collectively, the "Lenders"). The Credit Agreement provided for a secured revolving line of credit initially up to $15.0 million (the "Mid Cap Revolving Credit Facility"). Availability under the Mid Cap Revolving Credit Facility was subject to a borrowing base calculated in accordance with the terms of the Credit Agreement and on the basis of eligible accounts and inventory and certain other reserves and adjustments. Pursuant to the Credit Agreement, the Company granted to the Agent, for itself and the Lenders, a first priority security interest in all existing and future acquired assets owned by the Company. Except as set forth in the Credit Agreement, borrowings under the Mid Cap Revolving Credit Facility bore interest at a rate equal to Term SOFR (Secured Overnight Financing Rate) plus 4.10%. The Company was required to make monthly interest payments on the Mid Cap Revolving Credit Facility, with the entire principal payment due at maturity.

At April 30, 2024, there was $3,000,000 outstanding under the Mid Cap Revolving Credit Facility, with remaining borrowing capacity under the Mid Cap Revolving Credit Facility of $11,587,000. The borrowing rate under the Mid Cap Revolving Credit Facility was 9.54% as of April 30, 2024. The Company was in compliance with all financial covenants under the Mid Cap Revolving Credit Facility at April 30, 2024.
On September 30, 2024, the Company terminated the Mid Cap Revolving Credit Facility. At the time of termination, there was a $3.0 million balance outstanding under the Mid Cap Revolving Credit Facility, which was paid off in full as part of termination. The Company incurred $0.5 million in related expenses as a result of the termination.
International Subsidiaries Short-Term Borrowings
The Company's International subsidiaries had a balance outstanding of $986,000 and $99,000 in short-term borrowings related to overdraft protection and short-term loan arrangements at April 30, 2025 and 2024, respectively.
At April 30, 2025, there were foreign bank guarantees outstanding to customers in the amounts of $8.1 million, $1.2 million, $450,000, and $653,000 with expiration dates in fiscal years 2026, 2027, 2028, and 2029, respectively, collateralized by certain assets of the Company's subsidiaries in India. At April 30, 2024, there were bank guarantees issued by foreign banks outstanding to customers in the amounts of $7.1 million, $435,000, and $226,000 with expiration dates in fiscal years 2025, 2026, and 2027, respectively, collateralized by certain assets of the Company's subsidiaries in India.
Note 7—Sale-Leaseback Financing Transaction
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
As of April 30, 2025, the carrying value of the financing liability was $27,420,000, net of $589,000 in debt issuance costs, of which $788,000 was classified as current on the Consolidated Balance Sheet with $26,632,000 classified as long-term. As of April 30, 2024, the carrying value of the financing liability was $28,133,000, net of $648,000 in debt issuance costs, of which $713,000 was classified as current on the Consolidated Balance Sheet with $27,420,000 classified as long-term. The monthly lease payments are split between a reduction of principal and interest expense using the effective interest rate method. Interest expense associated with the financing arrangement was $1,255,000 and $1,287,000 for the years ended April 30, 2025 and 2024, respectively.
The Company will depreciate the building down to zero over the 20-year assumed economic life of the Property so that at the end of the lease term, the remaining carrying amount of the financing liability will equal the carrying amount of the land of $41,000.

Remaining future cash payments related to the financing liability for the fiscal years ending April 30 are as follows:

($ in thousands)
2026	$2,009
2027	2,049
2028	2,090
2029	2,132
2030	2,175
Thereafter	29,561
Total Minimum Liability Payments	40,016
Imputed Interest	(12,596)
Total	$27,420
Note 8—Income Taxes
Effective August 1, 2019, the Company elected to revoke the indefinite reinvestment of foreign unremitted earnings position set forth by ASC 740-30-25-17 for multiple foreign subsidiaries. As a result of this election, the Company recorded a tax withholding expense imposed by the India Income Tax Department of $416,000 and $371,000 for the years ended April 30, 2025 and 2024, respectively.
The Company's accounting policy with respect to the Global Intangible Low-Taxed Income ("GILTI") tax rules is that GILTI will be treated as a periodic charge in the year in which it arises.
Income tax (benefit) expense consisted of the following:

$ in thousands	2025	2024
Current tax (benefit) expense:
Federal	$3,043	$2,332
State and local	610	65
Foreign	1,752	2,661
Total current tax expense	5,405	5,058
Deferred tax (benefit) expense:
Federal	(1,433)	(10,378)
State and local	(650)	(893)
Foreign	(120)	275
Total deferred tax (benefit) expense	(2,203)	(10,996)
Net income tax (benefit) expense	$3,202	$(5,938)

The reasons for the differences between the above net income tax (benefit) expense and the amounts computed by applying the statutory federal income tax rate to earnings before income taxes are as follows:

$ in thousands	2025	2024
Income tax expense at statutory rate	$3,105	$2,755
State and local taxes, net of federal income tax benefit	(168)	575
Tax credits	(515)	(355)
Effects of differing US and foreign tax rates	183	243
Non-deductible transaction costs	348	—
Effect of pension settlement	—	(3,870)
Return to provision adjustment	(72)	743
Impact of foreign subsidiary income to parent	6	96
Increase (decrease) in valuation allowance	7	(6,579)
Deferred taxes on unremitted earnings	416	371
Other items, net	(108)	83
Net income tax (benefit) expense	$3,202	$(5,938)
Significant items comprising deferred tax assets and liabilities as of April 30 were as follows:

$ in thousands	2025	2024
Deferred tax assets:
Accrued employee benefit expenses	$417	$152
Allowance for credit losses	151	151
Deferred compensation	1,345	950
Tax credits (state, net of federal benefits)	170	170
Foreign tax credit carryforwards	638	638
Section 174 R&E	3,269	2,303
Warranty Accrual	193	—
Inventory reserves and capitalized costs	478	296
Net operating loss carryforwards	147	152
Proceeds on sale leaseback	6,550	6,316
Operating lease liabilities	2,372	1,211
Other	457	332
Total deferred tax assets	16,187	12,671
Deferred tax liabilities:
Book basis in excess of tax basis of property, plant and equipment	(3,024)	(1,678)
Book basis in excess of tax basis of sale leaseback property	(1,095)	(1,028)
Book basis in excess of tax basis of intangibles assets	(4,005)	—
APB 23 Assertion	(1,507)	(1,572)
Right of use assets	(2,589)	(1,142)
Debt Issuance Cost on sale leaseback	(138)	(142)
Total deferred tax liabilities	(12,358)	(5,562)
Valuation allowance	(933)	(926)
Net deferred tax liabilities	$2,896	$6,183
Deferred tax assets (liabilities) classified in the balance sheet:
Deferred tax assets, non-current	$3,994	$7,401
Deferred tax liabilities, non-current	(1,098)	(1,218)
Net deferred tax assets (liabilities)	$2,896	$6,183

The Company is required to evaluate the realization of the deferred tax asset and any requirement for a valuation allowance in accordance with ASC 740-10-30-2(b). This guidance provides that the future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on sufficient taxable income of the appropriate character within the carryback or carryforward period available under the tax law. The Company evaluates all available evidence, both positive and negative, to determine the amount of any required valuation allowance. As of April 30, 2025, our deferred tax assets primarily related to proceeds on a prior sale leaseback, Section 174 research and expenditures addbacks, and operating lease liabilities. A valuation allowance of $933,000 and $926,000 was recorded against our net deferred tax asset balance as of April 30, 2025 and 2024, respectively. For the year ended April 30, 2025, we recorded a net increase in valuation allowance of $7,000, as compared to a net decrease of $6,579,000 for the year ended April 30, 2024, based on management's reassessment of the amount of its deferred tax assets that are more likely than not to be realized.
The Company files federal, state and local tax returns with statutes of limitation generally ranging from 3 to 4 years. The Company is generally no longer subject to federal tax examinations for years prior to fiscal year 2021 or state and local tax examinations for years prior to fiscal year 2020. Tax returns filed by the Company's significant foreign subsidiaries are generally subject to statutes of limitations of 3 to 7 years and are generally no longer subject to examination for years prior to fiscal year 2019. The Company has no unrecognized tax benefits.
Note 9 - Stock Options and Share-Based Compensation
The Company's stockholders approved the 2023 Omnibus Incentive Plan ("2023 Plan") in August 2023, which enables the Company to grant a broad range of equity based awards, with potential recipients including directors, consultants and employees. The 2023 Plan replaced the 2017 Omnibus Incentive Plan (the "2017 Plan"). All outstanding equity granted under the 2017 Plan remain subject to, and will be settled under, the 2017 Plan. At the date of approval of the 2023 Plan, there were 64,633 shares available for new awards under the 2017 Plan, and 168,791 shares available for issuance under equity awards outstanding under the 2017 Plan. These shares that were available for new awards and any shares subject to outstanding awards under the 2017 Plan that subsequently cease to be subject to such awards are available under the 2023 Plan. The 2023 Plan also increased the total number of shares reserved for issuance under the Company's equity compensation plans by 310,000, for a total of 374,633 shares initially reserved for issuance under the 2023 Plan. At April 30, 2025, there were 357,472 shares available for future issuance under the 2023 Plan.

Under the 2023 Plan, the Company recorded stock-based compensation expense for employees of $1,441,000 and $1,018,000 and deferred income tax benefit of $337,000 and $223,000 in fiscal years 2025 and 2024, respectively. The RSUs granted under the 2023 Plan include grants with both a service and performance component vesting over a 3 year period and grants with only service components vesting over a 3 year period. The recognized expense is based upon the vesting period for service criteria and estimated attainment of the performance criteria at the end of the performance period based on the ratio of cumulative days incurred to total days over the performance period. The remaining estimated compensation expense of $1,964,000 will be recorded over the remaining vesting periods.

The fair value of each RSU granted to employees was estimated on the date of grant based on the weighted average price of the Company's stock reduced by the present value of the expected dividend stream during the vesting period using the risk-free interest rate. The Company issued new shares of common stock to satisfy RSUs that vested during fiscal year 2025. The following table summarizes the RSU activity and weighted averages.

	2025		2024
	Number of RSUs	Weighted Average Grant Date Fair Value	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	168,791	$15.35	159,640	$11.94
Granted	62,326	$37.46	117,747	$15.97
Vested	(41,674)	$14.32	(103,519)	$11.03
Forfeited	(2,217)	$24.77	(5,077)	$10.54
Outstanding at end of year	187,226	$22.83	168,791	$15.35

The stockholders approved the 2008 Key Employee Stock Option Plan in fiscal year 2009 which allowed the Company to grant options on an aggregate of 300,000 shares of the Company's common stock and an amendment to the plan in August 2015, authorizing an additional 300,000 shares. Under the plan, options were granted at not less than the fair market value at the date of grant with options exercisable in such installments, for such terms (up to 10 years). This plan was replaced by the 2017 Omnibus Plan with all outstanding options granted under the prior plan to remain subject to the prior plan. The Company did not record any compensation expense related to outstanding stock options in fiscal years 2025 or 2024. There were no options outstanding at April 30, 2025.
The Company issued new shares of common stock to satisfy options exercised during fiscal years 2025 and 2024. Stock option activity and weighted average exercise price are summarized as follows:

	2025		2024
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	24,700	$20.05	33,900	$19.97
Canceled	—	$—	(3,700)	$16.09
Exercised	(24,700)	$20.05	(5,500)	$22.21
Outstanding at end of year	—	$—	24,700	$20.05

Exercisable at end of year	—	$—	24,700	$20.05

Note 10 - Stockholder's Equity
Common Stock
The Company is authorized to issue 5,000,000 shares of Common Stock, par value of $2.50 per share. Holders of the Company's Common Stock are entitled to 1 vote per share. At April 30, 2025, and April 30, 2024, there were approximately 2,839,000 and 2,839,000 shares, respectively, of Common Stock outstanding. The Company has not declared or paid any dividends with respect to its Common Stock during the fiscal year ended April 30, 2025. The declaration and payment of any future dividends is at the discretion of the Board of Directors and will depend upon many factors, including the Company's earnings, capital requirements, investment and growth strategies, financial conditions, the terms of the Company's indebtedness, which contains provisions that could limit the payment of dividends in certain circumstances, and other factors that the Board of Directors may deem to be relevant.
Share Repurchase Program
On August 31, 2023, the Board of Directors of the Company adopted a share repurchase program with authorization to repurchase up to 100,000 shares. There is no expiration date and currently, management has no plans to terminate this program. During the fiscal year ended April 30, 2025, the Company repurchased 33,206 shares of the Company's common stock for approximately $1,594,000, excluding other costs such as broker commissions and fees. During the fiscal year ended April 30, 2024, the Company repurchased 66,191 shares of the Company's common stock for approximately $1,992,000 excluding other costs such as broker commissions and fees.
On March 12, 2025, the Board of Directors amended the existing share repurchase program to authorize the repurchase of up to an additional 100,000 shares of the Company's common stock (as amended, the "Program"). The Program does not have a specified expiration date and the timing and amount of any repurchase under this Program will be determined by the Company's management at its discretion based upon its ongoing assessment of the capital needs of the business, the market price of the Company's common stock, and general market conditions. As of April 30, 2025, the total remaining purchase authorization was 100,603 shares.

The following table summarizes share repurchase activity for the three months ended April 30, 2025:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
February 1 - 28	1,019	$55.63	1,019	32,790
March 1 - 31	31,148	$48.15	31,148	101,642
April 1 - 30	1,039	$35.75	1,039	100,603
	33,206		33,206
(1) On August 31, 2023, the Board of Directors of Kewaunee Scientific Corporation (the "Company") adopted a share repurchase program with authorization to repurchase up to 100,000 shares of our Company's common stock, which commenced on September 1, 2023 and has no expiration date. On March 12, 2025, the Board of Directors amended the existing share repurchase program to authorize the repurchase of up to an additional 100,000 shares of the Company common stock (as amended, the "Program"). The share repurchase program is designed to help offset the impact of future share dilution from employee stock issuances. The timing and amount of any repurchases under this program will be determined by the Company's management at its discretion based upon its ongoing assessments of the capital needs of the business, the market price of the Company's common stock and general market conditions. Share repurchases under this program may be made through a variety of methods including open-market purchases, block trades, exchange transactions or any combination thereof. The program does not obligate the Company to acquire any particular amount of its common stock, and the share repurchase program may be suspended or discontinued at any time at the Company's discretion.
(2) Excludes other costs such as broker commissions and fees.

Note 11 - Accumulated Other Comprehensive Income (Loss)
The Company's other comprehensive income (loss) consists of unrealized gains and losses on the translation of the assets, liabilities, and equity of its foreign subsidiaries, and additional minimum pension liability adjustments, net of income taxes. The before tax income (loss), related income tax effect, and accumulated balances are as follows:

$ in thousands	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balance at April 30, 2023	$(2,833)	$(609)	$(3,442)
Foreign currency translation adjustment	(549)	(49)	(598)
Change in unrecognized actuarial loss on pension obligations	—	509	509
Settlement loss included in net income	—	4,019	4,019
Income taxes on postretirement benefit plans	—	(3,870)	(3,870)
Balance at April 30, 2024	(3,382)	—	(3,382)
Foreign currency translation adjustment	(421)	—	(421)
Balance at April 30, 2025	$(3,803)	$—	$(3,803)

Note 12 - Leases, Commitments and Contingencies
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
The Company has operating type leases for real estate and equipment in both the U.S. and internationally and financing leases for equipment in the United States. ROU assets totaled $12,965,000 and $7,454,000 at April 30, 2025 and 2024, respectively. Ope rating cash paid to settle lease liabilities was $3,394,000 and $2,594,000 for the fiscal year ended April 30, 2025 and 2024, respectively. The Company's leases have remaining lease terms of up to 7 years. In addition, some of the leases may include options to extend the leases for up to 5 years or options to terminate the leases within 1 year. Operating lease expense was $4,433,000 for the twelve months ended April 30, 2025, inclusive of period cost for short-term leases, not included in lease liabilities, of $1,039,000. Operating lease expense was $3,458,000 for the fiscal year ended April 30, 2024, inclusive of period cost for short-term leases, not included in lease liabilities, of $864,000.
At April 30, 2025, the weighted average remaining lease term for the capitalized operating leases was 4.1 years and the weighted average discount rate was 6.2%. At April 30, 2024, the weighted average remaining lease term for the capitalized operating leases was 4.2 years and the weighted average discount rate was 5.1%. For the financing leases, the weighted average remaining lease term was 4.2 years and the weighted average discount rate was 8.6% at April 30, 2025 as compared to 4.5 years and 8.3% at April 30, 2024. As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable.
Future minimum payments under the non-cancelable lease arrangements for the fiscal years ending April 30 are as follows:

($ in thousands)	Operating	Financing
2026	$3,903	$113
2027	3,367	40
2028	2,477	40
2029	2,114	40
2030	1,635	40
Thereafter	164	20
Total Minimum Lease Payments	13,660	293
Imputed Interest	(1,588)	(48)
Total	$12,072	$245
In April 2025, the Company entered into a new lease that has not yet commenced as of April 30, 2025 with future minimum lease payments in aggregate of approximately $267,000 that are not yet reflected on the Condensed Consolidated Balance Sheet. This lease is expected to commence in the second quarter of fiscal year 2026 with a lease term of 5 years.
The Company is involved in certain claims and legal proceedings in the normal course of business which management believes will not have a material adverse effect on the Company's consolidated financial condition or results of operations.
Note 13 - Retirement Benefits
Defined Benefit Plans
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

The change in projected benefit obligations and the change in fair value of plan assets for the non-contributory defined benefit pension plans for the year ended April 30, 2024 is summarized as follows:

$ in thousands	2024
Accumulated Benefit Obligation, April 30	$—
Change in Projected Benefit Obligations
Projected benefit obligations, beginning of year	$18,368
Interest cost	890
Actuarial gain (loss)	53
Actual benefits paid	(1,558)
Transfer to insurer	(17,753)
Projected benefit obligations, end of year	$—
Change in Plan Assets
Fair value of plan assets, beginning of year	$17,732
Actual return on plan assets	1,292
Employer contributions	287
Actual benefits paid	(1,558)
Transfer to insurer	(17,753)
Fair value of plan assets, end of year	$—
Funded status—under	$—
Amounts Recognized in the Consolidated Balance Sheets consist of:
Non-current liabilities	$—
Amounts Recognized in Accumulated Other Comprehensive Income (Loss) Consist of:
Net actual loss	$—
Deferred tax benefit	—
After-tax actuarial loss	$—
Weighted-Average Assumptions Used to Determine Benefit Obligations at April 30
Discount rate	N/A
Rate of compensation increase	N/A
Mortality table	N/A
Projection scale	N/A

Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost	2024
Discount rate	N/A
Expected long-term return on plan assets	N/A
Rate of compensation increase	N/A
The components of the net periodic pension (income) expense for the fiscal year ended April 30, 2024 are as follows:

$ in thousands
Interest cost	$890
Expected return on plan assets	(1,312)
Recognition of net loss	580
Net periodic pension expense	$158
Effect of settlement	4,019
Total net periodic pension expense plus special events	$4,177

Defined Contribution Plan
The Company has two defined contribution plans covering substantially all domestic salaried and hourly employees. These plans provides benefits to all employees who meet minimum age and service requirements. The Company's plans provide for matching contributions based on a percentage of the employee's eligible contributions. Total matching contributions made by the Company for these plans were $1,177,000 and $957,000 for the years ending April 30, 2025 and 2024.
The Company's International subsidiaries also have a defined contribution plan for qualifying employees. Under the International plan, employer contributions are made in accordance with plan rules. Total contributions made by the Company for its International plan was $247,000 and $238,000 for the years ending April 30, 2025 and 2024.
Note 14 - Segment Information
In accordance with ASC 280, Segment Reporting, the Company's operations are classified into two business segments: Domestic and International. The Domestic business segment principally designs, manufactures, and installs scientific and technical furniture, including steel and wood laboratory cabinetry, fume hoods, flexible systems, worksurfaces, workstations, workbenches, and computer enclosures. On November 1, 2024, the Company completed its acquisition of Nu Aire, whose operating results are reflected in the Domestic operations segment, expanding the Company's Domestic capabilities through its manufacturing of biological safety cabinets, CO2 incubators, ultralow freezers, and other essential laboratory products. See Note 4, Nu Aire Acquisition, for further information.The International business segment, which consists of the foreign subsidiaries identified in Note 1, Summary of Significant Accounting Policies, provides the Company's products and services, including facility design, detailed engineering, construction, and project management from the planning stage through testing and commissioning of laboratories.
The Company's CODM is its CEO, who evaluates the performance of each segment and measures its segment profitability based on earnings before income taxes. Some Corporate expenses, such as those related to executive management, finance, etc., are allocated to the segments. Certain corporate expenses shown below are net of expenses that have been allocated to the business segments. We periodically review these allocations and adjust them based upon changes in business circumstance. Intersegment transactions are recorded at normal profit margins. All intercompany balances and transactions have been eliminated.

The following table shows revenues, earnings, and other financial information by business segment and unallocated corporate expenses for each of the years ended April 30:

$ in thousands	Domestic	International	Corporate	Total
Fiscal Year 2025
Revenues from external customers	$179,398	$61,074	$—	$240,472
Intersegment revenues	626	3,468	(4,094)	—
Depreciation and amortization	4,166	420	173	4,759
Interest expense	1,492	71	1,651	3,214
Earnings (loss) before income taxes	19,923	4,712	(9,850)	14,785
Income tax expense (benefit)	4,553	1,632	(2,983)	3,202
Net earnings attributable to non-controlling interest	—	178	—	178
Net earnings (loss) attributable to Kewaunee Scientific Corporation	15,370	2,902	(6,867)	11,405
Segment assets	152,569	42,085	—	194,654
Expenditures for segment assets	1,954	212	—	2,166
Revenues (excluding intersegment) from customers in foreign countries	7,731	61,074	—	68,805

Fiscal Year 2024
Revenues from external customers	$137,238	$66,517	$—	$203,755
Intersegment revenues	636	4,062	(4,698)	—
Depreciation	2,524	408	193	3,125
Interest expense	1,574	166	59	1,799
Earnings (loss) before income taxes	15,048	6,295	(8,224)	13,119
Income tax expense	3,240	2,935	(12,113)	(5,938)
Net earnings attributable to non-controlling interest	—	304	—	304
Net earnings (loss) attributable to Kewaunee Scientific Corporation	11,808	3,055	3,890	18,753
Segment assets	91,656	43,110	—	134,766
Expenditures for segment assets	3,759	614	—	4,373
Revenues (excluding intersegment) from customers in foreign countries	1,175	66,517	—	67,692

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are intended to ensure that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 (the "Exchange Act") is properly and timely recorded, processed, summarized, and reported. Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures as of April 30, 2025 pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective. In designing disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives, and that management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting
There have been no significant changes in our internal controls over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
In November 2024, the Company completed the acquisition of Nu Aire. The Company is in the process of integrating Nu Aire into its systems and control environment as of April 30, 2025. The Company believes it has taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during this integration. In accordance with the general guidance issued by the staff of the SEC, Nu Aire was excluded from the scope of management's report on internal control over financial reporting for the year ended April 30, 2025.
Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded the Company maintained effective internal control over financial reporting as of April 30, 2025.
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
Item 9B. Other Information
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
During the three months ended April 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed the Company of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
(a)The information appearing in the sections entitled "Election of Directors" and "Meetings and Committees of the Board" included in our Proxy Statement for use in connection with our annual meeting of stockholders to be held on August 27, 2025 (the "Proxy Statement") is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of our most recently completed fiscal year.
(b)The names and ages of our executive officers as of June 27, 2025 and their business experience during the past five years are set forth below:
Executive Officers

Name	Age	Position
Thomas D. Hull III	49	President and Chief Executive Officer
Donald T. Gardner III	46	Vice President, Finance, Chief Financial Officer, Treasurer and Secretary
Ryan S. Noble	47	Vice President, Sales and Marketing—Americas
Elizabeth D. Phillips	48	Vice President, Human Resources
Mandar Ranade	51	Vice President of Information Technology and Engineering
Douglas J. Batdorff	52	Vice President of Manufacturing Operations
Boopathy Sathyamurthy	56	Vice President, Kewaunee Scientific Corporation Singapore Pte. Ltd., Managing Director, International Operations
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
Elizabeth D. Phillips joined the Company in August 2006 as Human Resources and Training Manager. She was promoted to Director of Human Resources in June 2007 and was elected Vice President of Human Resources in June 2009. Ms. Phillips has a Bachelor of Science degree in Psychology and a Minor in Management from Western Carolina University and holds HR certifications to include SPHR and SHRM-SCP. Prior to joining the Company, she held Human Resources leadership positions at Thomasville Furniture and Hickory Chair and lastly, prior to joining Kewaunee, was Director of Human Resources for Vanguard Furniture Co., Inc., a manufacturer of household furniture.

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
Insider Trading Policy
We have an Insider Trading Policy governing the purchase, sale, and other dispositions of the Company's securities that applies to all officers, directors, and employees of the Company and its affiliated entities. We believe that our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations, as well as applicable listing standards. A copy of the Company's Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report.
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
Item 11. Executive Compensation
The information appearing in the sections entitled "Compensation Discussion and Analysis," "Compensation Tables," "Pay Versus Performance," "Agreements with Certain Executives," and "Election of Directors – Compensation Committee Interlocks and Insider Participation" in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information appearing in the sections entitled "Security Ownership of Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners" in the Proxy Statement is incorporated herein by reference.
The following table sets forth certain information as of April 30, 2025 with respect to compensation plans under which our equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation Plans approved by Security Holders:
2023 Omnibus Incentive Plan	187,226	$22.83	357,472
Equity Compensation Plans not approved by Security Holders:	—	—	—
Total Equity Compensation Plans	187,226		357,472
Refer to Note 9, Stock Options and Share-Based Compensation, of the Company's consolidated financial statements included in Item 8 for additional information.
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

PART IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed or incorporated by reference as part of this Annual Report:

		Page
(a)(1)	Consolidated Financial Statements
	Report of Independent Registered Public Accounting Firm	22
	Consolidated Statements of Operations—Years ended April 30, 2025 and 2024	24
	Consolidated Statements of Comprehensive Income—Years ended April 30, 2025 and 2024	25
	Consolidated Statements of Stockholders' Equity—Years ended April 30, 2025 and 2024	26
	Consolidated Balance Sheets—April 30, 2025 and 2024	27
	Consolidated Statements of Cash Flows—Years ended April 30, 2025 and 2024	28
	Notes to Consolidated Financial Statements	30
(a)(2)	Consolidated Financial Statement Schedules
	Financial statement schedules have been omitted because the information required has been separately disclosed in the consolidated financial statements or related notes.
(a)(3)	Exhibits
	Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which is attached hereto at pages 58 through 60 and which is incorporated herein by reference.
Item 16. Form 10-K Summary
None.

KEWAUNEE SCIENTIFIC CORPORATION
Exhibit Index

			Reference
2	Plan of acquisition
	2.1	Securities Purchase Agreement, dated as of November 1, 2024, by and among Kewaunee Scientific Corporation, Nu Aire, Inc., Richard A. Peters, William F. Peters, Rita Peters Revocable Trust, and any amendments thereto, Richard A. Peters Revocable Trust dated May 18, 2020, and any amendments thereto, William F. Peters 2023 Irrevocable Trust dated December 20, 2023, and any amendments thereto, William F. Peters Revocable Trust, and any amendments thereto, and William F. Peters, as Sellers' Representative	(21)
3	Articles of incorporation and bylaws
	3.1	Conformed copy of Restated Certificate of Incorporation (reflecting all amendments to date)	(10)
	3.3	By-Laws (as amended as of April 21, 2020)	(16)
4	Description of Registrant's Securities
	4.1	Description of Capital Stock	(13)
	4.2	Form of Seller Note	(21)
10	Material Contracts
	10.1*	Re-Established Retirement Plan for Salaried and Hourly Employees of Kewaunee Scientific Corporation (as amended and restated effective January 1, 2024)	(4)
	10.2*	Kewaunee Scientific Corporation Executive Severance Pay Policy	(2)
	10.3*	401(k) Incentive Savings Plan for Salaried and Hourly Employees of Kewaunee Scientific Corporation (as amended and restated effective June 29, 2015)	(6)
	10.3A*	First Amendment to the 401(k) Incentive Savings Plan for Salaried and Hourly Employees of Kewaunee Scientific Corporation (as amended and restated effective January 1, 2020)	(15)
	10.3B*	Second Amendment to the 401(k) Incentive Savings Plan for Salaried and Hourly Employees of Kewaunee Scientific Corporation effective May 15, 2023	(3)
	10.3C*	Third Amendment to the 401(k) Incentive Savings Plan for Salaried and Hourly Employees of Kewaunee Scientific Corporation effective January 1, 2025	(1)
	10.4	Agreement for Purchase and Sale of Real Property dated as of December 22, 2021 between CAI Investments Sub Series 100, LLC and Kewaunee Scientific Corporation	(18)
	10.4A	First Amendment to the Agreement for Purchase and Sale of Real Property dated as of January 21, 2022	(18)
	10.4B	Second Amendment to the Agreement for Purchase and Sale of Real Property dated as of January 24, 2022	(18)
	10.4C	Third Amendment to the Agreement for Purchase and Sale of Real Property dated as of January 26, 2022	(18)
	10.4D	Fourth Amendment to the Agreement for Purchase and Sale of Real Property dated as of March 23, 2022	(10)
	10.5*	401Plus Executive Deferred Compensation Plan (as amended and restated January 1, 2009)	(5)
	10.5A*	Amendment No. One to the Kewaunee Scientific Corporation 401Plus Executive Deferred Compensation Plan	(5)
	10.5B*	Amendment No. Two to the Kewaunee Scientific Corporation 401Plus Executive Deferred Compensation Plan	(9)
	10.6*	Pension Equalization Plan (as amended and restated January 1, 2009)	(5)
	10.6A*	Amendment No. One to the Kewaunee Scientific Corporation Pension Equalization Plan	(5)
	10.7*	Kewaunee Scientific Corporation 2017 Omnibus Incentive Plan	(8)
	10.8*	Kewaunee Scientific Corporation 2023 Omnibus Incentive Plan, as amended	(7)
	10.9*	Offer Letter to Donald T. Gardner III dated April 2, 2019.	(11)
	10.10*	Change of Control Employment Agreement dated as of June 18, 2019 between Kewaunee Scientific Corporation and Thomas D. Hull III.	(12)
	10.11*	Change of Control Employment Agreement dated as of June 18, 2019 between Kewaunee Scientific Corporation and Donald T. Gardner III.	(12)
	10.12*	Change of Control Employment Agreement dated as of June 18, 2019 between Kewaunee Scientific Corporation and Elizabeth D. Phillips.	(12)

		Reference
10.13*	Change of Control Employment Agreement dated as of June 18, 2019 between Kewaunee Scientific Corporation and Ryan S. Noble.	(12)
10.14*	Employment agreement dated October 1, 2017 between Kewaunee Labway India Pvt. Ltd and Bhoopathy Sathyamurthy.	(13)
10.15*	Employment Agreement dated as of October 28, 2019 between Kewaunee Scientific Corporation and Mandar Ranade	(14)
10.16*	Change of Control Employment Agreement dated as of December 2, 2019 between Kewaunee Scientific Corporation and Mandar Ranade	(15)
10.17*	Offer Letter dated as of May 7, 2020 between Kewaunee Scientific Corporation and Douglas J. Batdorff	(17)
10.18*	Change of Control Employment Agreement dated as of June 1, 2020 between Kewaunee Scientific Corporation and Douglas J. Batdorff	(17)
10.19*	Retention Bonus Agreement, dated March 18, 2024, by and between Kewaunee Scientific Corporation and Thomas D. Hull III.	(19)
10.20*	Retention Bonus Agreement, dated June 26, 2024, by and between Kewaunee Scientific Corporation and Donald T. Gardner III	(20)
10.21	Loan Agreement, dated as of November 1, 2024, between Kewaunee Scientific Corporation and PNC Bank, National Association	(21)
10.22	Form of Security Agreement	(21)
19.1	Insider Trading Policy	(1)
21.1	Subsidiaries of the Company	(1)
23.1	Consent dated July 2, 2025 of Forvis Mazars, LLP, Independent Registered Public Accounting Firm	(1)
31.1	Certification of Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)	(1)
31.2	Certification of Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)	(1)
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(1)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(1)
97.1	Kewaunee Scientific Corporation Incentive-Based Compensation Recovery Policy	(1)
101.INS	XBRL Instance Document	(1)
101.SCH	XBRL Taxonomy Extension Schema Document	(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	(1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	(1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	(1)
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	(1)
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
(6)Filed as an exhibit to the Kewaunee Scientific Corporation Quarterly Report to the Securities and Exchange Commission on Form 10-Q (Commission File No. 0-5286) for the quarterly period ended October 31, 2015, and incorporated herein by reference.
(7)Filed as an exhibit to the Kewaunee Scientific Corporation Quarterly Report to the Securities and Exchange Commission on Form 10-Q (Commission File No. 0-5286) for the quarterly period ended July 31, 2023, and incorporated herein by reference.
(8)Filed as Appendix A to the Kewaunee Scientific Corporation Proxy Statement for its Annual Meeting of Stockholders on August 30, 2017 (Commission File No. 0-5286) filed on July 21, 2017, and incorporated herein by reference.
(9)Filed as an exhibit to the Kewaunee Scientific Corporation Quarterly Report to the Securities and Exchange Commission on Form 10-Q (Commission File No. 0-5286) for the quarterly period ended January 31, 2018, and incorporated herein by reference.
(10)Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on March 30, 2022, and incorporated herein by reference.
(11)Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on April 30, 2019, and incorporated herein by reference.
(12)Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on June 21, 2019, and incorporated herein by reference.
(13)Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 2019, and incorporated herein by reference.
(14)Filed as an exhibit to the Kewaunee Scientific Corporation Quarterly Report to the Securities and Exchange Commission on Form 10-Q (Commission File No. 0-5286) for the quarterly period ended October 31, 2019, and incorporated herein by reference.
(15)Filed as an exhibit to the Kewaunee Scientific Corporation Quarterly Report to the Securities and Exchange Commission on Form 10-Q (Commission File No. 0-5286) for the quarterly period ended January 31, 2020, and incorporated herein by reference.
(16)Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on April 27, 2020, and incorporated herein by reference.
(17)Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 2020, and incorporated herein by reference.
(18)Filed as an exhibit to the Kewaunee Scientific Corporation Quarterly Report to the Securities and Exchange Commission on Form 10-Q (Commission File 0-5286) for the quarterly period ended January 31, 2022, and incorporated herein by reference.
(19)Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on March 22, 2024, and incorporated herein by reference.
(20)Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 2024, and incorporated herein by reference.
(21)Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on November 1, 2024, and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEWAUNEE SCIENTIFIC CORPORATION

By:	/s/ Thomas D. Hull III
Thomas D. Hull III
President and Chief Executive Officer
Date: July 2, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on July 2, 2025.

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