Form 10-Q
period 2025-07-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2025-09-12
CIK 55529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 9, 2025, the registrant had outstanding 2,865,694 shares of Common Stock.

KEWAUNEE SCIENTIFIC CORPORATION
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED July 31, 2025

i

PART 1. FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements

Kewaunee Scientific Corporation
Condensed Consolidated Statements of Operations
(Unaudited)
($ and shares in thousands, except per share amounts)

	Three Months Ended July 31,
	2025	2024
Net sales	$71,104	$48,393
Cost of products sold	50,174	35,905
Gross profit	20,930	12,488
Operating expenses	16,120	9,913
Operating profit	4,810	2,575
Other income, net	168	327
Interest expense	(1,058)	(472)
Profit before income taxes	3,920	2,430
Income tax expense	761	192
Net earnings	3,159	2,238
Less: Net earnings attributable to the non-controlling interest	66	45
Net earnings attributable to Kewaunee Scientific Corporation	$3,093	$2,193

Net earnings per share attributable to Kewaunee Scientific Corporation stockholders
Basic	$1.08	$0.77
Diluted	$1.04	$0.74
Weighted average number of common shares outstanding
Basic	2,851	2,849
Diluted	2,963	2,967

See accompanying notes to Condensed Consolidated Financial Statements.

Kewaunee Scientific Corporation
Condensed Consolidated Statements of Comprehensive Earnings
(Unaudited)
($ in thousands)

	Three Months Ended July 31,
	2025	2024
Net earnings	$3,159	$2,238
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(410)	(116)
Other comprehensive loss	(410)	(116)
Comprehensive earnings, net of tax	2,749	2,122
Less: Comprehensive income attributable to the non-controlling interest	66	45
Comprehensive earnings attributable to Kewaunee Scientific Corporation	$2,683	$2,077

See accompanying notes to Condensed Consolidated Financial Statements.

Kewaunee Scientific Corporation
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
($ in thousands, except per share amounts)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Kewaunee Scientific Corporation Stockholders' Equity
Balance at April 30, 2025	$7,353	$5,635	$(3,647)	$58,919	$(3,803)	$64,457
Net earnings attributable to Kewaunee Scientific Corporation	—	—	—	3,093	—	3,093
Other comprehensive loss	—	—	—	—	(410)	(410)
Stock-based compensation	68	(130)	—	—	—	(62)
Balance at July 31, 2025	$7,421	$5,505	$(3,647)	$62,012	$(4,213)	$67,078

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Kewaunee Scientific Corporation Stockholders' Equity
Balance at April 30, 2024	$7,273	$5,406	$(2,051)	$47,514	$(3,382)	$54,760
Net earnings attributable to Kewaunee Scientific Corporation	—	—	—	2,193	—	2,193
Other comprehensive loss	—	—	—	—	(116)	(116)
Stock-based compensation	80	(894)	—	—	—	(814)
Balance at July 31, 2024	$7,353	$4,512	$(2,051)	$49,707	$(3,498)	$56,023

See accompanying notes to Condensed Consolidated Financial Statements.

Kewaunee Scientific Corporation
Condensed Consolidated Balance Sheets
($ and shares in thousands, except per share amounts)

	July 31, 2025	April 30, 2025
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$19,489	$14,942
Restricted cash	952	2,222
Receivables, less allowance; $612; $530, on each respective date	56,897	62,384
Inventories	34,923	32,849
Prepaid expenses and other current assets	4,887	5,966
Total Current Assets	117,148	118,363
Property, plant and equipment, at cost	72,748	71,983
Accumulated depreciation	(49,967)	(48,809)
Property, plant and equipment, net	22,781	23,174
Right of use assets	12,022	12,965
Deferred income taxes	4,211	3,994
Intangible assets, net	17,447	17,831
Goodwill	12,487	12,487
Other assets	7,390	5,840
Total Assets	$193,486	$194,654

Liabilities and Stockholders' Equity
Current Liabilities:
Short-term borrowings	$495	$986
Current portion of financing liability	807	788
Current portion of term loan	2,903	2,903
Current portion of financing lease liabilities	89	96
Current portion of operating lease liabilities	3,131	3,275
Accounts payable	26,327	27,033
Employee compensation and amounts withheld	7,799	9,209
Deferred revenue	4,983	6,073
Other accrued expenses	3,952	3,349
Total Current Liabilities	50,486	53,712
Long-term portion of financing liability	26,420	26,632
Long-term portion of seller note	24,021	23,537
Long-term portion of term loan	9,686	10,412
Long-term portion of financing lease liabilities	142	149
Long-term portion of operating lease liabilities	8,014	8,797
Accrued pension and deferred compensation costs	4,334	3,708
Deferred income taxes	1,161	1,098
Other non-current liabilities	353	364
Total Liabilities	124,617	128,409
Commitments and Contingencies
Stockholders' Equity:
Common stock, $2.50 par value, Authorized – 5,000 shares; Issued – 2,968 shares; 2,941 shares; – Outstanding – 2,865 shares; 2,839 shares, on each respective date	7,421	7,353
Additional paid-in-capital	5,505	5,635
Retained earnings	62,012	58,919
Accumulated other comprehensive loss	(4,213)	(3,803)
Common stock in treasury, at cost, 103 shares; 103 shares, on each respective date	(3,647)	(3,647)
Total Kewaunee Scientific Corporation Stockholders' Equity	67,078	64,457
Non-controlling interest	1,791	1,788
Total Stockholders' Equity	68,869	66,245
Total Liabilities and Stockholders' Equity	$193,486	$194,654
See accompanying notes to Condensed Consolidated Financial Statements.

Kewaunee Scientific Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)
($ in thousands)

	Three Months Ended July 31,
	2025	2024
Cash flows from operating activities:
Net earnings	$3,159	$2,238
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	1,549	815
Provision for credit losses	19	11
Stock-based compensation expense	521	318
Deferred income taxes	(154)	(635)
Accrued payment in kind ("PIK") interest	445	—
Amortization of deferred financing costs	94	—
Change in assets and liabilities:
Receivables	5,468	1,508
Inventories	(2,074)	1,393
Accounts payable and other accrued expenses	(1,525)	(5,113)
Deferred revenue	(1,090)	563
Other, net	(621)	(1,892)
Net cash provided by (used in) operating activities	5,791	(794)
Cash flows from investing activities:
Capital expenditures	(771)	(278)
Net cash used in investing activities	(771)	(278)
Cash flows from financing activities:
Repayments on term loan	(750)	—
Proceeds from short-term borrowings	1,377	38,479
Repayments on short-term borrowings	(1,869)	(37,951)
Payments on sale-leaseback financing transaction	(207)	(174)
Payments on long-term lease obligations	(14)	(11)
Net cash (used in) provided by financing activities	(1,463)	343
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(280)	(23)
Increase (decrease) in cash, cash equivalents and restricted cash	3,277	(752)
Cash, cash equivalents and restricted cash, beginning of period	17,164	25,938
Cash, cash equivalents and restricted cash, end of period	$20,441	$25,186

See accompanying notes to Condensed Consolidated Financial Statements.

Kewaunee Scientific Corporation
Condensed Consolidated Statements of Cash Flows (Cont'd)
(Unaudited)
($ in thousands)

	Three Months Ended July 31,
	2025	2024
Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$524	$472

Noncash investing and financing activities:
Employee taxes withheld for stock-based compensation in stock	$671	$—

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
These interim Condensed Consolidated Financial Statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of these financial statements and should be read in conjunction with the Consolidated Financial Statements and Notes included in the Company's 2025 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. The Condensed Consolidated Balance Sheet as of April 30, 2025 included in this interim period filing has been derived from the audited consolidated financial statements at that date, but does not include all of the information and related notes required by GAAP for complete financial statements.
The preparation of the interim Condensed Consolidated Financial Statements requires management to make certain estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.
B. Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less. During the three months ended July 31, 2025 and twelve months ended April 30, 2025, the Company had cash deposits in excess of FDIC insured limits. The Company has not experienced any losses from such deposits. Restricted cash includes bank deposits of subsidiaries used for performance guarantees against customer orders.
The Company includes restricted cash along with the cash balance for presentation in the Condensed Consolidated Statements of Cash Flows. The reconciliation between the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Cash Flows is as follows (in thousands):

	July 31, 2025	April 30, 2025
Cash and cash equivalents	$19,489	$14,942
Restricted cash	952	2,222
Total cash, cash equivalents and restricted cash	$20,441	$17,164

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
The purchase price recorded for Nu Aire was allocated as follows:

($ in thousands)	Final Allocation As Adjusted
Assets acquired:
Cash and cash equivalents	$1,245
Receivables	10,650
Inventories	15,522
Prepaid expenses and other current assets	852
Property, plant and equipment	7,349
Other intangible assets	18,600
Goodwill	12,487
Right of use assets	7,376
Other assets	7
Total assets acquired	74,088

Liabilities assumed:
Current portion of operating lease liabilities	(965)
Accounts payable	(4,318)
Employee compensation and amounts withheld	(2,642)
Deferred revenue	(935)
Other accrued expenses	(1,591)
Long-term portion of operating lease liabilities	(5,167)
Deferred income taxes	(5,490)
Total liabilities assumed	(21,108)
Aggregate acquisition consideration	$52,980
The purchase price allocation was finalized as of July 31, 2025, within the measurement period, and no further adjustments will be made. During the year ended April 30, 2025, the Company recorded a $1.8 million measurement period adjustment to increase inventory as a result of revised capitalized variances related to work-in-progress as of the acquisition date, with a corresponding decrease to Goodwill, net of the tax impact. The net effect of these adjustments would have resulted in an insignificant decrease in cost of products sold recorded during the year ended April 30, 2025. The measurement period adjustments were recorded in our consolidated financial statements as of and for the year ended April 30, 2025.
The above fair values of assets acquired and liabilities assumed are based on the information that was available as of the reporting date. The fair values of the assets acquired and liabilities assumed were determined using the income and cost approaches. In many cases, the determination of the fair values required estimates about discount rates, future expected cash flows and other future events that are judgmental and subject to change. The fair value measurements were primarily based on significant inputs that are not observable in the market and thus represent a Level 3 measurement of the fair value hierarchy as defined in ASC 820, Fair Value Measurements. Intangible assets consisting of customer relationships, trade names and trademarks, and developed technology were valued using the multi-period excess earnings method ("MEEM"), or the relief from royalty ("RFR") method, both are forms of the income approach. A cost approach was applied for property, plant and equipment.
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
The Company believes that the information provided a reasonable basis for estimating the fair values of the acquired assets and assumed liabilities and considers the purchase price allocation finalized as of July 31, 2025, within the measurement period.
The amounts allocated to intangible assets are as follows:

($ in thousands)	Fair Value	Estimated Useful Life
Customer relationships	$9,800	10 years
Trade names and trademarks	4,900	indefinite
Developed technology	3,900	7 years
Intangible assets acquired	$18,600
The results of operations for Nu Aire of $19.7 million of revenue and $696,000 of net earnings for the three months ended July 31, 2025, have been included within the accompanying Consolidated Statements of Operations.
The following unaudited supplemental pro forma combined financial information presents the Company's results of operations for the three months ended July 31, 2024 as if the acquisition of Nu Aire had occurred on May 1, 2023. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the Company's operating results that may have actually occurred had the acquisition of Nu Aire been completed on May 1, 2023. In addition, the unaudited pro forma financial information does not give effect to any anticipated cost savings, operating efficiencies, or other synergies that may be associated with the Transaction, or any estimated costs that have been or will be incurred by the Company to integrate the assets and operations of Nu Aire.

	Three Months Ended July 31,
($ in thousands, except per share amounts)	2025	2024
	(actual)	(pro forma)
Net sales	$71,104	$65,448
Net earnings	$3,093	$4,273
Net earnings per share attributable to Kewaunee Scientific Corporation stockholders:
Basic	$1.08	$1.50
Diluted	$1.04	$1.44

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
Disaggregated Revenue
A summary of net sales transferred to customers over time and at a point in time for the periods ended July 31, 2025 and July 31, 2024 is as follows (in thousands):

	Three Months Ended
	July 31, 2025			July 31, 2024
	Domestic	International	Total	Domestic	International	Total
Over Time	$32,713	$16,752	$49,465	$34,389	$12,870	$47,259
Point in Time	21,639	—	21,639	1,134	—	1,134
Total	$54,352	$16,752	$71,104	$35,523	$12,870	$48,393

Contract Balances
The closing balances of contract assets included $12,377,000 in accounts receivable July 31, 2025. The opening balance of contract assets arising from contracts with customers included $12,693,000 in accounts receivable at April 30, 2025. The closing and opening balances of contract liabilities included in deferred revenue arising from contracts with customers were $4,983,000 at July 31, 2025 and $6,073,000 at April 30, 2025. The timing of revenue recognition, billings and cash collections results in accounts receivable, unbilled receivables, and deferred revenue which are disclosed in the Condensed Consolidated Balance Sheets and in the Notes to the Condensed Consolidated Financial Statements. In general, the Company receives payments from customers based on a billing schedule established in its contracts. Unbilled receivables represent amounts earned which have not yet been billed in accordance with contractually stated billing terms and are included in receivables on the Condensed Consolidated Balance Sheets. Receivables are recorded when the right to consideration becomes unconditional and the Company has a right to invoice the customer. Deferred revenue relates to payments received in advance of performance under the contract. Deferred revenue is recognized as revenue as (or when) the Company performs under the contract. Approximately 40% and 100% of the contract liability balances at April 30, 2025 and July 31, 2025, respectively, are expected to be recognized as revenue during the respective succeeding 12 months, with the remaining balance primarily related to international operations, which generally have longer delivery and collection cycles.
E. Inventories
The Company measures inventories using the first-in, first-out method at the lower of cost or net realizable value. Inventories consisted of the following (in thousands):

	July 31, 2025	April 30, 2025
Finished products	$6,056	$5,543
Work in process	6,827	3,784
Raw materials	22,040	23,522
Total	$34,923	$32,849
The Company's International subsidiaries' inventories were $2,703,000 at July 31, 2025 and $2,845,000 at April 30, 2025 and are included in the above tables.

F. Fair Value of Financial Instruments
The Company's financial instruments consist primarily of cash and equivalents, mutual funds, a sale-leaseback financing liability, term loans, and short-term borrowings. The carrying value of these assets and liabilities approximates their fair value. The following tables summarize the Company's fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of July 31, 2025 and April 30, 2025 (in thousands):

	July 31, 2025
Financial Assets	Level 1	Level 2	Total
Trading securities held in non-qualified compensation plans (1)	$2,340	$—	$2,340
Cash surrender value of life insurance policies (1)	—	1,514	1,514
Total	$2,340	$1,514	$3,854
Financial Liabilities
Non-qualified compensation plans (2)	$—	$4,334	$4,334
Total	$—	$4,334	$4,334

	April 30, 2025
Financial Assets	Level 1	Level 2	Total
Trading securities held in non-qualified compensation plans (1)	$1,861	$—	$1,861
Cash surrender value of life insurance policies (1)	—	1,403	1,403
Total	$1,861	$1,403	$3,264
Financial Liabilities
Non-qualified compensation plans (2)	$—	$3,708	$3,708
Total	$—	$3,708	$3,708
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
G. Goodwill and Other Intangible Assets
In connection with the Nu Aire Acquisition, on November 1, 2024, the Company recorded goodwill of $14.2 million on its Condensed Consolidated Balance Sheet. During the year ended April 30, 2025, the Company recorded a $1.8 million measurement period adjustment to increase inventory as a result of revised capitalized variances related to work-in-progress as of the acquisition date, with a corresponding decrease to Goodwill, net of the tax impact. See Note C, Nu Aire Acquisition for additional information. No impairment losses on goodwill were recorded during the three months ended July 31, 2025. The ending balance of goodwill at July 31, 2025 and April 30, 2025 was approximately $12.5 million.
Also in connection with the Nu Aire Acquisition, the Company recorded other intangible assets on November 1, 2024 of $18.6 million on its Condensed Consolidated Balance Sheet. See Note C, Nu Aire Acquisition for additional information. The gross carrying amount and accumulated amortization of the Company's intangible assets other than goodwill as of July 31, 2025 and April 30, 2025 were as follows:

		July 31, 2025
($ in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	10 years	$9,800	$(735)	$9,065
Trade names and trademarks	indefinite	4,900	—	4,900
Developed technology	7 years	3,900	(418)	3,482
Total		$18,600	$(1,153)	$17,447

		April 30, 2025
($ in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	10 years	$9,800	$(490)	$9,310
Trade names and trademarks	indefinite	4,900	—	4,900
Developed technology	7 years	3,900	(279)	3,621
Total		$18,600	$(769)	$17,831
Expected future amortization expense related to intangible assets, net as of July 31, 2025, excluding trade names and trademarks, are as follows:

($ in thousands)
Remainder of fiscal 2026	$1,153
2027	1,537
2028	1,537
2029	1,537
2030	1,537
Thereafter	5,246
Total	$12,547

H. Long-term Debt and Other Credit Arrangements
The components of the Company's long-term debt at July 31, 2025 and April 30, 2025, excluding lease, deferred financing costs of $0.8 million and $0.8 million related to the debt at each respective date, and sale-leaseback-related activity, as presented on the Condensed Consolidated Balance Sheet were as follows:

($ in thousands)	July 31, 2025	April 30, 2025
PNC Loan Agreement	$13,000	$13,750
Seller Notes	24,380	23,935
Total long-term debt	$37,380	$37,685

Current portion of long-term debt	$3,000	$3,000
Non-current portion of long-term debt	34,380	34,685
Total long-term debt	$37,380	$37,685
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
For the Revolving Credit Facility, the interest rate will be selected by the Company at each advance from one of two options. Option one is a base rate option. Option 2 is a daily secured overnight financing rate. There is an unused fee of 0.15% to 0.25%, determined by the ratio of senior debt to the Company’s EBITDA, of the unused daily balance of the Revolving Credit Facility. For the Term Loan, the principal will be paid in 60 substantially equal monthly installments commencing on November 1, 2024. Interest will be paid at the same time and calculated on the outstanding principal balance at an interest rate equal to the rate under Option 2 of the Revolving Credit Facility. The borrowing rate on the Term Loan was 5.91% as of July 31, 2025, as compared to 5.96% as of April 30, 2025. The Company recorded interest expense of $225,000 related to the Term Loan for the three months ended July 31, 2025.
At July 31, 2025 and April 30, 2025, no advances were outstanding under the Revolving Credit Facility. Amounts available under the Revolving Credit Facility were $20.0 million at July 31, 2025 and April 30, 2025.
The Loan Agreement has customary reporting covenants. The principal financial covenants require that (1) the Company maintain on a consolidated basis a ratio of senior funded indebtedness to EBITDA of not more than 2.50 to 1.00 and (2) a fixed charge coverage ratio of at least 1.20 to 1.00. The Loan Agreement also contains covenants prohibiting under certain circumstances (1) the incurrence of certain indebtedness, (2) the granting of security interests by the Company to persons other than PNC, (3) the delivery of guaranties for debts of third parties, and (4) certain transactions not in the ordinary course of business. At July 31, 2025 and April 30, 2025, the Company was in compliance with all of the financial covenants under the Loan Agreement.
Seller Notes
As noted in Note C, Nu Aire Acquisition, $23.0 million of the aggregate purchase price paid in the Nu Aire Acquisition was paid by the issuance of subordinated seller notes (the "Seller Notes") entered into by the Company on November 1, 2024. The Seller Notes will accrue interest at 8% per annum and will mature on November 1, 2027, at which time the outstanding principal amount and all unpaid accrued interest will become due and payable by the Company. The Company accrued $445,000 in PIK interest for the three-month period ended July 31, 2025 and $935,000 for the fiscal year ended April 30, 2025.
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
Mid Cap Revolving Credit Facility
On September 30, 2024, the Company terminated the Company's previous revolving credit facility with Mid Cap Funding IV Trust (the "Mid Cap Revolving Credit Facility"). At the time of termination, there was a $3.0 million balance outstanding under the Mid Cap Revolving Credit Facility, which was paid off in full as part of the termination. The Company incurred $0.5 million in related expenses as a result of the termination.
International Subsidiaries Short-Term Borrowings
The Company's International subsidiaries had a balance outstanding of $495,000 in short-term borrowings related to overdraft protection and short-term loan arrangements at July 31, 2025. The Company's International subsidiaries had a balance outstanding at April 30, 2025 of $986,000 in short-term borrowings related to overdraft protection and short-term loan arrangements.

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
As of July 31, 2025, the carrying value of the financing liability was $27,227,000, net of $575,000 in debt issuance costs, of which $807,000 was classified as current on the Condensed Consolidated Balance Sheet with $26,420,000 classified as long-term. As of April 30, 2025, the carrying value of the financing liability was $27,420,000, net of $589,000 in debt issuance costs, of which $788,000 was classified as current on the Consolidated Balance Sheet with $26,632,000 classified as long-term. The monthly lease payments are split between a reduction of principal and interest expense using the effective interest rate method. Interest expense associated with the financing arrangement was $308,000 and $317,000 for the three months ended July 31, 2025 and July 31, 2024, respectively.
The Company will continue to depreciate the building down to zero over the 20-year assumed economic life of the property so that at the end of the lease term, the remaining carrying amount of the financing liability will equal the carrying amount of the land of $41,000.
Remaining future cash payments related to the financing liability as of July 31, 2025 are as follows:

($ in thousands)
Remainder of fiscal 2026	$1,508
2027	2,049
2028	2,090
2029	2,132
2030	2,175
Thereafter	29,560
Total Minimum Liability Payments	39,514
Imputed Interest	(12,287)
Total	$27,227

J. Leases
The Company recognizes lease assets and lease liabilities reflecting the rights and obligations created by operating type leases for real estate and equipment in both the U.S. and internationally and financing leases for vehicles and IT equipment in the U.S. At July 31, 2025 and April 30, 2025, right-of-use assets totaled $12,022,000 and $12,965,000, respectively. Operating cash paid to settle lease liabilities was $1,040,000 and $658,000 for the three months ended July 31, 2025 and July 31, 2024, respectively. The Company's leases have remaining lease terms of up to 7 years. In addition, some of the leases may include options to extend the leases for up to 5 years or options to terminate the leases within 1 year. Operating lease expense was $1,458,000 for the three months ended July 31, 2025, inclusive of period cost for short-term leases, not included in lease liabilities, of $418,000. Operating lease expense was $882,000 for the three months ended July 31, 2024, inclusive of period cost for short-term leases, not included in lease liabilities, of $224,000.
At July 31, 2025, the weighted average remaining lease term for the capitalized operating leases was 3.9 years and the weighted average discount rate was 6.2%. For the financing leases, the weighted average remaining lease term was 4.1 years and the weighted average discount rate was 8.6%. As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of those lease payments. The Company uses the implicit rate when readily determinable.

Future minimum lease payments under non-cancelable leases as of July 31, 2025 were as follows:

($ in thousands)	Operating	Financing
Remainder of fiscal 2026	$2,843	$94
2027	3,345	40
2028	2,462	40
2029	2,108	40
2030	1,630	40
Thereafter	160	22
Total Minimum Lease Payments	12,548	276
Imputed Interest	(1,403)	(45)
Total	$11,145	$231
In April 2025, the Company entered into a new lease that has not yet commenced as of July 31, 2025 with future minimum lease payments in aggregate of roughly $267,000 that are not yet reflected on the Condensed Consolidated Balance Sheet. This lease is expected to commence in the second quarter of fiscal year 2026 with a lease term of 5 years. Subsequent to July 31, 2025, the Company entered into a new lease with future minimum lease payments in aggregate of roughly $477,000 that are not yet reflected on the Condensed Consolidated Balance Sheet. This lease will commence in the second quarter of fiscal year 2026 with a lease term of 1 year.
K. Stockholders' Equity

Common Stock
The Company is authorized to issue 5,000,000 shares of Common Stock, par value of $2.50 per share. Holders of the Company's Common Stock are entitled to one vote per share. As of July 31, 2025 and April 30, 2025, there were approximately 2,865,000 and 2,839,000 shares, respectively, of Common Stock outstanding. The Company has not declared or paid any dividends with respect to its Common Stock during the three months ended July 31, 2025. The declaration and payment of any future dividends is at the discretion of the Board of Directors and will depend upon many factors, including the Company's earnings, capital requirements, investment and growth strategies, financial conditions, the terms of the Company's indebtedness, which contains provisions that could limit the payment of dividends in certain circumstances, and other factors that the Board of Directors may deem to be relevant.

Share Repurchase Program
On August 31, 2023, the Board of Directors of the Company adopted a share repurchase program with authorization to repurchase up to 100,000 shares. There is no expiration date and currently, management has no plans to terminate this program.

On March 12, 2025, the Board of Directors amended the existing share repurchase program to authorize the repurchase of up to an additional 100,000 shares of the Company's common stock (as amended, the "Program"). The Program does not have a specified expiration date and the timing and amount of any repurchase under this Program will be determined by the Company's management at its discretion based upon its ongoing assessment of the capital needs of the business, the market price of the Company's common stock, and general market conditions. The Company did not purchase any shares under its share repurchase program during the three months ended July 31, 2025. As of July 31, 2025, the total remaining purchase authorization was 100,603 shares.
L. Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the assumed exercise of outstanding options and the conversion of restricted stock units ("RSUs") under the Company's various stock compensation plans, except when RSUs and options have an antidilutive effect. There were no antidilutive RSUs and options outstanding at July 31, 2025. There were no antidilutive RSUs and options outstanding at July 31, 2024. The following is a reconciliation of basic to diluted weighted average common shares outstanding (in thousands):

	Three Months Ended
	July 31, 2025	July 31, 2024
Basic	2,851	2,849
Dilutive effect of stock options and RSUs	112	118
Weighted average common shares outstanding - diluted	2,963	2,967

M. Stock Options and Stock-based Compensation
The Company recognizes compensation costs related to stock options and other stock awards granted by the Company as operating expenses over their vesting period.
In August 2023, the stockholders approved the 2023 Omnibus Incentive Plan ("2023 Plan"), which enables the Company to grant equity-based awards, with potential recipients including directors, consultants, and employees. This plan replaces the 2017 Omnibus Incentive Plan ("2017 Plan"). All outstanding equity granted under the 2017 Plan remain subject to, and will be settled under, the 2017 Plan. At the date of approval of the 2023 Plan, there were 64,633 shares available for new awards under the 2017 Plan, and 168,791 shares available for issuance under equity awards outstanding under the 2017 Plan. These shares that were available for new awards and any shares subject to outstanding awards under the 2017 Plan that subsequently cease to be subject to such awards are available under the 2023 Plan. The 2023 Plan also increased the total number of shares reserved for issuance under the Company's equity compensation plans by 310,000, for a total of 374,633 shares initially reserved for issuance under the 2023 Plan. At July 31, 2025, there were 291,326 shares available for future issuance under the 2023 Plan.
In June 2025, the Company granted 72,728 RSUs under the 2023 Plan. These RSUs include both a service and a performance component, vesting over a three-year period. The recognized expense is based upon the vesting period for service criteria and estimated attainment of the performance criteria at the end of the three-year period, based on the ratio of cumulative days of service to total days over the three-year period. The Company recorded stock-based compensation expense of $431,000 during the three months ended July 31, 2025 with the remaining estimated stock-based compensation expense of $3,877,000 to be recorded over the remaining vesting periods. The Company recorded stock-based compensation expense of $318,000 during the three months ended July 31, 2024. Director's fees paid with shares of common stock in lieu of cash in accordance with Director compensation guidelines were $180,000 for the three months ended July 31, 2025, of which $90,000 was included in stock-based compensation.

N. Income Taxes
Income tax expense of $761,000 and $192,000 was recorded for the three months ended July 31, 2025 and July 31, 2024, respectively. The effective tax rate was 19.4% and 7.9% for the three months ended July 31, 2025 and July 31, 2024, respectively. The effective tax rate for the current three month period reflects the impact of foreign operations which are taxed at different rates than the U.S. tax rate of 21%, combined with expected current year tax expense for the Company's domestic operations. In addition, the income tax expense recorded for the three months ended July 31, 2025 was favorably impacted by a discrete tax benefit of $303,000 resulting from the issuance of stock through the vesting of restricted stock units during the quarter.
In August 2019, the Company revoked its indefinite reinvestment of foreign unremitted earnings position in compliance with ASC 740 "Income Taxes" and terminated its indefinite reinvestment of unremitted earnings assertion for the Singapore and Kewaunee Labway India Pvt. Ltd. international subsidiaries. The Company has a deferred tax liability of $1,549,000 and $1,507,000 for the withholding tax related to Kewaunee Labway India Pvt. Ltd. as of July 31, 2025 and April 30, 2025, respectively.
On July 4, 2025, the U.S. government enacted Public Law No. 119-21, commonly known as the One Big Beautiful Bill Act ("OBBBA"), which includes a broad range of tax reform provisions affecting businesses, including modifications and extensions of certain Tax Cuts and Jobs Act provisions, domestic research and development cost expensing, extension of 100% bonus depreciation, limitations on interest expense deductions, and adjustments to certain Inflation Reduction Act incentives. Since the OBBBA was enacted on July 4, 2025, its full impact is not reflected in the Company's Condensed Consolidated Financial Statements for the three months ended July 31, 2025. The Company is evaluating the provisions to assess potential effects on its effective tax rate, deferred tax assets and liabilities, and future cash tax obligations. The Company will recognize any required adjustments once the analysis is complete and impacts can be reasonably quantified.

O. Segment Information
In accordance with ASC 280, Segment Reporting, the Company's operations are classified into two business segments: Domestic and International. The Domestic business segment principally designs, manufactures, and installs scientific and technical furniture, including steel and wood laboratory cabinetry, fume hoods, flexible systems, worksurfaces, workstations, workbenches, and computer enclosures. On November 1, 2024, the Company completed its acquisition of Nu Aire, whose operating results are reflected in the Domestic Operations segment, expanding the Company's Domestic capabilities through its manufacturing of biological safety cabinets, CO2 incubators, ultralow freezers, and other essential laboratory products. See Note C, Nu Aire Acquisition, for further information. The International business segment, which consists of the Company's foreign subsidiaries, provides products and services, including facility design, detailed engineering, construction, and project management from the planning stage through testing and commissioning of laboratories.
The Company's Chief Operating Decision Maker ("CODM") is its CEO, who evaluates the performance of each segment and measures its segment profitability based on earnings before income taxes. Some Corporate expenses, such as those related to executive management, finance, etc., are allocated to the segments. Certain corporate expenses shown below are net of expenses that have been allocated to the business segments. We periodically review these allocations and adjust them based upon changes in business circumstance. Intersegment transactions are recorded at normal profit margins. All intercompany balances and transactions have been eliminated.
The following tables provide financial information by business segment and unallocated corporate expenses for the periods ended July 31, 2025 and 2024 (in thousands):

	Domestic Operations	International Operations	Corporate / Eliminations	Total
Three Months Ended July 31, 2025
Revenues from external customers	$54,352	$16,752	$—	$71,104
Intersegment revenues	85	1,039	(1,124)	—
Depreciation and amortization	1,428	96	25	1,549
Interest expense	313	13	732	1,058
Earnings (loss) before income taxes	5,835	1,143	(3,058)	3,920
Income tax expense (benefit)	1,113	434	(786)	761
Net earnings attributable to non-controlling interest	—	66	—	66
Net earnings (loss) attributable to Kewaunee Scientific Corporation	4,722	643	(2,272)	3,093
Segment assets	153,302	40,184	—	193,486
Expenditures for segment assets	671	100	—	771
Revenues (excluding intersegment) from customers in foreign countries	2,767	16,752	—	19,519

Three Months Ended July 31, 2024
Revenues from external customers	$35,523	$12,870	$—	$48,393
Intersegment revenues	113	1,348	(1,461)	—
Depreciation and amortization	662	107	46	815
Interest expense	441	21	10	472
Earnings (loss) before income taxes	3,635	787	(1,992)	2,430
Income tax expense (benefit)	764	279	(851)	192
Net earnings attributable to non-controlling interest	—	45	—	45
Net earnings (loss) attributable to Kewaunee Scientific Corporation	2,871	463	(1,141)	2,193
Segment assets	90,235	41,783	—	132,018
Expenditures for segment assets	196	82	—	278
Revenues (excluding intersegment) from customers in foreign countries	525	12,870	—	13,395

P. New Accounting Standards
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
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The Company's 2025 Annual Report to Stockholders on Form 10-K contains management's discussion and analysis of the Company's financial condition and results of operations as of and for the fiscal year ended April 30, 2025. The following discussion and analysis describes material changes in the Company's financial condition since April 30, 2025. The analysis of results of operations compares the three months ended July 31, 2025 with the comparable period of the prior year.
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
Critical Accounting Estimates
In the ordinary course of business, the Company may make estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of our consolidated financial statements in conformity with generally accepted accounting principles in the United States of America. Actual results could differ significantly from those estimates. There have been no material changes to the Company's determination of its most critical accounting estimates, which are those that are most important to the portrayal of our financial condition and results of operations, and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain, from those described in Part II, Item 7 of the Company's 2025 Annual Report on Form 10-K under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" beyond those set forth below.

Results of Operations
Sales for the quarter were $71,104,000, an increase from sales of $48,393,000 in the comparable period of the prior year. Domestic sales for the quarter were $54,352,000, up 53.0% when compared to sales of $35,523,000 in the comparable period of the prior year. Domestic sales increased when compared to the prior year primarily due to the acquisition of Nu Aire, as discussed above, which closed on November 1, 2024 and was not part of the prior year comparable results. International sales for the quarter were $16,752,000, up 30.2% when compared to sales of $12,870,000 in the comparable period of the prior year. International sales increased when compared to the prior year period due to the commencement of delivery of large projects booked in the prior fiscal year.
The Company's order backlog was $205.0 million at July 31, 2025, as compared to $159.4 million at July 31, 2024, and $214.6 million at April 30, 2025.
The gross profit margin for the three months ended July 31, 2025 was 29.4% of sales, as compared to 25.8% of sales in the comparable quarter of the prior year. The increase in gross profit margin percentage for the three months ended July 31, 2025 was primarily driven by the acquisition of Nu Aire on November 1, 2024, along with improved manufacturing productivity and ongoing cost-containment initiatives.
Operating expenses for the three months ended July 31, 2025 were $16,120,000, or 22.7% of sales, as compared to $9,913,000, or 20.5% of sales, in the comparable period of the prior year. The increase in operating expenses for the three months ended July 31, 2025 was largely related to the acquisition of Nu Aire. The increase in operating expenses from the comparable period was also impacted by increases in international operating expenses of $392,000 and SG&A wages, benefits, incentive and stock-based compensation of $182,000.
Interest expense was $1,058,000 for the three months ended July 31, 2025, as compared to $472,000 for the comparable period of the prior year. The changes in interest expense were due to changes in the levels of bank and other borrowings and interest rates.
Income tax expense of $761,000 and $192,000 were recorded for the three months ended July 31, 2025 and 2024, respectively. The effective income tax rate for the three months ended July 31, 2025 was 19.4%, as compared to 7.9% for the three months ended July 31, 2024. The effective tax rate for the current three month period reflects the impact of foreign operations which are taxed at different rates than the U.S. tax rate of 21%, combined with expected current year tax expense for the Company's domestic operations. In addition, the income tax expense recorded for the three months ended July 31, 2025 was favorably impacted by a discrete tax benefit of $303,000 resulting from the issuance of stock through the vesting of restricted stock units during the first quarter. On July 4, 2025, the U.S. government enacted Public Law No. 119-21, commonly known as the One Big Beautiful Bill Act ("OBBBA"), which includes a broad range of tax reform provisions affecting businesses. Since OBBBA was enacted on July 4, 2025, its full impact is not reflected in the Company's Condensed Consolidated Financial Statements for the three months ended July 31, 2025. The Company is evaluating the provisions to assess potential effects on its effective tax rate, deferred tax assets and liabilities, and future cash tax obligations. See Note N, Income Taxes, of the Notes to Condensed Consolidated Financial Statements for additional information.
Non-controlling interests related to the Company's subsidiaries not 100% owned by the Company decreased net earnings by $66,000 for the three months ended July 31, 2025, as compared to $45,000, for the comparable period of the prior year. The change in the net earnings attributable to the non-controlling interest in the current period was due to changes in earnings (losses) of the subsidiaries in the related period.
Net earnings was $3,093,000, or $1.04 per diluted share, for the three months ended July 31, 2025, compared to net earnings of $2,193,000, or $0.74 per diluted share, in the prior year period.
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

The Company had working capital of $66,662,000 at July 31, 2025, compared to $64,651,000 at April 30, 2025. The ratio of current assets to current liabilities was 2.3-to-1.0 at July 31, 2025, compared to 2.2-to-1.0 at April 30, 2025.
The Company's operating activities provided cash of $5,791,000 during the three months ended July 31, 2025. Net cash provided by operating activities was primarily driven by operations and decreases in receivables of $5.5 million, partially offset by increases in inventories of $2.1 million, decreases in accounts payable and other accrued expenses of $1.5 million, and decreases in deferred revenue of $1.1 million. During the three months ended July 31, 2025, the Company used net cash of $771,000 in investing activities related to capital expenditures. The Company's financing activities used net cash of $1,463,000 during the three months ended July 31, 2025, primarily related to the servicing of the Company's long-term debt arrangements and a net decrease in the short-term borrowings of its International subsidiaries. See Note H, Long-term Debt and Other Credit Arrangements, for more details.
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
Kewaunee's first quarter results for fiscal year 2026 demonstrate the Company's resilience in the face of challenging market conditions, including uncertainty around government policy, evolving tariff structures, and broader geopolitical upheaval. Though the Company anticipates some volatility in project delivery timelines, which may create uneven performance by quarter for the balance of fiscal year 2026, the Company's overall backlog remains strong.
The Company remains focused on growth, both organically and inorganically, and is committed to making strategic investments in the people, processes, and technology that will support and enable this growth in a sustainable manner. The Company is confident that these strategic investments and its healthy backlog position the Company well to handle any anticipated short-term headwinds and maintain the long-term health of the business.
Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
Certain statements in this document constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). All statements other than statements of historical fact included in this Annual Report, including statements regarding the Company's future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "predict," "believe" and similar words, expressions and variations of these words and expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to known and unknown risks, uncertainties, assumptions, and other important factors that could significantly impact results or achievements expressed or implied by such forward-looking statements. Such factors, risks, uncertainties and assumptions include, but are not limited to: our ability to realize the benefits anticipated as a result of the Nu Aire acquisition; competitive and general economic conditions, including disruptions from government mandates, both domestically and internationally, as well as supplier constraints and other supply disruptions; changes in customer demands; technological changes in our operations or in our industry; dependence on customers’ required delivery schedules; risks related to fluctuations in the Company’s operating results from quarter to quarter; risks related to international operations, including foreign currency fluctuations; changes in the legal and regulatory environment; changes in raw materials and commodity costs; acts of terrorism, war, governmental action, natural disasters and other Force Majeure events. The cautionary statements made pursuant to the Reform Act herein and elsewhere by us should not be construed as exhaustive. We cannot always predict what factors would cause actual results to differ materially from those indicated by the forward-looking statements. Over time, our actual results, performance, or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and harmful to our stockholders' interest. Many important factors that could cause such differences are described under the caption "Risk Factors" in Item 1A in the Company's 2025 Annual Report on Form 10-K and in Item 1A of Part II in this Quarterly Report on Form 10-Q, which you should review carefully. These forward-looking statements speak only as of the date of this document. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There are no material changes to the disclosures made on this matter in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2025.
Item 4.    Controls and Procedures
(a) Evaluation of disclosure controls and procedures
An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of July 31, 2025. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that, as of July 31, 2025, the Company's disclosure controls and procedures were adequate and effective and designed to ensure that all material information required to be filed in this quarterly report is made known to them by others within the Company and its subsidiaries.
(b) Changes in internal controls
In November 2024, the Company completed the acquisition of Nu Aire. The Company is in the process of integrating Nu Aire into its systems and control environment as of July 31, 2025. The Company believes it has taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during this integration. Other than the impact of this business acquisition, there were no significant changes in the Company's internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A.    Risk Factors
The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A of the Company's 2025 Annual Report on Form 10-K under the heading "Risk Factors," any one or more of which could, directly or indirectly, cause the Company's actual financial condition and operating results to vary materially from its past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company's business, financial condition, operating results, and stock price. There have been no material changes to the Company's risk factors from those set forth in the Company's Annual Report on Form 10-K for the year ended April 30, 2025 as filed with the SEC on July 2, 2025 beyond those set forth below.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities
The Company's share repurchase program was adopted on August 31, 2023. This program was subsequently amended on March 12, 2025 to authorize the repurchase of up to an additional 100,000 shares of the Company's common stock. The Company did not purchase any shares under its share repurchase program during the three months ended July 31, 2025. The share repurchase program had remaining authorization of 100,603 shares as of July 31, 2025.

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
During the three months ended July 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed the Company of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K).

Item 6.    Exhibits

3.1	Bylaws (as amended September 10, 2025) (incorporated by reference to Exhibit 3.1 on the registrant's Current Report on Form 8-K filed on September 11, 2025)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEWAUNEE SCIENTIFIC CORPORATION (Registrant)

Date: September 12, 2025	By	/s/ Donald T. Gardner III
Donald T. Gardner III
(As duly authorized officer and Vice President, Finance and Chief Financial Officer)