Form 10-Q
period 2025-10-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2025-12-12
CIK 55529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of December 9, 2025, the registrant had outstanding 2,866,384 shares of Common Stock.

KEWAUNEE SCIENTIFIC CORPORATION
INDEX TO FORM 10-Q
For The Quarterly Period Ended October 31, 2025

i

PART 1. FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements

Kewaunee Scientific Corporation
Condensed Consolidated Statements of Operations
(Unaudited)
($ and shares in thousands, except per share amounts)

	Three Months Ended October 31,		Six Months Ended October 31,
	2025	2024	2025	2024
Net sales	$70,096	$47,764	$141,200	$96,157
Cost of products sold	50,376	33,812	100,550	69,717
Gross profit	19,720	13,952	40,650	26,440
Operating expenses	15,613	9,518	31,733	19,431
Operating profit	4,107	4,434	8,917	7,009
Other income (expense), net	407	(61)	575	266
Interest expense	(1,061)	(442)	(2,119)	(914)
Profit before income taxes	3,453	3,931	7,373	6,361
Income tax expense	915	916	1,676	1,108
Net earnings	2,538	3,015	5,697	5,253
Less: Net earnings attributable to the non-controlling interest	93	7	159	52
Net earnings attributable to Kewaunee Scientific Corporation	$2,445	$3,008	$5,538	$5,201

Net earnings per share attributable to Kewaunee Scientific Corporation stockholders
Basic	$0.85	$1.05	$1.94	$1.82
Diluted	$0.82	$1.01	$1.86	$1.75
Weighted average number of common shares outstanding
Basic	2,866	2,872	2,859	2,861
Diluted	2,990	2,974	2,977	2,971

See accompanying notes to Condensed Consolidated Financial Statements.

Kewaunee Scientific Corporation
Condensed Consolidated Statements of Comprehensive Earnings
(Unaudited)
($ in thousands)

	Three Months Ended October 31,		Six Months Ended October 31,
	2025	2024	2025	2024
Net earnings	$2,538	$3,015	$5,697	$5,253
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(164)	(76)	(574)	(192)
Other comprehensive loss	(164)	(76)	(574)	(192)
Comprehensive earnings, net of tax	2,374	2,939	5,123	5,061
Less: Comprehensive income attributable to the non-controlling interest	93	7	159	52
Comprehensive earnings attributable to Kewaunee Scientific Corporation	$2,281	$2,932	$4,964	$5,009

See accompanying notes to Condensed Consolidated Financial Statements.

Kewaunee Scientific Corporation
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
($ in thousands, except per share amounts)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Kewaunee Scientific Corporation Stockholders' Equity
Balance at April 30, 2025	$7,353	$5,635	$(3,647)	$58,919	$(3,803)	$64,457
Net earnings attributable to Kewaunee Scientific Corporation	—	—	—	3,093	—	3,093
Other comprehensive loss	—	—	—	—	(410)	(410)
Stock-based compensation	68	(130)	—	—	—	(62)
Balance at July 31, 2025	$7,421	$5,505	$(3,647)	$62,012	$(4,213)	$67,078
Net earnings attributable to Kewaunee Scientific Corporation	—	—	—	2,445	—	2,445
Other comprehensive loss	—	—	—	—	(164)	(164)
Stock-based compensation	2	491	—	—	—	493
Balance at October 31, 2025	$7,423	$5,996	$(3,647)	$64,457	$(4,377)	$69,852

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Kewaunee Scientific Corporation Stockholders' Equity
Balance at April 30, 2024	$7,273	$5,406	$(2,051)	$47,514	$(3,382)	$54,760
Net earnings attributable to Kewaunee Scientific Corporation	—	—	—	2,193	—	2,193
Other comprehensive loss	—	—	—	—	(116)	(116)
Stock-based compensation	80	(894)	—	—	—	(814)
Balance at July 31, 2024	$7,353	$4,512	$(2,051)	$49,707	$(3,498)	$56,023
Net earnings attributable to Kewaunee Scientific Corporation	—	—	—	3,008	—	3,008
Other comprehensive loss	—	—	—	—	(76)	(76)
Stock-based compensation	—	373	—	—	—	373
Balance at October 31, 2024	$7,353	$4,885	$(2,051)	$52,715	$(3,574)	$59,328

See accompanying notes to Condensed Consolidated Financial Statements.

Kewaunee Scientific Corporation
Condensed Consolidated Balance Sheets
($ and shares in thousands, except per share amounts)

	October 31, 2025	April 30, 2025
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$12,594	$14,942
Restricted cash	1,085	2,222
Receivables, less allowance; $492; $530, on each respective date	59,017	62,384
Inventories	35,499	32,849
Prepaid expenses and other current assets	5,445	5,966
Total Current Assets	113,640	118,363
Property, plant and equipment, at cost	74,223	71,983
Accumulated depreciation	(51,068)	(48,809)
Property, plant and equipment, net	23,155	23,174
Right of use assets	11,459	12,965
Deferred income taxes	3,831	3,994
Intangible assets, net	17,063	17,831
Goodwill	12,487	12,487
Other assets	7,440	5,840
Total Assets	$189,075	$194,654

Liabilities and Stockholders' Equity
Current Liabilities:
Short-term borrowings	$1,117	$986
Current portion of financing liability	827	788
Current portion of term loan	2,903	2,903
Current portion of financing lease liabilities	67	96
Current portion of operating lease liabilities	3,381	3,275
Accounts payable	22,660	27,033
Employee compensation and amounts withheld	7,616	9,209
Deferred revenue	4,342	6,073
Other accrued expenses	2,897	3,349
Total Current Liabilities	45,810	53,712
Long-term portion of financing liability	26,205	26,632
Long-term portion of seller notes	22,681	23,537
Long-term portion of term loan	8,960	10,412
Long-term portion of financing lease liabilities	318	149
Long-term portion of operating lease liabilities	7,274	8,797
Accrued pension and deferred compensation costs	4,544	3,708
Deferred income taxes	1,217	1,098
Other non-current liabilities	349	364
Total Liabilities	117,358	128,409
Commitments and Contingencies
Stockholders' Equity:
Common stock, $2.50 par value, Authorized – 5,000 shares; Issued – 2,969 shares; 2,941 shares; – Outstanding – 2,866 shares; 2,839 shares, on each respective date	7,423	7,353
Additional paid-in-capital	5,996	5,635
Retained earnings	64,457	58,919
Accumulated other comprehensive loss	(4,377)	(3,803)
Common stock in treasury, at cost, 103 shares; 103 shares, on each respective date	(3,647)	(3,647)
Total Kewaunee Scientific Corporation Stockholders' Equity	69,852	64,457
Non-controlling interest	1,865	1,788
Total Stockholders' Equity	71,717	66,245
Total Liabilities and Stockholders' Equity	$189,075	$194,654
See accompanying notes to Condensed Consolidated Financial Statements.

Kewaunee Scientific Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)
($ in thousands)

	Six Months Ended October 31,
	2025	2024
Cash flows from operating activities:
Net earnings	$5,697	$5,253
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,129	1,621
Provision for credit losses	(31)	23
Stock-based compensation expense	1,082	691
Deferred income taxes	283	(1,079)
Accrued payment in kind ("PIK") interest	(935)	—
Amortization of deferred financing costs	188	—
Change in assets and liabilities:
Receivables	3,398	3,156
Inventories	(2,650)	2,019
Income tax receivable	(246)	—
Accounts payable and other accrued expenses	(6,433)	(3,907)
Deferred revenue	(1,732)	1,865
Other, net	(224)	(2,000)
Net cash provided by operating activities	1,526	7,642
Cash flows from investing activities:
Capital expenditures	(2,341)	(961)
Net cash used in investing activities	(2,341)	(961)
Cash flows from financing activities:
Dividends paid to non-controlling interest in subsidiaries	—	(161)
Repayments on term loan	(1,500)	—
Proceeds from short-term borrowings	3,356	64,117
Repayments on short-term borrowings	(3,225)	(66,410)
Payments on sale-leaseback financing transaction	(416)	(351)
Proceeds from long-term lease obligations	226	—
Payments on long-term lease obligations	(86)	(81)
Taxes paid related to net share settlement of equity awards	(671)	—
Net cash used in financing activities	(2,316)	(2,886)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(354)	(69)
(Decrease) increase in cash, cash equivalents and restricted cash	(3,485)	3,726
Cash, cash equivalents and restricted cash, beginning of period	17,164	25,938
Cash, cash equivalents and restricted cash, end of period	$13,679	$29,664

See accompanying notes to Condensed Consolidated Financial Statements.

Kewaunee Scientific Corporation
Condensed Consolidated Statements of Cash Flows (Cont'd)
(Unaudited)
($ in thousands)

	Six Months Ended October 31,
	2025	2024
Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$1,940	$914

See accompanying notes to Condensed Consolidated Financial Statements.

Kewaunee Scientific Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)
A. Financial Information
The unaudited interim Condensed Consolidated Financial Statements of Kewaunee Scientific Corporation (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading.
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
B. Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less. During the six months ended October 31, 2025 and twelve months ended April 30, 2025, the Company had cash deposits in excess of FDIC insured limits. The Company has not experienced any losses from such deposits. Restricted cash includes bank deposits of subsidiaries used for performance guarantees against customer orders.
The Company includes restricted cash along with the cash balance for presentation in the Condensed Consolidated Statements of Cash Flows. The reconciliation between the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Cash Flows is as follows (in thousands):

	October 31, 2025	April 30, 2025
Cash and cash equivalents	$12,594	$14,942
Restricted cash	1,085	2,222
Total cash, cash equivalents and restricted cash	$13,679	$17,164

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
The operating results for Nu Aire, which include $19.4 million in revenue and $1.1 million in net earnings for the three months ended October 31, 2025 and $39.1 million in revenue and $1.8 million of net earnings for the six months ended October 31, 2025, are reflected in the accompanying Consolidated Statements of Operations.
The following unaudited supplemental pro forma combined financial information presents the Company's results of operations for the three and six months ended October 31, 2024 as if the acquisition of Nu Aire had occurred on May 1, 2023. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the Company's operating results that may have actually occurred had the acquisition of Nu Aire been completed on May 1, 2023. In addition, the unaudited pro forma financial information does not give effect to any anticipated cost savings, operating efficiencies, or other synergies that may be associated with the Transaction, or any estimated costs that have been or will be incurred by the Company to integrate the assets and operations of Nu Aire.

	Three Months Ended October 31,		Six Months Ended October 31,
($ in thousands, except per share amounts)	2025	2024	2025	2024
	(actual)	(pro forma)	(actual)	(pro forma)
Net sales	$70,096	$66,933	$141,200	$132,381
Net earnings	2,445	2,696	5,538	6,969
Net earnings per share attributable to Kewaunee Scientific Corporation stockholders:
Basic	$0.85	$0.94	$1.94	$2.44
Diluted	$0.82	$0.91	$1.86	$2.35

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
Disaggregated Revenue
A summary of net sales transferred to customers over time and at a point in time for the periods ended October 31, 2025 and October 31, 2024 is as follows (in thousands):

	Three Months Ended
	October 31, 2025			October 31, 2024
	Domestic	International	Total	Domestic	International	Total
Over Time	$32,911	$14,872	$47,783	$35,123	$11,355	$46,478
Point in Time	22,313	—	22,313	1,286	—	1,286
Total	$55,224	$14,872	$70,096	$36,409	$11,355	$47,764

	Six Months Ended
	October 31, 2025			October 31, 2024
	Domestic	International	Total	Domestic	International	Total
Over Time	$65,624	$31,624	$97,248	$69,512	$24,225	$93,737
Point in Time	43,952	—	43,952	2,420	—	2,420
Total	$109,576	$31,624	$141,200	$71,932	$24,225	$96,157

Contract Balances
The closing balances of contract assets included $14,064,000 in accounts receivable at October 31, 2025. The opening balance of contract assets arising from contracts with customers included $12,693,000 in accounts receivable at April 30, 2025. The closing and opening balances of contract liabilities included in deferred revenue arising from contracts with customers were $4,342,000 at October 31, 2025 and $6,073,000 at April 30, 2025. The timing of revenue recognition, billings and cash collections results in accounts receivable, unbilled receivables, and deferred revenue which are disclosed in the Condensed Consolidated Balance Sheets and in the Notes to the Condensed Consolidated Financial Statements. In general, the Company receives payments from customers based on a billing schedule established in its contracts. Unbilled receivables represent amounts earned which have not yet been billed in accordance with contractually stated billing terms and are included in receivables on the Condensed Consolidated Balance Sheets. Receivables are recorded when the right to consideration becomes unconditional and the Company has a right to invoice the customer. Deferred revenue relates to payments received in advance of performance under the contract. Deferred revenue is recognized as revenue as (or when) the Company performs under the contract. Approximately 40% and 100% of the contract liability balances at April 30, 2025 and October 31, 2025, respectively, are expected to be recognized as revenue during the respective succeeding 12 months, with the remaining balance primarily related to international operations, which generally have longer delivery and collection cycles.
E. Inventories
The Company measures inventories using the first-in, first-out method at the lower of cost or net realizable value. Inventories consisted of the following (in thousands):

	October 31, 2025	April 30, 2025
Finished products	$5,921	$5,543
Work in process	6,938	3,784
Raw materials	22,640	23,522
Total	$35,499	$32,849
The Company's International subsidiaries' inventories were $2,556,000 at October 31, 2025 and $2,845,000 at April 30, 2025 and are included in the above table.

F. Fair Value of Financial Instruments
The Company's financial instruments consist primarily of cash and equivalents, mutual funds, a sale-leaseback financing liability, term loans, seller notes, and short-term borrowings. The carrying value of these assets and liabilities approximates their fair value. The following tables summarize the Company's fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of October 31, 2025 and April 30, 2025 (in thousands):

	October 31, 2025
Financial Assets	Level 1	Level 2	Total
Trading securities held in non-qualified compensation plans (1)	$2,488	$—	$2,488
Cash surrender value of life insurance policies (1)	—	1,557	1,557
Total	$2,488	$1,557	$4,045
Financial Liabilities
Non-qualified compensation plans (2)	$—	$4,545	$4,545
Total	$—	$4,545	$4,545

	April 30, 2025
Financial Assets	Level 1	Level 2	Total
Trading securities held in non-qualified compensation plans (1)	$1,861	$—	$1,861
Cash surrender value of life insurance policies (1)	—	1,403	1,403
Total	$1,861	$1,403	$3,264
Financial Liabilities
Non-qualified compensation plans (2)	$—	$3,708	$3,708
Total	$—	$3,708	$3,708
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
G. Goodwill and Other Intangible Assets
In connection with the Nu Aire Acquisition, on November 1, 2024, the Company recorded goodwill of $14.2 million on its Condensed Consolidated Balance Sheet. During the year ended April 30, 2025, the Company recorded a $1.8 million measurement period adjustment to increase inventory as a result of revised capitalized variances related to work-in-progress as of the acquisition date, with a corresponding decrease to Goodwill, net of the tax impact. See Note C, Nu Aire Acquisition for additional information. No impairment losses on goodwill were recorded during the six months ended October 31, 2025. The ending balance of goodwill at October 31, 2025 and April 30, 2025 was approximately $12.5 million.
Also in connection with the Nu Aire Acquisition, the Company recorded other intangible assets on November 1, 2024 of $18.6 million on its Condensed Consolidated Balance Sheet. See Note C, Nu Aire Acquisition for additional information. The gross carrying amount and accumulated amortization of the Company's intangible assets other than goodwill as of October 31, 2025 and April 30, 2025 were as follows:

		October 31, 2025
($ in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	10 years	$9,800	$(980)	$8,820
Trade names and trademarks	indefinite	4,900	—	4,900
Developed technology	7 years	3,900	(557)	3,343
Total		$18,600	$(1,537)	$17,063

		April 30, 2025
($ in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	10 years	$9,800	$(490)	$9,310
Trade names and trademarks	indefinite	4,900	—	4,900
Developed technology	7 years	3,900	(279)	3,621
Total		$18,600	$(769)	$17,831
Expected future amortization expense related to intangible assets, net as of October 31, 2025, excluding trade names and trademarks, are as follows:

($ in thousands)
Remainder of fiscal 2026	$769
2027	1,537
2028	1,537
2029	1,537
2030	1,537
Thereafter	5,246
Total	$12,163

H. Long-term Debt and Other Credit Arrangements
The components of the Company's long-term debt at October 31, 2025 and April 30, 2025, excluding lease, deferred financing costs of $0.7 million and $0.8 million related to the debt at each respective date, and sale-leaseback-related activity, as presented on the Condensed Consolidated Balance Sheet were as follows:

($ in thousands)	October 31, 2025	April 30, 2025
PNC Loan Agreement	$12,250	$13,750
Seller Notes	23,000	23,935
Total long-term debt	$35,250	$37,685

Current portion of long-term debt	$3,000	$3,000
Non-current portion of long-term debt	32,250	34,685
Total long-term debt	$35,250	$37,685
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
For the Revolving Credit Facility, the interest rate will be selected by the Company at each advance from one of two options. Option one is a base rate option. Option 2 is a daily secured overnight financing rate. There is an unused fee of 0.15% to 0.25%, determined by the ratio of senior debt to the Company’s EBITDA, of the unused daily balance of the Revolving Credit Facility. For the Term Loan, the principal will be paid in 60 substantially equal monthly installments over the term of the Loan Agreement. Interest will be paid at the same time and calculated on the outstanding principal balance at an interest rate equal to the rate under Option 2 of the Revolving Credit Facility. The borrowing rate on the Term Loan was 5.78% as of October 31,

2025, as compared to 5.96% as of April 30, 2025. The Company recorded interest expense of $216,000 and $441,000 related to the Term Loan for the three and six months ended October 31, 2025, respectively.
At October 31, 2025 and April 30, 2025, no advances were outstanding under the Revolving Credit Facility. Amounts available under the Revolving Credit Facility were $20.0 million at October 31, 2025 and April 30, 2025.
On December 4, 2025, the Company entered into a First Amendment to its Loan Agreement with PNC. See Note Q, Subsequent Events, for more details.
The Loan Agreement has customary reporting covenants. The principal financial covenants require that (1) the Company maintain on a consolidated basis a ratio of senior funded indebtedness to EBITDA of not more than 2.50 to 1.00 and (2) a fixed charge coverage ratio of at least 1.20 to 1.00. The Loan Agreement also contains covenants prohibiting under certain circumstances (1) the incurrence of certain indebtedness, (2) the granting of security interests by the Company to persons other than PNC, (3) the delivery of guaranties for debts of third parties, and (4) certain transactions not in the ordinary course of business. At October 31, 2025 and April 30, 2025, the Company was in compliance with all of the financial covenants under the Loan Agreement.
Seller Notes
As noted in Note C, Nu Aire Acquisition, $23.0 million of the aggregate purchase price paid in the Nu Aire Acquisition was paid by the issuance of subordinated seller notes (the "Seller Notes") entered into by the Company on November 1, 2024. The Seller Notes will accrue interest at 8% per annum and will mature on November 1, 2027, at which time the outstanding principal amount and all unpaid accrued interest will become due and payable by the Company. The Company accrued $905,000 in PIK interest for the six-month period ended October 31, 2025 and $935,000 for the fiscal year ended April 30, 2025. The Company made a payment of $1,840,000 during the three-month period ended October 31, 2025 for its accrued PIK interest. The Company's PIK interest balance as of October 31, 2025 was zero.
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
On December 4, 2025, the Company completed payment of its Seller Notes. See Note Q, Subsequent Events, for more details.
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
International Subsidiaries Short-Term Borrowings
The Company's International subsidiaries had a balance outstanding of $1,117,000 in short-term borrowings related to overdraft protection and short-term loan arrangements at October 31, 2025. The Company's International subsidiaries had a balance outstanding at April 30, 2025 of $986,000 in short-term borrowings related to overdraft protection and short-term loan arrangements.

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
As of October 31, 2025, the carrying value of the financing liability was $27,032,000, net of $561,000 in debt issuance costs, of which $827,000 was classified as current on the Condensed Consolidated Balance Sheet with $26,205,000 classified as long-term. As of April 30, 2025, the carrying value of the financing liability was $27,420,000, net of $589,000 in debt issuance costs, of which $788,000 was classified as current on the Consolidated Balance Sheet with $26,632,000 classified as long-term. The monthly lease payments are split between a reduction of principal and interest expense using the effective interest rate method. Interest expense associated with the financing arrangement was $306,000 and $315,000 for the three months ended October 31, 2025 and October 31, 2024, respectively. Interest expense associated with the financing arrangement was $614,000 and $632,000 for the six months ended October 31, 2025 and October 31, 2024, respectively.
The Company will continue to depreciate the building down to zero over the 20-year assumed economic life of the property so that at the end of the lease term, the remaining carrying amount of the financing liability will equal the carrying amount of the land of $41,000.
Remaining future cash payments related to the financing liability as of October 31, 2025 are as follows:

($ in thousands)
Remainder of fiscal 2026	$1,006
2027	2,049
2028	2,090
2029	2,132
2030	2,175
Thereafter	29,560
Total Minimum Liability Payments	39,012
Imputed Interest	(11,980)
Total	$27,032

J. Leases
The Company recognizes lease assets and lease liabilities reflecting the rights and obligations created by operating type leases for real estate and equipment in both the U.S. and internationally and financing leases for vehicles and IT equipment in the U.S. At October 31, 2025 and April 30, 2025, right-of-use assets totaled $11,459,000 and $12,965,000, respectively. Operating cash paid to settle lease liabilities was $2,165,000 and $1,334,000 for the six months ended October 31, 2025 and October 31, 2024, respectively. The Company's leases have remaining lease terms of up to 6 years. In addition, some of the leases may include options to extend the leases for up to 5 years or options to terminate the leases within 1 year. Operating lease expense was $1,599,000 and $3,058,000 for the three and six months ended October 31, 2025, inclusive of period cost for short-term leases, not included in lease liabilities, of $474,000 and $893,000. Operating lease expense was $878,000 and $1,760,000 for the three and six months ended October 31, 2024, respectively, inclusive of period cost for short-term leases, not included in lease liabilities, of $202,000 and $426,000.

At October 31, 2025, the weighted average remaining lease term for the capitalized operating leases was 3.6 years and the weighted average discount rate was 6.2%. For the financing leases, the weighted average remaining lease term was 4.9 years and the weighted average discount rate was 7.6%. As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of those lease payments. The Company uses the implicit rate when readily determinable.
Future minimum lease payments under non-cancelable leases as of October 31, 2025 were as follows:

($ in thousands)	Operating	Financing
Remainder of fiscal 2026	$2,068	$47
2027	3,468	94
2028	2,474	94
2029	2,107	94
2030	1,629	94
Thereafter	157	38
Total Minimum Lease Payments	11,903	461
Imputed Interest	(1,248)	(76)
Total	$10,655	$385
K. Stockholders' Equity
Common Stock
The Company is authorized to issue 5,000,000 shares of Common Stock, par value of $2.50 per share. Holders of the Company's Common Stock are entitled to one vote per share. As of October 31, 2025 and April 30, 2025, there were approximately 2,866,000 and 2,839,000 shares, respectively, of Common Stock outstanding. The Company has not declared or paid any dividends with respect to its Common Stock during the three and six months ended October 31, 2025. The declaration and payment of any future dividends is at the discretion of the Board of Directors and will depend upon many factors, including the Company's earnings, capital requirements, investment and growth strategies, financial conditions, the terms of the Company's indebtedness, which contains provisions that could limit the payment of dividends in certain circumstances, and other factors that the Board of Directors may deem to be relevant.
Share Repurchase Program
On August 31, 2023, the Board of Directors of the Company adopted a share repurchase program with authorization to repurchase up to 100,000 shares. There is no expiration date and currently, management has no plans to terminate this program.

On March 12, 2025, the Board of Directors amended the existing share repurchase program to authorize the repurchase of up to an additional 100,000 shares of the Company's common stock (as amended, the "Program"). The Program does not have a specified expiration date and the timing and amount of any repurchase under this Program will be determined by the Company's management at its discretion based upon its ongoing assessment of the capital needs of the business, the market price of the Company's common stock, and general market conditions. The Company did not purchase any shares under its share repurchase program during the three and six months ended October 31, 2025. As of October 31, 2025, the total remaining purchase authorization was 100,603 shares.

L. Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the assumed exercise of outstanding options and the conversion of restricted stock units ("RSUs") under the Company's various stock compensation plans, except when RSUs and options have an antidilutive effect. There were no antidilutive RSUs and options outstanding at October 31, 2025. There were no antidilutive RSUs and options outstanding at October 31, 2024. The following is a reconciliation of basic to diluted weighted average common shares outstanding (in thousands):

	Three Months Ended		Six Months Ended
	October 31, 2025	October 31, 2024	October 31, 2025	October 31, 2024
Basic	2,866	2,872	2,859	2,861
Dilutive effect of stock options and RSUs	124	102	118	110
Weighted average common shares outstanding - diluted	2,990	2,974	2,977	2,971
M. Stock Options and Stock-based Compensation
The Company recognizes compensation costs related to stock options and other stock awards granted by the Company as operating expenses over their vesting period.
In August 2023, the stockholders approved the 2023 Omnibus Incentive Plan ("2023 Plan"), which enables the Company to grant equity-based awards, with potential recipients including directors, consultants, and employees. This plan replaces the 2017 Omnibus Incentive Plan ("2017 Plan"). All outstanding equity granted under the 2017 Plan remain subject to, and will be settled under, the 2017 Plan. At the date of approval of the 2023 Plan, there were 64,633 shares available for new awards under the 2017 Plan, and 168,791 shares available for issuance under equity awards outstanding under the 2017 Plan. These shares that were available for new awards and any shares subject to outstanding awards under the 2017 Plan that subsequently cease to be subject to such awards are available under the 2023 Plan. The 2023 Plan also increased the total number of shares reserved for issuance under the Company's equity compensation plans by 310,000, for a total of 374,633 shares initially reserved for issuance under the 2023 Plan. At October 31, 2025, there were 290,636 shares available for future issuance under the 2023 Plan.
In June 2025, the Company granted 72,728 RSUs under the 2023 Plan. These RSUs include both a service and a performance component, vesting over a three-year period. The recognized expense is based upon the vesting period for service criteria and estimated attainment of the performance criteria at the end of the three-year period, based on the ratio of cumulative days of service to total days over the three-year period. The Company recorded stock-based compensation expense of $454,000 and $885,000 during the three and six months ended October 31, 2025, respectively, with the remaining estimated stock-based compensation expense of $3,290,000 to be recorded over the remaining vesting periods. The Company recorded stock-based compensation expense of $373,000 and $691,000 during the three and six months ended October 31, 2024, respectively. Director's fees paid with shares of common stock in lieu of cash in accordance with Director compensation guidelines were $218,000 for the six months ended October 31, 2025, of which $197,000 was included in stock-based compensation.

N. Income Taxes
Income tax expense of $915,000 and $1,676,000 was recorded for the three and six months ended October 31, 2025, respectively. Income tax expense of $916,000 and $1,108,000 was recorded for the three and six months ended October 31, 2024, respectively. The effective tax rate was 26.5% and 22.7% for the three and six months ended October 31, 2025, respectively. The effective tax rate was 23.3% and 17.4% for the three and six months ended October 31, 2024, respectively. The effective tax rate for the current three-month period reflects the impact of foreign operations which are taxed at different rates than the U.S. tax rate of 21%, combined with expected current year tax expense for the Company's domestic operations. In addition, the income tax expense recorded for the six months ended October 31, 2025 was favorably impacted by a discrete tax benefit of $303,000 resulting from the issuance of stock through the vesting of restricted stock units during the first quarter.
In August 2019, the Company revoked its indefinite reinvestment of foreign unremitted earnings position in compliance with ASC 740 "Income Taxes" and terminated its indefinite reinvestment of unremitted earnings assertion for the Singapore and Kewaunee Labway India Pvt. Ltd. international subsidiaries. The Company has a deferred tax liability of $1,609,000 and $1,507,000 for the withholding tax related to Kewaunee Labway India Pvt. Ltd. as of October 31, 2025 and April 30, 2025, respectively.

On July 4, 2025, the U.S. government enacted Public Law No. 119-21, commonly known as the One Big Beautiful Bill Act ("OBBBA"), which includes a broad range of tax reform provisions affecting businesses, including modifications and extensions of certain Tax Cuts and Jobs Act provisions, domestic research and development cost expensing, extension of 100% bonus depreciation, limitations on interest expense deductions, and adjustments to certain Inflation Reduction Act incentives. Since the OBBBA was enacted on July 4, 2025, its full impact is not reflected in the Company's Condensed Consolidated Financial Statements for the six months ended October 31, 2025. The Company is evaluating the provisions to assess potential effects on its effective tax rate, deferred tax assets and liabilities, and future cash tax obligations. The Company will recognize any required adjustments once the analysis is complete and impacts can be reasonably quantified.
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

The following tables provide financial information by business segment and unallocated corporate expenses for the periods ended October 31, 2025 and 2024 (in thousands):

	Domestic Operations	International Operations	Corporate / Eliminations	Total
Three Months Ended October 31, 2025
Revenues from external customers	$55,224	$14,872	$—	$70,096
Intersegment revenues	321	652	(973)	—
Depreciation and amortization	1,459	99	22	1,580
Interest expense	311	10	740	1,061
Earnings (loss) before income taxes	4,944	1,024	(2,515)	3,453
Income tax expense (benefit)	1,347	290	(722)	915
Net earnings attributable to non-controlling interest	—	93	—	93
Net earnings (loss) attributable to Kewaunee Scientific Corporation	3,597	641	(1,793)	2,445
Segment assets	150,029	39,046	—	189,075
Expenditures for segment assets	1,529	41	—	1,570
Revenues (excluding intersegment) from customers in foreign countries	2,720	14,872	—	17,592

Three Months Ended October 31, 2024
Revenues from external customers	$36,409	$11,355	$—	$47,764
Intersegment revenues	157	474	(631)	—
Depreciation and amortization	660	103	43	806
Interest expense	413	19	10	442
Earnings (loss) before income taxes	5,765	610	(2,444)	3,931
Income tax expense (benefit)	1,241	247	(572)	916
Net earnings attributable to non-controlling interest	—	7	—	7
Net earnings (loss) attributable to Kewaunee Scientific Corporation	4,524	356	(1,872)	3,008
Segment assets	93,551	40,927	—	134,478
Expenditures for segment assets	640	43	—	683
Revenues (excluding intersegment) from customers in foreign countries	439	11,355	—	11,794

	Domestic Operations	International Operations	Corporate / Eliminations	Total
Six Months Ended October 31, 2025
Revenues from external customers	$109,576	$31,624	$—	$141,200
Intersegment revenues	406	1,691	(2,097)	—
Depreciation and amortization	2,887	195	47	3,129
Interest expense	624	23	1,472	2,119
Earnings (loss) before income taxes	10,779	2,167	(5,573)	7,373
Income tax expense (benefit)	2,460	724	(1,508)	1,676
Net earnings attributable to non-controlling interest	—	159	—	159
Net earnings (loss) attributable to Kewaunee Scientific Corporation	8,319	1,284	(4,065)	5,538
Segment assets	150,029	39,046	—	189,075
Expenditures for segment assets	2,200	141	—	2,341
Revenues (excluding intersegment) from customers in foreign countries	5,487	31,624	—	37,111

Six Months Ended October 31, 2024
Revenues from external customers	$71,932	$24,225	$—	$96,157
Intersegment revenues	270	1,822	(2,092)	—
Depreciation and amortization	1,322	210	89	1,621
Interest expense	854	40	20	914
Earnings (loss) before income taxes	9,400	1,397	(4,436)	6,361
Income tax expense (benefit)	2,005	526	(1,423)	1,108
Net earnings attributable to non-controlling interest	—	52	—	52
Net earnings (loss) attributable to Kewaunee Scientific Corporation	7,395	819	(3,013)	5,201
Segment assets	93,551	40,927	—	134,478
Expenditures for segment assets	836	125	—	961
Revenues (excluding intersegment) from customers in foreign countries	964	24,225	—	25,189
P. New Accounting Standards
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740) - Improvements for Income Tax Disclosures," which requires public business entities to, on an annual basis, (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. This ASU also provides for additional disclosure requirements to provide clarity for investors related to income tax disclosures. This guidance is effective for annual periods beginning after December 15, 2024. The Company will adopt this standard for its annual reporting in fiscal year 2026. The Company is evaluating the full extent of the potential impact of the adoption of this standard but does not expect the adoption of this standard to have a significant impact on the Company's consolidated financial position or results of operations.
In November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)," which requires public business entities to provide disclosure of additional information about certain identified costs and expenses on both an interim and annual basis. In January 2025, the FASB issued ASU 2025-01, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40); Clarifying the Effective Date," which provided clarification regarding the effective dates of annual and interim disclosure requirements presented in ASU 2024-03. Upon consideration of the clarification in 2025-01, the guidance in ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning within annual reporting periods beginning after December 15, 2027. The Company will adopt this standard in fiscal year 2028 for annual disclosures and fiscal year 2029 for interim disclosures. The Company is evaluating the full extent of the potential impact of the adoption of this standard but does not expect the adoption of this standard to have a significant impact on the Company's consolidated financial position or results of operations.

Q. Subsequent Events
First Amendment to Loan Agreement
On December 4, 2025, the Company entered into a First Amendment to Loan Agreement ("First Amendment") with PNC Bank, National Association ("PNC"). The First Amendment amends the Loan Agreement, dated as of November 1, 2024 (the "Loan Agreement"), between the Company and PNC to, among other things, (i) permit the Company to repay in full the outstanding principal balances of the subordinated seller notes issued by the Company in connection with its acquisition of Nu Aire, Inc. ("Nu Aire") in November 2024 (collectively, the "Seller Notes"), together with all accrued but unpaid interest thereon (the "Seller Note Repayment"), (ii) provide for an additional $10.0 million term loan the proceeds of which are to be used by the Company to partially fund the Seller Note Repayment, and (iii) permit the Company to draw and use available funds under the revolving line of credit established by the Loan Agreement to partially fund the Seller Note Repayment.
Repayment of Seller Notes
On December 4, 2025, the Company completed the Seller Note Repayment. the Seller Notes were entered into on November 1, 2024 by and between the Company and each of the sellers (collectively, the "Sellers") in connection with the Company's acquisition of Nu Aire from the Sellers. The Seller Notes had an original outstanding principal balance of $23.0 million and accrued interest at 8% per annum. The Seller Notes were scheduled to mature on November 1, 2027. Pursuant to the terms of the Seller Notes, the Seller Notes could be prepaid, in full or in part, at any time without prepayment penalty, premium, or other fee. Upon completion of the Seller Note Repayment, all obligations, covenants, debts and liabilities of the Company under the Seller Notes were satisfied and discharged in full, and the Seller Notes and all other documents entered into in connection with the Seller Notes were terminated.
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The Company's 2025 Annual Report to Stockholders on Form 10-K contains management's discussion and analysis of the Company's financial condition and results of operations as of and for the fiscal year ended April 30, 2025. The following discussion and analysis describes material changes in the Company's financial condition since April 30, 2025. The analysis of results of operations compares the three and six months ended October 31, 2025 with the comparable period of the prior year.
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

Results of Operations
Sales for the quarter were $70,096,000, an increase from sales of $47,764,000 in the comparable period of the prior year. Domestic sales for the quarter were $55,224,000, up 51.7% when compared to sales of $36,409,000 in the comparable period of the prior year. Domestic sales increased when compared to the prior year primarily due to the acquisition of Nu Aire, as discussed above, which closed on November 1, 2024 and was not part of the prior year comparable results. International sales for the quarter were $14,872,000, up 31.0% when compared to sales of $11,355,000 in the comparable period of the prior year. International sales increased when compared to the prior year period due to the continued delivery of large projects booked in prior periods, a trend that continues from the Company's first quarter fiscal year 2026 results.
Sales for the six months ended October 31, 2025 were $141,200,000, an increase from sales of $96,157,000 in the comparable period of the prior year. Domestic sales for the period were $109,576,000, up 52.3% from sales of $71,932,000 in the comparable period of the prior year. The increase in Domestic sales was due to the acquisition of Nu Aire, as discussed above, which was not part of the prior year comparable results. International sales for the period were $31,624,000, up 30.5% from sales of $24,225,000 in the comparable period of the prior year. The increase in International sales was primarily driven by the continued delivery of large projects booked in prior periods, as noted above.
The Company's order backlog was $192.9 million at October 31, 2025, as compared to $184.4 million at October 31, 2024, and $214.6 million at April 30, 2025.
The gross profit margin for the three months ended October 31, 2025 was 28.1% of sales, as compared to 29.2% of sales in the comparable quarter of the prior year. The gross profit margin for the six months ended October 31, 2025 was 28.8% of sales, as compared to 27.5% of sales in the comparable period of the prior year. The change in gross profit margin percentage for the three and six months ended October 31, 2025 was primarily driven by the acquisition of Nu Aire on November 1, 2024. Additionally, domestic segment profitability in the three months ended October 31, 2025 was also impacted by lower manufacturing volumes and reduced productivity across the laboratory construction portion of the business, offset by strength in the end-user containment portion of the business.
Operating expenses for the three months ended October 31, 2025 were $15,613,000, or 22.3% of sales, as compared to $9,518,000, or 19.9% of sales, in the comparable period of the prior year. Operating expenses for the six months ended October 31, 2025 were $31,733,000, or 22.5% of sales, as compared to $19,431,000, or 20.2% of sales, in the comparable period of the prior year. The increase in operating expenses for the three months ended October 31, 2025 was primarily due to the acquisition of Nu Aire. The increase in operating expenses was also impacted by increases in SG&A wages, benefits, incentive and stock-based compensation of $699,000 and international operating expenses of $397,000, partially offset by decreases in consulting and professional fees of $624,000. The increase in operating expenses for the six months ended October 31, 2025 was primarily due to the acquisition of Nu Aire. The increase in operating expenses was also impacted by increases in SG&A wages, benefits, incentive and stock-based compensation of $881,000 and international operating expenses of $789,000, partially offset by decreases in consulting and professional fees of $655,000.
Interest expense was $1,061,000 and $2,119,000 for the three and six months ended October 31, 2025, respectively, as compared to $442,000 and $914,000 for the comparable periods of the prior year. The changes in interest expense were due to changes in the levels of bank and other borrowings and interest rates.
Income tax expense of $915,000 and $916,000 were recorded for the three months ended October 31, 2025 and 2024, respectively. Income tax expense of $1,676,000 and $1,108,000 were recorded for the six months ended October 31, 2025 and 2024, respectively. The effective income tax rate for the three and six months ended October 31, 2025 was 26.5% and 22.7%, respectively, as compared to 23.3% and 17.4% for the three and six months ended October 31, 2024, respectively. The effective tax rate for the current three and six month periods reflects the impact of foreign operations which are taxed at different rates than the U.S. tax rate of 21%, combined with expected current year tax expense for the Company's domestic operations. In addition, the income tax expense recorded for the three months ended July 31, 2025 was favorably impacted by a discrete tax benefit of $303,000 resulting from the issuance of stock through the vesting of restricted stock units during the first quarter. On July 4, 2025, the U.S. government enacted Public Law No. 119-21, commonly known as the One Big Beautiful Bill Act ("OBBBA"), which includes a broad range of tax reform provisions affecting businesses. Since OBBBA was enacted on July 4, 2025, its full impact is not reflected in the Company's Condensed Consolidated Financial Statements for the three months ended July 31, 2025. The Company is evaluating the provisions to assess potential effects on its effective tax rate, deferred tax assets and liabilities, and future cash tax obligations. See Note N, Income Taxes, of the Notes to Condensed Consolidated Financial Statements for additional information.
Non-controlling interests related to the Company's subsidiaries not 100% owned by the Company decreased net earnings by $93,000 and $159,000 for the three and six months ended October 31, 2025, respectively, as compared to $7,000 and $52,000, respectively, for the comparable period of the prior year. The change in the net earnings attributable to the non-controlling interest in the current period was due to changes in earnings (losses) of the subsidiaries in the related period.
Net earnings was $2,445,000, or $0.82 per diluted share, for the three months ended October 31, 2025, compared to net earnings of $3,008,000, or $1.01 per diluted share, in the prior year period. Net earnings was $5,538,000, or $1.86 per diluted share, for the six months ended October 31, 2025, compared to net earnings of $5,201,000, or $1.75 per diluted share, in the prior year period.
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
The Company had working capital of $67,830,000 at October 31, 2025, compared to $64,651,000 at April 30, 2025. The ratio of current assets to current liabilities was 2.5-to-1.0 at October 31, 2025, compared to 2.2-to-1.0 at April 30, 2025.
The Company's operating activities provided cash of $1,526,000 during the six months ended October 31, 2025. Net cash provided by operating activities was primarily driven by operations and decreases in receivables of $3.4 million, partially offset by increases in inventories of $2.7 million, decreases in accounts payable and other accrued expenses of $6.4 million, and decreases in deferred revenue of $1.7 million. During the six months ended October 31, 2025, the Company used net cash of $2,341,000 in investing activities related to capital expenditures. The Company's financing activities used net cash of $2,316,000 during the six months ended October 31, 2025, primarily related to the servicing of the Company's long-term debt arrangements and the payment of employee taxes withheld for stock-based compensation. See Note H, Long-term Debt and Other Credit Arrangements, for more details. On December 4, 2025, the Company entered into a First Amendment to Loan Agreement with PNC and completed the Seller Note Repayment. See Note Q, Subsequent Events, for more details.
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
Kewaunee's second quarter results for fiscal year 2026 align with the expectations previously communicated regarding volatility in project delivery timelines. However, the Company's quoting and booking activity remain strong, which is reflected in the Company's backlog, which remains near record levels.
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
Item 4.    Controls and Procedures
(a) Evaluation of disclosure controls and procedures
An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 31, 2025. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that, as of October 31, 2025, the Company's disclosure controls and procedures were adequate and effective and designed to ensure that all material information required to be filed in this quarterly report is made known to them by others within the Company and its subsidiaries.
(b) Changes in internal controls
In November 2024, the Company completed the acquisition of Nu Aire. The Company is in the process of integrating Nu Aire into its systems and control environment as of October 31, 2025. The Company believes it has taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during this integration. Other than the impact of this business acquisition, there were no significant changes in the Company's internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities
The Company's share repurchase program was adopted on August 31, 2023. This program was subsequently amended on March 12, 2025 to authorize the repurchase of up to an additional 100,000 shares of the Company's common stock. The Company did not purchase any shares under its share repurchase program during the three and six months ended October 31, 2025. The share repurchase program had remaining authorization of 100,603 shares as of October 31, 2025.

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
During the six months ended October 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed the Company of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K).

Item 6.    Exhibits

10.1
First Amendment to Loan Agreement, dated December 4, 2025, by and between Kewaunee Scientific Corporation and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 on the registrant's Current Report on Form 8-K filed on December 4, 2025).

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

KEWAUNEE SCIENTIFIC CORPORATION (Registrant)

Date: December 12, 2025	By	/s/ Donald T. Gardner III
Donald T. Gardner III
(As duly authorized officer and Vice President, Finance and Chief Financial Officer)