Form 10-K
period 2026-04-30
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2026-06-26
CIK 55529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-K
__________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of shares of voting stock held by non-affiliates of the registrant was approximately $70,127,916 based on the last reported sale price of the registrant's Common Stock on October 31, 2025, the last business day of the registrant's most recently completed second fiscal quarter. Only shares beneficially owned by directors and executive officers of the registrant (excluding shares subject to options), each person owning more than 5% of the outstanding Common Stock of the registrant, and certain other persons or entities that, based on qualitative considerations, may be deemed to control or significantly influence the management or policies of the registrant were excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of June 24, 2026, the registrant had outstanding 2,870,410 shares of Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE: Those portions of the Company's proxy statement for use in connection with Kewaunee Scientific Corporation's annual meeting of stockholders to be held on August 26, 2026, indicated in this report are incorporated by reference into Part III hereof.

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
Item 1. Business
GENERAL
Kewaunee Scientific Corporation (the "Company") was founded in 1906, incorporated in Michigan in 1941, became publicly-held in 1968, and was reincorporated in Delaware in 1970. Our principal business is the design, manufacture, and installation of laboratory, healthcare, and technical furniture and infrastructure products. Our products include steel and wood casework, fume hoods, adaptable modular systems, moveable workstations, stand-alone benches, biological safety cabinets, and epoxy resin work surfaces and sinks. Our acquisition of Nu Aire, Inc., ("Nu Aire"), completed in November 2024, complements the Company's portfolio through Nu Aire's biological safety cabinets, CO2 incubators, ultralow freezers, and other essential laboratory products. Nu Aire is renowned for its manufacturing of biological safety cabinets, airflow products, CO2 incubators, ultralow freezers, animal handling equipment, pharmacy compounding isolators, and related parts and accessories. Their products serve a diverse range of industries, including life sciences, healthcare, pharmacy, education, food and beverage, and industrial sectors.
The acquisition of Nu Aire presented a unique opportunity for the Company to combine its robust capabilities with a recognized market leader whose product portfolio and well-developed channel strategy complement the Company's offerings. The acquisition also expanded the Company's capabilities, allowing the combined organization to better meet the diverse needs of end-users in laboratory furnishings. Additionally, Nu Aire has established distribution partners in regions where the Company did not previously have a presence, accelerating the Company's vision of becoming the market leader in the design and manufacturing of laboratory furniture and technical products essential for outfitting laboratories.
See Note 4, Nu Aire Acquisition, of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for information concerning the nature and terms of the acquisition.
Our international subsidiaries, as identified in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, provide products and services, including facility design, detailed engineering construction, and project management from the planning stage through testing and commissioning of laboratories.
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
Our business is not generally cyclical, although domestic sales are sometimes lower during our third quarter because of slower construction activity in certain areas of the country during the winter months. Sales for two of the Company's domestic dealers and our national stocking distributor represented, in the aggregate, approximately 34% and 41% of the Company's sales in fiscal years 2026 and 2025, respectively. Loss of all or part of our sales to a large customer would have a material effect on our financial operations.
Our order backlog at April 30, 2026 was $165.9 million, as compared to $214.6 million at April 30, 2025. Based on scheduled shipment dates and past experience, we estimate that not less than 90% of our order backlog at April 30, 2026 will be shipped during fiscal year 2027. However, it may be expected that delays in shipments will occur because of customer rescheduling or delay in completion of projects which involve the installation of our products.
SEGMENT INFORMATION
Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker ("CODM"), or decision-making group, in deciding how to allocate resources and in assessing performance. The Company's Chief Executive Officer ("CEO") is the Company's CODM. In accordance with ASC 280, Segment Reporting, the Company determined that the CODM assesses the Company's operations and manages its businesses in two segments: Lab Products Group ("LPG") and International. The Lab Products Group segment consists of the Company's operations based out of Statesville, North Carolina and Kewaunee's subsidiary, Nu Aire, Inc., based out of Plymouth, Minnesota. The International segment consists of the foreign subsidiaries identified in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
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
RESEARCH AND EXPERIMENTATION EXPENDITURES
The amount spent and expensed by us during the fiscal year ended April 30, 2026 on research and experimentation expenditures activities related to new or redesigned products was $898,000. The amount spent for similar purposes in the fiscal year ended April 30, 2025 was $919,000.

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
At April 30, 2026, the Company had 755 domestic employees and 476 international employees. Our people are critical for our continued success, so we work hard to create an environment where employees can have fulfilling careers, and be happy, healthy, and productive. We offer competitive benefits, an award-winning Well Living program, and other resources to take care of the diverse needs of our employees and their families. These include opportunities for career growth and development, resources to support their financial health, and access to excellent healthcare choices and resources, including a recently expanded onsite wellness center and separate gym facility at Kewaunee's Statesville, NC headquarters, as well as regular access to onsite specialists. Our competitive compensation programs help us attract and retain top candidates. We will continue to invest in recruiting talented people to technical and non-technical roles, and celebrate their contributions with comprehensive rewards and recognition.
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
We have substantial sales to three of our domestic channel partners. The combined sales to two dealers and our national stocking distributor accounted for approximately 34% of our sales in fiscal year 2026. Loss of all or a part of our sales to a large channel partner would have a material effect on our revenues and profits until an alternative channel partner could be developed.
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
Further, there can be no guarantee that acquired intangible assets, particularly in-process research and development, will generate revenues or profits that we include in our forecast that is the basis for their fair value as of the acquisition date. Any such impairment charges relating to goodwill or other intangible assets could have a material impact on our operating results in future periods, and the announcement of a material impairment could have a material adverse effect on the trading price and trading volume of our common stock.

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
During fiscal year 2026, 28% of our revenues were derived from sales outside of the United States. A key element of our growth strategy is to expand our worldwide customer base and our international operations. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic and political risks that are different from those in the United States. We cannot assure you that our expansion efforts into other international markets will be successful. Our experience in the United States and other international markets in which we already have a presence may not be relevant to our ability to expand in other emerging markets. Our international expansion efforts may not be successful in creating further demand for our products outside of the United States or in effectively selling our products in the international markets we enter.
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
The financial markets in the United States, Europe, and Asia have in the past been, and may in the future be, volatile. The tightening of credit in financial markets, worsening of economic conditions, a prolonged global, national or regional economic recession or other similar events could have a material adverse effect on the demand for our products and on our sales, pricing, and profitability. We are unable to predict the likely occurrence or duration of these adverse economic conditions and the impact these events may have on our operations and the end users who purchase our products.
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
Risks Related to Cybersecurity
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
Our use of new and evolving technologies, such as artificial intelligence (“AI”), could adversely impact our business and financial results.
We, and certain of our third-party service providers, utilize artificial intelligence-enabled software tools to support limited business functions, including administrative and analytical processes. The use of these technologies may increase risks related to inaccurate outputs, cybersecurity threats, protection of proprietary or confidential information, data privacy, intellectual property rights, and evolving regulatory requirements. In addition, certain vendors and software providers integrated into our operations may incorporate artificial intelligence technologies into their products and services without our direct control or visibility. Failures, security incidents, regulatory noncompliance, or inaccuracies associated with the use of artificial intelligence technologies by us or our third-party providers could disrupt operations, expose confidential information, result in legal or reputational harm, or otherwise adversely affect our business.
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
We cannot predict the extent to which the U.S. or other countries will impose quotas, duties, tariffs, taxes or other similar restrictions upon the import or export of our products or raw materials in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business. Changes in U.S. trade policy could result in one or more foreign governments adopting responsive trade policies making it more difficult or costly for us to import our products or raw materials from those countries. Tariffs already imposed, or that may be imposed in the future, by the U.S. or any retaliatory actions taken by affected foreign governments, could require us to increase prices to our customers which may reduce demand, or, if we are unable to increase prices, result in lowering our margin on products sold. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the U.S. economy, which in turn could have a material adverse effect on our business, financial condition and results of operations.
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
The sweeping nature of pandemics makes it extremely difficult to predict how and to what extent our business, operations, and financial results could be affected by a future occurrence of this type of event. Our workforce, and the workforce of our vendors, service providers, and counterparties, could be affected by a pandemic, which could result in an adverse impact on our ability to conduct business. No assurance can be given that the actions we take to protect our Associates and our operations will be sufficient, nor can we predict the level of disruption that could occur to our employees' ability to provide customer support and service. New processes, procedures, and controls may be required to respond to any changes in our business environment. Further, should any key employees become ill during the course of a future health event and be unable to work, our ability to operate our internal controls may be adversely impacted.
Additional factors related to major public health issues that could have material and adverse effects on our ability to successfully operate include, but are not limited to, the effectiveness of any governmental and non-governmental organizations in combating the spread and severity, including any legal and regulatory responses, a general decline in business activity, especially as it relates to our customers' expansion or consolidation activities, the destabilization or disruption of global financial markets, which could negatively impact our customer growth and access to capital, along with our customers' ability to make payments for their purchase orders, and deterioration in credit and financing conditions, which could affect our access to capital necessary to fund business operations or current investment and growth strategies.
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
The Company's Senior Vice President of Information Technology and Engineering leads the overall cybersecurity strategy and risk management program. This includes overseeing risk assessments, developing security policies and procedures, and managing the IT security team. See Item 10, Directors, Executive Officers and Corporate Governance, for more detail on his education and experience. Senior executives, including the Company's CEO and CFO, integrate cybersecurity risks into the overall business strategy and financial planning.

Item 2. Properties
We lease and operate three adjacent manufacturing facilities in Statesville, North Carolina. These facilities also house our corporate offices, as well as sales and marketing, administration, engineering and drafting personnel. On March 24, 2022, we entered into a Sale-Leaseback Arrangement (defined below), pursuant to which we sold, and now lease, our manufacturing and office facilities in Statesville, North Carolina. See Note 7, Sale-Leaseback Financing Transaction, of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for information concerning the Sale-Leaseback Arrangement. In addition, we lease our primary distribution facility and other warehouse facilities in Statesville, North Carolina and an office facility in Charlotte, North Carolina. We also lease office, manufacturing, and warehouse space in Long Lake, Plymouth, and Crystal, Minnesota. In Bangalore, India, we lease and operate a manufacturing facility. International sales and administrative offices are located in Spain, Singapore, India, and Saudi Arabia. We believe our facilities are suitable for their respective uses and are adequate for our current needs.
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
As of June 24, 2026, there were 82 stockholders of record. The declaration and payment of any future dividends is at the discretion of the Board of Directors and will depend upon many factors, including the Company's earnings, capital requirements, investment and growth strategies, financial conditions, the terms of the Company's indebtedness, which contains provisions that could limit the payment of dividends in certain circumstances, and other factors that the Board of Directors may deem to be relevant.
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
Kewaunee Scientific Corporation is a recognized leader in the design, manufacture and installation of laboratory, healthcare and technical furniture and infrastructure products. The Company's corporate headquarters are located in Statesville, North Carolina. Sales offices are located in the United States, Spain, India, Saudi Arabia, and Singapore. Three manufacturing facilities are located in Statesville and one facility is located in Plymouth, Minnesota, with additional manufacturing capabilities in Long Lake, Minnesota, serving the domestic and international markets, and one manufacturing facility is located in Bangalore, India serving the local, Asian, and African markets. Kewaunee Scientific Corporation's website is located at www.kewaunee.com. The reference to our website does not constitute incorporation by reference of any information contained at that site.
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
In November 2024, the Company completed an acquisition of Nu Aire (the "Transaction"). The Company purchased all of the outstanding capital stock of Nu Aire for $55.0 million, subject to certain customary adjustments for debt, cash, transaction expenses, and net working capital. $23.0 million of the purchase price payable at closing of the Transaction was funded pursuant to subordinated seller notes. The remaining purchase price payable at closing of the Transaction was paid in cash, which cash was funded, in part, through a $20.0 million committed senior secured revolving line of credit facility (the "Revolving Credit Facility") and a $15.0 million term loan (the "Term Loan") provided by PNC Bank, National Association.
Nu Aire is renowned for its manufacturing of biological safety cabinets, airflow products, CO2 incubators, ultralow freezers, animal handling equipment, pharmacy compounding isolators, and related parts and accessories. Their products serve a diverse range of industries, including life sciences, healthcare, pharmacy, education, food and beverage, and industrial sectors.
The acquisition of Nu Aire presented a unique opportunity for the Company to combine its robust capabilities with a recognized market leader whose product portfolio and well-developed channel strategy complement the Company's offerings. This acquisition expanded the Company's capabilities, allowing the combined organization to better meet the diverse needs of end-users in laboratory furnishings. Additionally, Nu Aire has established distribution partners in regions where the Company did not previously have a presence. This move accelerates the Company's vision of becoming the market leader in the design and manufacturing of laboratory furniture and technical products essential for outfitting laboratories.
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
RESULTS OF OPERATIONS
Sales for fiscal year 2026 were $282.0 million, an increase compared to fiscal year 2025 sales of $240.5 million. LPG Segment sales for fiscal year 2026 were $214.9 million, an increase of 19.8% compared to fiscal year 2025 sales of $179.4 million. The increase in LPG sales was predominantly related to the acquisition of Nu Aire on November 1, 2024. International Segment sales for fiscal year 2026 were $67.1 million, an increase of 9.9% from fiscal year 2025 sales of $61.1 million. International sales increased when compared to the prior year period primarily due to the delivery of projects in India that had experienced customer site delays in the prior year.
Our order backlog was $165.9 million at April 30, 2026, as compared to $214.6 million at April 30, 2025. LPG order backlog was $118.8 million on April 30, 2026, as compared to $123.9 million on April 30, 2025. International order backlog was $47.1 million on April 30, 2026, as compared to $90.7 million on April 30, 2025.
Gross profit represented 28.5% and 28.6% of sales in fiscal years 2026 and 2025, respectively. Gross profit margin remained relatively consistent with the prior year, reflecting offsetting changes in margin performance across our LPG and International operations.
Operating expenses were $63.7 million and $51.1 million in fiscal years 2026 and 2025, respectively, and 22.6% and 21.2% of sales, respectively. The increase in operating expenses in fiscal year 2026 as compared to fiscal year 2025 was largely attributable to our acquisition of Nu Aire. Other significant factors were increases in SG&A wages of $1,034,000, increases to bad debt expenses of $275,000, increases to corporate governance costs of $229,000, offset by decreases in consulting and professional fees of $522,000. The increases in corporate governance costs for the year were primarily attributed to costs associated with Sarbanes-Oxley 404(b) compliance readiness.
Other income, net was $880,000 and $240,000 in fiscal years 2026 and 2025, respectively. Other income, net increased year over year as a result of the acceleration of deferred financing costs related to the payoff of the secured revolving line of credit initially up to $15.0 million (the "Mid Cap Revolving Credit Facility") and fixed asset disposal activity incurred in fiscal year 2025, partially offset by lower interest income earned on domestic cash balances during fiscal year 2026.
Interest expense was $3,862,000 and $3,214,000 in fiscal years 2026 and 2025, respectively. The increase in interest expense for fiscal year 2026 was attributable to a full year of interest on the borrowings incurred in connection with the Nu Aire acquisition, which closed on November 1, 2024, compared to a partial-year impact in fiscal year 2025. This was partially offset by a decrease in interest expense related to debt repayments made during fiscal year 2026.
Income tax expense was $3.3 million for fiscal year 2026, or 23.8% of pretax earnings, as compared to $3.2 million for fiscal year 2025, or 21.7% of pretax earnings. The increase in the effective tax rate was primarily attributable to higher state and local income taxes and an increase in deferred taxes on unremitted foreign earnings. These unfavorable impacts were partially offset by lower nondeductible expenses, increased tax credits, and other tax items. At April 30, 2026, the Company has an LPG-related valuation allowance of $637,000 associated with certain federal tax credits, compared to $808,000 at April 30, 2025. The decrease was primarily attributable to the write-off of state tax credits that were fully reserved through a valuation allowance. See Note 8, Income Taxes for additional information.
Net earnings attributable to the non-controlling interest related to our subsidiaries that are not 100% owned by the Company were $847,000 and $178,000 for fiscal years 2026 and 2025, respectively. The changes in the net earnings attributable to the non-controlling interest for each year were due to changes in the levels of net income of the subsidiaries.

Net earnings were $9,618,000, or $3.22 per diluted share, as compared to $11,405,000, or $3.83 per diluted share, for fiscal years ended April 30, 2026 and April 30, 2025, respectively. The decrease in net earnings was attributable to the factors discussed above.
LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of liquidity have historically been funds generated from operating activities, supplemented as needed by borrowings under our previous Mid Cap Revolving Credit Facility. The Company terminated the Mid Cap Revolving Credit Facility on September 30, 2024. In conjunction with the Nu Aire Acquisition (see Note 4, Nu Aire Acquisition for additional details), the Company entered into the Revolving Credit Facility with PNC, which is available on an ongoing basis to supplement our sources of liquidity as needed. Additionally, certain machinery and equipment are financed by non-cancelable operating and financing leases. We believe that these sources of funds will be sufficient to support ongoing business requirements, including capital expenditures, through fiscal year 2027.
At April 30, 2026, we had no advances outstanding under our $20.0 million Revolving Credit Facility with PNC. See Note 6, Long-term Debt and Other Credit Arrangements, of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report for additional information concerning our credit facility. In fiscal year 2022, we executed a Sale-Leaseback financing transaction with respect to our manufacturing and corporate facilities in Statesville, North Carolina to provide additional liquidity. See Note 7, Sale-Leaseback Financing Transaction for more information. We did not have any off balance sheet arrangements at April 30, 2026 or 2025.
The following table summarizes the cash payment obligations for our lease and financing arrangements as of April 30, 2026:
PAYMENTS DUE BY PERIOD
($ in thousands)

Contractual Cash Obligations	Total	1 Year	2-3 Years	4-5 Years	After 5 years
Operating Lease Obligations	$11,072	$4,259	$5,012	$1,758	$43
Financing Lease Obligations	414	94	188	132	—
Sale-Leaseback Financing Transaction	38,007	2,049	4,222	4,393	27,343
Term Loans	20,083	5,000	10,000	5,083	—
Total Contractual Cash Obligations	$69,576	$11,402	$19,422	$11,366	$27,386
The Company's operating activities provided cash of $18,633,000 in fiscal year 2026. Net cash provided by operating activities was primarily from operations and decreases in inventories of $2,316,000, decreases in receivables of $3,303,000, and the change in other, net of $1,255,000, partially offset by decreases in deferred revenue of $1,921,000 and decreases in accounts payable and accrued expenses of $5,147,000. Operating activities provided cash of $14,783,000 in fiscal year 2025. Excluding the impacts of the Nu Aire acquisition, this was primarily driven by operations and decreases in inventories of $3,351,000, increases in deferred revenue of $765,000, increases in accounts payable and accrued expenses of $583,000, and the change in other, net of $20,000, partially offset by increases in receivables of $6,738,000.
The Company's financing activities used cash of $19,326,000 during fiscal year 2026, primarily related to the completion of the Company's Seller Note Repayment, the servicing of the Company's long-term debt arrangements, and the payment of employee taxes withheld for stock-based compensation, partially offset by the entrance into the First Amendment to Loan Agreement with PNC. See Note 6, Long-term Debt and Other Credit Arrangements, for additional information regarding this Amendment and the Seller Note Repayment. The Company's financing activities provided cash of $7,411,000 during fiscal year 2025, primarily related to the issuance of a new term loan from PNC bank in connection with the acquisition of Nu Aire, partially offset by the termination of the Company's Mid Cap Revolving Credit Facility on September 30, 2024 and the purchase of shares under the Company's share repurchase program.
The Company's investing activities used cash of $3,937,000 in fiscal year 2026, all of which was related to capital expenditures. The Company's investing activities used cash of $30,901,000 in fiscal year 2025, of which $28,735,000 related to the acquisition of Nu Aire, net of cash acquired and $2,166,000 was used for capital expenditures. Capital expenditures in fiscal year 2026 were funded primarily by operations and from financing activities. Fiscal year 2027 capital expenditures are anticipated to be approximately $6.0 million. The fiscal year 2027 expenditures are expected to be funded primarily by operating activities, supplemented as needed by borrowings under our revolving credit facility.
The majority of the April 30, 2026 accounts receivable balances are expected to be collected during the first quarter of fiscal year 2027, with the exception of retention amounts on fixed-price contracts which are collected when the entire construction project is completed and all retention funds are paid by the owner.

Working capital was $57.0 million at April 30, 2026, down from $64.7 million at April 30, 2025, and the ratio of current assets to current liabilities was 2.2-to-1.0 at April 30, 2026, unchanged from a ratio of 2.2-to-1.0 at April 30, 2025.
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
Kewaunee's fiscal year 2026 results highlight the meaningful progress the Company has made on its strategic priorities, particularly in light of the challenging operating environment in which these results were delivered. Kewaunee continued to invest in the Corporate platform required to scale as a public company and accelerate the Company's organic and inorganic growth strategy. The Company also made significant progress in its integration of Nu Aire, positioning the business for improved performance as life sciences market conditions recover, while also strengthening Kewaunee's balance sheet through the servicing and repayment of acquisition-related debt.
Entering fiscal year 2027, the Company remains focused on disciplined capital allocation, operational execution, and serving our customers with excellence.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rates
We are exposed to market risk in the area of interest rates. This exposure is associated with balances outstanding under our PNC loan agreement, which consists of both a revolving credit facility component and two term loans, all of which are priced on a floating rate basis. We had no advances outstanding under our revolving credit facility at April 30, 2026. The total balance of our term loans was $20.1 million at April 30, 2026, bearing interest at floating rates. We believe that our current exposure to interest rate market risk is not material.
Foreign Currency Exchange Rates
Our results of operations could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. We derive net sales in U.S. dollars and other currencies, including Indian rupees, Singapore dollars, Canadian dollars, and other currencies. For fiscal year 2026, 22% of net sales were derived in currencies other than U.S. dollars. We incur expenses in currencies other than U.S. dollars relating to specific contracts with customers and for our operations outside the U.S.
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
We have foreign currency cash accounts to operate our global business. These accounts are impacted by changes in foreign currency rates. Cash balances at April 30, 2026 of $8.7 million were held by our subsidiaries and denominated in currencies other than U.S. dollars.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Kewaunee Scientific Corporation
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Kewaunee Scientific Corporation (the “Company”) as of April 30, 2026 and 2025, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the years in the two-year period ended April 30, 2026, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2026, in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matter
Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.
/s/ Forvis Mazars, LLP
We have served as the Company's auditor since 2020.
Raleigh, North Carolina
June 26, 2026

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended April 30	Kewaunee Scientific Corporation

$ and shares in thousands, except per share amounts	2026	2025
Net sales	$281,999	$240,472
Cost of products sold	201,559	171,615
Gross profit	80,440	68,857
Operating expenses	63,725	51,098
Operating earnings	16,715	17,759
Other income, net	880	240
Interest expense	(3,862)	(3,214)
Earnings before income taxes	13,733	14,785
Income tax expense	3,268	3,202
Net earnings	10,465	11,583
Less: net earnings attributable to the non-controlling interest	847	178
Net earnings attributable to Kewaunee Scientific Corporation	$9,618	$11,405
Net earnings per share attributable to Kewaunee Scientific Corporation stockholders
Basic	$3.36	$3.98
Diluted	$3.22	$3.83
Weighted average number of common shares outstanding
Basic	2,863	2,862
Diluted	2,983	2,979

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended April 30	Kewaunee Scientific Corporation

$ in thousands	2026	2025
Net earnings	$10,465	$11,583
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(811)	(421)
Comprehensive income, net of tax	$9,654	$11,162
Less comprehensive income attributable to the non-controlling interest	847	178
Total comprehensive income attributable to Kewaunee Scientific Corporation	$8,807	$10,984

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Kewaunee Scientific Corporation

$ in thousands, except shares and per share amounts	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at April 30, 2024	$7,273	$5,406	$(2,051)	$47,514	$(3,382)	$54,760
Net earnings attributable to Kewaunee Scientific Corporation	—	—	—	11,405	—	11,405
Other comprehensive loss	—	—	—	—	(421)	(421)
Stock based compensation	80	229	—	—	—	309
Purchase of Treasury Stock, 33,206 shares	—	—	(1,596)	—	—	(1,596)
Balance at April 30, 2025	$7,353	$5,635	$(3,647)	$58,919	$(3,803)	$64,457
Net earnings attributable to Kewaunee Scientific Corporation	—	—	—	9,618	—	9,618
Other comprehensive loss	—	—	—	—	(811)	(811)
Stock based compensation	70	1,384	—	—	—	1,454
Balance at April 30, 2026	$7,423	$7,019	$(3,647)	$68,537	$(4,614)	$74,718

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

April 30	Kewaunee Scientific Corporation
$ and shares in thousands, except per share amounts	2026	2025
ASSETS
Current Assets
Cash and cash equivalents	$9,950	$14,942
Restricted cash	1,667	2,222
Receivables, less allowance: $633 (2026); $530 (2025)	58,738	62,384
Inventories	30,533	32,849
Prepaid expenses and other current assets	4,509	5,966
Total Current Assets	105,397	118,363
Property, plant and equipment, net	22,367	23,174
Right of use assets	10,791	12,965
Deferred income taxes	3,829	3,994
Intangible assets, net	16,294	17,831
Goodwill	12,487	12,487
Other assets	7,146	5,840
Total Assets	$178,311	$194,654
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Short-term borrowings	$74	$986
Current portion of financing liability	867	788
Current portion of term loans	4,893	2,903
Current portion of financing lease liabilities	70	96
Current portion of operating lease liabilities	3,775	3,275
Accounts payable	22,455	27,033
Employee compensation and amounts withheld	8,822	9,209
Deferred revenue	4,152	6,073
Other accrued expenses	3,243	3,349
Total Current Liabilities	48,351	53,712
Long-term portion of financing liability	25,765	26,632
Long-term portion of seller notes	—	23,537
Long-term portion of term loans	14,804	10,412
Long-term portion of financing lease liabilities	282	149
Long-term portion of operating lease liabilities	6,287	8,797
Accrued pension and deferred compensation costs	4,807	3,708
Deferred income taxes	913	1,098
Other non-current liabilities	290	364
Total Liabilities	101,499	128,409
Commitments and Contingencies (Note 12)
Stockholders' Equity
Common stock, $2.50 par value, Authorized—5,000 shares;
Issued— 2,969 shares (2026); 2,941 shares (2025)
Outstanding— 2,866 shares (2026); 2,839 shares (2025)	7,423	7,353
Additional paid-in capital	7,019	5,635
Retained earnings	68,537	58,919
Accumulated other comprehensive loss	(4,614)	(3,803)
Common stock in treasury, at cost: 103 shares (2026); 103 shares (2025)	(3,647)	(3,647)
Total Kewaunee Scientific Corporation Stockholders' Equity	74,718	64,457
Non-controlling interest	2,094	1,788
Total Stockholders' Equity	76,812	66,245
Total Liabilities and Stockholders' Equity	$178,311	$194,654

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended April 30	Kewaunee Scientific Corporation
$ in thousands	2026	2025
Cash Flows from Operating Activities
Net earnings	$10,465	$11,583
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	6,281	4,759
Provision for credit losses	343	68
Stock based compensation expense	2,126	1,441
Deferred income taxes	(20)	(2,202)
Accrued payment in kind ("PIK") interest	(935)	935
Amortization of deferred financing costs	567	218
Change in assets and liabilities (net of effect of acquisition):
Receivables	3,303	(6,738)
Inventories	2,316	3,351
Accounts payable and other accrued expenses	(5,147)	583
Deferred revenue	(1,921)	765
Other, net	1,255	20
Net cash provided by operating activities	18,633	14,783
Cash Flows from Investing Activities
Capital expenditures	(3,937)	(2,166)
Purchase of business, net of cash acquired	—	(28,735)
Net cash used in investing activities	(3,937)	(30,901)
Cash Flows from Financing Activities
Dividends paid to non-controlling interest in subsidiaries	(339)	(261)
Proceeds from term loan	—	15,000
Proceeds from first amendment term loan	10,000	—
Repayments on term loans	(3,667)	(1,250)
Repayments on seller notes	(23,000)	—
Proceeds from short-term borrowings	16,384	73,483
Repayments on short-term borrowings	(17,296)	(75,595)
Payments on sale-leaseback financing transaction	(844)	(772)
Proceeds from long-term lease obligations	226	—
Payment of deferred financing costs	—	(1,497)
Payments on long-term lease obligations	(119)	(101)
Taxes paid related to net share settlement of equity awards	(671)	—
Purchase of Treasury Stock	—	(1,596)
Net cash (used in) provided by financing activities	(19,326)	7,411
Effect of exchange rate changes on cash, net	(917)	(67)
Decrease in Cash, Cash Equivalents and Restricted Cash	(5,547)	(8,774)
Cash, Cash Equivalents and Restricted Cash at Beginning of Year	17,164	25,938
Cash, Cash Equivalents and Restricted Cash at End of Year	$11,617	$17,164

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)

	Years Ended April 30
$ in thousands	2026	2025
Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$3,334	$3,374
Income taxes	$3,560	$3,972
Noncash investing and financing activities:
Change in debt related to seller note	$—	$23,000
Assets obtained under new operating leases	$1,986	$1,243
Assets obtained under new finance leases	$230	$6

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1—Summary of Significant Accounting Policies
Kewaunee Scientific Corporation and subsidiaries (collectively the "Company") design, manufacture, and install laboratory, healthcare, and technical furniture and infrastructure products. The Company's products include steel and wood casework, fume hoods, adaptable modular systems, moveable workstations, stand-alone benches, biological safety cabinets, and epoxy resin work surfaces and sinks. The Company's acquisition of Nu Aire, Inc. complements Kewaunee's portfolio through Nu Aire's biological safety cabinets, CO2 incubators, ultralow freezers, and other essential laboratory products. The Company's sales are made through purchase orders and contracts submitted by customers directly or through its dealers, its subsidiaries in Singapore and India, and a national stocking distributor. The majority of the Company's products are sold to customers located in North America, primarily within the United States. The Company's laboratory products are used in chemistry, physics, biology and other general science laboratories in the pharmaceutical, biotechnology, industrial, chemical, commercial, educational, government and health care markets. Technical products are used in facilities manufacturing computers and light electronics and by users of computer and networking furniture.
Principles of Consolidation The Company's consolidated financial statements include the accounts of Kewaunee Scientific Corporation and its subsidiaries. A brief description of each subsidiary, along with the amount of the Company's controlling financial interests, as of April 30, 2026 is as follows: (1) Nu Aire, Inc., a manufacturing and commercial sales operation in Plymouth, Minnesota, is 100% owned by the Company; (2) Kewaunee Labway Asia Pte. Ltd., a commercial sales organization for the Company's products in Singapore, is 100% owned by the Company; (3) Kewaunee Scientific Corporation Singapore Pte. Ltd., a holding company in Singapore, is 100% owned by the Company; (4) Kewaunee Labway India Pvt. Ltd., a design, installation, manufacturing, assembly and commercial sales operation for the Company's products in Bangalore, India, is 88% owned by the Company; (5) Koncepo Scientech International Pvt. Ltd., a laboratory design and strategic advisory and construction management services firm, located in Bangalore, India, is 80% owned by the Company; (6) Kequip Global Lab Solutions Pvt. Ltd. is 70% owned by Kewaunee Scientific Corporation Singapore Pte. Ltd.
All intercompany balances, transactions, and profits have been eliminated.
Cash and Cash Equivalents Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less. During the years ended April 30, 2026 and 2025, the Company had cash deposits in excess of FDIC insured limits. The Company has not experienced any losses from such deposits.
The Company includes restricted cash along with the cash balance for presentation in the consolidated statements of cash flows. The reconciliation between the consolidated balance sheet and the consolidated statement of cash flows at April 30 is as follows:

$ in thousands	2026	2025
Cash and cash equivalents	$9,950	$14,942
Restricted cash	1,667	2,222
Total cash, cash equivalents and restricted cash	$11,617	$17,164
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
The activity in the allowance for credit losses for each of the years ended April 30 was:

$ in thousands	2026	2025
Balance at beginning of year	$530	$588
Provision for credit losses	343	68
Write-offs, net	(240)	(126)
Balance at end of year	$633	$530

Unbilled Receivables Accounts receivable include unbilled receivables that represent amounts earned which have not yet been billed in accordance with contractually stated billing terms, excluding retention, which is included in other assets. The amount of unbilled receivables, excluding unbilled retention, at April 30, 2026 and 2025 was $14,163,000 and $12,693,000, respectively.
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

$ in thousands	2026	2025	Useful Life
Land	$41	$41	N/A
Building and improvements	19,086	18,240	2-40 years
Machinery and equipment	55,248	53,702	2-10 years
Total	74,375	71,983
Less accumulated depreciation	(52,008)	(48,809)
Net property, plant and equipment	$22,367	$23,174
The Company recorded depreciation expense of $4,744,000 and $3,990,000 for the fiscal years ended April 30, 2026 and 2025, respectively.
The Company reviews the carrying value of property, plant and equipment for impairment annually or whenever changes in circumstances or events indicate that such carrying value may not be recoverable. If projected undiscounted cash flows are not sufficient to recover the carrying value of the potentially impaired asset, the carrying value is reduced to estimated fair value. There were no impairments in fiscal years 2026 or 2025.
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
Goodwill and Intangible Assets, Net Goodwill consists of the excess of the purchase price over the fair value of the net assets acquired as part of the Company's acquisition of Nu Aire. The goodwill arising from the transaction is attributable to the value of the acquired assembled workforce and the premium paid. Intangible assets, net consists of customer relationships, trade names and trademarks, and developed technology. Intangible assets will be amortized on a straight-line basis over the relevant estimated useful life. The Company will conduct its impairment analysis annually, or more frequently if the Company determines potential indicators of impairment exist. There were no impairments in fiscal years 2026 or 2025.
Other Assets Other assets at April 30, 2026 and 2025 included $4,307,000 and $3,263,000, respectively, of assets held in a trust account for non-qualified benefit plan.
Use of Estimates The presentation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Significant estimates impacting the accompanying consolidated financial statements include the allowance for credit losses, self-insurance reserves, goodwill and other intangible assets, and income taxes.

Variable Interest Entity On December 22, 2021, the Company entered into an Agreement for Purchase and Sale of Real Property with CAI Investments Sub-Series 100 LLC (the "Buyer"), for the Company’s headquarters and manufacturing facilities (the "Property") located in Statesville, North Carolina (the "Sale Agreement") in exchange for $30,275,000 in sales proceeds.
The Sale Agreement was finalized on March 24, 2022 and coincided with the Company and CAI Investments Medical Products I Master Lessee LLC ("Lessor"), an affiliate of the Buyer, entering into a lease agreement. The lease arrangement is for a 20-year term. At the same time, the Buyer and its affiliates formed a new, debt-financed affiliate CAI Investments Medical Products I, DST ("Trust") and contributed the Property to the Trust. According to the terms of the lease, the Trust leased the Property to its affiliated Lessor, which in turn sub-leased the Property to the Company (together with the Sale Agreement, the "Sale-Leaseback Arrangement"). The Company concluded that CAI Investments Medical Products I Parent, LLC ("Parent") and its direct affiliates, including the Trust, are designed primarily to acquire and manage the Property and constituted a variable interest entity because the Trust lacked sufficient equity on its own to finance its operations. The Company concluded it should not consolidate Parent or its affiliates under the variable interest model or the voting interest model of ASC 810, Consolidation. For additional information on the accounting for the Sale-Leaseback Arrangement, refer to Note 7, Sale-Leaseback Financing Transaction.
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
The following tables summarize the Company's fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring and nonrecurring basis as of April 30, 2026 and 2025 (in thousands):

	2026
	Level 1	Level 2	Level 3	Total
Financial Assets
Trading securities held in non-qualified compensation plans (1)	$2,720	$—	$—	$2,720
Cash surrender value of life insurance policies (1)	—	1,587	—	1,587
Total	$2,720	$1,587	$—	$4,307
Financial Liabilities
Non-qualified compensation plans (2)	$—	$4,807	$—	$4,807
Total	$—	$4,807	$—	$4,807

	2025
	Level 1	Level 2	Level 3	Total
Financial Assets
Trading securities held in non-qualified compensation plans (1)	$1,861	$—	$—	$1,861
Cash surrender value of life insurance policies (1)	—	1,403	—	1,403
Total	$1,861	$1,403	$—	$3,264
Financial Liabilities
Non-qualified compensation plans (2)	$—	$3,708	$—	$3,708
Total	$—	$3,708	$—	$3,708

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
Credit Concentration The Company performs credit evaluations of its customers. Revenues from two of the Company's domestic dealers and its national stocking distributor represented in the aggregate approximately 34% and 41% of the Company's sales in fiscal years 2026 and 2025, respectively. Accounts receivable for two domestic customers represented approximately 19% and 26% of the Company's total accounts receivable as of April 30, 2026 and 2025, respectively.
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
Income Taxes In accordance with ASC 740, Income Taxes ("ASC 740"), the Company uses the liability method in measuring the provision for income taxes and recognizing deferred income tax assets and liabilities on the consolidated balance sheets. ASC 740 clarifies the financial statement recognition threshold and measurement attribute of a tax position taken or expected to be taken in a tax return. Under ASC 740, the Company evaluates the realization of all deferred income tax assets and determines if a valuation allowance is required on an annual basis. Under ASC 740, the Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC 740 only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. The Company did not have any significant uncertain tax positions at April 30, 2026 or 2025.
Research and Experimentation Expenditures Research and experimentation expenditures are charged to cost of products sold in the periods incurred. Expenditures for research and experimentation expenditures were $898,000 and $919,000 for the fiscal years ended April 30, 2026 and 2025, respectively.
Advertising Costs Advertising costs are expensed as incurred, and include trade shows, training materials, and other related expenses and are included in operating expenses. Advertising costs for the years ended April 30, 2026 and 2025 were $1,502,000 and $912,000, respectively.

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

Earnings Per Share Basic earnings per share is based on the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the assumed exercise of outstanding stock options and the conversion of restricted stock units ("RSUs") under the Company's various stock compensation plans, except when RSUs and stock options have an antidilutive effect. There were no antidilutive RSUs at April 30, 2026 and at April 30, 2025.

The following is a reconciliation of basic to diluted weighted average common shares outstanding:

Shares in thousands	2026	2025
Weighted average common shares outstanding
Basic	2,863	2,862
Dilutive effect of stock options and RSUs	120	117
Weighted average common shares outstanding—diluted	2,983	2,979
Accounting for Stock Options and Other Equity Awards Compensation costs related to stock options and other stock awards granted by the Company are charged against operating expenses during their vesting period, under ASC 718, Compensation—Stock Compensation. Forfeitures are accounted for in the period in which the awards are forfeited. The Company granted 72,728 RSUs under the 2023 Omnibus Incentive Plan in fiscal year 2026 and 62,326 RSUs in fiscal year 2025 under the 2023 Omnibus Incentive Plan. There were no stock options granted during fiscal years 2026 and 2025. (See Note 9, Stock Options and Share-Based Compensation.)
Segment Reporting Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker ("CODM"), or decision-making group, in deciding how to allocate resources and in assessing performance. The Company's Chief Executive Officer ("CEO") is the Company's CODM. In accordance with ASC 280, Segment Reporting, the Company determined that the CODM assesses the Company's operations and manages its businesses in two segments : Lab Products Group ("LPG") and International. The LPG segment consists of the Company's operations based out of Statesville, North Carolina, and Kewaunee's subsidiary, Nu Aire, Inc., based out of Plymouth, Minnesota. The International segment consists of the foreign subsidiaries identified above. The Company changed the name of the Domestic reportable segment to Lab Products Group during the fourth quarter of fiscal year 2026. This change better aligns with the segment's business activities, structure, and strategy. The segment name change had no impact on the composition of the Company's reportable segments or on previously reported financial position, results of operations, cash flows, or segment operating results.
We measure our segment profitability based on earnings before income taxes. Some Corporate expenses, such as those related to executive management, finance, etc., are allocated to the segments. Any non-allocated Corporate costs are shown separately in our segment reporting as presented in Note 14, Segment Information. See Note 14, Segment Information. for further segment financial data.
New Accounting Standards In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740) - Improvements for Income Tax Disclosures," which requires public business entities to, on an annual basis, (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. This ASU also provides for additional disclosure requirements to provide clarity for investors related to income tax disclosures. This guidance is effective for annual periods beginning after December 15, 2024. The Company adopted this standard for its annual reporting in fiscal year 2026. The adoption of this standard did not have a significant impact on the Company's consolidated financial position or results of operations.
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
Payment Terms and Transaction Prices
The Company's contracts with customers are generally fixed-price and do not contain variable consideration or a general right of return or refund. The Company's contracts with customers contain terms typical for Kewaunee's industry, including withholding a portion of the transaction price until after the goods or services have been transferred to the customer (i.e., "retainage"). The Company does not recognize this as a significant financing component because the primary purpose of retainage is to provide the customer with assurance that the Company will perform its obligations under the contract, rather than to provide financing to the customer.
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
Disaggregated Revenue
A summary of net sales transferred to customers at a point in time and over time for the twelve months ended April 30 is as follows (in thousands):

	2026
	LPG	International	Total
Over Time	$129,853	$67,113	$196,966
Point in Time	85,033	—	85,033
Total Revenue	$214,886	$67,113	$281,999

	2025
	LPG	International	Total
Over Time	$132,723	$61,074	$193,797
Point in Time	46,675	—	46,675
Total Revenue	$179,398	$61,074	$240,472
Contract Balances
The closing balances of contract assets included $14,163,000 in accounts receivable at April 30, 2026. The closing balance of contract assets arising from contracts with customers included $12,693,000 in accounts receivable at April 30, 2025. The closing and opening balances of contract liabilities included in deferred revenue arising from contracts with customers were $4,152,000 at April 30, 2026 and $6,073,000 at April 30, 2025. The timing of revenue recognition, billings and cash collections results in accounts receivable, unbilled receivables, and deferred revenue which is disclosed on the consolidated balance sheets and in the notes to the consolidated financial statements. In general, the Company receives payments from customers based on a billing schedule established in its contracts. Unbilled receivables represent amounts earned which have not yet been billed in accordance with contractually stated billing terms. Accounts receivable are recorded when the right to consideration becomes unconditional and the Company has a right to invoice the customer. Deferred revenue relates to payments received in advance of performance under the contract. Deferred revenue is recognized as revenue as the Company performs under the contract.
During the fiscal year ended April 30, 2026, changes in contract assets and liabilities were not materially impacted by any other factors. Approximately 97% of the contract liability balance at April 30, 2026 is expected to be recognized as revenue during fiscal year 2027, with the remaining balance primarily related to international operations, which generally have longer delivery and collection cycles.
Note 3—Inventories
Inventories consisted of the following at April 30:

(in thousands)	2026	2025
Finished goods	$4,704	$5,543
Work-in-process	5,614	3,784
Materials and components	20,215	23,522
Total inventories	$30,533	$32,849
At April 30, 2026 and 2025, the Company's international subsidiaries' inventories were $2,848,000 and $2,845,000, respectively, measured using the lower of cost or net realizable value under the FIFO method and are included in the above tables.
Note 4—Nu Aire Acquisition
On November 1, 2024 (the "Closing Date"), the Company completed the acquisition of Nu Aire, Inc. ("Nu Aire"), a leading manufacturer of equipment for a diverse range of laboratory and pharmacy environments, by acquiring all of the Nu Aire capital stock that was issued and outstanding as of the date of acquisition (the "Transaction"). The Transaction expanded the Company's capabilities, allowing the combined organization to better meet the needs of end-users in laboratory furnishings and accelerating the Company's vision of becoming the market leader in the design and manufacturing of laboratory furniture and technical products essential for outfitting laboratories.
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
The purchase price recorded for Nu Aire was allocated as follows:

($ in thousands)	Final Allocation As Adjusted
Assets acquired:
Cash and cash equivalents	$1,245
Receivables	10,650
Inventories	15,522
Prepaid expenses and other current assets	852
Property, plant and equipment	7,349
Other intangible assets	18,600
Goodwill	12,487
Right of use assets	7,376
Other assets	7
Total assets acquired	74,088

Liabilities assumed:
Current portion of operating lease liabilities	(965)
Accounts payable	(4,318)
Employee compensation and amounts withheld	(2,642)
Deferred revenue	(935)
Other accrued expenses	(1,591)
Long-term portion of operating lease liabilities	(5,167)
Deferred income taxes	(5,490)
Total liabilities assumed	(21,108)
Preliminary aggregate acquisition consideration	$52,980
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
The above fair values of assets acquired and liabilities assumed are based on the information that was available as of the reporting date. The fair values of the assets acquired and liabilities assumed were determined using the income and cost approaches. In many cases, the determination of the fair values required estimates about discount rates, future expected cash flows and other future events that are judgmental and subject to change. The fair value measurements were primarily based on significant inputs that are not observable in the market and thus represent a Level 3 measurement of the fair value hierarchy as defined in ASC 820, Fair Value Measurements. Intangible assets consisting of customer relationships, trade names and trademarks, and developed technology were valued using the multi-period excess earnings method ("MEEM") method, or the relief from royalty ("RFR") method, both are income-based approaches. A cost approach was applied for property, plant, and equipment.

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
The following unaudited supplemental pro forma combined financial information presents the Company's results of operations for the twelve months ended April 30, 2025 as if the acquisition of Nu Aire had occurred on May 1, 2023. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the Company's operating results that may have actually occurred had the acquisition of Nu Aire been completed on May 1, 2023. In addition, the unaudited pro forma financial information does not give effect to any anticipated cost savings, operating efficiencies, or other synergies that may be associated with the Transaction, or any estimated costs that have been or will be incurred by the Company to integrate the assets and operations of Nu Aire.

	Twelve Months Ended April 30,
($ in thousands, except per share amounts)	2026	2025
	(actual)	(pro forma)
Net sales	$281,999	$276,696
Net earnings	9,618	11,661
Net earnings per share attributable to Kewaunee Scientific Corporation stockholders:
Basic	$3.36	$4.07
Diluted	$3.22	$3.91

Note 5—Goodwill & Other Intangible Assets
In connection with the Nu Aire Acquisition, on November 1, 2024, the Company recorded goodwill of $14.2 million on its Consolidated Balance Sheet. See Note 4, Nu Aire Acquisition for additional information. No impairment losses on goodwill were recorded during the twelve months ended April 30, 2026 or 2025. The ending balance of goodwill at April 30, 2026 was approximately $12.5 million after the impact of the measurement adjustment discussed in Note 4, Nu Aire Acquisition. See Note 4, Nu Aire Acquisition, for further information.
Also in connection with the Nu Aire Acquisition, the Company recorded other intangible assets on November 1, 2024 of $18.6 million on its Consolidated Balance Sheet. See Note 4, Nu Aire Acquisition for additional information. The gross carrying amount and accumulated amortization of the Company's intangible assets other than goodwill as of April 30, 2026 and April 30, 2025, respectively, were as follows:

		April 30, 2026
($ in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	10 years	$9,800	$(1,470)	$8,330
Trade names and trademarks	Indefinite	4,900	—	4,900
Developed technology	7 years	3,900	(836)	3,064
Total		$18,600	$(2,306)	$16,294

		April 30, 2025
($ in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	10 years	$9,800	$(490)	$9,310
Trade names and trademarks	Indefinite	4,900	—	4,900
Developed technology	7 years	3,900	(279)	3,621
Total		$18,600	$(769)	$17,831
The Company recorded amortization expense of $1.5 million and $0.8 million for the fiscal year ended April 30, 2026 and 2025, respectively. Expected future amortization expense related to intangible assets, net as of April 30, 2026, excluding trade names and trademarks, are as follows:

($ in thousands)
2027	$1,537
2028	1,537
2029	1,537
2030	1,537
2031	1,537
Thereafter	3,709
Total	$11,394
No impairment losses on intangible assets, net were recorded during the fiscal year ended April 30, 2026 or 2025.

Note 6—Long-term Debt and Other Credit Arrangements
The components of the Company's long-term debt, excluding lease, deferred financing costs of $0.4 million and $0.8 million related to the debt, and sale-leaseback related activity, as presented on the Consolidated Balance Sheet as of April 30, 2026 and 2025, respectively, were as follows:

($ in thousands)	April 30, 2026	April 30, 2025
Seller Notes	$—	$23,935
Term Loan	10,750	13,750
First Amendment Term Loan	9,333	—
Total outstanding balance under Amended Loan Agreement	20,083	13,750
Total long-term debt	$20,083	$37,685

Current portion of Term Loan	$3,000	$3,000
Current portion of First Amendment Term Loan	2,000	—
Current portion of Amended Loan Agreement balance	5,000	3,000
Total current portion of long-term debt	5,000	3,000

Seller Notes	—	23,935
Non-current portion of Term Loan	7,750	10,750
Non-current portion of First Amendment Term Loan	7,333	—
Non-current portion of Amended Loan Agreement balance	15,083	10,750
Total non-current portion of long-term debt	15,083	34,685
Total long-term debt	$20,083	$37,685
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
At April 30, 2026 and 2025, no advances were outstanding under the Revolving Credit Facility, respectively. Amounts available under the Revolving Credit Facility were $20,000,000 at April 30, 2026 and 2025, respectively.
For the Revolving Credit Facility, the interest rate will be selected by the Company at each advance from one of two options. Option 1 is a base rate option. Option 2 is a daily secured overnight financing rate. There is an unused fee of 0.15% to 0.25%, determined by the ratio of senior debt to the Company's EBITDA, of the unused daily balance of the Revolving Credit Facility. For the Term Loan, the principal will be paid in 60 substantially equal monthly installments over the term of the Loan Agreement. For the First Amendment, the principal will be paid in 59 substantially equal monthly installments over the term of the agreement. Interest will be paid at the same time and calculated on the outstanding principal balance at an interest rate equal to the rate under Option 2 of the Revolving Credit Facility. The borrowing rate on the Term Loans was 5.27% as of April 30, 2026, compared to 5.96% as of April 30, 2025. The Company recorded interest expense of $904,000 and $486,000 related to the Term Loans for the fiscal year ending April 30, 2026 and 2025, respectively.

The Amended Loan Agreement has customary reporting covenants. The principal financial covenants require that (1) the Company maintain on a consolidated basis a ratio of senior funded indebtedness to EBITDA of not more than 2.50 to 1.00 and (2) a fixed charge coverage ratio of at least 1.20 to 1.00. The Loan Agreement also contains covenants prohibiting under certain circumstances (1) the incurrence of certain indebtedness, (2) the granting of security interests by the Company to persons other than PNC, (3) the delivery of guaranties for debts of third parties, and (4) certain transactions not in the ordinary course of business. At April 30, 2026 and 2025, the Company was in compliance with all of the financial covenants under the Loan Agreement.
Future minimum payments under the Amended Loan Agreement for the fiscal years ending April 30 are as follows:

($ in thousands)
2027	$5,000
2028	5,000
2029	5,000
2030	3,750
2031	1,333
Thereafter	—
Total	$20,083
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
Prior to the Seller Note Repayment, the Company accrued $905,000 in PIK interest for the six month period ended October 31, 2025 and $935,000 for the fiscal year ended April 30, 2025. The Company made a payment of $1,840,000 during the period ended October 31, 2025 for its accrued PIK interest, resulting in a PIK interest balance of zero as of October 31, 2025. As part of the Seller Note Repayment, the Company repaid the outstanding Seller Notes balance of $23.0 million and accrued but unpaid interest balance of $173,000. The Company incurred $0.3 million in related expenses as a result of the Seller Note Repayment.
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
International Subsidiaries Short-Term Borrowings
The Company's international subsidiaries had a balance outstanding of $74,000 and $986,000 in short-term borrowings related to overdraft protection and short-term loan arrangements at April 30, 2026 and 2025, respectively.
At April 30, 2026, there were foreign bank guarantees outstanding to customers in the amounts of $7.1 million, $466,000, $696,000, and $328,000 with expiration dates in fiscal years 2027, 2028, 2029, and 2030, respectively, collateralized by certain assets of the Company's subsidiaries in India. At April 30, 2025, there were bank guarantees issued by foreign banks outstanding to customers in the amounts of $8.1 million, $1.2 million, $450,000, and $653,000 with expiration dates in fiscal years 2026, 2027, 2028 and 2029, respectively, collateralized by certain assets of the Company's subsidiaries in India.
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
As of April 30, 2026, the carrying value of the financing liability was $26,632,000, net of $533,000 in debt issuance costs, of which $867,000 was classified as current on the Consolidated Balance Sheet with $25,765,000 classified as long-term. As of April 30, 2025, the carrying value of the financing liability was $27,420,000, net of $589,000 in debt issuance costs, of which $788,000 was classified as current on the Consolidated Balance Sheet with $26,632,000 classified as long-term. The monthly lease payments are split between a reduction of principal and interest expense using the effective interest rate method. Interest expense associated with the financing arrangement was $1,219,000 and $1,255,000 for the years ended April 30, 2026 and 2025, respectively.
The Company will depreciate the building down to zero over the 20-year assumed economic life of the Property so that at the end of the lease term, the remaining carrying amount of the financing liability will equal the carrying amount of the land of $41,000.
Remaining future cash payments related to the financing liability for the fiscal years ending April 30 are as follows:

($ in thousands)
2027	$2,049
2028	2,090
2029	2,132
2030	2,175
2031	2,218
Thereafter	27,343
Total Minimum Liability Payments	38,007
Imputed Interest	(11,375)
Total	$26,632
Note 8—Income Taxes
Effective August 1, 2019, the Company elected to revoke the indefinite reinvestment of foreign unremitted earnings position set forth by ASC 740-30-25-17 for multiple foreign subsidiaries. As a result of this election, the Company recorded a tax withholding expense imposed by the India Income Tax Department of $437,000 and $416,000 for the years ended April 30, 2026 and 2025, respectively.
The Company's accounting policy with respect to the Global Intangible Low-Taxed Income ("GILTI") tax rules is that GILTI will be treated as a periodic charge in the year in which it arises.
The domestic and foreign components of earnings before income taxes for the years ended April 30, 2026 and 2025, respectively, consisted of the following:

$ in thousands	2026	2025
Earnings before income taxes
United States	$6,812	$10,073
Foreign	6,921	4,712
Total earnings before income tax expense	$13,733	$14,785
Income tax (benefit) expense for the years ended April 30, 2026 and 2025, respectively, consisted of the following:

$ in thousands	2026	2025
Current tax (benefit) expense:
Federal	$581	$3,042
State and local	471	610
Foreign	2,236	1,752
Total current tax expense	3,288	5,404
Deferred tax (benefit) expense:
Federal	77	(1,432)
State and local	88	(650)
Foreign	(185)	(120)
Total deferred tax (benefit) expense	(20)	(2,202)
Net income tax (benefit) expense	$3,268	$3,202
The domestic and foreign components of the Company's income taxes paid, net of refunds received, for the years ended April 30, 2026 and 2025, respectively, consisted of the following:

$ in thousands	2026	2025
United States federal	$1,265	$1,849
United States state	457	556
Foreign - India	1,754	1,506
Foreign - Other jurisdictions	84	$61
Total income taxes paid, net of refunds received	3,560	$3,972

The reasons for the differences between the net income tax (benefit) expense presented above and the amounts computed by applying the statutory federal income tax rate to earnings before income taxes for the years ended April 30, 2026 and 2025, respectively, are as follows:

$ in thousands	2026		2025
Income tax expense at U.S. federal statutory rate	$2,884	21.0%	$3,105	21.0%
State and local taxes, net of federal income tax benefit(1)	460	3.3%	(168)	(1.1)%
Foreign Tax Effects
India	285	2.1%	190	1.3%
Deferred taxes on unremitted foreign earnings ("APB 23")	437	3.2%	416	2.8%
Other foreign jurisdictions	(95)	(0.7)%	(7)	—%
Cross-border tax laws	21	0.2%	6	—%
Tax credits	(635)	(4.6)%	(515)	(3.5)%
Increase (decrease) in valuation allowance	5	—%	7	—%
Nontaxable or nondeductible items
Non-deductible transaction costs	—	—%	348	2.4%
Other	70	0.5%	61	0.4%
Return to provision adjustment	(130)	(0.9)%	(72)	(0.5)%
Other items, net	(34)	(0.2)%	(169)	(1.1)%
Net income tax (benefit) expense	$3,268	23.8%	$3,202	21.7%
(1)     In fiscal year 2026, state taxes in California, Minnesota, Texas, Michigan, and North Carolina made up the majority (greater than 50%) of the tax effect in this category.

Significant items comprising deferred tax assets and liabilities as of April 30 were as follows:

$ in thousands	2026	2025
Deferred tax assets:
Accrued employee benefit expenses	$449	$417
Allowance for credit losses	160	151
Deferred compensation	1,925	1,345
Tax credits (state, net of federal benefits)	256	170
Foreign tax credit carryforwards	638	638
Section 174 R&E	1,892	3,269
Warranty Accrual	210	193
Inventory reserves and capitalized costs	593	478
Net operating loss carryforwards	169	147
Proceeds on sale leaseback	6,431	6,550
Operating lease liabilities	2,076	2,372
Other	451	457
Total deferred tax assets	15,250	16,187
Deferred tax liabilities:
Book basis in excess of tax basis of property, plant and equipment	(2,969)	(3,024)
Book basis in excess of tax basis of sale leaseback property	(1,108)	(1,095)
Book basis in excess of tax basis of intangibles assets	(3,758)	(4,005)
APB 23 Assertion	(1,376)	(1,507)
Right of use assets	(2,229)	(2,589)
Debt Issuance Cost on sale leaseback	(126)	(138)
Total deferred tax liabilities	(11,566)	(12,358)
Valuation allowance	(768)	(933)
Net deferred tax assets	$2,916	$2,896
Deferred tax assets (liabilities) classified in the balance sheet:
Deferred tax assets, non-current	$3,829	$3,994
Deferred tax liabilities, non-current	(913)	(1,098)
Net deferred tax assets (liabilities)	$2,916	$2,896
The Company is required to evaluate the realization of the deferred tax asset and any requirement for a valuation allowance in accordance with ASC 740-10-30-2(b). This guidance provides that the future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on sufficient taxable income of the appropriate character within the carryback or carryforward period available under the tax law. The Company evaluates all available evidence, both positive and negative, to determine the amount of any required valuation allowance. As of April 30, 2026, our deferred tax assets primarily related to proceeds on a prior sale leaseback, Section 174 research and expenditures, capitalization, deferred compensation, and operating lease liabilities. A valuation allowance of $768,000 and $933,000 was recorded against our net deferred tax asset balance as of April 30, 2026 and 2025, respectively. For the year ended April 30, 2026, the valuation allowance decreased by approximately $165,000, as compared to a net increase of $7,000 for the year ended April 30, 2025. The decrease was primarily attributable to the removal of the valuation allowance recorded for certain deferred tax assets related to state tax credits that were written off during the fiscal year, partially offset by approximately $5,000 of additional valuation allowance recorded during the year.
The Company files federal, state and local tax returns with statutes of limitation generally ranging from 3 to 4 years. The Company is generally no longer subject to federal tax examinations for years prior to fiscal year 2022 or state and local tax examinations for years prior to fiscal year 2021. Tax returns filed by the Company's significant foreign subsidiaries are generally subject to statutes of limitations of 3 to 7 years and are generally no longer subject to examination for years prior to fiscal year 2020. The Company has no unrecognized tax benefits.

Note 9 - Stock Options and Share-Based Compensation
The Company's stockholders approved the 2023 Omnibus Incentive Plan ("2023 Plan") in August 2023, which enables the Company to grant a broad range of equity based awards, with potential recipients including directors, consultants and employees. The 2023 Plan replaced the 2017 Omnibus Incentive Plan (the "2017 Plan"). All outstanding equity granted under the 2017 Plan remain subject to, and will be settled under, the 2017 Plan. At the date of approval of the 2023 Plan, there were 64,633 shares available for new awards under the 2017 Plan, and 168,791 shares available for issuance under equity awards outstanding under the 2017 Plan. These shares that were available for new awards and any shares subject to outstanding awards under the 2017 Plan that subsequently cease to be subject to such awards are available under the 2023 Plan. The 2023 Plan also increased the total number of shares reserved for issuance under the Company's equity compensation plans by 310,000, for a total of 374,633 shares initially reserved for issuance under the 2023 Plan. At April 30, 2026, there were 290,636 shares available for future issuance under the 2023 Plan.

Under the 2023 Plan, the Company recorded stock based compensation expense of $2,126,000 and $1,441,000 and deferred income tax benefit of $452,000 and $337,000 in fiscal years 2026 and 2025, respectively. The RSUs granted under the 2023 Plan include grants with both a service and performance component vesting over a 3 year period and grants with only service components vesting over a 3 year period. The recognized expense is based upon the vesting period for service criteria and estimated attainment of the performance criteria at the end of the performance period based on the ratio of cumulative days incurred to total days over the performance period. The remaining estimated compensation expense of $2,311,000 is expected to be recognized over the remaining weighted-average vesting period of 1.6 years.

The fair value of each RSU granted to employees was estimated on the date of grant based on the weighted average price of the Company's stock reduced by the present value of the expected dividend stream during the vesting period using the risk-free interest rate. The Company issued new shares of common stock to satisfy RSUs that vested during fiscal year 2026. The following table summarizes the RSU activity and weighted averages.

	2026		2025
	Number of RSUs	Weighted Average Grant Date Fair Value	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	187,226	$22.83	168,791	$15.35
Granted	72,728	$39.40	62,326	$37.46
Vested	(32,930)	$18.99	(41,674)	$14.32
Forfeited	(744)	$15.97	(2,217)	$24.77
Outstanding at end of year	226,280	$28.74	187,226	$22.83

The stockholders approved the 2008 Key Employee Stock Option Plan in fiscal year 2009 which allowed the Company to grant options on an aggregate of 300,000 shares of the Company's common stock and an amendment to the plan in August 2015, authorizing an additional 300,000 shares. Under the plan, options were granted at not less than the fair market value at the date of grant with options exercisable in such installments, for such terms (up to 10 years). This plan was replaced by the 2017 Omnibus Plan with all outstanding options granted under the prior plan to remain subject to the prior plan. The Company did not record any compensation expense related to outstanding stock options in fiscal years 2026 or 2025. There were no options outstanding at April 30, 2026.
The Company issued new shares of common stock to satisfy options exercised during fiscal year 2025. Stock option activity and weighted average exercise price are summarized as follows:

	2025
	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	24,700	$20.05
Canceled	—	$—
Exercised	(24,700)	$20.05
Outstanding at end of year	—	$—

Exercisable at end of year	—	$—

Note 10 - Stockholder's Equity
Common Stock
The Company is authorized to issue 5,000,000 shares of Common Stock, par value of $2.50 per share. Holders of the Company's Common Stock are entitled to 1 vote per share. At April 30, 2026, and April 30, 2025, there were approximately 2,866,000 and 2,839,000 shares, respectively, of Common Stock outstanding. The Company has not declared or paid any dividends with respect to its Common Stock during the fiscal year ended April 30, 2026. The declaration and payment of any future dividends is at the discretion of the Board of Directors and will depend upon many factors, including the Company's earnings, capital requirements, investment and growth strategies, financial conditions, the terms of the Company's indebtedness, which contains provisions that could limit the payment of dividends in certain circumstances, and other factors that the Board of Directors may deem to be relevant.
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
During the fiscal year ended April 30, 2026, the Company repurchased no shares of the Company's common stock. During the fiscal year ended April 30, 2025, the Company repurchased 33,206 shares of the Company's common stock for approximately $1,594,000 excluding other costs such as broker commissions and fees. As of April 30, 2026, the total remaining purchase authorization was 100,603 shares.

Note 11 - Accumulated Other Comprehensive Income (Loss)
The Company's other comprehensive income (loss) consists of unrealized gains and losses on the translation of the assets, liabilities, and equity of its foreign subsidiaries, net of income taxes. The before tax income (loss), related income tax effect, and accumulated balances are as follows:

$ in thousands	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balance at April 30, 2024	(3,382)	(3,382)
Foreign currency translation adjustment	(421)	(421)
Balance at April 30, 2025	$(3,803)	$(3,803)
Foreign currency translation adjustment	(811)	(811)
Balance at April 30, 2026	$(4,614)	$(4,614)

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

The Company has operating type leases for real estate and equipment in both the U.S. and internationally and financing leases for equipment in the United States. ROU assets totaled $10,791,000 and $12,965,000 at April 30, 2026 and 2025, respectively. Operating cash paid to settle lease liabilities was $4,452,000 and $3,394,000 for the fiscal year ended April 30, 2026 and 2025, respectively. The Company's leases have remaining lease terms of up to 6 years. In addition, some of the leases may include options to extend the leases for up to 5 years or options to terminate the leases within 1 year. Operating lease expense was $6,194,000 for the twelve months ended April 30, 2026, inclusive of period cost for short-term leases, not included in lease liabilities, of $1,742,000. Operating lease expense was $4,433,000 for the fiscal year ended April 30, 2025, inclusive of period cost for short-term leases, not included in lease liabilities, of $1,039,000.
At April 30, 2026, the weighted average remaining lease term for the capitalized operating leases was 3.2 years and the weighted average discount rate was 6.2%. At April 30, 2025, the weighted average remaining lease term for the capitalized operating leases was 4.1 years and the weighted average discount rate was 6.2%. For the financing leases, the weighted average remaining lease term was 4.4 years and the weighted average discount rate was 7.6% at April 30, 2026 as compared to 4.2 years and 8.6% at April 30, 2025. As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable.
Future minimum payments under the non-cancelable lease arrangements for the fiscal years ending April 30 are as follows:

($ in thousands)	Operating	Financing
2027	$4,259	$94
2028	2,874	94
2029	2,138	94
2030	1,640	94
2031	118	38
Thereafter	43	—
Total Minimum Lease Payments	11,072	414
Imputed Interest	(1,010)	(62)
Total	$10,062	$352
The Company is involved in certain claims and legal proceedings in the normal course of business which management believes will not have a material adverse effect on the Company's consolidated financial condition or results of operations.
Note 13 - Retirement Benefits
The Company has two defined contribution plans covering substantially all domestic salaried and hourly employees. These plans provides benefits to all employees who meet minimum age and service requirements. The Company's plans provide for matching contributions based on a percentage of the employee's eligible contributions. Total matching contributions made by the Company for these plans were $1,634,000 and $1,177,000 for the years ending April 30, 2026 and 2025.
The Company's international subsidiaries also have a defined contribution plan for qualifying employees. Under the international plan, employer contributions are made in accordance with plan rules. Total contributions made by the Company for its International plan was $232,000 and $247,000 for the years ending April 30, 2026 and 2025.
Note 14 - Segment Information
In accordance with ASC 280, Segment Reporting, the Company's operations are classified into two business segments: Lab Products Group ("LPG") and International. The LPG business segment principally designs, manufactures, and installs scientific and technical furniture, including steel and wood laboratory cabinetry, fume hoods, flexible systems, worksurfaces, workstations, workbenches, and computer enclosures. On November 1, 2024, the Company completed its acquisition of Nu Aire, whose operating results are reflected in the LPG operations segment, expanding the Company's capabilities through its manufacturing of biological safety cabinets, CO2 incubators, ultralow freezers, and other essential laboratory products. See Note 4, Nu Aire Acquisition, for further information. The International business segment, which consists of the foreign subsidiaries identified in Note 1, Summary of Significant Accounting Policies, provides the Company's products and services, including facility design, detailed engineering, construction, and project management from the planning stage through testing and commissioning of laboratories. During the fourth quarter of fiscal year 2026, the Company changed the name of the Domestic reportable segment to Lab Products Group. This change better aligns with the segment's business activities, structure, and strategy. The segment name change had no impact on the composition of the Company's reportable segments or on previously reported financial position, results of operations, cash flows, or segment operating results.

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
The following table shows revenues, earnings, and other financial information by business segment and unallocated corporate expenses for each of the years ended April 30:

$ in thousands	LPG	International	Corporate	Total
Fiscal Year 2026
Revenues from external customers	$214,886	$67,113	$—	$281,999
Intersegment revenues	1,947	3,201	(5,148)	—
Depreciation and amortization	5,843	352	86	6,281
Interest expense	1,236	51	2,575	3,862
Earnings (loss) before income taxes	17,986	6,921	(11,174)	13,733
Income tax expense (benefit)	3,830	2,051	(2,613)	3,268
Net earnings attributable to non-controlling interest	—	847	—	847
Net earnings (loss) attributable to Kewaunee Scientific Corporation	14,156	4,023	(8,561)	9,618
Segment assets	140,160	38,151	—	178,311
Expenditures for segment assets	3,726	211	—	3,937
Revenues (excluding intersegment) from customers in foreign countries	12,825	67,113	—	79,938

Fiscal Year 2025
Revenues from external customers	$179,398	$61,074	$—	$240,472
Intersegment revenues	626	3,468	(4,094)	—
Depreciation	4,166	420	173	4,759
Interest expense	1,492	71	1,651	3,214
Earnings (loss) before income taxes	19,923	4,712	(9,850)	14,785
Income tax expense	4,553	1,632	(2,983)	3,202
Net earnings attributable to non-controlling interest	—	178	—	178
Net earnings (loss) attributable to Kewaunee Scientific Corporation	15,370	2,902	(6,867)	11,405
Segment assets	152,569	42,085	—	194,654
Expenditures for segment assets	1,954	212	—	2,166
Revenues (excluding intersegment) from customers in foreign countries	7,731	61,074	—	68,805

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are intended to ensure that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 (the "Exchange Act") is properly and timely recorded, processed, summarized, and reported. Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures as of April 30, 2026 pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective. In designing disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives, and that management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control Over Financial Reporting
There have been no significant changes in our internal controls over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded the Company maintained effective internal control over financial reporting as of April 30, 2026.
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
During the three months ended April 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed the Company of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
(a)The information appearing in the sections entitled "Election of Directors" and "Meetings and Committees of the Board" included in our Proxy Statement for use in connection with our annual meeting of stockholders to be held on August 26, 2026 (the "Proxy Statement") is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days of our most recently completed fiscal year.
(b)The names and ages of our executive officers as of June 26, 2026 and their business experience during the past five years are set forth below:
Executive Officers

Name	Age	Position
Thomas D. Hull III	50	President and Chief Executive Officer
Donald T. Gardner III	47	Executive Vice President, Finance, Chief Financial Officer, Treasurer and Secretary
Ryan S. Noble	48	Senior Vice President, Sales and Market Development
Elizabeth D. Phillips	49	Senior Vice President, People & Culture
Mandar Ranade	52	Senior Vice President, Information Technology and Engineering
Douglas J. Batdorff	53	Senior Vice President of Manufacturing Operations
Bhoopathy Sathyamurthy	57	Senior Vice President, Kewaunee Scientific Corporation Singapore Pte. Ltd., President of Kewaunee International Group
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
Donald T. Gardner III joined the Company in April 2019 as Vice President of Finance and Chief Financial Officer and was also elected by the Board of Directors to the positions of Secretary and Treasurer. In April 2026, Mr. Gardner's position was changed to Executive Vice President, Finance as well as Chief Financial Officer, Treasurer, and Secretary. Mr. Gardner has a Bachelor of Science degree in Accounting from the Indiana University of Pennsylvania and a Master of Business Administration from the University of Pittsburgh, Joseph M. Katz School of Business. Prior to joining the Company, from 2017 to 2019, he served as Vice President, Financial Planning & Analysis of Victra, a privately held retailer of wireless products and services. During 2017, he served as the Chief Financial Officer of Component Sourcing International, a privately held provider of global sourcing supply chain solutions. From February 2016 to June 2017, Mr. Gardner served in various leadership roles for Dollar Express Stores, LLC, most recently as Vice President and Treasurer. Dollar Express was an operator of discount retail stores that was sold to a strategic buyer in 2017. Mr. Gardner was a key member of the leadership team that completed the transaction and full wind down of the Company. From 2012 to February 2016, he worked at ATI Specialty Materials, a manufacturer of technically advanced specialty materials and complex components, serving in various financial leadership roles.
Ryan S. Noble joined the Company in July 2018 as Vice President of Sales and Marketing - Americas. In April 2026, Mr. Noble’s position was changed to Senior Vice President of Sales and Market Development. He has a Bachelor of Science degree from the University of Tennessee. Prior to joining the Company, he was a Regional Sales Director at Wausau Window and Wall Systems, a manufacturer of metal and glass solutions for commercial buildings from 2014 to 2018. From 2008 to 2014, he held several sales management positions at AGC Glass Company, a glass and high performance coatings manufacturer for architectural, residential, interior, and industrial applications.
Elizabeth D. Phillips joined the Company in August 2006 as Human Resources and Training Manager. She was promoted to Director of Human Resources in June 2007 and was elected Vice President of Human Resources in June 2009. In April 2026, Ms. Phillips position was changed to Senior Vice President of People & Culture. Ms. Phillips has a Bachelor of Science degree in Psychology and a Minor in Management from Western Carolina University and holds HR certifications to include SPHR and SHRM-SCP. Prior to joining the Company, she held Human Resources leadership positions at Thomasville Furniture and Hickory

Chair and lastly, prior to joining Kewaunee, was Director of Human Resources for Vanguard Furniture Co., Inc., a manufacturer of household furniture.
Mandar Ranade joined the Company in December 2019 as Vice President of Information Technology. In February 2020, Mr. Ranade's responsibilities were expanded to include Engineering and Standards oversight and he now holds the position of Vice President of Information Technology and Engineering. In April 2026, Mr. Ranade's position was changed to Senior Vice President of Information Technology and Engineering. He has a Master of Business Administration, Finance, from the University of Leeds, Leeds, United Kingdom, and a Bachelor of Engineering, Polymers, from University of Pune, Pune, India. He also has certifications as a Project Management Professional, Certified Scrum Master, ITIL (Foundation) Certification and a Master of Oracle Applications. Prior to joining the Company, Mr. Ranade most recently held the position of Division IT Leader for EnPro Industries-Fairbanks Morse, Wisconsin from 2018 to November 2019. From 2015 to 2018, he held several Director positions, the most recent being Director of Technical Services, with Aurora Health Care, ACL Laboratories, Milwaukee, Wisconsin. Prior to these positions he was Senior Manager of IT with IMS Health, Milwaukee, Wisconsin, from 2010 to 2015, and ThermoFisher Scientific in Two Rivers, Wisconsin, from 2005 to 2010. From 1995 to 2005, he held various IT positions with GE Healthcare, Milwaukee, Wisconsin and Mumbai, India, idm Limited, in Doncaster, UK, and GREAVES Limited, Mumbai, India.

Douglas J. Batdorff joined the Company in June 2020 as Vice President of Manufacturing Operations. He has significant experience in directing and guiding manufacturing operations, focusing on improvement of business performance, maximizing growth and profitability. In April 2026, Mr. Batdorff's position was changed to Senior Vice President of Manufacturing Operations. Mr. Batdorff has a Bachelor of Science Degree in Mechanical Engineering from Michigan State University and a Masters in Manufacturing Operations from Kettering University. Prior to joining the Company, Mr. Batdorff was the Chief Operations Officer for Legacy Cabinets, Inc. in Eastaboga, Alabama from 2018 to 2019. From 2005 to 2018 he held various management positions with Steelcase, the most recent as Director of Manufacturing - US Operations from 2014 to 2018. He was with General Motors, Lansing, Michigan from 1998 to 2004 in many management roles, the most recent being Manufacturing Coordinator - General Assembly - Final Process.
Bhoopathy Sathyamurthy joined the Company in 2000 as General Manager of India Operations and Kewaunee Labway India Pvt. Ltd. He was subsequently promoted to Managing Director of Kewaunee Labway India Pvt. Ltd. He has served as Managing Director of International Operations, which includes responsibilities for all sales and operations in Asia, as well as sales efforts in the Middle East, since September 2013. Mr. Sathyamurthy was elected Vice President of Kewaunee Scientific Corporation Singapore Pte. Ltd., the holding company for Kewaunee's subsidiaries in India and Singapore, in September 2014. In April 2026, Mr. Sathyamurthy's position was changed to Senior Vice President of Kewaunee Scientific Corporation Singapore Pte. Ltd., as well as President of Kewaunee International Group. He holds a Bachelor Degree in Mechanical Engineering from University of Madras and a Masters of Business Administration from University of Madras.
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
The following table sets forth certain information as of April 30, 2026 with respect to compensation plans under which our equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation Plans approved by Security Holders:
2017 Omnibus Incentive Plan	98,422	$15.97	—
2023 Omnibus Incentive Plan	127,858	$38.56	290,636
Equity Compensation Plans not approved by Security Holders:	—	—	—
Total Equity Compensation Plans	226,280		290,636
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

PART IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed or incorporated by reference as part of this Annual Report:

		Page
(a)(1)	Consolidated Financial Statements
	Report of Independent Registered Public Accounting Firm	21
	Consolidated Statements of Operations—Years ended April 30, 2026 and 2025	22
	Consolidated Statements of Comprehensive Income—Years ended April 30, 2026 and 2025	23
	Consolidated Statements of Stockholders' Equity—Years ended April 30, 2026 and 2025	24
	Consolidated Balance Sheets—April 30, 2026 and 2025	25
	Consolidated Statements of Cash Flows—Years ended April 30, 2026 and 2025	26
	Notes to Consolidated Financial Statements	28
(a)(2)	Consolidated Financial Statement Schedules
	Financial statement schedules have been omitted because the information required has been separately disclosed in the consolidated financial statements or related notes.
(a)(3)	Exhibits
	Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which is attached hereto at pages 54 through 56 and which is incorporated herein by reference.
Item 16. Form 10-K Summary
None.

KEWAUNEE SCIENTIFIC CORPORATION
Exhibit Index

			Reference
2	Plan of acquisition
	2.1	Securities Purchase Agreement, dated as of November 1, 2024, by and among Kewaunee Scientific Corporation, Nu Aire, Inc., Richard A. Peters, William F. Peters, Rita Peters Revocable Trust, and any amendments thereto, Richard A. Peters Revocable Trust dated May 18, 2020, and any amendments thereto, William F. Peters 2023 Irrevocable Trust dated December 20, 2023, and any amendments thereto, William F. Peters Revocable Trust, and any amendments thereto, and William F. Peters, as Sellers' Representative	(21)
3	Articles of incorporation and bylaws
	3.1	Conformed copy of Restated Certificate of Incorporation (reflecting all amendments to date)	(10)
	3.2	By-Laws (as amended as of September 10, 2025)	(16)
4	Description of Registrant's Securities
	4.1	Description of Capital Stock	(13)
10	Material Contracts
	10.1*	Re-Established Retirement Plan for Salaried and Hourly Employees of Kewaunee Scientific Corporation (as amended and restated effective January 1, 2024)	(4)
	10.2*	Kewaunee Scientific Corporation Executive Severance Pay Policy	(2)
	10.3*	401(k) Incentive Savings Plan for Salaried and Hourly Employees of Kewaunee Scientific Corporation (as amended and restated effective June 29, 2015)	(6)
	10.3A*	First Amendment to the 401(k) Incentive Savings Plan for Salaried and Hourly Employees of Kewaunee Scientific Corporation (as amended and restated effective January 1, 2020)	(15)
	10.3B*	Second Amendment to the 401(k) Incentive Savings Plan for Salaried and Hourly Employees of Kewaunee Scientific Corporation effective May 15, 2023	(3)
	10.3C*	Third Amendment to the 401(k) Incentive Savings Plan for Salaried and Hourly Employees of Kewaunee Scientific Corporation effective January 1, 2025	(23)
	10.4	Agreement for Purchase and Sale of Real Property dated as of December 22, 2021 between CAI Investments Sub Series 100, LLC and Kewaunee Scientific Corporation	(18)
	10.4A	First Amendment to the Agreement for Purchase and Sale of Real Property dated as of January 21, 2022	(18)
	10.4B	Second Amendment to the Agreement for Purchase and Sale of Real Property dated as of January 24, 2022	(18)
	10.4C	Third Amendment to the Agreement for Purchase and Sale of Real Property dated as of January 26, 2022	(18)
	10.4D	Fourth Amendment to the Agreement for Purchase and Sale of Real Property dated as of March 23, 2022	(10)
	10.5*	401Plus Executive Deferred Compensation Plan (as amended and restated January 1, 2009)	(5)
	10.5A*	Amendment No. One to the Kewaunee Scientific Corporation 401Plus Executive Deferred Compensation Plan	(5)
	10.5B*	Amendment No. Two to the Kewaunee Scientific Corporation 401Plus Executive Deferred Compensation Plan	(9)
	10.6*	Pension Equalization Plan (as amended and restated January 1, 2009)	(5)
	10.6A*	Amendment No. One to the Kewaunee Scientific Corporation Pension Equalization Plan	(5)
	10.7*	Kewaunee Scientific Corporation 2017 Omnibus Incentive Plan	(8)
	10.8*	Kewaunee Scientific Corporation 2023 Omnibus Incentive Plan, as amended	(7)
	10.9*	Offer Letter to Donald T. Gardner III dated April 2, 2019.	(11)
	10.10*	Change of Control Employment Agreement dated as of June 18, 2019 between Kewaunee Scientific Corporation and Thomas D. Hull III.	(12)
	10.11*	Change of Control Employment Agreement dated as of June 18, 2019 between Kewaunee Scientific Corporation and Donald T. Gardner III.	(12)
	10.12*	Change of Control Employment Agreement dated as of June 18, 2019 between Kewaunee Scientific Corporation and Elizabeth D. Phillips.	(12)

		Reference
10.13*	Change of Control Employment Agreement dated as of June 18, 2019 between Kewaunee Scientific Corporation and Ryan S. Noble.	(12)
10.14*	Employment agreement dated October 1, 2017 between Kewaunee Labway India Pvt. Ltd and Bhoopathy Sathyamurthy.	(13)
10.15*	Employment Agreement dated as of October 28, 2019 between Kewaunee Scientific Corporation and Mandar Ranade	(14)
10.16*	Change of Control Employment Agreement dated as of December 2, 2019 between Kewaunee Scientific Corporation and Mandar Ranade	(15)
10.17*	Offer Letter dated as of May 7, 2020 between Kewaunee Scientific Corporation and Douglas J. Batdorff	(17)
10.18*	Change of Control Employment Agreement dated as of June 1, 2020 between Kewaunee Scientific Corporation and Douglas J. Batdorff	(17)
10.19*	Retention Bonus Agreement, dated March 18, 2024, by and between Kewaunee Scientific Corporation and Thomas D. Hull III.	(19)
10.20*	Retention Bonus Agreement, dated June 26, 2024, by and between Kewaunee Scientific Corporation and Donald T. Gardner III	(20)
10.21	Loan Agreement, dated as of November 1, 2024, between Kewaunee Scientific Corporation and PNC Bank, National Association	(21)
10.21A	First Amendment to Loan Agreement, dated December 4, 2025, by and between Kewaunee Scientific Corporation and PNC Bank, National Association	(22)
10.22	Form of Security Agreement	(21)
19.1	Insider Trading Policy	(1)
21.1	Subsidiaries of the Company	(1)
23.1	Consent dated June 26, 2026 of Forvis Mazars, LLP, Independent Registered Public Accounting Firm	(1)
31.1	Certification of Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)	(1)
31.2	Certification of Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a)	(1)
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(1)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(1)
97.1	Kewaunee Scientific Corporation Incentive-Based Compensation Recovery Policy	(1)
101.INS	XBRL Instance Document	(1)
101.SCH	XBRL Taxonomy Extension Schema Document	(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	(1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	(1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	(1)
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	(1)
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
(16)Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on September 11, 2025, and incorporated herein by reference.
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
(22)    Filed as an exhibit to the Kewaunee Scientific Corporation Current Report on Form 8-K (Commission File No. 0-5286) filed on December 4, 2025, and incorporated herein by reference.
(23)    Filed as an exhibit to the Kewaunee Scientific Corporation Annual Report to the Securities and Exchange Commission on Form 10-K (Commission File No. 0-5286) for the fiscal year ended April 30, 2025, and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEWAUNEE SCIENTIFIC CORPORATION

By:	/s/ Thomas D. Hull III
Thomas D. Hull III
President and Chief Executive Officer
Date: June 26, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on June 26, 2026.

(i)	Principal Executive Officer

/s/ Thomas D. Hull III
Thomas D. Hull III
President and Chief Executive Officer

(ii)	Principal Financial and Accounting Officer

/s/ Donald T. Gardner III
Donald T. Gardner III
Vice President, Finance
Chief Financial Officer,
Treasurer and Secretary

(iii)	A majority of the Board of Directors:

/s/ Keith M. Gehl	/s/ John D. Russell
Keith M. Gehl	John D. Russell

/s/ Margaret B. Pyle	/s/ Donald F. Shaw
Margaret B. Pyle	Donald F. Shaw

/s/ Thomas D. Hull, III	/s/ J. Jette Campbell
Thomas D. Hull, III	J. Jette Campbell

/s/ David S. Rhind
David S. Rhind