Form 10-Q
period 2026-07-31
KEWAUNEE SCIENTIFIC CORP /DE/
filed 2026-09-11
CIK 55529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 8, 2026, the registrant had outstanding 2,895,347 shares of Common Stock.

KEWAUNEE SCIENTIFIC CORPORATION
INDEX TO FORM 10-Q
For The Quarterly Period Ended July 31, 2026

i

PART I. FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements

Kewaunee Scientific Corporation
Condensed Consolidated Statements of Operations
(Unaudited)
($ and shares in thousands, except per share amounts)

	Three Months Ended July 31,
	2026	2025
Net sales	$66,320	$71,104
Cost of products sold	46,681	50,174
Gross profit	19,639	20,930
Operating expenses	16,481	16,120
Operating profit	3,158	4,810
Other income, net	28	168
Interest expense	(626)	(1,058)
Profit before income taxes	2,560	3,920
Income tax expense	717	761
Net earnings	1,843	3,159
Less: Net earnings attributable to the non-controlling interest	137	66
Net earnings attributable to Kewaunee Scientific Corporation	$1,706	$3,093

Net earnings per share attributable to Kewaunee Scientific Corporation stockholders
Basic	$0.59	$1.08
Diluted	$0.58	$1.04
Weighted average number of common shares outstanding
Basic	2,880	2,851
Diluted	2,921	2,963

See accompanying notes to Condensed Consolidated Financial Statements.

Kewaunee Scientific Corporation
Condensed Consolidated Statements of Comprehensive Earnings
(Unaudited)
($ in thousands)

	Three Months Ended July 31,
	2026	2025
Net earnings	$1,843	$3,159
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(5)	(410)
Other comprehensive loss	(5)	(410)
Comprehensive earnings, net of tax	1,838	2,749
Less: Comprehensive earnings attributable to the non-controlling interest	137	66
Comprehensive earnings attributable to Kewaunee Scientific Corporation	$1,701	$2,683

See accompanying notes to Condensed Consolidated Financial Statements.

Kewaunee Scientific Corporation
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
($ in thousands, except per share amounts)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Kewaunee Scientific Corporation Stockholders' Equity
Balance at April 30, 2026	$7,423	$7,019	$(3,647)	$68,537	$(4,614)	$74,718
Net earnings attributable to Kewaunee Scientific Corporation	—	—	—	1,706	—	1,706
Other comprehensive loss	—	—	—	—	(5)	(5)
Stock-based compensation	108	(993)	—	—	—	(885)
Purchase of Treasury Stock, 14,290 shares	—	—	(529)	—	—	(529)
Balance at July 31, 2026	$7,531	$6,026	$(4,176)	$70,243	$(4,619)	$75,005

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Kewaunee Scientific Corporation Stockholders' Equity
Balance at April 30, 2025	$7,353	$5,635	$(3,647)	$58,919	$(3,803)	$64,457
Net earnings attributable to Kewaunee Scientific Corporation	—	—	—	3,093	—	3,093
Other comprehensive loss	—	—	—	—	(410)	(410)
Stock-based compensation	68	(130)	—	—	—	(62)
Balance at July 31, 2025	$7,421	$5,505	$(3,647)	$62,012	$(4,213)	$67,078

See accompanying notes to Condensed Consolidated Financial Statements.

Kewaunee Scientific Corporation
Condensed Consolidated Balance Sheets
($ and shares in thousands, except per share amounts)

	July 31, 2026	April 30, 2026
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$8,246	$9,950
Restricted cash	2,015	1,667
Receivables, less allowance; $667; $633, on each respective date	58,197	58,738
Inventories	29,786	30,533
Prepaid expenses and other current assets	5,707	4,509
Total Current Assets	103,951	105,397
Property, plant and equipment, at cost	75,146	74,375
Accumulated depreciation	(53,214)	(52,008)
Property, plant and equipment, net	21,932	22,367
Right of use assets	10,277	10,791
Deferred income taxes	3,642	3,829
Intangible assets, net	15,910	16,294
Goodwill	12,487	12,487
Other assets	7,601	7,146
Total Assets	$175,800	$178,311

Liabilities and Stockholders' Equity
Current Liabilities:
Short-term borrowings	$627	$74
Current portion of financing liability	887	867
Current portion of term loans	4,893	4,893
Current portion of financing lease liabilities	71	70
Current portion of operating lease liabilities	4,100	3,775
Accounts payable	21,557	22,455
Employee compensation and amounts withheld	6,677	8,822
Deferred revenue	5,185	4,152
Other accrued expenses	3,238	3,243
Total Current Liabilities	47,235	48,351
Long-term portion of financing liability	25,533	25,765
Long-term portion of term loans	13,581	14,804
Long-term portion of financing lease liabilities	263	282
Long-term portion of operating lease liabilities	5,517	6,287
Accrued pension and deferred compensation costs	5,165	4,807
Deferred income taxes	995	913
Other non-current liabilities	291	290
Total Liabilities	98,580	101,499
Commitments and Contingencies
Stockholders' Equity:
Common stock, $2.50 par value, Authorized – 5,000 shares; Issued – 3,012 shares; 2,969 shares; Outstanding – 2,895 shares; 2,866 shares, on each respective date	7,531	7,423
Additional paid-in-capital	6,026	7,019
Retained earnings	70,243	68,537
Accumulated other comprehensive loss	(4,619)	(4,614)
Common stock in treasury, at cost, 117 shares; 103 shares, on each respective date	(4,176)	(3,647)
Total Kewaunee Scientific Corporation Stockholders' Equity	75,005	74,718
Non-controlling interest	2,215	2,094
Total Stockholders' Equity	77,220	76,812
Total Liabilities and Stockholders' Equity	$175,800	$178,311
See accompanying notes to Condensed Consolidated Financial Statements.

Kewaunee Scientific Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)
($ in thousands)

	Three Months Ended July 31,
	2026	2025
Cash flows from operating activities:
Net earnings	$1,843	$3,159
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,591	1,549
Provision for credit losses	67	19
Stock-based compensation expense	1,899	521
Cash-settled restricted stock units	(1,753)	—
Deferred income taxes	269	(154)
Accrued payment in kind ("PIK") interest	—	445
Amortization of deferred financing costs	56	94
Change in assets and liabilities:
Receivables	474	5,468
Inventories	747	(2,074)
Accounts payable and other accrued expenses	(3,047)	(1,525)
Deferred revenue	1,032	(1,090)
Other, net	(1,202)	(621)
Net cash provided by operating activities	1,976	5,791
Cash flows from investing activities:
Capital expenditures	(772)	(771)
Net cash used in investing activities	(772)	(771)
Cash flows from financing activities:
Repayments on term loans	(1,250)	(750)
Proceeds from short-term borrowings	17,797	1,377
Repayments on short-term borrowings	(17,244)	(1,869)
Payments on sale-leaseback financing transaction	(226)	(207)
Payments on long-term lease obligations	(17)	(14)
Taxes paid related to net share settlement of equity awards	(1,030)	—
Purchase of treasury stock	(529)	—
Net cash used in financing activities	(2,499)	(1,463)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(61)	(280)
(Decrease) increase in cash, cash equivalents and restricted cash	(1,356)	3,277
Cash, cash equivalents and restricted cash, beginning of period	11,617	17,164
Cash, cash equivalents and restricted cash, end of period	$10,261	$20,441

See accompanying notes to Condensed Consolidated Financial Statements.

Kewaunee Scientific Corporation
Condensed Consolidated Statements of Cash Flows (Cont'd)
(Unaudited)
($ in thousands)

	Three Months Ended July 31,
	2026	2025
Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$568	$524

Noncash investing and financing activities:
Employee taxes withheld for stock-based compensation in stock	$—	$671

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
These interim Condensed Consolidated Financial Statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of these financial statements and should be read in conjunction with the Consolidated Financial Statements and Notes included in the Company's 2026 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. The Condensed Consolidated Balance Sheet as of April 30, 2026 included in this interim period filing has been derived from the audited consolidated financial statements at that date, but does not include all of the information and related notes required by GAAP for complete financial statements.
The preparation of the interim Condensed Consolidated Financial Statements requires management to make certain estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.
B. Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less. During the three months ended July 31, 2026 and twelve months ended April 30, 2026, the Company had cash deposits in excess of FDIC insured limits. The Company has not experienced any losses from such deposits. Restricted cash includes bank deposits of subsidiaries used for performance guarantees against customer orders.
The Company includes restricted cash along with the cash balance for presentation in the Condensed Consolidated Statements of Cash Flows. The reconciliation between the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Cash Flows is as follows (in thousands):

	July 31, 2026	April 30, 2026
Cash and cash equivalents	$8,246	$9,950
Restricted cash	2,015	1,667
Total cash, cash equivalents and restricted cash	$10,261	$11,617
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

Disaggregated Revenue
During fiscal year 2026, the Company renamed its Domestic reportable segment to Lab Products Group ("LPG") to better align with the segment's expanded business activities, organizational structure, and strategic direction. This segment name change had no impact on the composition of the Company's reportable segments or on previously reported financial position, results of operations, cash flows, or segment operating results.
A summary of net sales transferred to customers over time and at a point in time for the periods ended July 31, 2026 and July 31, 2025 is as follows (in thousands):

	Three Months Ended
	July 31, 2026			July 31, 2025
	LPG	International	Total	LPG	International	Total
Over Time	$31,107	$15,452	$46,559	$32,713	$16,752	$49,465
Point in Time	19,761	—	19,761	21,639	—	21,639
Total	$50,868	$15,452	$66,320	$54,352	$16,752	$71,104

Contract Balances
The closing balances of contract assets included $12,435,000 in accounts receivable at July 31, 2026. The opening balance of contract assets arising from contracts with customers included $14,163,000 in accounts receivable at April 30, 2026. The closing and opening balances of contract liabilities included in deferred revenue arising from contracts with customers were $5,185,000 at July 31, 2026 and $4,152,000 at April 30, 2026. The timing of revenue recognition, billings and cash collections results in accounts receivable, unbilled receivables, and deferred revenue which are disclosed in the Condensed Consolidated Balance Sheets and in the Notes to the Condensed Consolidated Financial Statements. In general, the Company receives payments from customers based on a billing schedule established in its contracts. Unbilled receivables represent amounts earned which have not yet been billed in accordance with contractually stated billing terms and are included in receivables on the Condensed Consolidated Balance Sheets. Receivables are recorded when the right to consideration becomes unconditional and the Company has a right to invoice the customer. Deferred revenue relates to payments received in advance of performance under the contract. Deferred revenue is recognized as revenue as (or when) the Company performs under the contract. Approximately 97% and 92% of the contract liability balances at April 30, 2026 and July 31, 2026, respectively, are expected to be recognized as revenue during the respective succeeding 12 months, with the remaining balance primarily related to international operations, which generally have longer delivery and collection cycles.
D. Inventories
The Company measures inventories using the first-in, first-out method at the lower of cost or net realizable value. Inventories consisted of the following (in thousands):

	July 31, 2026	April 30, 2026
Finished products	$3,907	$4,704
Work in process	4,859	5,614
Raw materials	21,020	20,215
Total	$29,786	$30,533
The Company's International subsidiaries' inventories were $2,758,000 at July 31, 2026 and $2,848,000 at April 30, 2026 and are included in the above table.

E. Fair Value of Financial Instruments
The Company's financial instruments consist primarily of cash and equivalents, mutual funds, a sale-leaseback financing liability, term loans, and short-term borrowings. The carrying value of these assets and liabilities approximates their fair value. The following tables summarize the Company's fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of July 31, 2026 and April 30, 2026 (in thousands):

	July 31, 2026
Financial Assets	Level 1	Level 2	Total
Trading securities held in non-qualified compensation plans (1)	$3,026	$—	$3,026
Cash surrender value of life insurance policies (1)	—	1,591	1,591
Total	$3,026	$1,591	$4,617
Financial Liabilities
Non-qualified compensation plans (2)	$—	$5,165	$5,165
Total	$—	$5,165	$5,165

	April 30, 2026
Financial Assets	Level 1	Level 2	Total
Trading securities held in non-qualified compensation plans (1)	$2,720	$—	$2,720
Cash surrender value of life insurance policies (1)	—	1,587	1,587
Total	$2,720	$1,587	$4,307
Financial Liabilities
Non-qualified compensation plans (2)	$—	$4,807	$4,807
Total	$—	$4,807	$4,807
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

F. Goodwill and Other Intangible Assets
On November 1, 2024, the Company recorded goodwill of $14.2 million on its Condensed Consolidated Balance Sheet in connection with its acquisition (the "Nu Aire Acquisition") of Nu Aire, Inc. ("Nu Aire"). During the year ended April 30, 2025, the Company recorded a $1.8 million measurement period adjustment to increase inventory as a result of revised capitalized variances related to work-in-progress as of the acquisition date, with a corresponding decrease to Goodwill, net of the tax impact. See Note 4, Nu Aire Acquisition included in the Company's 2026 Annual Report on Form 10-K for additional information. No impairment losses on goodwill were recorded during the three months ended July 31, 2026. The ending balance of goodwill at July 31, 2026 and April 30, 2026 was approximately $12.5 million.
Also in connection with the Nu Aire Acquisition, the Company recorded other intangible assets on November 1, 2024 of $18.6 million on its Condensed Consolidated Balance Sheet. See Note 4, Nu Aire Acquisition included in the Company's 2026 Annual Report on Form 10-K for additional information. The gross carrying amount and accumulated amortization of the Company's intangible assets other than goodwill as of July 31, 2026 and April 30, 2026 were as follows:

		July 31, 2026
($ in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	10 years	$9,800	$(1,715)	$8,085
Trade names and trademarks	indefinite	4,900	—	4,900
Developed technology	7 years	3,900	(975)	2,925
Total		$18,600	$(2,690)	$15,910

		April 30, 2026
($ in thousands)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	10 years	$9,800	$(1,470)	$8,330
Trade names and trademarks	indefinite	4,900	—	4,900
Developed technology	7 years	3,900	(836)	3,064
Total		$18,600	$(2,306)	$16,294
Expected future amortization expense related to intangible assets, net as of July 31, 2026, excluding trade names and trademarks, are as follows:

($ in thousands)
Remainder of fiscal 2027	$1,153
2028	1,537
2029	1,537
2030	1,537
2031	1,537
Thereafter	3,709
Total	$11,010

G. Long-term Debt and Other Credit Arrangements
The components of the Company's long-term debt at July 31, 2026 and April 30, 2026, excluding lease, deferred financing costs of $0.4 million and $0.4 million related to the debt at each respective date, and sale-leaseback-related activity, as presented on the Condensed Consolidated Balance Sheet were as follows:

($ in thousands)	July 31, 2026	April 30, 2026
Term Loan	$10,000	$10,750
First Amendment Term Loan	8,833	9,333
Total outstanding balance under Amended Loan Agreement	18,833	20,083
Total long-term debt	$18,833	$20,083

Current portion of Term Loan	$3,000	$3,000
Current portion of First Amendment Term Loan	2,000	2,000
Current portion of Amended Loan Agreement balance	5,000	5,000
Total current portion of long-term debt	5,000	5,000

Non-current portion of Term Loan	7,000	7,750
Non-current portion of First Amendment Term Loan	6,833	7,333
Non-current portion of Amended Loan Agreement balance	13,833	15,083
Total non-current portion of long-term debt	13,833	15,083
Total long-term debt	$18,833	$20,083
See Note I, Leases, for more information on any long-term debt related to the Company's lease portfolio and Note H, Sale-Leaseback Financing Transaction, for more information on any long-term debt related to the Company's sale-leaseback financing transaction.
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
There were no advances outstanding under the Revolving Credit Facility at July 31, 2026 and April 30, 2026. Amounts available under the Revolving Credit Facility were $20.0 million at July 31, 2026 and April 30, 2026.
For the Revolving Credit Facility, the interest rate will be selected by the Company at each advance from one of two options. Option 1 is a base rate option. Option 2 is a daily secured overnight financing rate. There is an unused fee of 0.15% to 0.25%, determined by the ratio of senior debt to the Company’s EBITDA, of the unused daily balance of the Revolving Credit Facility. For the Term Loan, the principal will be paid in 60 substantially equal monthly installments over the term of the Loan Agreement. For the First Amendment, the principal will be paid in 59 substantially equal monthly installments over the term of the agreement. Interest will be paid at the same time and calculated on the outstanding principal balance at an interest rate equal to the rate under Option 2 of the Revolving Credit Facility. The borrowing rate on the Term Loans was 5.19% as of July 31, 2026, as compared to 5.27% as of April 30, 2026. The Company recorded interest expense of $261,000 related to the Term Loans for the three months ended July 31, 2026. The Company recorded interest expense of $225,000 related to the Term Loan for the three months ended July 31, 2025.
The Amended Loan Agreement has customary reporting covenants. The principal financial covenants require that (1) the Company maintain on a consolidated basis a ratio of senior funded indebtedness to EBITDA of not more than 2.50 to 1.00 and (2) a fixed charge coverage ratio of at least 1.20 to 1.00. The Loan Agreement also contains covenants prohibiting under certain circumstances (1) the incurrence of certain indebtedness, (2) the granting of security interests by the Company to persons other than PNC, (3) the delivery of guaranties for debts of third parties, and (4) certain transactions not in the ordinary course of business. At July 31, 2026 and April 30, 2026, the Company was in compliance with all of the financial covenants under the Amended Loan Agreement.
Seller Notes
As discussed in Note 4, Nu Aire Acquisition included in the Company's 2026 Annual Report on Form 10-K, $23.0 million of the aggregate purchase price paid in the Nu Aire Acquisition was paid by the issuance of subordinated seller notes (the "Seller Notes") entered into by the Company on November 1, 2024. The Seller Notes accrued interest at 8% per annum and were scheduled to mature on November 1, 2027, at which time the outstanding principal amount and all unpaid accrued interest were to become due and payable by the Company.
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
International Subsidiaries Short-Term Borrowings
The Company's International subsidiaries had a balance outstanding of $627,000 in short-term borrowings related to overdraft protection and short-term loan arrangements at July 31, 2026. The Company's International subsidiaries had a balance outstanding at April 30, 2026 of $74,000 in short-term borrowings related to overdraft protection and short-term loan arrangements.

H. Sale-Leaseback Financing Transaction

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
As of July 31, 2026, the carrying value of the financing liability was $26,420,000, net of $519,000 in debt issuance costs, of which $887,000 was classified as current on the Condensed Consolidated Balance Sheet with $25,533,000 classified as long-term. As of April 30, 2026, the carrying value of the financing liability was $26,632,000, net of $533,000 in debt issuance costs, of which $867,000 was classified as current on the Consolidated Balance Sheet with $25,765,000 classified as long-term. The monthly lease payments are split between a reduction of principal and interest expense using the effective interest rate method. Interest expense associated with the financing arrangement was $299,000 and $308,000 for the three months ended July 31, 2026 and July 31, 2025, respectively.
The Company will continue to depreciate the building down to zero over the 20-year assumed economic life of the property so that at the end of the lease term, the remaining carrying amount of the financing liability will equal the carrying amount of the land of $41,000.
Remaining future cash payments related to the financing liability as of July 31, 2026 are as follows:

($ in thousands)
Remainder of fiscal 2027	$1,538
2028	2,090
2029	2,132
2030	2,175
2031	2,218
Thereafter	27,342
Total Minimum Liability Payments	37,495
Imputed Interest	(11,075)
Total	$26,420

I. Leases
The Company recognizes lease assets and lease liabilities reflecting the rights and obligations created by operating type leases for real estate and equipment in both the U.S. and internationally and financing leases for vehicles and IT equipment in the U.S. At July 31, 2026 and April 30, 2026, right-of-use assets totaled $10,277,000 and $10,791,000, respectively. Operating cash paid to settle lease liabilities was $1,208,000 and $1,040,000 for the three months ended July 31, 2026 and July 31, 2025, respectively. The Company's leases have remaining lease terms of up to six years. In addition, some of the leases may include options to extend the leases for up to five years or options to terminate the leases within one year. Operating lease expense was $1,619,000 for the three months ended July 31, 2026, inclusive of period cost for short-term leases, not included in lease liabilities, of $411,000. Operating lease expense was $1,458,000 for the three months ended July 31, 2025, inclusive of period cost for short-term leases, not included in lease liabilities, of $418,000.
At July 31, 2026, the weighted average remaining lease term for the capitalized operating leases was 2.9 years and the weighted average discount rate was 6.1%. For the financing leases, the weighted average remaining lease term was 4.2 years and the weighted average discount rate was 7.6%. As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of those lease payments. The Company uses the implicit rate when readily determinable.
Future minimum lease payments under non-cancelable leases as of July 31, 2026 were as follows:

($ in thousands)	Operating	Financing
Remainder of fiscal 2027	$3,531	$70
2028	3,032	94
2029	2,137	94
2030	1,639	94
2031	117	38
Thereafter	43	—
Total Minimum Lease Payments	10,499	390
Imputed Interest	(882)	(56)
Total	$9,617	$334
In August 2026, the Company entered into a new lease that has not yet commenced as of July 31, 2026 with future minimum lease payments in aggregate of approximately $8.3 million that are not yet reflected on the Condensed Consolidated Balance Sheet. This lease is expected to commence in the fourth quarter of fiscal year 2027 with a lease term of 128 months.
J. Stockholders' Equity
Common Stock
The Company is authorized to issue 5,000,000 shares of Common Stock, par value of $2.50 per share. Holders of the Company's Common Stock are entitled to one vote per share. As of July 31, 2026 and April 30, 2026, there were approximately 2,895,000 and 2,866,000 shares, respectively, of Common Stock outstanding. The Company has not declared or paid any dividends with respect to its Common Stock during the three months ended July 31, 2026. The declaration and payment of any future dividends is at the discretion of the Board of Directors and will depend upon many factors, including the Company's earnings, capital requirements, investment and growth strategies, financial conditions, the terms of the Company's indebtedness, which contains provisions that could limit the payment of dividends in certain circumstances, and other factors that the Board of Directors may deem to be relevant.
Share Repurchase Program
On August 31, 2023, the Board of Directors of the Company adopted a share repurchase program with authorization to repurchase up to 100,000 shares. There is no expiration date and currently, management has no plans to terminate this program.

On March 12, 2025, the Board of Directors amended the existing share repurchase program to authorize the repurchase of up to an additional 100,000 shares of the Company's common stock (as amended, the "Program"). The Program does not have a specified expiration date and the timing and amount of any repurchase under this Program will be determined by the Company's management at its discretion based upon its ongoing assessment of the capital needs of the business, the market price of the Company's common stock, and general market conditions. The Company repurchased 14,290 shares of the Company's common stock during the three months ended July 31, 2026 for approximately $528,000, excluding other costs such as broker commissions and fees. As of July 31, 2026, the total remaining purchase authorization was 86,313 shares.
K. Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the assumed exercise of outstanding options and the conversion of restricted stock units ("RSUs") under the Company's various stock compensation plans, except when RSUs and options have an antidilutive effect. There were no antidilutive RSUs and options outstanding at July 31, 2026. There were no antidilutive RSUs and options outstanding at July 31, 2025. The following is a reconciliation of basic to diluted weighted average common shares outstanding (in thousands):

	Three Months Ended
	July 31, 2026	July 31, 2025
Basic	2,880	2,851
Dilutive effect of stock options and RSUs	41	112
Weighted average common shares outstanding - diluted	2,921	2,963
L. Stock-based Compensation
The Company recognizes compensation costs related to stock options and other stock awards granted by the Company as operating expenses over their vesting period.
In August 2023, the stockholders approved the 2023 Omnibus Incentive Plan ("2023 Plan"), which enables the Company to grant equity-based awards, with potential recipients including directors, consultants, and employees. This plan replaced the 2017 Omnibus Incentive Plan ("2017 Plan"). At the date of approval of the 2023 Plan, there were 64,633 shares available for new awards under the 2017 Plan, and 168,791 shares available for issuance under equity awards outstanding under the 2017 Plan. These shares that were available for new awards and any shares subject to outstanding awards under the 2017 Plan that subsequently cease to be subject to such awards are available under the 2023 Plan. The 2023 Plan also increased the total number of shares reserved for issuance under the Company's equity compensation plans by 310,000, for a total of 374,633 shares initially reserved for issuance under the 2023 Plan. At July 31, 2026, there were 266,240 shares available for future issuance under the 2023 Plan.
In June 2026, the Company granted 97,152 RSUs under the 2023 Plan. These RSUs include both a service and a performance component, vesting over a three-year period. The recognized expense is based upon the vesting period for service criteria and estimated attainment of the performance criteria at the end of the three-year period, based on the ratio of cumulative days of service to total days over the three-year period. The Company recorded stock-based compensation expense of $1,749,000 during the three months ended July 31, 2026, with the remaining estimated stock-based compensation expense of $4,610,000 to be recorded over the remaining vesting periods. The Company recorded stock-based compensation expense of $431,000 during the three months ended July 31, 2025. Director's fees paid with shares of common stock in lieu of cash in accordance with Director compensation guidelines were $150,000 for the three months ended July 31, 2026, all of which was included in stock-based compensation.
M. Income Taxes
Income tax expense of $717,000 and $761,000 was recorded for the three months ended July 31, 2026 and 2025, respectively. The effective tax rate was 28.0% for the three months ended July 31, 2026 compared to 19.4% for the three months ended July 31, 2025. The effective tax rate for the current three month period reflects the mix of domestic and foreign earnings, which are subject to different tax rates, a discrete benefit resulting from the vesting of restricted stock units, and additional expense associated with the Company's indefinite reinvestment assertion for Kewaunee Labway India Pvt. Ltd.
In August 2019, the Company revoked its indefinite reinvestment assertion with respect to the unremitted earnings of its Singapore and Kewaunee Labway India Pvt. Ltd. subsidiaries in accordance with ASC 740 Income Taxes. As a result, the Company has a deferred tax liability of $1,449,000 and $1,376,000 as of July 31, 2026 and April 30, 2026, respectively, related to withholding taxes on the unremitted earnings of Kewaunee Labway India Pvt. Ltd.

N. Segment Information
In accordance with ASC 280, Segment Reporting, the Company's operations are classified into two business segments: Lab Products Group ("LPG") and International. During fiscal year 2026, the Company renamed its Domestic reportable segment to Lab Products Group to better align with the segment's expanded business activities, organizational structure, and strategic direction. This segment name change had no impact on the composition of the Company's reportable segments or on previously reported financial position, results of operations, cash flows, or segment operating results.
The LPG business segment principally designs, manufactures, and installs scientific and technical furniture, including steel and wood laboratory cabinetry, fume hoods, flexible systems, worksurfaces, workstations, workbenches, and computer enclosures. On November 1, 2024, the Company completed its acquisition of Nu Aire, whose operating results are reflected in the LPG segment, expanding the Company's LPG capabilities through its manufacturing of biological safety cabinets, CO2 incubators, ultralow freezers, and other essential laboratory products. See Note 4, Nu Aire Acquisition included in the Company's 2026 Annual Report on Form 10-K for additional information. The International business segment, which consists of the Company's foreign subsidiaries, provides products and services, including facility design, detailed engineering, construction, and project management from the planning stage through testing and commissioning of laboratories.
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

The following tables provide financial information by business segment and unallocated corporate expenses for the periods ended July 31, 2026 and 2025 (in thousands):

	LPG	International	Corporate / Eliminations	Total
Three Months Ended July 31, 2026
Revenues from external customers	$50,868	$15,452	$—	$66,320
Intersegment revenues	854	1,849	(2,703)	—
Depreciation and amortization	1,501	89	1	1,591
Interest expense	301	11	314	626
Earnings (loss) before income taxes	4,783	1,354	(3,577)	2,560
Income tax expense (benefit)	894	423	(600)	717
Net earnings attributable to non-controlling interest	—	137	—	137
Net earnings (loss) attributable to Kewaunee Scientific Corporation	3,889	794	(2,977)	1,706
Segment assets	135,239	40,561	—	175,800
Expenditures for segment assets	705	67	—	772
Revenues (excluding intersegment) from customers in foreign countries	2,067	15,452	—	17,519

Three Months Ended July 31, 2025
Revenues from external customers	$54,352	$16,752	$—	$71,104
Intersegment revenues	85	1,039	(1,124)	—
Depreciation and amortization	1,428	96	25	1,549
Interest expense	313	13	732	1,058
Earnings (loss) before income taxes	5,835	1,143	(3,058)	3,920
Income tax expense (benefit)	1,113	434	(786)	761
Net earnings attributable to non-controlling interest	—	66	—	66
Net earnings (loss) attributable to Kewaunee Scientific Corporation	4,722	643	(2,272)	3,093
Segment assets	153,302	40,184	—	193,486
Expenditures for segment assets	671	100	—	771
Revenues (excluding intersegment) from customers in foreign countries	2,767	16,752	—	19,519
O. New Accounting Standards
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
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The Company's 2026 Annual Report on Form 10-K contains management's discussion and analysis of the Company's financial condition and results of operations as of and for the fiscal year ended April 30, 2026. The following discussion and analysis describes material changes in the Company's financial condition since April 30, 2026. The analysis of results of operations compares the three months ended July 31, 2026 with the comparable period of the prior year.

Critical Accounting Estimates
In the ordinary course of business, the Company may make estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of our consolidated financial statements in conformity with generally accepted accounting principles in the United States of America. Actual results could differ significantly from those estimates. There have been no material changes to the Company's determination of its most critical accounting estimates, which are those that are most important to the portrayal of our financial condition and results of operations, and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain, from those described in Part II, Item 7 of the Company's 2026 Annual Report on Form 10-K under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" beyond those set forth below.
Results of Operations
Sales for the quarter were $66,320,000, a decrease from sales of $71,104,000 in the comparable period of the prior year. LPG sales for the quarter were $50,868,000, down 6.4% when compared to sales of $54,352,000 in the comparable period of the prior year. The decrease in LPG sales primarily reflected lower demand in the domestic laboratory construction market, most notably in the life sciences market. International sales for the quarter were $15,452,000, down 7.8% when compared to sales of $16,752,000 in the comparable period of the prior year. International sales decreased when compared to the prior year period due to softer market conditions in India, partially offset by increased activity across the broader Asia-Pacific region.
The Company's order backlog was $169.0 million at July 31, 2026, as compared to $205.0 million at July 31, 2025, and $165.9 million at April 30, 2026.
The gross profit margin for the three months ended July 31, 2026 was 29.6% of sales, as compared to 29.4% of sales in the comparable quarter of the prior year. The change in gross profit margin percentage for the three months ended July 31, 2026 was primarily driven by improved margin performance within the International segment.
Operating expenses for the three months ended July 31, 2026 were $16,481,000, or 24.9% of sales, as compared to $16,120,000, or 22.7% of sales, in the comparable period of the prior year. Operating expenses for the three months ended July 31, 2026 remained relatively flat.
Interest expense was $626,000 for the three months ended July 31, 2026, as compared to $1,058,000 for the comparable period of the prior year. The change in interest expense was due to changes in the levels of bank and other borrowings and interest rates.
Income tax expense of $717,000 and $761,000 were recorded for the three months ended July 31, 2026 and 2025, respectively. The effective income tax rate for the three months ended July 31, 2026 was 28.0%, as compared to 19.4% for the three months ended July 31, 2025. The effective tax rate for the current three month period reflects the mix of domestic and foreign earnings, which are subject to different tax rates, a discrete benefit resulting from the vesting of restricted stock units, and additional expense associated with the Company's indefinite reinvestment assertion for Kewaunee Labway India Pvt. Ltd. See Note M, Income Taxes, of the Notes to Condensed Consolidated Financial Statements for additional information.
Non-controlling interests related to the Company's subsidiaries not 100% owned by the Company decreased net earnings by $137,000 for the three months ended July 31, 2026, as compared to $66,000 for the comparable period of the prior year. The change in the net earnings attributable to the non-controlling interest in the current period was due to changes in earnings (losses) of the subsidiaries in the related period.
Net earnings was $1,706,000, or $0.58 per diluted share, for the three months ended July 31, 2026, compared to net earnings of $3,093,000, or $1.04 per diluted share, in the prior year period.
Liquidity and Capital Resources
Our principal sources of liquidity have historically been funds generated from operating activities, supplemented as needed by borrowings under our active revolving credit facility, currently the Revolving Credit Facility with PNC. Additionally, certain machinery and equipment are financed by non-cancellable operating and financing leases. The Company believes that these sources will be sufficient to support ongoing business requirements in the current fiscal year, including capital expenditures.
The Company had working capital of $56,716,000 at July 31, 2026, compared to $57,046,000 at April 30, 2026. The ratio of current assets to current liabilities was 2.2-to-1.0 at July 31, 2026, compared to 2.2-to-1.0 at April 30, 2026.

The Company's operating activities provided cash of $1,976,000 during the three months ended July 31, 2026. Net cash provided by operating activities was primarily driven by operations and decreases in receivables of $0.5 million, decreases in inventories of $0.7 million, and increases in deferred revenue of $1.0 million, partially offset by decreases in accounts payable and other accrued expenses of $3.0 million, and a change in other, net of $1.2 million. During the three months ended July 31, 2026, the Company used net cash of $772,000 in investing activities related to capital expenditures. The Company's financing activities used net cash of $2,499,000 during the three months ended July 31, 2026, primarily related to the servicing of the Company's long-term debt arrangements, the repurchase of shares of the Company's common stock, and the payment of employee taxes withheld for stock-based compensation.
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
Kewaunee's first quarter results for fiscal year 2027 align with the expectations previously communicated regarding the ongoing impact of broad geopolitical and economic uncertainty on project award and release timelines. While these conditions may continue to influence the timing of project activity, the Company continues to experience healthy customer engagement and opportunity levels, and quoting activity remains strong across its markets.
Kewaunee continues to execute its strategy in these challenging market conditions, strengthening the Company’s competitive position through the strength of its brands, the breadth of its capabilities, and its commitment to delivering exceptional value and service to its customers.
While remaining attentive to near-term market conditions, the Company continues to focus on the long term through operational improvement initiatives, enhancement of its commercial capabilities, and disciplined execution of its customer-focused strategy. Management believes these efforts position the Company well as quoting activity converts into project awards and releases.
Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
Certain statements in this document constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). All statements other than statements of historical fact included in this Quarterly Report, including statements regarding the Company's future financial condition, results of operations, business operations and business prospects, are forward-looking statements. Words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "predict," "believe" and similar words, expressions and variations of these words and expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to known and unknown risks, uncertainties, assumptions, and other important factors that could significantly impact results or achievements expressed or implied by such forward-looking statements. Such factors, risks, uncertainties and assumptions include, but are not limited to: competitive and general economic conditions, including disruptions from government mandates, both domestically and internationally, as well as supplier constraints and other supply disruptions; changes in customer demands; technological changes in our operations or in our industry; dependence on customers’ required delivery schedules; risks related to fluctuations in the Company’s operating results from quarter to quarter; risks related to international operations, including foreign currency fluctuations; changes in the legal and regulatory environment; changes in raw materials and commodity costs; acts of terrorism, war, governmental action, natural disasters and other Force Majeure events. The cautionary statements made pursuant to the Reform Act herein and elsewhere by us should not be construed as exhaustive. We cannot always predict what factors would cause actual results to differ materially from those indicated by the forward-looking statements. Over time, our actual results, performance, or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and harmful to our stockholders' interest. Many important factors that could cause such differences are described under the caption "Risk Factors" in Item 1A in the Company's 2026 Annual Report on Form 10-K and in Item 1A of Part II in this Quarterly Report on Form 10-Q, which you should review carefully. These forward-looking statements speak only as of the date of this document. The Company assumes no obligation, and expressly disclaims any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There are no material changes to the disclosures made on this matter in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2026.
Item 4.    Controls and Procedures
(a) Evaluation of disclosure controls and procedures
An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of July 31, 2026. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that, as of July 31, 2026, the Company's disclosure controls and procedures were adequate and effective and designed to ensure that all material information required to be filed in this quarterly report is made known to them by others within the Company and its subsidiaries.
(b) Changes in internal controls
There were no significant changes in the Company's internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A.    Risk Factors
The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A of the Company's 2026 Annual Report on Form 10-K under the heading "Risk Factors," any one or more of which could, directly or indirectly, cause the Company's actual financial condition and operating results to vary materially from its past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company's business, financial condition, operating results, and stock price. There have been no material changes to the Company's risk factors from those set forth in the Company's Annual Report on Form 10-K for the year ended April 30, 2026 as filed with the SEC on June 26, 2026 beyond those set forth below.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities
The Company's share repurchase program was adopted on August 31, 2023. This program was subsequently amended on March 12, 2025 to authorize the repurchase of up to an additional 100,000 shares of the Company's common stock.

The following table summarizes share repurchase activity for the three months ended July 31, 2026:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
May 1 - 31	—	$—	—	100,603
June 1 - 30	3,181	$36.38	3,181	97,422
July 1 - 31	11,109	$37.11	11,109	86,313
	14,290		14,290

(1)On August 31, 2023, the Board of Directors of the Company adopted a share repurchase program with authorization to repurchase up to 100,000 shares of our Company's common stock, which commenced on September 1, 2023 and has no expiration date. This program was subsequently amended on March 12, 2025 to authorize the repurchase of up to an additional 100,000 shares of the Company's common stock. The share repurchase program is designed to help offset the impact of future share dilution from employee stock issuances. The timing and amount of any repurchases under this program will be determined by the Company's management at its discretion based upon its ongoing assessments of the capital needs of the business, the market price of the Company's common stock and general market conditions. Share repurchases under this program may be made through a variety of methods including open-market purchases, block trades, exchange transactions or any combination thereof. The program does not obligate the Company to acquire any particular amount of its common stock, and the share repurchase program may be suspended or discontinued at any time at the Company's discretion.
(2)Excludes other costs such as broker commissions and fees.

The share repurchase program had remaining authorization of 86,313 shares as of July 31, 2026.
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
During the three months ended July 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed the Company of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K).

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

KEWAUNEE SCIENTIFIC CORPORATION (Registrant)

Date: September 11, 2026	By	/s/ Donald T. Gardner III
Donald T. Gardner III
(As duly authorized officer and Vice President, Finance and Chief Financial Officer)